Form 10-K
period 2008-12-31
US AIRWAYS GROUP INC; US AIRWAYS INC
filed 2009-02-18
CIK 701345, 714560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement related to US Airways Group, Inc.’s 2009 Annual Meeting of Stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of US Airways Group, Inc.’s fiscal year ended December 31, 2008, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

US Airways Group, Inc.	Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
US Airways, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

US Airways Group, Inc.	Yes ☐	No ☑
US Airways, Inc.	Yes ☐	No ☑

The aggregate market value of common stock held by non-affiliates of US Airways Group, Inc. as of June 30, 2008 was approximately $229 million.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

US Airways Group, Inc.	Yes ☑	No ☐
US Airways, Inc.	Yes ☑	No ☐

As of February 12, 2009, there were 114,135,100 shares of US Airways Group, Inc. common stock outstanding.

As of February 12, 2009, US Airways, Inc. had 1,000 shares of common stock outstanding, all of which were held by US Airways Group, Inc.

US Airways Group, Inc.

US Airways, Inc.

Form 10-K

Year Ended December 31, 2008

		Page

PART I
Item 1.	Business	5
Item 1A.	Risk Factors	17
Item 1B.	Unresolved Staff Comments	26
Item 2.	Properties	26
Item 3.	Legal Proceedings	29
Item 4.	Submission of Matters to a Vote of Security Holders	29

PART II
Item 5.	Market for US Airways Group’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	30
Item 6.	Selected Financial Data	32
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	75
Item 8A.	Consolidated Financial Statements and Supplementary Data of US Airways Group, Inc.	77
Item 8B.	Consolidated Financial Statements and Supplementary Data of US Airways, Inc.	125
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	168
Item 9A.	Controls and Procedures	168
Item 9B.	Other Information	168

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	169
Item 11.	Executive Compensation	169
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	169
Item 13.	Certain Relationships and Related Transactions and Director Independence	169
Item 14.	Principal Accountant Fees and Services	169

PART IV
Item 15.	Exhibits and Financial Statement Schedules	170
	SIGNATURES
EX-10.5
EX-10.8
EX-10.23
EX-10.30
EX-10.48
EX-10.49
EX-10.50
EX-10.53
EX-10.78
EX-10.84
EX-10.88
EX-21.1
EXHIBIT 23.1
EXHIBIT 24.1
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

Note Concerning Forward-Looking Statements

Certain of the statements contained in this report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” and “continue” and similar terms used in connection with statements regarding our outlook, expected fuel costs, the revenue environment, and our expected financial performance. These statements include, but are not limited to, statements about the benefits of the business combination transaction involving America West Holdings Corporation (“America West Holdings”) and US Airways Group, including future financial and operating results, our plans, objectives, expectations and intentions and other statements that are not historical facts. These statements are based upon the current beliefs and expectations of management and are subject to significant risks and uncertainties that could cause our actual results and financial position to differ materially from these statements. These risks and uncertainties include, but are not limited to, those described below under Item 1A. “Risk Factors” and the following:

•	the impact of future significant operating losses;

•	economic conditions;

•	changes in prevailing interest rates, a reduction in the availability of financing and increased costs of financing;

•	our high level of fixed obligations and our ability to obtain and maintain financing for operations and other purposes and operate pursuant to the terms of our financing facilities (particularly the financial covenants);

•	our ability to maintain adequate liquidity;

•	labor costs and relations with unionized employees generally and the impact and outcome of labor negotiations, including our ability to complete the integration of the labor groups of US Airways Group and America West Holdings;

•	our reliance on vendors and service providers and our ability to obtain and maintain commercially reasonable terms with those vendors and service providers;

•	the impact of fuel price volatility, significant disruptions in the supply of aircraft fuel and further significant increases in fuel prices;

•	our reliance on automated systems and the impact of any failure or disruption of these systems;

•	the impact of the integration of our business units;

•	the impact of changes in our business model;

•	competitive practices in the industry, including significant fare restructuring activities, capacity reductions and in court or out of court restructuring by major airlines;

•	the impact of industry consolidation;

•	our ability to attract and retain qualified personnel;

•	the impact of global instability, including the current instability in the Middle East, the continuing impact of the military presence in Iraq and Afghanistan and the terrorist attacks of September 11, 2001 and the potential impact of future hostilities, terrorist attacks, infectious disease outbreaks or other global events that affect travel behavior;

•	changes in government legislation and regulation;

•	our ability to obtain and maintain adequate facilities and infrastructure to operate and grow our route network;

•	the impact of environmental laws and regulations;

•	costs of ongoing data security compliance requirements and the impact of any data security breach;

•	interruptions or disruptions in service at one or more of our hub airports;

•	the impact of any accident involving our aircraft;

•	delays in scheduled aircraft deliveries or other loss of anticipated fleet capacity;

•	the impact of possible future increases in insurance costs and disruptions to insurance markets;

•	weather conditions;

•	the cyclical nature of the airline industry;

•	the impact of foreign currency exchange rate fluctuations;

•	our ability to use pre-merger NOLs and certain other tax attributes;

•	our ability to maintain contracts that are critical to our operations;

•	our ability to attract and retain customers; and

•	other risks and uncertainties listed from time to time in our reports to the Securities and Exchange Commission.

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

Overview

US Airways Group, a Delaware corporation, is a holding company whose primary business activity is the operation of a major network air carrier through its wholly owned subsidiaries US Airways, Piedmont Airlines, Inc. (“Piedmont”), PSA Airlines, Inc. (“PSA”), Material Services Company, Inc. (“MSC”) and Airways Assurance Limited (“AAL”). US Airways Group was formed in 1982, and its origins trace back to the formation of All American Aviation in 1939. US Airways Group’s principal executive offices are located at 111 West Rio Salado Parkway, Tempe, Arizona 85281. US Airways Group’s telephone number is (480) 693-0800, and its internet address is www.usairways.com.

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

We operate the fifth largest airline in the United States as measured by domestic mainline revenue passenger miles (“RPMs”) and available seat miles (“ASMs”). For the years ended December 31, 2008, 2007 and 2006, passenger revenues accounted for approximately 91%, 93% and 93%, respectively, of our operating revenues. Cargo revenues and other sources accounted for 9%, 7% and 7% of our operating revenues in 2008, 2007 and 2006, respectively. We have primary hubs in Charlotte, Philadelphia and Phoenix and secondary hubs/focus cities in New York, Washington, D.C., Boston and Las Vegas. We offer scheduled passenger service on more than 3,100 flights daily to 200 communities in the United States, Canada, Europe, the Caribbean and Latin America. We also have an established East Coast route network, including the US Airways Shuttle service, with a substantial presence at capacity constrained airports including New York’s LaGuardia Airport and the Washington, D.C. area’s Ronald Reagan Washington National Airport. We had approximately 55 million passengers boarding our mainline flights in 2008. During 2008, our mainline operation provided regularly scheduled service or seasonal service at 135 airports. During 2008, the US Airways Express network served 187 airports in the United States, Canada and Latin America, including 77 airports also served by our mainline operation. During 2008, US Airways Express air carriers had approximately 27 million passengers boarding their planes. As of December 31, 2008, we operated 354 mainline jets and are supported by our regional airline subsidiaries and affiliates operating as US Airways Express either under capacity purchase or prorate agreements, which operate approximately 238 regional jets and 74 turboprops.

Our results are seasonal. Operating results are typically highest in the second and third quarters due to greater demand for air and leisure travel during the summer months and our combination of business traffic and North-South leisure traffic in the eastern and western United States during those periods. For information regarding operating revenue in US Airways Group’s and US Airways’ principal geographic areas, see Notes 13 and 12 to their respective financial statements included in Items 8A and 8B of this Form 10-K.

MSC and AAL operate in support of our airline subsidiaries in areas such as the procurement of aviation fuel and insurance.

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

Airline Industry

In 2008, the U.S. airline industry faced an extraordinarily challenging environment. Airlines incurred significant losses as they faced staggering increases in the price of fuel throughout most of 2008. The quarterly average cost per barrel of oil below depicts the runaway nature of fuel prices during 2008:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2008	$98	$124	$118	$59
2007	58	65	75	90
Period over period increase (decrease)	68%	91%	57%	(35%)

Given the industry capacity levels and continued intense competition, U.S. airlines were unable to sufficiently raise ticket prices to cover their largest cost item, jet fuel. As a result, most U.S. airlines were generating sizeable losses. These factors served as a catalyst for some airlines to take the following unprecedented measures to support growth in ticket prices and preserve liquidity:

•	Substantial capacity reductions. Domestic ASMs are expected to be down approximately 10% in 2009 as compared to 2008 for the U.S. airline industry. These capacity cuts are expected to minimize the impact of reduced passenger demand on revenue, reduce costs and minimize cash burn.

•	Development and implementation of new revenue initiatives to supplement existing sources of revenue.

•	Implementation of cost containment strategies to minimize non-essential expenditures and conserve cash.

•	Enhancement of near-term liquidity through a number of cash-raising initiatives such as traditional capital market issuances, asset sales, sale and leaseback transactions and prepaid sales of frequent flyer program miles to affinity card issuers.

The then rapid and severe increases in fuel prices, which appeared to have no end as oil hit an all time high of $147 per barrel in July 2008, prompted some airlines to contain costs by increasing their fuel hedge positions. With the industry facing a liquidity crisis, many airlines’ hedge positions took the form of no premium collars and swaps, as the cost of traditional call options to lock in fuel cost became too expensive due to the volatility in oil prices. By the end of the third quarter, the rapid climb in oil prices was quickly replaced by an equally rapid decline in oil prices, driven by a global economic downturn. While the industry welcomed relief in the price of fuel, hedges entered into earlier in the year, ahead of fuel’s rapid decline, generated losses and a near term drain on liquidity as airlines were forced to post significant amounts of collateral with their fuel hedging counterparties.

As the industry enters 2009, moderating oil prices are expected to offset at least some of the effects on passenger demand of the corresponding weakening economy. Additionally, we believe the unprecedented industry actions described above to reduce capacity, support ticket prices and implement new sources of revenue will further mitigate the impacts of the economic downturn.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for our response to the industry conditions discussed above.

Airline Operations

We operate a hub-and-spoke network with major hubs in Charlotte, Philadelphia and Phoenix and secondary hubs/focus cities in New York, Washington, D.C., Boston and Las Vegas.

We dramatically improved our on-time performance and mishandled baggage ratio. For the year 2008, our 80.1% on-time performance ranked first among the big six hub and spoke carriers and second among the ten largest U.S. airlines as measured by the DOT’s Consumer Air Travel Report. See the “Customer Service” section below for further discussion.

As a result of the challenging 2008 industry environment, we reduced our fourth quarter 2008 total mainline capacity by 5.9% and our Express capacity by 1.3% on a year-over-year basis. In addition, we plan to reduce our total mainline 2009 capacity by four to six percent and our Express capacity by five to seven percent from 2008 levels. We anticipate that these capacity reductions will enable us to minimize the impact of reduced passenger demand on revenue and reduce costs.

Despite the capacity reductions in 2008, we were able to increase service in certain markets. Domestically, we added new non-stop service from our Charlotte hub to Montreal, Quebec; Austin and San Antonio, Texas; Fort Walton Beach and Daytona Beach, Florida; Gulfport, Mississippi and Sacramento, California, and from our Philadelphia hub to Sacramento, California. In January 2009, we began service from Washington National to Akron/Canton, Ohio. In 2008, we also added new transatlantic service from our Philadelphia hub to London’s Heathrow Airport and announced three new transatlantic flights to begin in Spring 2009, including service from our Philadelphia hub to Birmingham, U.K. and Oslo, Norway as well as service from our Charlotte hub to Paris, France. We also announced additional non-stop service from Boston’s Logan International Airport to eight destinations in Latin America and the Caribbean to operate in January-March 2009. In addition, we received Department of Transportation (“DOT”) approval to operate daily non-stop service from our Philadelphia hub to Tel Aviv, Israel. Service, which is awaiting Israeli government approval, is slated to begin in July 2009 utilizing a new A330-200 aircraft.

In 2007, US Airways and Airbus executed definitive purchase agreements for the acquisition of 97 aircraft, including 60 single-aisle A320 family aircraft and 37 widebody aircraft comprised of 22 A350 Xtra Wide Body (“XWB”) aircraft and 15 A330-200 aircraft. These were in addition to orders for 37 single-aisle A320 family aircraft from a previous Airbus purchase agreement. The A320 aircraft will be used to replace older narrowbody aircraft in our fleet. In 2008, we took delivery of five A321 aircraft. In 2009, we plan to take delivery of 18 A321 aircraft and two A320 aircraft, with deliveries of the remaining 72 A320 family aircraft to continue from 2010 through 2012. We also plan to take delivery of five A330-200 aircraft in 2009, with the remaining ten A330-200 aircraft to be delivered in 2010-2011. In October 2008, we amended the terms of the A350 XWB Purchase Agreement for deliveries of the 22 firm order A350 XWB aircraft to begin in 2015 rather than 2014 and extending through 2018. We plan to use the A330-200 and A350 XWB aircraft to replace older widebody aircraft in our fleet and to facilitate international growth. In 2008, we also took delivery of the 14 remaining firm Embraer 190 aircraft on order under our Amended and Restated Purchase Agreement with Embraer.

Express Operations

Certain air carriers have code share arrangements with us to operate under the trade name “US Airways Express.” Typically, under a code share arrangement, one air carrier places its designator code and sells tickets on the flights of another air carrier, which is referred to generically as its code share partner. US Airways Express carriers are an integral component of our operating network. We rely heavily on feeder traffic from our US Airways Express partners, which carry passengers to our hubs from low-density markets that are uneconomical for us to serve with large jets. In addition, US Airways Express operators offer complementary service in our existing mainline markets by operating flights during off-peak periods between mainline flights. During 2008, the US Airways Express network served 187 airports in the continental United States, Canada and Latin America, including 77 airports also served by our mainline operation. During 2008, approximately 27 million passengers boarded US Airways Express air carriers’ planes, approximately 43% of whom connected to mainline flights. Of these 27 million passengers, approximately 8 million were enplaned by our wholly owned regional airlines Piedmont and PSA, approximately 19 million were enplaned by third-party carriers operating under capacity purchase agreements and less than one million were enplaned by carriers operating under prorate agreements, as described below.

The US Airways Express code share arrangements are in the form of either capacity purchase or prorate agreements. The capacity purchase agreements provide that all revenues, including passenger, mail and freight revenues, go to us. In return, we agree to pay predetermined fees to these airlines for operating an agreed-upon number of aircraft, without regard to the number of passengers on board. In addition, these agreements provide that certain variable costs, such as airport landing fees and passenger liability insurance, will be reimbursed 100% by us. We control marketing, scheduling, ticketing, pricing and seat inventories. Under the prorate agreements, the prorate carriers receive a prorated share of ticket revenue and pay certain service fees to us. The prorate carrier is responsible for pricing the local, point to point markets to the extent that we do not have competing existing service in that market. We are responsible for pricing all other prorate carrier tickets. The prorate carrier is also responsible for all costs incurred operating the aircraft. All US Airways Express carriers use our reservation systems and have logos, service marks, aircraft paint schemes and uniforms similar to our mainline operation.

The following table sets forth our US Airways Express code share agreements and the number and type of aircraft operated under those agreements at December 31, 2008. On June 30, 2008, Air Midwest, Inc., a US Airways Express prorate carrier for the first six months of 2008, ceased all operations. Air Midwest contributed less than 1% to our total Express ASMs.

Number/Type
Carrier	Agreement Type	of Aircraft

PSA(1)	Capacity Purchase	49 regional jets
Piedmont(1)	Capacity Purchase	55 turboprops
Air Wisconsin Airlines Corporation	Capacity Purchase	70 regional jets
Mesa Airlines, Inc.	Capacity Purchase	49 regional jets and 6 turboprops
Chautauqua Airlines, Inc.	Capacity Purchase	9 regional jets
Republic Airways	Capacity Purchase	58 regional jets
Colgan Airlines, Inc.	Prorate	13 turboprops
Trans States Airlines, Inc.	Prorate	3 regional jets

(1)	PSA and Piedmont are wholly owned subsidiaries of US Airways Group.

Marketing and Alliance Agreements with Other Airlines

We maintain alliance agreements with several leading domestic and international carriers to give customers a greater choice of destinations. Airline alliance agreements provide an array of benefits that vary by partner. By code sharing, each airline is able to offer additional destinations to its customers under its flight designator code without materially increasing operating expenses and capital expenditures. Frequent flyer arrangements provide members with extended networks for earning and redeeming miles on partner carriers. US Airways Club members also have access to certain partner carriers’ airport lounges. We also benefit from the distribution strengths of each of our partner carriers.

In May 2004, US Airways joined the Star Alliance, the world’s largest airline alliance, which now has 21 member airlines serving approximately 912 destinations in 159 countries. Three additional carriers are scheduled to join the Star Alliance in late 2009 or early 2010. Membership in the Star Alliance further enhances the value of our domestic and international route network by allowing customers wide access to the global marketplace. Expanded benefits for customers include network expansion through code share service, frequent flyer program benefits, airport lounge access, convenient single-ticket pricing with electronic tickets, one-stop check-in and coordinated baggage handling. We also have bilateral marketing/code sharing agreements with Star Alliance members Lufthansa, Spanair, bmi, TAP Portugal, Swiss International, Asiana, Air New Zealand, Air China and Singapore Airlines. Other international code sharing partners include Italy’s Air One, Royal Jordanian Airlines, EVA Airways and Virgin Atlantic Airways. Marketing/code sharing agreements are maintained with two smaller regional carriers in the Caribbean that operate collectively as the “GoCaribbean” network. Each of these code share agreements funnel international traffic onto our domestic flights or support specific markets operated by us in Europe and the Caribbean. Domestically, we code share with Hawaiian Airlines on intra-Hawaii flights.

In addition, we have comprehensive marketing and code sharing agreements with United Airlines, a member of the Star Alliance, which began in July 2002. In February 2008, US Airways and United reached final agreement on amendments to the contracts governing their relationship, following each carrier’s reorganization through bankruptcy. Following the June 2008 announcement of the United-Continental Airlines marketing agreements and Continental’s plans to join the Star Alliance, we reaffirmed our code share agreements with United and our continued participation in the Star Alliance.

Competition in the Airline Industry

Most of the markets in which we operate are highly competitive. Price competition occurs on a market-by-market basis through price discounts, changes in pricing structures, fare matching, target promotions and frequent flyer initiatives. Airlines typically use discount fares and other promotions to stimulate traffic during normally slack travel periods to generate cash flow and to maximize revenue per ASM. Discount and promotional fares are generally non-refundable and may be subject to various restrictions such as minimum stay requirements, advance ticketing, limited seating and change fees. We have often elected to match discount or promotional fares initiated by other air carriers in certain markets in order to compete in those markets. Most airlines will quickly match price reductions in a particular market. Our ability to compete on the basis of price is limited by our fixed costs and depends on our ability to maintain our operating costs. In addition, recent years have seen the entrance and growth of low-fare, low-cost competitors in many of the markets in which we operate. These competitors include Southwest Airlines Co., AirTran Airways, Inc., Frontier Airlines, Inc. and JetBlue Airways. Some of these low cost carriers have lower operating cost structures than US Airways.

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

Industry Regulation and Airport Access

Our airline subsidiaries operate under certificates of public convenience and necessity or certificates of commuter authority, both of which are issued by the DOT. These certificates may be altered, amended, modified or suspended by the DOT if the public convenience and necessity so require, or may be revoked for failure to comply with the terms and conditions of the certificates.

Airlines are also regulated by the Federal Aviation Administration (“FAA”), primarily in the areas of flight operations, maintenance, ground facilities and other operational and safety areas. Pursuant to these regulations, our airline subsidiaries have FAA-approved maintenance programs for each type of aircraft they operate. The programs provide for the ongoing maintenance of such aircraft, ranging from periodic routine inspections to major overhauls. From time to time, the FAA issues airworthiness directives and other regulations affecting our airline subsidiaries or one or more of the aircraft types they operate. In recent years, for example, the FAA has issued or proposed mandates relating to, among other things, enhanced ground proximity warning systems, fuselage pressure bulkhead reinforcement, fuselage lap joint inspection rework, increased inspections and maintenance procedures to be conducted on certain aircraft, increased cockpit security, fuel tank flammability reductions and domestic reduced vertical separation. Regulations of this sort tend to enhance safety and increase operating costs.

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

The airline industry is also subject to increasingly stringent federal, state and local laws aimed at protecting the environment. Future regulatory developments and actions could affect operations and increase operating costs for the airline industry, including our airline subsidiaries. For more discussion of environmental regulation, see

Item 1A. “Risk Factors — Risk Factors Relating to the Company and Industry Related Risks — We are subject to many forms of environmental regulation and may incur substantial costs as a result.”

Our airline subsidiaries are obligated to collect a federal excise tax, commonly referred to as the “ticket tax,” on domestic and international air transportation. Our airline subsidiaries collect the ticket tax, along with certain other U.S. and foreign taxes and user fees on air transportation, and pass along the collected amounts to the appropriate governmental agencies. Although these taxes are not our operating expenses, they represent an additional cost to our customers. There are a number of efforts in Congress to raise different portions of the various taxes imposed on airlines and their passengers.

The Aviation and Transportation Security Act (the “Aviation Security Act”) was enacted in November 2001. Under the Aviation Security Act, substantially all aspects of civil aviation security screening were federalized, and a new Transportation Security Administration (the “TSA”) under the DOT was created. The TSA was then transferred to the Department of Homeland Security pursuant to the Homeland Security Act of 2002. The Aviation Security Act, among other matters, mandates improved flight deck security; carriage at no charge of federal air marshals; enhanced security screening of passengers, baggage, cargo, mail, employees and vendors; enhanced security training; fingerprint-based background checks of all employees and vendor employees with access to secure areas of airports pursuant to regulations issued in connection with the Aviation Security Act; and the provision of certain passenger data to U.S. Customs and Border Protection.

Funding for the TSA is provided by a combination of air-carrier fees, passenger fees and taxpayer monies. A “passenger security fee,” which is collected by air carriers from their passengers, is currently set at a rate of $2.50 per flight segment but not more than $10 per round trip. An air-carrier fee, or Aviation Security Infrastructure Fee (“ASIF”), has also been imposed with an annual cap equivalent to the amount that an individual air carrier paid in calendar year 2000 for the screening of passengers and property. TSA may lift this cap at any time and set a new higher fee for air carriers.

In 2008, we incurred expenses of $53 million for the ASIF, including amounts paid by US Airways Group’s wholly owned regional subsidiaries and amounts attributable to regional carriers. Implementation of the requirements of the Aviation Security Act have resulted and will continue to result in increased costs for us and our passengers and has and will likely continue to result in service disruptions and delays. As a result of competitive pressure, US Airways and other airlines may be unable to recover all of these additional security costs from passengers through increased fares. In addition, we cannot forecast what new security and safety requirements may be imposed in the future or the costs or financial impact of complying with any such requirements.

Most major U.S. airports impose a passenger facility charge. The ability of airlines to contest increases in this charge is restricted by federal legislation, DOT regulations and judicial decisions. With certain exceptions, air carriers pass these charges on to passengers. However, our ability to pass through passenger facility charges to our customers is subject to various factors, including market conditions and competitive factors. The current cap on the passenger facility charge is $4.50 per passenger.

At John F. Kennedy International, LaGuardia, Newark Liberty International and Reagan National Airports, which are designated “High Density Airports” by the FAA, there are restrictions that limit the number of departure and arrival slots available to air carriers during peak hours. In April 2000, legislation was enacted that eliminated slot restrictions in January 2007 at LaGuardia and Kennedy. The FAA proposed a comprehensive final rule for LaGuardia in August 2006. The proposed rule would require a minimum number of seats on certain operations to/from LaGuardia. Failure to comply with the minimum seat requirement would lead to the withdrawal of operating authority until compliance is achieved. The proposed rule also introduces a finite lifespan for “operating authorizations” of no more than ten years. The FAA intends to seek Congressional approval for the introduction of market based mechanisms for allocating expiring operating authorizations. We filed extensive comments with the FAA in December 2006 detailing the numerous concerns we have with the proposed rule. Other than making some technical corrections to the current operating restrictions at LaGuardia, no other action concerning the level of operations at LaGuardia was taken by the federal government in 2007. The DOT and FAA convened an Aviation Rulemaking Committee (“ARC”) to address congestion and delays in the New York region.

On October 10, 2008, the FAA finalized new rules governing flight operations at the three major New York airports. The new rules were scheduled to take effect in December 2008. However, on December 8, 2008, at the request of the Air Transport Association (“ATA”) and others, the U.S. Court of Appeals for the Washington D.C. Circuit issued a stay order prohibiting the new rules from taking effect. The litigation surrounding the legality of the final rules will continue forward in 2009. If the new rules are upheld, the FAA will withdraw approximately 15% of the industry slots at LaGuardia. If deemed legal, the rules will reduce the number of flights US Airways can offer at LaGuardia over a five year period. Additionally, the DOT recently finalized a policy change that will permit airports to charge differentiated landing fees during congested periods, which could impact our ability to serve certain markets in the future. This policy change is also the source of pending litigation.

The FAA is now pursuing a voluntary return of slots at LaGuardia in an effort to reduce the current number of scheduled operations from 75 per hour to 71 per hour in order to reduce congestion. In addition, the government capped operations at both Kennedy and Newark starting during the first quarter of 2008. Thus, airlines will not be able to add flights at LaGuardia, Kennedy or Newark without acquiring operating rights from another carrier. In the future, takeoff and landing time restrictions and other restrictions on the use of various airports and their facilities may result in further curtailment of services by, and increased operating costs for, individual airlines, including our airline subsidiaries, particularly in light of the increase in the number of airlines operating at these airports.

The availability of international routes to domestic air carriers is regulated by agreements between the U.S. and foreign governments. Changes in U.S. or foreign government aviation policy could result in the alteration or termination of these agreements and affect our international operations. We could continue to see significant changes in terms of air service between the United States and Europe as a result of the implementation of the U.S. and the EU Air Transport Agreement, generally referred to as the Open Skies Agreement, which took effect in March 2008. The Open Skies Agreement removes bilateral restrictions on the number of flights between the U.S. and EU. One result of the Open Skies Agreement has been the application before the DOT for antitrust immunity between Star Alliance members and Continental, and oneworld members and American Airlines. If granted, antitrust immunity permits carriers to coordinate schedules, pricing and other competitive aspects on international routes to/from the United States. It is possible that the grant of these immunities could have an impact on our international operations.

The DOT has proposed several new initiatives concerning airline obligations toward passengers. During 2008, the DOT finalized rules pertaining to denied boarding compensation requiring additional consumer disclosure and higher payments to passengers. In addition, the DOT established a task force on long on-board delays that resulted in the issuance of a final report suggesting model contingency plans for long on-board delays. Contemporaneous with the end of the task force, the DOT issued additional proposed rules that would place additional requirements on airlines concerning service irregularities, consumer rights and contract of carriage obligations.

The New York State Passenger Bill of Rights law, which requires airlines to provide certain services to passengers on flights within the state that undergo extended on-board ground delays, was overturned in the U.S. Court of Appeals for the 2nd Circuit, but new passenger bill of rights legislation has been introduced in the current session of Congress.

Employees and Labor Relations

Our businesses are labor intensive. In 2008, wages, salaries and benefits represented approximately 18% of our operating expenses. As of December 31, 2008, we employed approximately 37,500 active full-time equivalent employees. Of this amount, US Airways employed approximately 32,700 active full-time equivalent employees including approximately 4,200 pilots, 7,100 flight attendants, 6,800 passenger service personnel, 6,600 fleet service personnel, 3,100 maintenance personnel and 4,900 personnel in administrative and various other job categories. US Airways Group’s remaining subsidiaries employed approximately 4,800 active full-time equivalent employees including approximately 800 pilots, 500 flight attendants, 2,600 passenger service personnel, 500 maintenance personnel and 400 personnel in administrative and various other job categories.

A large majority of the employees of the major airlines in the United States are represented by labor unions. As of December 31, 2008, approximately 87% of our active employees were represented by various labor unions.

Since the merger, we have been in the process of integrating the labor agreements of US Airways and America West Airlines (“AWA”). Listed below are the integrated labor agreements and the status of the US Airways and AWA labor agreements that remain separate with their major domestic employee groups.

			Contract
Union	Class or Craft	Employees(1)	Amendable

Integrated labor agreements:
International Association of Machinists & Aerospace Workers (“IAM”)	Fleet Service	6,600	12/31/2011	(2)
Airline Customer Service Employee Association — IBT and CWA (the “Association”)	Passenger Service	6,800	12/31/2011
IAM	Mechanics, Stock Clerks and Related	3,100	12/31/2011	(3)
IAM	Maintenance Training Instructors	30	12/31/2011	(4)
Transport Workers Union (“TWU”)	Dispatch	200	12/31/2009
TWU	Flight Crew Training Instructors	100	12/31/2011
TWU	Flight Simulator Engineers	50	12/31/2011
US Airways:
Air Line Pilots Association (“ALPA”)	Pilots	2,700	12/31/2009	(5)
Association of Flight Attendants-CWA (“AFA”)	Flight Attendants	4,800	12/31/2011	(6)
AWA:
ALPA	Pilots	1,500	12/30/2006	(5)
AFA	Flight Attendants	2,300	05/04/2004	(6)

(1)	Approximate number of active full-time equivalent employees covered by the contract as of December 31, 2008.

(2)	In May 2008, US Airways and IAM District 141 ratified a new unified agreement that moved all US Airways’ fleet service employees to one labor contract. The new contract moved pre-merger AWA fleet service employees to the terms of the pre-merger US Airways contract and modified the existing US Airways agreement in ways that were mutually beneficial to the employees and US Airways.

(3)	In April 2008, US Airways and IAM District 142 ratified a new unified agreement that moved all US Airways’ maintenance and related employees to one labor contract. The new contract moved pre-merger AWA maintenance, stock clerk and related employees to the higher pay scales of the pre-merger US Airways labor contract and modified the existing US Airways labor agreement in ways that were mutually beneficial to the employees and US Airways.

(4)	In May 2008, US Airways and IAM District 142 ratified a new agreement that moved all US Airways’ maintenance training instructors to one labor contract.

(5)	Pilots continue to work under the terms of their separate US Airways and AWA collective bargaining agreements, as modified by the transition agreements reached in connection with the merger.

(6)	In negotiations for a single labor agreement applicable to both US Airways and AWA. On December 15, 2005, the National Mediation Board recessed AFA’s separate contract negotiations with AWA indefinitely. Flight attendants continue to work under the terms of their separate US Airways and AWA collective bargaining agreements, as modified by the transition agreements reached in connection with the merger.

On April 18, 2008, the National Mediation Board certified the US Airline Pilots Association (“USAPA”) as the collective bargaining representative for the pilots of the combined company, including pilot groups from both pre-merger AWA and US Airways. Since that time, we have been engaged in negotiations with USAPA over the terms of a single labor agreement covering both groups. In the meantime, while those negotiations are underway, each of the pilot groups continues to be covered by the ALPA collective bargaining agreements referenced above.

On November 21, 2008, the National Mediation Board notified us that an application for representation of the Customer Service Training Instructors had been filed by the TWU. We responded that the appropriate craft or class should also include the Fleet Service Training Instructors. The National Mediation Board conducted an investigation and determined that the craft or class includes both Customer Service and Fleet Service Training Instructors. Further, the National Mediation Board ordered a representation election with voting beginning on January 29, 2009 and concluding on February 20, 2009.

There are few remaining unrepresented employee groups that could engage in organization efforts. We cannot predict the outcome of any future efforts to organize those remaining employees or the terms of any future labor agreements or the effect, if any, on US Airways’ operations or financial performance. For more discussion, see Item 1A. “Risk Factors — Risk Factors Relating to the Company and Industry Related Risks — Union disputes, employee strikes and other labor-related disruptions may adversely affect our operations.”

Aviation Fuel

In 2008, aviation fuel was our largest expense. The average cost of a gallon of aviation fuel for our mainline and Express operations increased 44.1% from 2007 to 2008, and our total mainline and Express fuel expense increased $1.36 billion or 40.1% from 2007 to 2008. We estimate that a one cent per gallon change in fuel prices will result in a $14 million increase/decrease in annual fuel expense. While there has been recent relief in the price of oil, the cost of fuel remains volatile. Because the operations of our airline are dependent upon aviation fuel, increases in aviation fuel costs could materially and adversely affect liquidity, results of operations and financial condition.

We currently utilize heating-oil based derivative instruments to hedge a portion of our exposure to oil price increases. As of December 31, 2008, we had entered into fuel hedging transactions using no premium collars, which establish an upper and lower limit on heating oil futures prices. These transactions are in place with respect to approximately 14% of our 2009 fuel consumption requirements. Since the third quarter of 2008, we have not entered into any new transactions as part of our fuel hedging program due to the impact collateral requirements could have on our liquidity resulting from the significant decline in the price of oil and counterparty credit risk arising from global economic uncertainty. During 2008, 2007 and 2006, we recognized a net loss of $356 million, a net gain of $245 million and a net loss of $79 million, respectively, related to fuel hedging activities. The 2008 net loss on our fuel hedging derivatives was driven by the significant decline in the price of oil in the latter part of 2008.

The following table shows annual aircraft fuel consumption and costs for our mainline operations for 2006 through 2008 (gallons and aircraft fuel expense in millions):

		Average Price	Aircraft Fuel	Percentage of Total
Year	Gallons	per Gallon(1)	Expense(1)	Operating Expenses

2008	1,142	$3.17	$3,618	33.3%
2007	1,195	2.20	2,630	30.7%
2006	1,210	2.08	2,518	29.8%

(1)	Includes fuel taxes and excludes the impact of fuel hedges. The impact of fuel hedges is described in Item 7 under “US Airways Group’s Results of Operations” and “US Airways’ Results of Operations.”

In addition, we incur fuel expenses related to our Express operations. For the years ended December 31, 2008, 2007 and 2006, total fuel expenses for US Airways Group’s wholly owned regional airlines, affiliate regional airlines operating under capacity purchase agreements as US Airways Express, and US Airways’ former MidAtlantic division was $1.14 billion, $765 million and $764 million, respectively.

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

Insurance

US Airways Group and its subsidiaries maintain insurance of the types and in amounts deemed adequate to protect themselves and their property. Principal coverage includes:

•	liability for injury to members of the public, including passengers;

•	damage to property of US Airways Group, its subsidiaries and others;

•	loss of or damage to flight equipment, whether on the ground or in flight;

•	fire and extended coverage;

•	directors’ and officers’ liability;

•	travel agents’ errors and omissions;

•	advertiser and media liability;

•	cyber risk liability;

•	fiduciary; and

•	workers’ compensation and employer’s liability.

Since September 11, 2001, US Airways Group and other airlines have been unable to obtain coverage for liability to persons other than employees and passengers for claims resulting from acts of terrorism, war or similar events, which coverage is called war risk coverage, at reasonable rates from the commercial insurance market. US Airways, therefore, purchased its war risk coverage through a special program administered by the FAA, as have most other U.S. airlines. The Emergency Wartime Supplemental Appropriations Act extended this insurance protection until August 2005. The program was subsequently extended, with the same conditions and premiums, until March 31, 2009. If the federal insurance program terminates, we would likely face a material increase in the cost of war risk coverage, and because of competitive pressures in the industry, our ability to pass this additional cost to passengers may be limited.

Customer Service

We are committed to running a successful airline. One of the important ways we do this is by taking care of our customers. We believe that our focus on excellent customer service in every aspect of our operations, including personnel, flight equipment, inflight and ancillary amenities, on-time performance, flight completion ratios and baggage handling, will strengthen customer loyalty and attract new customers.

Throughout 2007 and 2008, we implemented several ongoing initiatives to improve operational performance, including lengthening the operating day at our hubs, lowering utilization, increasing the number of designated spare aircraft and implementing new baggage handling software and handheld baggage scanners in order to ensure operational reliability. The implementation of these initiatives along with other performance improvement initiatives resulted in an improved trend in operational performance.

For the year 2008, our 80.1% on-time performance ranked first among the big six hub and spoke carriers and second among the ten largest U.S. airlines as measured by the DOT’s Consumer Air Travel Report. In addition, our mishandled baggage ratio per 1,000 passengers improved dramatically to 4.77, representing more than a 40%

improvement from our 2007 rate of 8.47. Our rate of customer complaints filed with the DOT per 100,000 passengers also improved, decreasing to 2.01 in 2008 from 3.16 in 2007.

We reported the following combined operating statistics to the DOT for mainline operations for the years ended December 31, 2008, 2007 and 2006:

	Full Year
	2008	2007	2006

On-time performance(a)	80.1	68.7	76.9
Completion factor(b)	98.5	98.2	98.9
Mishandled baggage(c)	4.77	8.47	7.88
Customer complaints(d)	2.01	3.16	1.36

(a)	Percentage of reported flight operations arriving on time as defined by the DOT.

(b)	Percentage of scheduled flight operations completed.

(c)	Rate of mishandled baggage reports per 1,000 passengers.

(d)	Rate of customer complaints filed with the DOT per 100,000 passengers.

Frequent Traveler Program

All major United States airlines offer frequent flyer programs to encourage travel on their respective airlines and customer loyalty. Our Dividend Miles frequent flyer program allows participants to earn mileage credits for each paid flight segment on US Airways, Star Alliance carriers and certain other airlines that participate in the program. Participants flying in first class or Envoy class may receive additional mileage credits. Participants can also receive mileage credits through special promotions that we periodically offer and may also earn mileage credits by utilizing certain credit cards and purchasing services from non-airline partners such as hotels and rental car agencies. We sell mileage credits to credit card companies, telephone companies, hotels, car rental agencies and others that participate in the Dividend Miles program. Mileage credits can be redeemed for a travel award or first class upgrades on US Airways, Star Alliance carriers or other participating airlines.

We and the other participating airline partners limit the number of seats allocated per flight for award recipients by using various inventory management techniques. Award travel for all but the highest-level Dividend Miles participants is generally not permitted on blackout dates, which correspond to certain holiday periods or peak travel dates. We reserve the right to terminate Dividend Miles or portions of the program at any time. Program rules, partners, special offers, blackout dates, awards and requisite mileage levels for awards are subject to change. In 2008, we implemented processing fees for issuing awards ranging from $25 to $50 depending on destination, as well as a $50 to $75 fee for redeeming awards within 14 days of the travel date depending on booking method.

Ticket Distribution

Passengers can book tickets for travel on US Airways through several distribution channels including our direct website (www.usairways.com), online travel agent sites (e.g., Orbitz, Travelocity, Expedia and others), traditional travel agents, reservations centers and airline ticket offices. Traditional travel agencies use Global Distribution Systems (“GDSs”), such as Sabre Travel Network®, to obtain their fare and inventory data from airlines. Bookings made through these agencies result in a fee, referred to as a “GDS fee,” that is charged to the airline. Bookings made directly with an airline, through its reservation call centers or website, do not generate a GDS fee. Travel agent sites that connect directly to airline host systems, effectively by-passing the traditional connection via GDSs, help us reduce distribution costs. In 2008, we received 57% of our sales from internet sites. Our website accounted for 25% of our sales, while other internet sites accounted for 32% of our sales.

During 2008, electronic tickets represented 99% of all tickets issued to customers flying US Airways. Electronic tickets serve to enhance customer service and control costs for ticketing services supported by the airline and its distribution partners. Our $50 surcharge to most customers requiring paper tickets has allowed us to continue to support exceptional requests, while offsetting any cost variance associated with the issuance and postal fulfillment of paper tickets.

In an effort to further reduce distribution costs through internal channels, we have instituted service fees for customer interaction, which were increased in 2008, in the following internal distribution channels: reservation call centers ($25 per domestic ticket, $35 per international ticket), airport ticket offices ($35 per domestic ticket, $45 per international ticket) and city ticket offices ($35 per domestic ticket, $45 per international ticket). Other services provided through these channels remain available with no extra fees. The goals of these service fees are to reduce the cost to us of providing customer service as required by the traveler and to promote the continued goal of shifting customers to our lowest cost distribution channel, www.usairways.com. Other airlines have instituted similar fee structures. Internal channels of distribution account for 33% of our sales.

US Airways Vacations

Through US Airways Vacations (“USV”), we sell individual and group travel packages including air transportation on US Airways, US Airways Express and all US Airways codeshare partners, hotel accommodations, car rentals and other travel products. USV packages are marketed directly to consumers and through retail travel agencies in several countries and include travel to destinations throughout the U.S., Latin America, the Caribbean and Europe.

USV is focused on high-volume leisure travel products that have traditionally provided high profit margins. USV has negotiated several strategic partnerships with hotels, internet travel sites and media companies to capitalize on the continued growth in online travel sales. USV sells vacation packages and hotel rooms through its call center; via the internet and its websites, www.usairwaysvacations.com and www.usvtravelagents.com; through global distribution systems Sabre Vacations, Amadeus AgentNet and VAX; and through third-party websites on a co-branded or private-label basis. In 2008, approximately 84% of USV’s total bookings were made electronically, compared to 78% in 2007.

During 2008, USV operated co-branded websites for nine partner companies, including Costco Travel, Vegas.com, LasVegas.com and BestFares.com. These co-branded sites provide a retail presence via distribution channels such as Costco wholesale warehouses and other company websites where we and USV may not otherwise be a part of the consumer’s consideration set. USV intends to continue to add new co-branded websites as opportunities present themselves.

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

In accordance with the Bankruptcy Code, the plan of reorganization classified claims into classes according to their relative priority and other criteria and provided for the treatment of each class of claims. Pursuant to the bankruptcy process, the Debtors’ claims agent received timely-filed proofs of claims totaling approximately $26.4 billion in the aggregate, exclusive of approximately $13.6 billion in claims filed by governmental entities. The Debtors continue to be responsible for administering and resolving claims related to the bankruptcy process. The administrative claims objection deadline passed on September 15, 2006. As of December 31, 2008, there were approximately $157 million of unresolved claims. The ultimate resolution of certain of the claims asserted against the Debtors in the Chapter 11 cases will be subject to negotiations, elections and Bankruptcy Court procedures. The recovery to individual creditors ultimately distributed to any particular general unsecured creditor under the plan of reorganization will depend on a number of variables, including the agreed value of any general unsecured claims filed by that creditor, the aggregate value of all resolved general unsecured claims and the value of shares of the new common stock of US Airways Group in the marketplace at the time of distribution. The effects of these distributions were reflected in US Airways’ financial statements upon emergence and will not have any further impact on the results of operations.

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

There are several reasons, including those addressed in these risk factors, why US Airways Group might fail to achieve profitability and might in fact experience significant losses. In particular, the weakened condition of the economy and the high volatility of fuel prices have had and continue to have an impact on our operating results, and overall worsening economic conditions increase the risk that we will experience losses.

Our business may be adversely affected by a downturn in economic conditions.

Due to the discretionary nature of business and leisure travel spending, airline industry revenues are heavily influenced by the condition of the U.S. economy and the economies in other regions of the world. Unfavorable conditions in these broader economies can result in decreased passenger demand for air travel and changes in booking practices, both of which in turn can have a strong negative effect on our revenues. In addition, during challenging economic times, actions by our competitors to increase their revenues can have an adverse impact on our revenues. See “The airline industry is intensely competitive and dynamic” below. Certain contractual obligations limit our ability to shrink the number of aircraft in operation below certain levels. As a result, we may not be able to optimize the number of aircraft in operation compared to a decrease in passenger demand for air travel.

Increased costs of financing, a reduction in the availability of financing and fluctuations in interest rates could adversely affect our liquidity, operating expenses and results.

Changes in the domestic and global financial markets may increase our costs and adversely affect our ability to obtain financing needed for the acquisition of aircraft that we have contractual commitments to purchase and for other types of financings we may seek in order to raise capital or fund other types of obligations. Any downgrades to our credit rating may likewise increase the cost and reduce the availability of financings.

Further, a substantial portion of our indebtedness bears interest at fluctuating interest rates. These are primarily based on the London interbank offered rate for deposits of U.S. dollars, or “LIBOR.” LIBOR tends to fluctuate based on general economic conditions, general interest rates, federal reserve rates and the supply of and demand for credit in the London interbank market. We have not hedged our interest rate exposure and, accordingly, our interest expense for any particular period may fluctuate based on LIBOR and other variable interest rates. To the extent these interest rates increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected. See also the discussion of interest rate risk in Part II, Item 7A.

Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions.

We have a significant amount of fixed obligations, including debt, aircraft leases and financings, aircraft purchase commitments, leases and developments of airport and other facilities and other cash obligations. We also have certain guaranteed costs associated with our regional alliances. As a result of the substantial fixed costs associated with these obligations:

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

We have agreements with companies that process customer credit card transactions for the sale of air travel and other services. These agreements allow these processing companies, under certain conditions, to hold an amount of our cash (referred to as a “holdback”) equal to a portion of advance ticket sales that have been processed by that company, but for which we have not yet provided the air transportation. These holdback requirements can be modified at the discretion of the processing companies upon the occurrence of specific events, including material adverse changes in our financial condition. An increase in the current holdback balances to higher percentages up to and including 100% of relevant advanced ticket sales could materially reduce our liquidity. Likewise, other of our commercial agreements contain provisions that allow other entities to impose less favorable terms, including an acceleration of amounts due, in the event of material adverse changes in our financial condition.

Union disputes, employee strikes and other labor-related disruptions may adversely affect our operations.

Relations between air carriers and labor unions in the United States are governed by the Railway Labor Act (the “RLA”). Under the RLA, collective bargaining agreements generally contain “amendable dates” rather than expiration dates, and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the National Mediation Board. These processes do not apply to our current and ongoing negotiations for post-merger integrated labor agreements, and this means unions may not lawfully engage in concerted refusals to work, such as strikes, slow-downs, sick-outs or other similar activity. Nonetheless, after more than three years of negotiations without a resolution to the bargaining issues that arose from the merger, there is a risk that disgruntled employees, either with or without union involvement, could engage in one or more concerted refusals to work that could individually or collectively harm the operation of the airline and impair its financial performance. Likewise, employees represented by unions that have reached post-merger integrated agreements could engage in improper actions that disrupt our operations.

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

Our business is dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices and significant disruptions in the supply of aircraft fuel could have a significant negative impact on our operating results and liquidity.

Our operating results are significantly impacted by changes in the availability, price volatility and the cost of aircraft fuel, which represents the largest single cost item in our business. Fuel prices have fluctuated substantially over the past several years and sharply in the last year.

Because of the amount of fuel needed to operate the airline, even a relatively small increase in the price of fuel can have a significant adverse aggregate effect on our costs. Due to the competitive nature of the airline industry and unpredictability of the market, we can offer no assurance that we may be able to increase our fares or otherwise increase revenues sufficiently to offset fuel prices.

Although we are currently able to obtain adequate supplies of aircraft fuel, we cannot predict the future availability, price volatility or cost of aircraft fuel. Natural disasters, political disruptions or wars involving oil-producing countries, changes in fuel-related governmental policy, changes in aircraft fuel production capacity, environmental concerns and other unpredictable events may result in fuel supply shortages and additional fuel price volatility and cost increases in the future.

From time to time we enter into hedging arrangements to protect against rising fuel costs. Our ability to hedge in the future, however, may be limited, particularly if the financial condition of the airline worsens. Also, our fuel hedging arrangements do not completely protect us against price increases and are limited in both volume of fuel and duration. Finally, a rapid decline in the price of fuel can adversely impact our short-term liquidity as our hedge counterparties require that we post collateral in the form of cash or letters of credit when the projected future market price of fuel drops below the strike price on existing hedging arrangements. See also the discussion in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

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

The integration of our business units following the merger continues to present significant challenges.

We continue to face significant challenges relating to our merger in consolidating functions and integrating diverse organizations, information technology systems, processes, procedures, operations and training and maintenance programs, in a timely and efficient manner. This integration has been and will continue to be costly, complex and time consuming. Failure to successfully complete the integration may adversely affect our business and results from operations.

Changes to our business model that are designed to increase revenues may not be successful and may cause operational difficulties or decreased demand.

We have implemented several new measures designed to increase revenue and offset costs. These measures include charging separately for services that had previously been included within the price of a ticket and increasing other pre-existing fees. We may introduce additional initiatives in the future. The implementation of these initiatives creates logistical challenges that could harm the operational performance of the airline. Also, the new and increased fees might reduce the demand for air travel on our airline or across the industry in general, particularly as weakening economic conditions make our customers more sensitive to increased travel costs.

The airline industry is intensely competitive and dynamic.

Our competitors include other major domestic airlines as well as foreign, regional and new entrant airlines, some of which have more financial resources or lower cost structures than ours, and other forms of transportation, including rail and private automobiles. In many of our markets we compete with at least one low cost air carrier. Our revenues are sensitive to numerous factors, and the actions of other carriers in the areas of pricing, scheduling and promotions can have a substantial adverse impact on overall industry revenues. These factors may become even more significant in periods when the industry experiences large losses, as airlines under financial stress, or in bankruptcy, may institute pricing structures intended to achieve near-term survival rather than long-term viability. In addition, because a significant portion of our traffic is short-haul travel, we are more susceptible than other major airlines to competition from surface transportation such as automobiles and trains.

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

If mergers or other forms of industry consolidation including antitrust immunity grants take place, we might or might not be included as a participant. Depending on which carriers combine and which assets, if any, are sold or otherwise transferred to other carriers in connection with such combinations, our competitive position relative to the post-combination carriers or other carriers that obtain assets could be harmed. In addition, as carriers combine through traditional mergers or antitrust immunity grants, their route networks might grow and result in greater overlap with our network, which in turn could result in lower overall market share and revenues for us. Such consolidation is not limited to the U.S., but could include further consolidation among international carriers in Europe and elsewhere.

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

Airlines are subject to extensive regulatory requirements. In the last several years, Congress has passed laws, and the DOT, the FAA, the TSA and the Department of Homeland Security have issued a number of directives and other regulations. These requirements impose substantial costs on airlines. On October 10, 2008, the FAA finalized new rules governing flight operations at the three major New York airports. These rules did not take effect because of a legal challenge, but the FAA has pushed forward with a reduction in the number of flights per hour at LaGuardia. Currently, the FAA is attempting to work with airlines to implement its new operations cap at LaGuardia through voluntary methods. If this is not successful, the FAA may resort to other methods to reduce congestion in New York. Additionally, the DOT recently finalized a policy change that will permit airports to charge differentiated landing fees during congested periods, which could impact our ability to serve certain markets in the future. The new rule is being challenged in court by the industry.

Additional laws, regulations, taxes and policies have been proposed or discussed from time to time, including recently introduced federal legislation on a “passenger bill of rights,” that, if adopted, could significantly increase the cost of airline operations or reduce revenues. The state of New York’s attempt to adopt such a measure has been successfully challenged by the airline industry. Other states, however, are contemplating similar legislation. The DOT also has a rulemaking pending and recently completed a stakeholder task force working on various initiatives that could lead to additional expansion of airline obligations in the customer service area and increase our costs.

Finally, the ability of U.S. carriers to operate international routes is subject to change because the applicable arrangements between the U.S. and foreign governments may be amended from time to time, or because appropriate slots or facilities may not be available. We cannot assure you that laws or regulations enacted in the future will not adversely affect our operating costs. In addition, increased environmental regulation may increase costs or restrict our operations. The EU has been particularly aggressive in this area.

The inability to maintain labor costs at competitive levels could harm our financial performance.

Our business plan includes assumptions about labor costs going forward. Currently, our labor costs are very competitive. However, we cannot assure you that labor costs going forward will remain competitive, because some of our agreements are amendable now and others may become amendable, because competitors may significantly reduce their labor costs or because we may agree to higher-cost provisions in our current labor negotiations. Approximately 87% of the employees within US Airways Group are represented for collective bargaining purposes by labor unions, including unionized groups of our employees abroad.

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

Several U.S. airport authorities are actively engaged in efforts to limit discharges of de-icing fluid (glycol) to local groundwater, often by requiring airlines to participate in the building or reconfiguring of airport de-icing facilities. Such efforts are likely to impose additional costs and restrictions on airlines using those airports. We do not believe, however, that such environmental developments will have a material impact on our capital expenditures or otherwise adversely affect our operations, operating costs or competitive position.

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

California is in the process of implementing environmental provisions aimed at limiting emissions from off-road diesel-powered vehicles, which may include some airline belt loaders and tugs and require a change of ground service vehicles. The future costs associated with replacing some or all of our ground fleets in California cities are currently not expected to have a material adverse affect on our business.

Governmental authorities in several U.S. and foreign cities are also considering or have already implemented aircraft noise reduction programs, including the imposition of nighttime curfews and limitations on daytime take-offs and landings. We have been able to accommodate local noise restrictions imposed to date, but our operations could be adversely affected if locally-imposed regulations become more restrictive or widespread.

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

Many of our commercial partners, including credit card companies, have imposed certain data security standards that we must meet. In particular, we were required by the Payment Card Industry Security Standards Council, founded by the credit card companies, to comply with their highest level of data security standards. While we currently meet these standards, new and revised standards may be imposed that may be difficult for us to meet.

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

Our operations are vulnerable to severe weather conditions in parts of our network that could disrupt service, create air traffic control problems, decrease revenue and increase costs, such as during hurricane season in the Caribbean and Southeast United States, snow and severe winters in the Northeast United States and thunderstorms in the Eastern United States. In addition, the air travel business historically fluctuates on a seasonal basis. Due to the greater demand for air and leisure travel during the summer months, revenues in the airline industry in the second and third quarters of the year tend to be greater than revenues in the first and fourth quarters of the year. Our results of operations will likely reflect weather factors and seasonality, and therefore quarterly results are not necessarily indicative of those for an entire year, and our prior results are not necessarily indicative of our future results.

We may be adversely affected by global events that affect travel behavior.

Our revenue and results of operations may be adversely affected by global events beyond our control. Acts of terrorism, wars or other military conflicts, including the war in Iraq, may depress air travel, particularly on international routes. An outbreak of a contagious disease such as Severe Acute Respiratory Syndrome (“SARS”), avian flu, or any other influenza-type illness, if it were to persist for an extended period, could again materially affect the airline industry and us by reducing revenues and impacting travel behavior.

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

Flight Equipment

We operated a mainline fleet of 354 aircraft at the end of 2008, down from a total of 356 mainline aircraft at the end of 2007. During 2008, we removed 17 Boeing 737-300 aircraft and four Boeing 757-200 aircraft from our mainline operating fleet and took delivery of 14 Embraer 190 aircraft and five Airbus A321 aircraft. We are also supported by our regional airline subsidiaries and affiliates operating as US Airways Express either under capacity purchase or prorate agreements, which operate approximately 238 regional jets and 74 turboprops.

In 2007, US Airways and Airbus executed definitive purchase agreements for the acquisition of 97 aircraft, including 60 single-aisle A320 family aircraft and 37 widebody aircraft (comprised of 22 A350 XWB and 15 A330-200 aircraft). These are in addition to the 37 single-aisle A320 family aircraft from the previous Airbus purchase agreement. As described above, we took delivery of five A321 aircraft under our Amended and Restated Airbus A320 Family Aircraft Purchase Agreement in 2008.

In 2009, we expect to take delivery of 18 A321 aircraft, five A330-200 aircraft and two A320 aircraft. Between 2010 and 2012, we expect to take delivery of 82 Airbus aircraft, consisting of 72 A320 family and 10 A330-200 aircraft under the purchase agreements. Deliveries of the 22 A350 XWB aircraft are expected to begin in 2015.

We plan to reduce our total mainline capacity in 2009 by four to six percent compared to 2008. This will be accomplished by a combination of lower utilization and returning certain aircraft in 2009 upon lease expiration. At December 31, 2008, we had 91 aircraft with lease expirations prior to the end of 2011. These include lease expirations for 30 Boeing 737-300 and 14 Boeing 737-400 aircraft that are being replaced by Airbus A320 family aircraft to be delivered under the Airbus purchase agreement discussed above. The 47 remaining lease expirations are for Boeing 757, Boeing 767, Airbus A319 and Airbus A320 aircraft.

As of December 31, 2008, our mainline operating fleet consisted of the following aircraft:

		Owned/
Aircraft Type	Avg. Seats	Mortgaged(1)	Leased(2)	Total	Avg. Age

A330-300	293	4	5	9	8.3
A321	183	20	13	33	6.4
A320	150	8	67	75	10.7
A319	124	3	90	93	8.2
B767-200ER	204	—	10	10	19.4
B757-200	189	3	36	39	18.7
B737-400	144	—	40	40	18.8
B737-300	131	—	30	30	21.0
ERJ 190	99	25	—	25	1.0

Total	150	63	291	354	11.8

(1)	All owned aircraft are pledged as collateral for various secured financing agreements.

(2)	The terms of the leases expire between 2009 and 2024.

As of December 31, 2008, our wholly owned regional airline subsidiaries operated the following regional jet and turboprop aircraft:

	Average Seat				Average
Aircraft Type	Capacity	Owned	Leased(1)	Total	Age (years)

CRJ-700	70	7	7	14	4.3
CRJ-200	50	12	23	35	4.8
De Havilland Dash 8-300	50	—	11	11	17.3
De Havilland Dash 8-100	37	33	11	44	18.3

Total	47	52	52	104	11.8

(1)	The terms of the leases expire between 2009 and 2022.

We maintain inventories of spare engines, spare parts, accessories and other maintenance supplies sufficient to meet our current operating requirements.

The following table illustrates our committed orders, scheduled lease expirations, and lessor put options at December 31, 2008:

	2009	2010	2011	2012	2013	Thereafter

Firm orders remaining	25	25	33	24	—	22
Scheduled mainline lease expirations	25	36	30	25	23	152
Scheduled wholly owned Express subsidiaries lease expirations	15	7	—	—	—	30
Lessor put options	—	—	—	1	—	—

See Notes 9 and 8, “Commitments and Contingencies” in Part II, Items 8A and 8B respectively, for additional information on aircraft purchase commitments.

We are a participant in the Civil Reserve Air Fleet program, which is a voluntary program administered by the U.S. Air Force Air Mobility Command. The General Services Administration of the U.S. Government requires that airlines participate in the Civil Reserve Air Fleet program in order to receive U.S. Government business. We are reimbursed at compensatory rates if aircraft are activated under the Civil Reserve Air Fleet program or when participating in Department of Defense business.

Ground Facilities

We lease the majority of our ground facilities, including:

•	executive and administrative offices in Tempe, Arizona;

•	our principal operating, overhaul and maintenance bases at the Pittsburgh International, Charlotte Douglas International and Phoenix Sky Harbor International Airports;

•	training facilities in Phoenix and Charlotte;

•	central reservations offices in Winston-Salem, North Carolina, Tempe, Arizona, Reno, Nevada, and Liverpool, U.K.; and

•	line maintenance bases and local ticket, cargo and administrative offices throughout our system.

The following table describes our principal properties:

		Approximate
		Internal Floor
Principal Properties	Description	Area (sq. ft.)	Nature of Ownership

Tempe, AZ Headquarters	Nine story complex housing headquarters for US Airways Group	218,000	Lease expires April 2014.
Tempe, AZ	Administrative office complex	203,000	Lease expires May 2013.
Philadelphia International Airport	68 preferential gates, exclusive ticket counter space, clubs, support space and concourse areas	579,000	Lease expires June 2011.
Mainline Hangar — Philadelphia, PA	Hangar bays, parts storage, ground service equipment shop, employee support areas and administrative office space	399,000	Lease expires April 2030.
Cargo Facility — Philadelphia, PA	Cargo bays, security storage area, staging area, administrative office space and customer service space	206,000	Lease expires December 2029.
Charlotte Douglas International Airport	36 exclusive gates, ticket counter space and concourse areas	226,000	Lease expires June 2016.
Phoenix Sky Harbor International Airport	42 exclusive gates, ticket counter space and administrative offices	330,000	Airport Use Agreement expires June 2016. Gate use governed by month-to-month rates and charges program.
Pittsburgh International Airport	10 exclusive gates, ticket counter space and concourse areas	122,000	Lease expires May 2018.
Las Vegas McCarran International Airport	19 preferential gates, exclusive club, ticket counter space, support space and concourse areas	115,000	Lease expired June 2008. Currently, operating month-to-month and a new lease is under negotiation.
Ronald Reagan Washington National Airport	15 gates, ticket counter space and concourse areas	80,000	Lease expires September 2014.
Maintenance facility — Charlotte, NC	Hangar bays, hangar shops, ground service equipment shops, cargo, catering and warehouse	847,000	Lease expires June 2017.
Maintenance facility — Pittsburgh, PA	Hangar bays, hangar shops, ground service equipment shops, cargo, catering and warehouse	649,000	Lease expires December 2010.

		Approximate
		Internal Floor
Principal Properties	Description	Area (sq. ft.)	Nature of Ownership

Maintenance and technical support facility at Phoenix Sky Harbor International Airport	Four hangar bays, hangar shops, office space, warehouse and commissary facilities	375,000	Lease expires September 2019.
Training facility — Charlotte, NC	Classroom training facilities and twelve full flight simulator bays	159,000	Lease expires June 2017.
Flight Training and Systems Operations Control Center, Phoenix, AZ	Complex accommodates training facilities, systems operation control and crew scheduling functions	164,000	Lease expires February 2031.
Operations Control Center — Pittsburgh, PA	Complex accommodates systems operation control and crew scheduling functions	70,000	Facility owned, land lease expires March 2029.

In addition, we lease an aggregate of approximately 217,000 square feet of data center, office and warehouse space in Tempe and Phoenix, AZ.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.	Market for US Airways Group’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Exchange Listing

Our common stock trades on the NYSE under the symbol “LCC.” As of February 12, 2009, the closing price of our common stock on the NYSE was $4.73. As of February 12, 2009, there were 2,733 holders of record of our common stock.

Market Prices of Common Stock

The following table sets forth, for the periods indicated, the high and low sale prices of our common stock on the NYSE:

Year Ended
December 31	Period	High	Low

2008	Fourth Quarter	$11.24	$3.16
	Third Quarter	10.46	1.45
	Second Quarter	9.94	2.30
	First Quarter	16.44	7.24
2007	Fourth Quarter	$33.45	$14.41
	Third Quarter	36.81	24.26
	Second Quarter	48.30	26.78
	First Quarter	62.50	44.01

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

Stock Performance Graph

The following stock performance graph and related information shall not be deemed “soliciting material” or “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933 or Securities Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

The following stock performance graph compares our cumulative total shareholder return on an annual basis on our common stock with the cumulative total return on the Standard and Poor’s 500 Stock Index and the AMEX Airline Index from September 27, 2005 (the date our stock began trading on the NYSE under the symbol LCC after the completion of the merger) through December 31, 2008. The comparison assumes $100 was invested on September 27, 2005 in US Airways Group’s common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

Stock Performance Graph

	9/27/2005	12/31/2005	12/31/2006	12/31/2007	12/31/2008
US Airways Group, Inc.	$100	$192	$279	$76	$40
Amex Airline Index	100	133	142	84	59
S&P 500	100	103	117	121	74

Item 6.	Selected Financial Data

Selected Consolidated Financial Data of US Airways Group

The selected consolidated financial data presented below under the captions “Consolidated Statements of Operations Data” and “Consolidated Balance Sheet Data” as of and for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 are derived from the audited consolidated financial statements of US Airways Group. The full years 2008, 2007 and 2006 are comprised of the consolidated financial data of US Airways Group. The 2005 consolidated financial data presented includes the consolidated results of America West Holdings for the 269 days through September 27, 2005, the effective date of the merger, and the consolidated results of US Airways Group and its subsidiaries, including US Airways, America West Holdings and AWA, for the 96 days from September 27, 2005 to December 31, 2005. For 2004, the consolidated financial data for US Airways Group reflects only the consolidated results of America West Holdings. The selected consolidated financial data should be read in conjunction with the consolidated financial statements for the respective periods, the related notes and the related reports of US Airways Group’s independent registered public accounting firm.

	Year Ended December 31,
	2008	2007	2006	2005	2004
		(In millions except share data)

Consolidated statements of operations data:
Operating revenues	$12,118	$11,700	$11,557	$5,069	$2,757
Operating expenses(a)	13,918	11,167	10,999	5,286	2,777

Operating income (loss)(a)	(1,800)	533	558	(217)	(20)
Income (loss) before cumulative effect of change in accounting principle(b)	(2,210)	427	303	(335)	(89)
Cumulative effect of change in accounting principle, net(c)	—	—	1	(202)	—

Net income (loss)	$(2,210)	$427	$304	$(537)	$(89)

Earnings (loss) per common share before cumulative effect of change in accounting principle:
Basic	$(22.06)	$4.66	$3.50	$(10.65)	$(5.99)
Diluted	(22.06)	4.52	3.32	(10.65)	(5.99)
Cumulative effect of change in accounting principle:
Basic	$—	$—	$0.01	$(6.41)	$—
Diluted	—	—	0.01	(6.41)	—
Earnings (loss) per common share:
Basic	$(22.06)	$4.66	$3.51	$(17.06)	$(5.99)
Diluted	(22.06)	4.52	3.33	(17.06)	(5.99)
Shares used for computation (in thousands):
Basic	100,168	91,536	86,447	31,488	14,861
Diluted	100,168	95,603	93,821	31,488	14,861
Consolidated balance sheet data (at end of period):
Total assets	$7,214	$8,040	$7,576	$6,964	$1,475
Long-term obligations, less current maturities(d)	4,352	3,732	3,539	3,481	640
Total stockholders’ equity (deficit)	(505)	1,439	970	420	36

(a)	The 2008 period included a $622 million non-cash charge to write off all of the goodwill created by the merger of US Airways Group and America West Holdings in September 2005, as well as $496 million of net unrealized losses on fuel hedging instruments. In addition, the 2008 period included $35 million of merger related transition expenses, $18 million in non-cash charges related to the decline in fair value of certain spare parts associated with our Boeing 737 aircraft fleet and as a result of our capacity reductions, $14 million in lease return costs and penalties related to certain Airbus aircraft and $9 million in charges related to involuntary furloughs as well as terminations of non-union administrative and management staff.

The 2007 period included $187 million of net unrealized gains on fuel hedging instruments, $7 million in tax credits due to an IRS rule change allowing us to recover tax amounts for years 2003-2006 for certain fuel usage, $9 million of insurance settlement proceeds related to business interruption and property damages incurred as a result of Hurricane Katrina in 2005 and a $5 million Piedmont pilot pension curtailment gain related to the FAA mandated pilot retirement age change. These credits were offset by $99 million of merger related transition expenses, a $99 million charge for an increase to long-term disability obligations for US Airways’ pilots as a result of the FAA mandated pilot retirement age change and $5 million in charges for certain separation packages and lease termination costs related to reduced flying from Pittsburgh.

The 2006 period included $131 million of merger related transition expenses and $70 million of net unrealized losses on fuel hedging instruments, offset by a $90 million gain associated with the return of equipment deposits upon forgiveness of a loan and $14 million of gains associated with the settlement of bankruptcy claims.

The 2005 period included $28 million of merger related transition expenses, a $27 million loss on the sale-leaseback of six Boeing 737-300 aircraft and two Boeing 757 aircraft, $7 million of power by the hour program penalties associated with the return of certain leased aircraft, $1 million of severance for terminated employees resulting from the merger, a $1 million charge related to aircraft removed from service and a $50 million charge related to an amended Airbus purchase agreement, along with the write off of $7 million in capitalized interest. The $50 million charge was paid by means of set-off against existing equipment purchase deposits held by Airbus. The 2005 period also included $4 million of net unrealized gains on fuel hedging instruments.

The 2004 period included a $16 million net credit associated with the termination of the rate per engine hour agreement with General Electric Engine Services for overhaul maintenance services on V2500-A1 engines. This credit was partially offset by $2 million of net charges related to the return of certain Boeing 737-200 aircraft, which included termination payments of $2 million, the write down of leasehold improvements and deferred rent of $3 million, offset by the net reversal of maintenance reserves of $3 million related to the returned aircraft. The 2004 period also included $2 million of net unrealized losses on fuel hedging instruments.

(b)	The 2008 period included $214 million in non-cash charges to record other than temporary impairments for our investments in auction rate securities primarily driven by the length of time and extent to which the fair values have been less than cost as well as $7 million in write offs of debt discount and debt issuance costs in connection with the refinancing of certain aircraft equipment notes and certain loan prepayments in connection with our 2008 financing transactions, offset by $8 million in gains on forgiveness of debt.

The 2007 period included a non-cash expense for income taxes of $7 million related to the utilization of net operating loss carryforwards (“NOL”) acquired from US Airways. The valuation allowance associated with these acquired NOL was recognized as a reduction of goodwill rather than a reduction in tax expense. In addition, the period also included an $18 million write off of debt issuance costs in connection with the refinancing of the $1.25 billion senior secured credit facility with General Electric Capital Corporation (“GECC”), referred to as the GE loan, in March 2007 and a $10 million non-cash charge to record other than temporary impairment for our investments in auction rate securities, offset by a $17 million gain recognized on the sale of stock in ARINC Incorporated.

The 2006 period included a non-cash expense for income taxes of $85 million related to the utilization of NOL acquired from US Airways. In addition, the period included $6 million of prepayment penalties and $5 million in accelerated amortization of debt issuance costs in connection with the refinancing of the loan previously guaranteed by the Air Transportation Stabilization Board (“ATSB”) and two loans previously provided to AWA by GECC, $17 million in payments in connection with the inducement to convert $70 million of US Airways Group’s 7% Senior Convertible Notes to common stock and a $2 million write off of debt issuance costs associated with those converted notes, offset by $8 million of interest income earned by AWA on certain prior year federal income tax refunds.

The 2005 period included an $8 million charge related to the write off of the unamortized value of the ATSB warrants upon their repurchase in October 2005 and an aggregate $2 million write off of debt issuance costs associated with the exchange of AWA’s 7.25% Senior Exchangeable Notes due 2023 and retirement of a portion of the loan formerly guaranteed by the ATSB. In the fourth quarter 2005 period, which was subsequent to the effective date of the merger, US Airways recorded $4 million of mark-to-market gains attributable to stock options in Sabre Inc. (“Sabre”) and warrants in a number of e-commerce companies.

The 2004 period included a $1 million gain on the disposition of property and equipment due principally to the sale of one Boeing 737-200 aircraft and a $1 million charge for the write off of debt issuance costs in connection with the refinancing of a term loan.

(c)	The 2006 period included a $1 million benefit which represents the cumulative effect on the accumulated deficit of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” The adjustment reflects the impact of estimating future forfeitures for previously recognized compensation expense.

The 2005 period included a $202 million adjustment which represents the cumulative effect on the accumulated deficit of the adoption of the direct expense method of accounting for major scheduled airframe, engine and certain component overhaul costs as of January 1, 2005.

(d)	Includes debt, capital leases, postretirement benefits other than pensions and employee benefit liabilities and other.

Selected Consolidated Financial Data of US Airways

The selected consolidated financial data presented below under the captions “Consolidated Statements of Operations Data” and “Consolidated Balance Sheet Data” as of and for the years ended December 31, 2008, 2007, 2006, three months ended December 31, 2005, nine months ended September 30, 2005 and year ended December 31, 2004 are derived from the audited consolidated financial statements of US Airways. In 2007, US Airways Group contributed 100% if its equity interest in America West Holdings, the parent company of AWA, to US Airways in connection with the combination of all mainline operations under one FAA operating certificate. This contribution is reflected in US Airways’ consolidated financial statements as though the transfer had occurred at the time of US Airways’ emergence from bankruptcy at the end of September 2005. Thus, the full years 2008, 2007 and 2006 and three months ended December 31, 2005 are comprised of the consolidated financial data of US Airways and America West Holdings. The nine months ended September 30, 2005 and full year 2004 consolidated financial data presented include the results of only US Airways. The selected consolidated financial data should be read in conjunction with the consolidated financial statements for the respective periods, the related notes and the related reports of US Airways’ independent registered public accounting firm.

	Successor Company(a)				Predecessor Company(a)
				Three Months	Nine Months
	Year Ended	Year Ended	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	September 30,	December 31,
	2008	2007	2006	2005	2005	2004
	(In millions)

Consolidated statements of operations data:
Operating revenues	$12,244	$11,813	$11,692	$2,589	$5,452	$7,068
Operating expenses(b)	14,017	11,289	11,135	2,772	5,594	7,416

Operating income (loss)(b)	(1,773)	524	557	(183)	(142)	(348)
Income (loss) before cumulative effect of change in accounting principle(c)	(2,148)	478	348	(256)	280	(578)
Cumulative effect of change in accounting principle, net(d)	—	—	1	—	—	—

Net income (loss)	$(2,148)	$478	$349	$(256)	$280	$(578)

	Successor Company (a)			Predecessor Company(a)
	December 31,
	2008	2007	2006	2005	2004
	(In millions)

Consolidated balance sheet data (at end of period):
Total assets	$6,954	$7,787	$7,351	$6,763	$8,250
Long-term obligations, less current maturities(e)	2,925	2,073	2,194	3,306	4,815
Total stockholder’s equity (deficit)	(221)	1,850	(461)	(810)	(501)

(a)	In connection with emergence from bankruptcy in September 2005, US Airways adopted fresh-start reporting in accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” As a result of the application of fresh-start reporting, the financial statements after September 30, 2005 are not comparable with the financial statements from periods prior to September 30, 2005. References to “Successor Company” refer to US Airways on and after September 30, 2005, after the application of fresh-start reporting for the bankruptcy.

(b)	The 2008 period included a $622 million non-cash charge to write off all of the goodwill created by the merger of US Airways Group and America West Holdings in September 2005, as well as $496 million of net unrealized losses on fuel hedging instruments. In addition, the 2008 period included $35 million of merger related transition expenses, $18 million in non-cash charges related to the decline in fair value of certain spare parts associated with US Airways’ Boeing 737 aircraft fleet and as a result of US Airways’ capacity reductions, $14 million in lease return costs and penalties related to certain Airbus aircraft and $9 million in charges related to involuntary furloughs as well as terminations of non-union administrative and management staff.

The 2007 period included $187 million of net unrealized gains on fuel hedging instruments, $7 million in tax credits due to an IRS rule change allowing US Airways to recover tax amounts for years 2003-2006 for certain fuel usage and $9 million of insurance settlement proceeds related to business interruption and property damages incurred as a result of Hurricane Katrina in 2005. These credits were offset by $99 million of merger related transition expenses, a $99 million charge for an increase to long-term disability obligations for US Airways’ pilots as a result of the FAA mandated pilot retirement age change and $4 million in charges for certain separation packages and lease termination costs related to reduced flying from Pittsburgh.

The 2006 period included $131 million of merger related transition expenses and $70 million of net unrealized losses on fuel hedging instruments, offset by a $90 million gain associated with the return of equipment deposits upon forgiveness of a loan and $3 million of gains associated with the settlement of bankruptcy claims.

The period for the three months ended December 31, 2005 included $69 million of net unrealized losses on fuel hedging instruments, $28 million of merger related transition expenses, $7 million of power by the hour program penalties associated with the return of certain leased aircraft and $1 million of severance costs for terminated employees resulting from the merger.

(c)	The 2008 period included $214 million in non-cash charges to record other than temporary impairments for US Airways’ investments in auction rate securities primarily driven by the length of time and extent to which the fair values have been less than cost as well as $6 million in write offs of debt discount and debt issuance costs in connection with the refinancing of certain aircraft equipment notes and a loan prepayment in connection with US Airways’ 2008 financing transactions, offset by $8 million in gains on forgiveness of debt.

The 2007 period included a non-cash expense for income taxes of $7 million related to the utilization of NOL that was generated prior to the merger. The decrease in the corresponding valuation allowance was recognized as a reduction of goodwill rather than a reduction in tax expense. In addition, the period also included a $17 million gain recognized on the sale of stock in ARINC Incorporated, offset by a $10 million non-cash charge to record other than temporary impairment for US Airways’ investments in auction rate securities.

The 2006 period included a non-cash expense for income taxes of $85 million related to the utilization of NOL that was generated prior to the merger. In addition, the period included $6 million of prepayment penalties and $5 million in accelerated amortization of debt issuance costs in connection with the refinancing of the loan previously guaranteed by the ATSB and two loans previously provided to AWA by GECC, offset by $8 million of interest income earned by AWA on certain prior year federal income tax refunds.

The period for the three months ended December 31, 2005 included an $8 million charge related to the write off of the unamortized value of the ATSB warrants upon their repurchase in October 2005 and an aggregate $2 million write off of debt issuance costs associated with the exchange of AWA’s 7.25% Senior Exchangeable Notes due 2023 and retirement of a portion of the loan formerly guaranteed by the ATSB. US Airways also recorded in this period $4 million of mark-to-market gains attributable to stock options in Sabre and warrants in a number of e-commerce companies.

The nine months ended September 30, 2005 and the year ended December 31, 2004 included reorganization items which amounted to a $636 million net gain and a $32 million expense, respectively.

(d)	The 2006 period included a $1 million benefit which represents the cumulative effect on the accumulated deficit of the adoption of SFAS No. 123R. The adjustment reflects the impact of estimating future forfeitures for previously recognized compensation expense.

(e)	Includes debt, capital leases, postretirement benefits other than pensions and employee benefit liabilities and other. Also includes liabilities subject to compromise at December 31, 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

US Airways Group, a Delaware corporation, is a holding company whose primary business activity is the operation of a major network air carrier through its wholly owned subsidiaries US Airways, Piedmont, PSA, MSC and AAL. On May 19, 2005, US Airways Group signed a merger agreement with America West Holdings pursuant to which America West Holdings merged with a wholly owned subsidiary of US Airways Group. The merger agreement was amended by a letter of agreement on July 7, 2005. The merger became effective upon US Airways Group’s emergence from bankruptcy on September 27, 2005.

We operate the fifth largest airline in the United States as measured by domestic mainline RPMs and ASMs. We have primary hubs in Charlotte, Philadelphia and Phoenix and secondary hubs/focus cities in New York, Washington, D.C., Boston and Las Vegas. We offer scheduled passenger service on more than 3,100 flights daily to 200 communities in the United States, Canada, Europe, the Caribbean and Latin America. We also have an established East Coast route network, including the US Airways Shuttle service, with a substantial presence at capacity constrained airports including New York’s LaGuardia Airport and the Washington, D.C. area’s Ronald Reagan Washington National Airport. We had approximately 55 million passengers boarding our mainline flights in 2008. As of December 31, 2008, we operated 354 mainline jets and are supported by our regional airline subsidiaries and affiliates operating as US Airways Express either under capacity purchase or prorate agreements, which operate approximately 238 regional jets and 74 turboprops.

2008 Overview

Industry Environment

In 2008, the U.S. airline industry faced an extraordinarily challenging environment. Airlines incurred significant losses as they faced staggering increases in the price of fuel throughout most of 2008. The quarterly average cost per barrel of oil below depicts the runaway nature of fuel prices during 2008:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2008	$98	$124	$118	$59
2007	58	65	75	90
Period over period increase (decrease)	68%	91%	57%	(35%)

Given the industry capacity levels and continued intense competition, U.S. airlines were unable to sufficiently raise ticket prices to cover their largest cost item, jet fuel. As a result, most U.S. airlines were generating sizeable losses. These factors served as a catalyst for some airlines to take the following unprecedented measures to support growth in ticket prices and preserve liquidity:

•	Substantial capacity reductions. Domestic ASMs are expected to be down approximately 10% in 2009 as compared to 2008 for the U.S. airline industry. These capacity cuts are expected to minimize the impact of reduced passenger demand on revenue, reduce costs and minimize cash burn.

•	Development and implementation of new revenue initiatives to supplement existing sources of revenue.

•	Implementation of cost containment strategies to minimize non-essential expenditures and conserve cash.

•	Enhancement of near-term liquidity through a number of cash-raising initiatives such as traditional capital market issuances, asset sales, sale and leaseback transactions and prepaid sales of miles to affinity card issuers.

The then rapid and severe increases in fuel prices, which appeared to have no end as oil hit an all time high of $147 per barrel in July 2008, prompted some airlines to contain costs by increasing their fuel hedge positions. With the industry facing a liquidity crisis, many airlines’ hedge positions took the form of no premium collars and swaps, as the cost of traditional call options to lock in fuel cost became too expensive due to the volatility in oil prices. By the end of the third quarter, the rapid climb in oil prices was quickly replaced by an equally rapid decline in oil prices, driven by a global economic downturn. While the industry welcomed relief in the price of fuel, hedges entered into earlier in the year, ahead of fuel’s rapid decline, generated losses and a near term drain on liquidity as airlines were forced to post significant amounts of collateral with their fuel hedging counterparties.

As the industry enters 2009, moderating oil prices are expected to offset at least some of the effects on passenger demand of the corresponding weakening economy. Additionally, we believe the unprecedented industry actions described above to reduce capacity, support ticket prices and implement new sources of revenue will further mitigate the impacts of the economic downturn.

US Airways’ Response

As described above, the industry was profoundly challenged by the economic environment in 2008. We participated in the industry’s response to the then record high fuel prices and took action to operate a strong and competitive airline by implementing initiatives as discussed below.

Capacity and Fleet Reductions

We reduced our fourth quarter 2008 total mainline capacity by 5.9% and our Express capacity by 1.3% on a year-over-year basis. In addition, we plan to reduce our total mainline 2009 capacity by four to six percent and our Express capacity by five to seven percent from 2008 levels. We anticipate that these capacity reductions will enable us to minimize the impact of reduced passenger demand on revenue and reduce costs.

We have taken the following steps to achieve our capacity reduction goals:

•	Fleet Reduction: We announced the return of ten aircraft to lessors, which included six Boeing 737-300 aircraft returned in 2008 and early 2009 as well as four Airbus A320 aircraft to be returned in the first half of 2009. We have also cancelled the leases of two A330-200 wide-body aircraft that had been scheduled for delivery in the second half of 2009. Further, we plan to reduce additional aircraft in 2009 and 2010.

•	Las Vegas Flight Reduction: We closed our Las Vegas night operation, except for limited night service to the East Coast, in early September 2008. In the current environment, the revenue generated from the Las Vegas night operation no longer exceeded the incremental cost of that flying. Overall, daily departures from Las Vegas, which were as high as 141 during September 2007, have been reduced to 77 as of the end of 2008.

New Revenue Initiatives

We implemented several new revenue initiatives in 2008 in order to generate additional revenue. These include a first and second checked bag service fee, a new beverage purchase program, processing fees for travel awards issued through our Dividend Miles frequent traveler program, our new Choice Seats program, increases to the cost of call center/airport ticketing fees and increases to certain preexisting service fees. We anticipate that these new services and fees will generate in excess of $400 million annually in additional revenue.

Cost Control

We remain committed to maintaining a low cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: the health of the economy and the price of fuel. As a result of our capacity reductions and our commitment to exercise tight cost controls, the following cost initiatives were completed in 2008:

•	Employee Reduction: As a result of the reduced flying, we required approximately 2,200 fewer positions across the system, including approximately 300 pilots, 400 flight attendants, 800 airport employees and 700 non-union administrative management and staff. These headcount reductions were implemented through a combination of voluntary and involuntary furloughs and attrition.

•	Reduced Capital Expenditures: We reduced our 2008 planned non-aircraft capital expenditures by $80 million, while maintaining critical operational projects such as our Reliability, Convenience and Appearance (“RCA”) initiative, which includes cabin refurbishments, improved and additional check-in kiosks, airport club refurbishments, facility upgrades, new gate reading technology and the completion of our next generation website.

•	Closed Certain Facilities: The US Airways Club in the Baltimore/Washington International Airport, arrivals lounges in Munich, Rome and Zurich, and cargo stations in Burbank, Colorado Springs and Reno were closed during 2008.

•	Reduced Partner Costs: We have revised our wholesale programs for cruise lines, tour operators and consolidators, which included the reduction of the number of agency partners, decreased discounts, tighter restrictions on travel rules, and a reduction in commissions.

Most importantly, we controlled costs by running a good operation. We dramatically improved our on-time performance and mishandled baggage ratio. For the year 2008, our 80.1% on-time performance ranked first among the big six hub and spoke carriers and second among the ten largest U.S. airlines as measured by the DOT’s Consumer Air Travel Report. See the “Customer Service” section below for further discussion.

Liquidity

In 2008, we took the following actions to improve our liquidity position:

•	In August 2008, we completed an underwritten public stock offering of 19 million common shares, as well as the full exercise of 2.85 million common shares included in an overallotment option, at an offering price of $8.50 per share. Net proceeds from the offering, after underwriting discounts and commissions, were $179 million. We used the proceeds from the offering for general corporate purposes.

•	On October 20, 2008, we completed a series of financial transactions which raised approximately $810 million in gross proceeds and included a $400 million paydown at par of our $1.6 billion credit facility administered by Citicorp North America. In exchange for this prepayment, the unrestricted cash covenant contained in the Citicorp credit facility was reduced from $1.25 billion to $850 million. The credit facility’s term remained the same at seven years with substantially all of the remaining principal amount payable at maturity in March 2014. Our net proceeds after transaction fees were approximately $370 million.

•	On December 5, 2008, we prepaid $100 million of the indebtedness incurred in October 2008 related to a loan secured by certain spare parts. On January 16, 2009, we exercised our right to obtain new loan commitments under the same agreement and raised $50 million.

In addition, to plan for a highly cyclical and volatile industry, we had already refinanced $1.6 billion of debt during 2007. This improved our liquidity by extending the due dates of principal payments.

As of December 31, 2008, our cash, cash equivalents, investments in marketable securities and restricted cash were $1.97 billion, of which $1.24 billion was unrestricted. This compares to December 31, 2007, when we had cash, cash equivalents, investments in marketable securities and restricted cash of $3 billion, of which $2.53 billion was unrestricted. The components of our cash and investments balances as of December 31, 2008 and 2007 are as follows (in millions):

	2008	2007

Cash, cash equivalents and short-term investments in marketable securities	$1,054	$2,174
Short and long-term restricted cash	726	468
Long-term investments in marketable securities	187	353

Total cash, cash equivalents, investments in marketable securities and restricted cash	$1,967	$2,995

The 2008 financing transactions described above, which, net of paydowns, contributed $450 million to our unrestricted liquidity position, were more than offset by the following:

•	Cash used in operations to fund losses resulting from record high fuel costs in 2008.

•	$461 million that we posted in collateral in the form of $276 million of cash deposits and $185 million in restricted cash related to letters of credit collateralizing certain counterparties to our fuel hedging transactions.

•	$430 million in cash, net of debt financings, for the acquisition of new aircraft along with non-aircraft capital expenditures to support our RCA initiatives.

•	Additional holdback requirements, reflected in the increase in restricted cash, by certain credit card processors for advance ticket sales for which we have not yet provided air transportation.

Our long-term investments in marketable securities consist of investments in auction rate securities. During 2008, we recorded a decline in the fair value of our auction rate securities of $166 million due to the significant deterioration in the financial markets in 2008. See “Liquidity and Capital Resources” for further discussion of our investments in auction rate securities.

Current Financial Results and Outlook

The net loss for 2008 was $2.21 billion or a loss of $22.06 per share. The average mainline and Express price per gallon of fuel increased 44.1% to $3.18 in 2008 from $2.21 in 2007. As a result, our mainline and Express fuel expense in 2008 was $4.76 billion, an increase of $1.36 billion or 40.1% higher than 2007 on 1% lower capacity. Our mainline and Express fuel costs during 2008 represented 34% of our total operating expenses.

The 2008 results included $356 million of net losses associated with fuel hedging transactions. This included $496 million of net unrealized losses resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments, offset by $140 million of net realized gains on settled fuel hedge transactions. At December 31, 2008, we have no premium collar fuel hedge transactions in place with respect to 14% of our 2009 projected mainline and Express fuel requirements at a weighted average collar range of $3.41 to $3.61 per gallon of heating oil or $131.15 to $139.55 per barrel of estimated crude oil equivalent. Since the third quarter of 2008, we have not entered into any new transactions as part of our fuel hedging program due to the impact collateral requirements could have on our liquidity resulting from the significant decline in the price of oil and counterparty credit risk arising from global economic uncertainty.

The 2008 results also included a non-cash charge of $622 million to write off all of the goodwill created by the merger of US Airways Group and America West Holdings in September 2005. The goodwill impairment charge is discussed in more detail under “Critical Accounting Policies and Estimates.” We also recorded a $214 million non-cash charge for the other than temporary impairment of our investments in auction rate securities due to the extended period of time that the fair values have been less than cost, which included the $166 million decline in 2008 discussed above as well as $48 million of previously deemed temporary declines recorded to other comprehensive income now deemed other than temporary. See “Liquidity and Capital Resources” for further discussion of our investments in marketable securities.

While the impact of the weakening economic environment on future passenger demand remains uncertain, we believe that the current decline in aviation fuel prices will offset at least some of the potential impacts. We estimate that a one cent per gallon decrease in fuel prices results in a $14 million decrease in our annual fuel expense. As discussed above, we have taken numerous actions to increase revenue, reduce costs and preserve liquidity. We believe these actions have positioned us well for a difficult global economy in 2009.

Customer Service

We are committed to running a successful airline. One of the important ways we do this is by taking care of our customers. We believe that our focus on excellent customer service in every aspect of our operations, including personnel, flight equipment, inflight and ancillary amenities, on-time performance, flight completion ratios and baggage handling, will strengthen customer loyalty and attract new customers.

Throughout 2007 and 2008, we implemented several ongoing initiatives to improve operational performance, including lengthening the operating day at our hubs, lowering utilization, increasing the number of designated spare aircraft in order to ensure operational reliability and implementing new baggage handling software and handheld baggage scanners. The implementation of these initiatives along with other performance improvement initiatives resulted in an improved trend in operational performance.

For the year 2008, our 80.1% on-time performance ranked first among the big six hub and spoke carriers and second among the ten largest U.S. airlines as measured by the DOT’s Consumer Air Travel Report. In addition, our mishandled baggage ratio per 1,000 passengers improved dramatically to 4.77, representing more than a 40% improvement from our 2007 rate of 8.47. Our rate of customer complaints filed with the DOT per 100,000 passengers also improved, decreasing to 2.01 in 2008 from 3.16 in 2007.

We reported the following combined operating statistics to the DOT for mainline operations for the years ended December 31, 2008, 2007 and 2006:

	Full Year
	2008	2007	2006

On-time performance(a)	80.1	68.7	76.9
Completion factor(b)	98.5	98.2	98.9
Mishandled baggage(c)	4.77	8.47	7.88
Customer complaints(d)	2.01	3.16	1.36

(a)	Percentage of reported flight operations arriving on time as defined by the DOT.

(b)	Percentage of scheduled flight operations completed.

(c)	Rate of mishandled baggage reports per 1,000 passengers.

(d)	Rate of customer complaints filed with the DOT per 100,000 passengers.

US Airways Group’s Results of Operations

In 2008, we realized an operating loss of $1.8 billion and a loss before income taxes of $2.21 billion. The 2008 loss was driven by record high fuel prices as the average mainline and Express price per gallon of fuel was 44.1% higher in 2008 as compared to 2007. Our 2008 results were also impacted by recognition of the following items:

•	a $622 million non-cash charge to write off all of the goodwill created by the merger of US Airways Group and America West Holdings in September 2005.

•	$214 million in other than temporary non-cash impairment charges included in nonoperating expense for our investments in auction rate securities primarily driven by the length of time and extent to which the fair value has been less than cost for these securities.

•	$496 million of net unrealized losses resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments, offset by $140 million of net realized gains on settled fuel hedge transactions. The net unrealized losses were primarily driven by the significant decrease in the price of oil in the latter part of 2008. We are required to use mark-to-market accounting as our existing fuel hedging instruments do not meet the requirements for hedge accounting established by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” If these instruments had qualified for hedge accounting treatment, any unrealized gains or losses, including the $496 million discussed above, would have been deferred in other comprehensive income, a component of stockholders’ equity, until the jet fuel is purchased and the underlying fuel hedging instrument is settled. Given the market volatility of jet fuel, the fair value of these fuel hedging instruments is expected to change until settled.

•	$76 million of net special charges, consisting of $35 million of merger related transition expenses, $18 million in non-cash charges related to the decline in fair value of certain spare parts associated with our Boeing 737 aircraft fleet and as a result of our capacity reductions, $14 million in lease return costs and penalties related to certain Airbus aircraft and $9 million in severance charges.

•	$8 million in gains on forgiveness of debt, offset by $7 million in write offs of debt discount and debt issuance costs due to the refinancing of certain aircraft equipment notes and certain loan prepayments in connection with our 2008 financing transactions, all included in nonoperating expense.

In 2007, we realized operating income of $533 million and income before income taxes of $434 million. Our 2007 results were impacted by recognition of the following items:

•	$187 million of net unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments as well as $58 million of net realized gains on settled fuel hedge transactions.

•	$99 million of net special charges due to merger related transition expenses.

•	a $99 million charge for an increase to long-term disability obligations for US Airways’ pilots as a result of a change in the FAA mandated retirement age for pilots from 60 to 65.

•	$7 million in tax credits due to an IRS rule change allowing us to recover certain fuel usage tax amounts for years 2003-2006, $9 million of insurance settlement proceeds related to business interruption and property damages incurred as a result of Hurricane Katrina in 2005 and a $5 million Piedmont pilot pension curtailment gain related to the FAA mandated pilot retirement age change discussed above. These gains were offset in part by $5 million in charges related to reduced flying from Pittsburgh.

•	an $18 million write off of debt issuance costs in connection with the refinancing of the $1.25 billion GE loan in March 2007 and $10 million in other than temporary impairment charges for our investments in auction rate securities, offset by a $17 million gain recognized on the sale of stock in ARINC Incorporated, all included in nonoperating expense.

In 2006, we realized operating income of $558 million and income before income taxes and cumulative effect of change in accounting principle of $404 million. Our 2006 results were impacted by recognition of the following items:

•	$70 million of net unrealized losses resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments as well as $9 million of net realized losses on settled fuel hedge transactions.

•	$27 million of net special charges, consisting of $131 million of merger related transition expenses, offset by a $90 million credit related to the restructuring of the then existing Airbus aircraft order and $14 million of credits related to the settlement of certain bankruptcy-related claims.

•	$6 million of expense related to prepayment penalties and $5 million in accelerated amortization of debt issuance costs in connection with the refinancing of the loan previously guaranteed by the ATSB and two loans previously provided to AWA by GECC, $17 million in payments in connection with the inducement to convert $70 million of the 7% Senior Convertible Notes to common stock and a $2 million write off of debt issuance costs associated with those converted notes, offset by $8 million of interest income earned by AWA on certain prior year federal income tax refunds, all included in nonoperating expense.

We reported a loss in 2008, which increased our net operating loss carryforwards (“NOL”), and have not recorded a tax provision for 2008. As of December 31, 2008, we have approximately $1.49 billion of gross NOL to reduce future federal taxable income. Of this amount, approximately $1.44 billion is available to reduce federal taxable income in the calendar year 2009. The NOL expires during the years 2022 through 2028. Our deferred tax asset, which includes $1.41 billion of the NOL discussed above, has been subject to a full valuation allowance. We also have approximately $77 million of tax-effected state NOL at December 31, 2008.

At December 31, 2008, the federal valuation allowance is $568 million, all of which will reduce future tax expense when recognized. The state valuation allowance is $82 million, of which $58 million was established through the recognition of tax expense. The remaining $24 million was established in purchase accounting. Effective January 1, 2009, we adopted SFAS No. 141R, “Business Combinations.” In accordance with SFAS No. 141R, all future decreases in the valuation allowance established in purchase accounting will be recognized as a reduction in tax expense. In addition, we have $23 million and $2 million, respectively, of unrealized federal and state tax benefit related to amounts recorded in other comprehensive income.

For the year ended December 31, 2007, we utilized NOL to reduce our income tax obligation. Utilization of this NOL results in a corresponding decrease in the valuation allowance. As this valuation allowance was established through the recognition of tax expense, the decrease in valuation allowance offsets our tax provision dollar for dollar. We recognized $7 million of non-cash state income tax expense for the year ended December 31, 2007, as we utilized NOL that was generated by US Airways prior to the merger. As this was acquired NOL, the decrease in the valuation allowance associated with this NOL reduced goodwill instead of the provision for income taxes.

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

The table below sets forth our selected mainline operating data:

				Percent		Percent
	Year Ended December 31,			Change		Change
	2008	2007	2006	2008-2007		2007-2006

Revenue passenger miles (millions)(a)	60,570	61,262	60,689	(1.1)		0.9
Available seat miles (millions)(b)	74,151	75,842	76,983	(2.2)		(1.5)
Passenger load factor (percent)(c)	81.7	80.8	78.8	0.9	pts	2.0	pts
Yield (cents)(d)	13.51	13.28	13.13	1.7		1.2
Passenger revenue per available seat mile (cents)(e)	11.04	10.73	10.35	2.9		3.7
Operating cost per available seat mile (cents)(f)	14.66	11.30	10.96	29.7		3.1
Passenger enplanements (thousands)(g)	54,820	57,871	57,345	(5.3)		0.9
Departures (thousands)	496	525	542	(5.5)		(3.1)
Aircraft at end of period	354	356	359	(0.6)		(0.8)
Block hours (thousands)(h)	1,300	1,343	1,365	(3.3)		(1.6)
Average stage length (miles)(i)	955	925	927	3.3		(0.3)
Average passenger journey (miles)(j)	1,554	1,489	1,478	4.4		0.7
Fuel consumption (gallons in millions)	1,142	1,195	1,210	(4.4)		(1.3)
Average aircraft fuel price including related taxes (dollars per gallon)	3.17	2.20	2.08	43.9		5.8
Full-time equivalent employees at end of period	32,671	34,437	34,077	(5.1)		1.1

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. A RPM represents one passenger flown one mile.

(b)	Available seat mile (“ASM”) — A basic measure of production. An ASM represents one seat flown one mile.

(c)	Passenger load factor — The percentage of available seats that are filled with revenue passengers.

(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by revenue passenger miles and expressed in cents per mile.

(e)	Passenger revenue per available seat mile (“PRASM”) — Total passenger revenues divided by total available seat miles.

(f)	Operating cost per available seat mile (“CASM”) — Total mainline operating expenses divided by total available seat miles.

(g)	Passenger enplanements — The number of passengers on board an aircraft including local, connecting and through passengers.

(h)	Block hours — The hours measured from the moment an aircraft first moves under its own power, including taxi time, for the purposes of flight until the aircraft is docked at the next point of landing and its power is shut down.

(i)	Average stage length — The average of the distances flown on each segment of every route.

(j)	Average passenger journey — The average one-way trip measured in statute miles for one passenger origination.

2008 Compared With 2007

Operating Revenues:

			Percent
	2008	2007	Change
	(In millions)

Operating revenues:
Mainline passenger	$8,183	$8,135	0.6
Express passenger	2,879	2,698	6.7
Cargo	144	138	3.7
Other	912	729	25.3

Total operating revenues	$12,118	$11,700	3.6

Total operating revenues in 2008 were $12.12 billion as compared to $11.7 billion in 2007. Mainline passenger revenues were $8.18 billion in 2008, as compared to $8.14 billion in 2007. RPMs decreased 1.1% as mainline capacity, as measured by ASMs, decreased 2.2%, resulting in a 0.9 point increase in load factor to 81.7%. Passenger yield increased 1.7% to 13.51 cents in 2008 from 13.28 cents in 2007. PRASM increased 2.9% to 11.04 cents in 2008 from 10.73 cents in 2007. Yield and PRASM increased in 2008 due principally to strong passenger demand, continued capacity and pricing discipline and fare increases in substantially all markets during 2008.

Express passenger revenues were $2.88 billion in 2008, an increase of $181 million from the 2007 period. Express capacity, as measured by ASMs, increased 5.6% in 2008 due principally to the year-over-year increase in capacity purchased from an affiliate Express carrier. Express RPMs increased by 5.1% on this higher capacity resulting in a 0.4 point decrease in load factor to 72.6%. Passenger yield increased by 1.6% to 26.52 cents in 2008 from 26.12 cents in 2007. PRASM increased 1% to 19.26 cents in 2008 from 19.06 cents in 2007. The increase in Express yield and PRASM are the result of the same favorable industry pricing environment discussed in the mainline operations above.

Other revenues were $912 million in 2008, an increase of $183 million from 2007 due primarily to our new revenue initiatives, principally our first and second checked bag fees, which were implemented in the third quarter of 2008.

Operating Expenses:

			Percent
	2008	2007	Change
	(In millions)

Operating expenses:
Aircraft fuel and related taxes	$3,618	$2,630	37.6
Loss (gain) on fuel hedging instruments, net:
Realized	(140)	(58)	nm
Unrealized	496	(187)	nm
Salaries and related costs	2,231	2,302	(3.1)
Aircraft rent	724	727	(0.4)
Aircraft maintenance	783	635	23.2
Other rent and landing fees	562	536	4.9
Selling expenses	439	453	(3.2)
Special items, net	76	99	(23.2)
Depreciation and amortization	215	189	13.7
Goodwill impairment	622	—	nm
Other	1,243	1,247	(0.2)

Total mainline operating expenses	10,869	8,573	26.8
Express expenses:
Fuel	1,137	765	48.6
Other	1,912	1,829	4.5

Total Express operating expense	3,049	2,594	17.5

Total operating expenses	$13,918	$11,167	24.6

Total operating expenses were $13.92 billion in 2008, an increase of $2.75 billion or 24.6% compared to 2007. Mainline operating expenses were $10.87 billion in 2008, an increase of $2.3 billion or 26.8% from 2007, while ASMs decreased 2.2%. Mainline CASM increased 29.7% to 14.66 cents in 2008 from 11.3 cents in 2007. The 2008 period included a $622 million non-cash charge to write off all of the goodwill created by the merger of US Airways Group and America West Holdings in September 2005, which contributed 0.84 cents to our mainline CASM for 2008. The remaining period over period increase in CASM was driven principally by increases in aircraft fuel costs ($988 million or 1.41 cents per ASM) and a net loss on fuel hedging instruments ($356 million) in 2008 compared to a net gain ($245 million) in 2007, which accounted for 0.8 cents per ASM. The net unrealized losses during 2008 were driven by the significant decline in the price of oil in the latter part of 2008.

The 2008 period also included $76 million of net special charges, consisting of $35 million of merger related transition expenses, $18 million in non-cash charges related to the decline in fair value of certain spare parts associated with our Boeing 737 aircraft fleet and as a result of our capacity reductions, $14 million in lease return costs and penalties related to certain Airbus aircraft and $9 million in charges related to involuntary furloughs as well as terminations of non-union administrative and management staff. This compares to net special charges of $99 million in the 2007 period due to merger related transition expenses.

The table below sets forth the major components of our mainline CASM for the years ended December 31, 2008 and 2007:

	Year Ended
	December 31,		Percent
	2008	2007	Change
	(In cents)

Mainline CASM:
Aircraft fuel and related taxes	4.88	3.47	40.7
Loss (gain) on fuel hedging instruments, net	0.48	(0.32)	nm
Salaries and related costs	3.01	3.03	(0.8)
Aircraft rent	0.98	0.96	2.2
Aircraft maintenance	1.05	0.84	25.4
Other rent and landing fees	0.76	0.70	7.6
Selling expenses	0.59	0.60	(1.2)
Special items, net	0.10	0.13	(23.2)
Depreciation and amortization	0.29	0.25	16.4
Goodwill impairment	0.84	—	nm
Other	1.68	1.64	2.2

Total mainline CASM	14.66	11.30	29.7

Significant changes in the components of mainline operating expense per ASM are as follows:

•	Aircraft fuel and related taxes per ASM increased 40.7% due primarily to a 43.9% increase in the average price per gallon of fuel to a record high $3.17 in 2008 from $2.20 in 2007, offset by a 4.4% decrease in gallons consumed.

•	Loss (gain) on fuel hedging instruments, net per ASM fluctuated from a gain of 0.32 cents in 2007 to a loss of 0.48 cents in 2008. The net loss in the 2008 period is the result of net unrealized losses of $496 million on open fuel hedge transactions, offset by $140 million of net realized gains on settled fuel hedge transactions. Our fuel hedging program uses no premium collars, which establish an upper and lower limit on heating oil futures prices, to provide protection from fuel price risks. We use heating oil as it is a commodity with prices that are generally highly correlated with jet fuel prices. We recognized net gains from our fuel hedging program in the first half of 2008 as the price of heating oil exceeded the upper limit on certain of our collar transactions. However, the significant decline in the price of oil in the latter part of 2008 generated unrealized losses on certain open fuel hedge transactions as the price of heating oil fell below the lower limit of those collar transactions.

•	Aircraft maintenance expense per ASM increased 25.4% due principally to increases in the number of engine and landing gear overhauls performed in 2008 as compared to 2007.

•	Other rent and landing fees per ASM increased 7.6% due primarily to increases in rental rates at certain airports in the 2008 period as compared to the 2007 period.

•	Depreciation and amortization per ASM increased 16.4% due to the acquisition of 14 Embraer aircraft and five Airbus aircraft in 2008, which increased depreciation expense on owned aircraft.

Total Express expenses increased 17.5% in 2008 to $3.05 billion from $2.59 billion in 2007. Express fuel costs increased $372 million as the average fuel price per gallon increased 44.8% from $2.23 in 2007 to a record high $3.23 in 2008. Other Express operating expenses increased $83 million year-over-year as a result of the 5.6% increase in Express capacity in 2008.

Nonoperating Income (Expense):

			Percent
	2008	2007	Change
	(In millions)

Nonoperating income (expense):
Interest income	$83	$172	(51.6)
Interest expense, net	(253)	(273)	(7.3)
Other, net	(240)	2	nm

Total nonoperating expense, net	$(410)	$(99)	nm

Net nonoperating expense was $410 million in 2008 as compared to $99 million in 2007. Interest income decreased $89 million in 2008 due to lower average investment balances and lower rates of return. Interest expense, net decreased $20 million due primarily to reductions in average interest rates associated with variable rate debt, partially offset by an increase in the average debt balance outstanding as compared to the 2007 period.

Other nonoperating expense, net in 2008 included $214 million in other than temporary impairment charges for our investments in auction rate securities primarily due to the length of time and extent to which the fair value has been less than cost for these securities. We also recognized $25 million in foreign currency losses related to transactions denominated in foreign currencies and $7 million in write offs of debt discount and debt issuance costs in connection with the refinancing of certain aircraft equipment notes and certain loan prepayments in connection with our 2008 financing transactions, offset in part by $8 million in gains on forgiveness of debt. Other nonoperating expense, net in 2007 included an $18 million write off of debt issuance costs in connection with the refinancing of the GE loan in March 2007 as well as a $10 million other than temporary impairment charge for our investments in auction rate securities, offset by a $17 million gain on the sale of stock in ARINC Incorporated and $7 million in foreign currency gains related to transactions denominated in foreign currencies. The impairment charges on auction rate securities are discussed in more detail under “Liquidity and Capital Resources.”

2007 Compared With 2006

Operating Revenues:

			Percent
	2007	2006	Change
	(In millions)

Operating revenues:
Mainline passenger	$8,135	$7,966	2.1
Express passenger	2,698	2,744	(1.7)
Cargo	138	153	(9.4)
Other	729	694	4.9

Total operating revenues	$11,700	$11,557	1.2

Total operating revenues in 2007 were $11.7 billion as compared to $11.56 billion in 2006. Mainline passenger revenues were $8.14 billion in 2007, as compared to $7.97 billion in 2006. RPMs increased 0.9% as mainline capacity, as measured by ASMs, decreased 1.5%, resulting in a 2.0 point increase in load factor to 80.8%. Passenger yield increased 1.2% to 13.28 cents in 2007 from 13.13 cents in 2006. PRASM increased 3.7% to 10.73 cents in 2007 from 10.35 cents in 2006. The increases in yield and PRASM are due principally to the strong revenue environment in 2007 resulting from reductions in industry capacity and continued capacity and pricing discipline, industry wide fare increases during the 2007 period and higher passenger demand.

Express passenger revenues were $2.7 billion in 2007, a decrease of $46 million from the 2006 period. Express capacity, as measured by ASMs, decreased 5% in 2007, due primarily to planned reductions in Express flying during 2007. Express RPMs decreased by 2.6% on lower capacity resulting in a 1.8 point increase in load factor to 73%. Passenger yield increased by 1% to 26.12 cents in 2007 from 25.86 cents in 2006. PRASM increased 3.5% to 19.06 cents in 2007 from 18.42 cents in 2006.

Cargo revenues were $138 million in 2007, a decrease of $15 million from the 2006 period due to decreases in domestic mail and freight volumes. Other revenues were $729 million in 2007, an increase of $35 million from the 2006 period. The increase in other revenues was primarily driven by an increase in revenue associated with higher fuel sales to pro-rate carriers through MSC.

Operating Expenses:

			Percent
	2007	2006	Change
	(In millions)

Operating expenses:
Aircraft fuel and related taxes	$2,630	$2,518	4.4
Loss (gain) on fuel hedging instruments, net:
Realized	(58)	9	nm
Unrealized	(187)	70	nm
Salaries and related costs	2,302	2,090	10.1
Aircraft rent	727	732	(0.6)
Aircraft maintenance	635	582	9.1
Other rent and landing fees	536	568	(5.7)
Selling expenses	453	446	1.6
Special items, net	99	27	nm
Depreciation and amortization	189	175	8.2
Other	1,247	1,223	2.0

Total mainline operating expenses	8,573	8,440	1.6
Express expenses:
Fuel	765	764	0.1
Other	1,829	1,795	1.9

Total Express operating expenses	2,594	2,559	1.4

Total operating expenses	$11,167	$10,999	1.5

Total operating expenses were $11.17 billion in 2007, an increase of $168 million or 1.5% compared to 2006. Mainline operating expenses were $8.57 billion in 2007, an increase of $133 million or 1.6% from 2006, while ASMs decreased 1.5%. Mainline CASM increased 3.1% to 11.3 cents in 2007 from 10.96 cents in 2006. The period over period increase in CASM was driven principally by higher salaries and related costs ($212 million or 0.32 cents per ASM), due primarily to increased headcount associated with our operational improvement plan and a $99 million charge to increase our obligation for long-term disability as a result of a change in the FAA mandated retirement age for certain pilots, and an increase in aircraft fuel costs ($112 million or 0.2 cents per ASM), due to a 5.8% increase in the average price per gallon of fuel in 2007. These increases were offset in part by gains on fuel hedging instruments ($245 million) in the 2007 period as compared to losses in the 2006 period ($79 million), which accounted for 0.42 cents per ASM.

The 2007 period also included net charges from special items of $99 million, primarily due to merger related transition expenses. This compares to net charges from special items of $27 million in 2006, which included $131 million of merger related transition expenses, offset by a $90 million credit related to the restructuring of the then existing Airbus aircraft order and $14 million of credits related to the settlement of certain bankruptcy-related claims.

The table below sets forth the major components of our mainline CASM for the years ended December 31, 2007 and 2006:

	Year Ended
	December 31,		Percent
	2007	2006	Change
	(In cents)

Mainline CASM:
Aircraft fuel and related taxes	3.47	3.27	6.0
Loss (gain) on fuel hedging instruments, net	(0.32)	0.10	nm
Salaries and related costs	3.03	2.71	11.8
Aircraft rent	0.96	0.95	0.9
Aircraft maintenance	0.84	0.75	10.8
Other rent and landing fees	0.70	0.74	(4.3)
Selling expenses	0.60	0.58	3.1
Special items, net	0.13	0.04	nm
Depreciation and amortization	0.25	0.23	9.9
Other	1.64	1.59	3.5

Total Mainline CASM	11.30	10.96	3.1

Significant changes in the components of mainline operating expense per ASM are as follows:

•	Aircraft fuel and related taxes per ASM increased 6% due primarily to a 5.8% increase in the average price per gallon of fuel to $2.20 in 2007 from $2.08 in 2006.

•	Loss (gain) on fuel hedging instruments, net per ASM fluctuated from a loss of 0.10 cents in 2006 to a gain of 0.32 cents in 2007. The net gain in the 2007 period is the result of net unrealized gains of $187 million on open fuel hedge transactions as well as $58 million of net realized gains on settled fuel hedge transactions. We recognized net gains from our fuel hedging program in 2007 as the price of heating oil exceeded the upper limit on certain of our collar transactions.

•	Salaries and related costs per ASM increased 11.8% due to a $99 million charge for an increase to long-term disability obligations for US Airways’ pilots as a result of a change in the FAA mandated retirement age for pilots from 60 to 65 as well as a period over period increase in headcount, principally in fleet and passenger service employees as part of our initiative to improve operational performance, and increases in employee benefits as a result of higher medical claims due to general inflationary cost increases.

•	Aircraft maintenance expense per ASM increased 10.8% due principally to an increase in the number of overhauls performed on engines not subject to power by the hour maintenance agreements as well as an increase in the volume of seat overhauls and thrust reverser repairs in the 2007 period compared to the 2006 period.

•	Depreciation and amortization per ASM increased 9.9% due to the acquisition of nine Embraer 190 aircraft and equipment to support flight operations in 2007, which increased depreciation expense on owned aircraft and equipment.

Total Express expenses increased 1.4% in 2007 to $2.59 billion from $2.56 billion in 2006, as other Express operating expenses increased $34 million. Express fuel costs remained consistent period over period as the average fuel price per gallon increased 4.2% from $2.14 in the 2006 period to $2.23 in the 2007 period, which was offset by a 4% decrease in gallons consumed as block hours were down 6.2% in the 2007 period due to planned reductions in Express flying. Other Express operating expenses increased as a result of higher rates paid under certain capacity purchase agreements due to contractually scheduled rate changes.

Nonoperating Income (Expense):

			Percent
	2007	2006	Change
	(In millions)

Nonoperating income (expense):
Interest income	$172	$153	12.5
Interest expense, net	(273)	(295)	(7.5)
Other, net	2	(12)	nm

Total nonoperating expense, net	$(99)	$(154)	(35.7)

Net nonoperating expense was $99 million in 2007 as compared to $154 million in 2006. Interest income increased $19 million in 2007 due to higher average cash balances and higher average rates of return on investments. Interest expense, net decreased $22 million due to the full year effect in 2007 of refinancing the loan formerly guaranteed by the ATSB at lower average interest rates in March 2006, as well as the refinancing of the GE loan at lower average interest rates and the repayment of the Barclays Bank Delaware prepaid miles loan in March 2007.

Other nonoperating income, net in 2007 of $2 million included an $18 million write off of debt issuance costs in connection with the refinancing of the GE loan in March 2007 as well as a $10 million other than temporary impairment charge for our investments in auction rate securities, offset by a $17 million gain on the sale of stock in ARINC Incorporated and $7 million in foreign currency gains related to transactions denominated in foreign currencies. Other nonoperating expense, net in 2006 of $12 million included $6 million of nonoperating expense related to prepayment penalties and $5 million in accelerated amortization of debt issuance costs in connection with the refinancing of the loan formerly guaranteed by the ATSB and two loans previously provided to AWA by GECC as well as $17 million in payments in connection with the inducement to convert $70 million of the 7% Senior Convertible Notes to common stock and a $2 million write off of debt issuance costs associated with those converted notes, offset by $11 million of derivative gains attributable to stock options in Sabre and warrants in a number of companies and $2 million in foreign currency gains related to transactions denominated in foreign currencies.

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

Transfers of assets between entities under common control are accounted for similar to the pooling of interests method of accounting. Under this method, the carrying amount of net assets recognized in the balance sheets of each combining entity are carried forward to the balance sheet of the combined entity, and no other assets or liabilities are recognized as a result of the contribution of shares. This management’s discussion and analysis of financial condition and results of operations is presented as though the transfer had occurred at the time of US Airways’ emergence from bankruptcy in September 2005.

In 2008, US Airways realized an operating loss of $1.77 billion and a loss before income taxes of $2.15 billion. The 2008 loss was driven by record high fuel prices as the average mainline and Express price per gallon of fuel was 44.1% higher in 2008 as compared to 2007. US Airways’ 2008 results were also impacted by recognition of the following items:

•	a $622 million non-cash charge to write off all of the goodwill created by the merger of US Airways Group and America West Holdings in September 2005.

•	$214 million in other than temporary non-cash impairment charges included in nonoperating expense for its investments in auction rate securities primarily driven by the length of time and extent to which the fair value has been less than cost for these securities.

•	$496 million of net unrealized losses resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments, offset by $140 million of net realized gains on settled fuel hedge transactions. The net unrealized losses were primarily driven by the significant decrease in the price of oil in the latter part of 2008. US Airways is required to use mark-to-market accounting as its existing fuel hedging instruments do not meet the requirements for hedge accounting established by SFAS No. 133. If these instruments had qualified for hedge accounting treatment, any unrealized gains or losses, including the $496 million discussed above, would have been deferred in other comprehensive income, a component of stockholder’s equity, until the jet fuel is purchased and the underlying fuel hedging instrument is settled. Given the market volatility of jet fuel, the fair value of these fuel hedging instruments is expected to change until settled.

•	$76 million of net special charges, consisting of $35 million of merger related transition expenses, $18 million in non-cash charges related to the decline in fair value of certain spare parts associated with US Airways’ Boeing 737 aircraft fleet and as a result of US Airways’ capacity reductions, $14 million in lease return costs and penalties related to certain Airbus aircraft and $9 million in severance charges.

•	$8 million in gains on forgiveness of debt, offset by $6 million in write offs of debt discount and debt issuance costs due to the refinancing of certain aircraft equipment notes and a loan prepayment in connection with US Airways’ 2008 financing transactions, all included in nonoperating expense.

In 2007, US Airways realized operating income of $524 million and income before income taxes of $485 million. US Airways’ results were impacted by recognition of the following items:

•	$187 million of net unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments as well as $58 million of net realized gains on settled fuel hedge transactions.

•	$99 million of net special charges due to merger related transition expenses.

•	a $99 million charge for an increase to long-term disability obligations for US Airways’ pilots as a result of a change in the FAA mandated retirement age for pilots from 60 to 65.

•	$7 million in tax credits due to an IRS rule change allowing US Airways to recover certain fuel usage tax amounts for years 2003-2006 and $9 million of insurance settlement proceeds related to business interruption and property damages incurred as a result of Hurricane Katrina in 2005. These gains were offset in part by $4 million in charges related to reduced flying from Pittsburgh.

•	a $17 million gain recognized on the sale of stock in ARINC Incorporated, offset by $10 million in other than temporary impairment charges for US Airways’ investments in auction rate securities, all included in nonoperating expense.

In 2006, US Airways realized operating income of $557 million and income before income taxes and cumulative effect of change in accounting principle of $446 million. US Airways’ results were impacted by recognition of the following items:

•	$70 million of net unrealized losses resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments as well as $9 million of net realized losses on settled fuel hedge transactions.

•	$38 million of net special charges, consisting of $131 million of merger related transition expenses, offset by a $90 million credit related to the restructuring of the then existing Airbus aircraft order and $3 million of credits related to the settlement of certain bankruptcy-related claims.

•	$6 million of expense related to prepayment penalties and $5 million in accelerated amortization of debt issuance costs in connection with the refinancing of the loan previously guaranteed by the ATSB and two loans previously provided to AWA by GECC, offset by $8 million of interest income earned by AWA on certain prior year federal income tax refunds, all included in nonoperating expense.

US Airways reported a loss in 2008, which increased its NOL, and has not recorded a tax provision for 2008. As of December 31, 2008, US Airways has approximately $1.41 billion of gross NOL to reduce future federal taxable income. Of this amount, approximately $1.37 billion is available to reduce federal taxable income in the calendar year 2009. The NOL expires during the years 2022 through 2028. US Airways’ deferred tax asset, which includes $1.33 billion of the NOL discussed above, has been subject to a full valuation allowance. US Airways also has approximately $72 million of tax-effected state NOL at December 31, 2008.

At December 31, 2008, the federal valuation allowance is $563 million, all of which will reduce future tax expense when recognized. The state valuation allowance is $80 million, of which $56 million was established through the recognition of tax expense. The remaining $24 million was established in purchase accounting. Effective January 1, 2009, US Airways adopted SFAS No. 141R, “Business Combinations.” In accordance with SFAS No. 141R, all future decreases in the valuation allowance established in purchase accounting will be recognized as a reduction in tax expense. In addition, US Airways has $28 million and $2 million, respectively, of unrealized federal and state tax benefit related to amounts recorded in other comprehensive income.

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

For the year ended December 31, 2006, US Airways recognized $85 million of non-cash income tax expense, as it utilized NOL that was generated prior to the merger. US Airways also recorded AMT tax expense of $10 million. In most cases, the recognition of AMT does not result in tax expense. However, as discussed above, since US Airways’ NOL was subject to a full valuation allowance, any liability for AMT is recorded as tax expense. US Airways also recorded $2 million of state income tax provision in 2006 related to certain states where NOL was not available to be used.

The table below sets forth US Airways’ selected mainline operating data:

				Percent		Percent
	Year Ended December 31,			Change		Change
	2008	2007	2006	2008-2007		2007-2006

Revenue passenger miles (millions)(a)	60,570	61,262	60,689	(1.1)		0.9
Available seat miles (millions)(b)	74,151	75,842	76,983	(2.2)		(1.5)
Passenger load factor (percent)(c)	81.7	80.8	78.8	0.9	pts	2.0	pts
Yield (cents)(d)	13.51	13.28	13.13	1.7		1.2
Passenger revenue per available seat mile (cents)(e)	11.04	10.73	10.35	2.9		3.7
Aircraft at end of period	354	356	359	(0.6)		(0.8)

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. A RPM represents one passenger flown one mile.

(b)	Available seat mile (“ASM”) — A basic measure of production. An ASM represents one seat flown one mile.

(c)	Passenger load factor — The percentage of available seats that are filled with revenue passengers.

(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by revenue passenger miles and expressed in cents per mile.

(e)	Passenger revenue per available seat mile (“PRASM”) — Total passenger revenues divided by total available seat miles.

2008 Compared With 2007

Operating Revenues:

			Percent
	2008	2007	Change
	(In millions)

Operating revenues:
Mainline passenger	$8,183	$8,135	0.6
Express passenger	2,879	2,698	6.7
Cargo	144	138	3.7
Other	1,038	842	23.3

Total operating revenues	$12,244	$11,813	3.6

Total operating revenues in 2008 were $12.24 billion as compared to $11.81 billion in 2007. Mainline passenger revenues were $8.18 billion in 2008, as compared to $8.14 billion in 2007. RPMs decreased 1.1% as mainline capacity, as measured by ASMs, decreased 2.2%, resulting in a 0.9 point increase in load factor to 81.7%. Passenger yield increased 1.7% to 13.51 cents in 2008 from 13.28 cents in 2007. PRASM increased 2.9% to 11.04 cents in 2008 from 10.73 cents in 2007. Yield and PRASM increased in 2008 due principally to strong passenger demand, continued capacity and pricing discipline and fare increases in substantially all markets during 2008.

Express passenger revenues were $2.88 billion in 2008, an increase of $181 million from the 2007 period. Express capacity, as measured by ASMs, increased 5.6% in 2008 due principally to the year-over-year increase in capacity purchased from an affiliate Express carrier. Express RPMs increased by 5.1% on this higher capacity resulting in a 0.4 point decrease in load factor to 72.6%. Passenger yield increased by 1.6% to 26.52 cents in 2008 from 26.12 cents in 2007. PRASM increased 1% to 19.26 cents in 2008 from 19.06 cents in 2007. The increase in Express yield and PRASM are the result of the same favorable industry pricing environment discussed in the mainline operations above.

Other revenues were $1.04 billion in 2008, an increase of $196 million from 2007 due primarily to US Airways’ new revenue initiatives, principally its first and second checked bag fees, which were implemented in the third quarter of 2008.

Operating Expenses:

			Percent
	2008	2007	Change
	(In millions)

Operating expenses:
Aircraft fuel and related taxes	$3,618	$2,630	37.6
Loss (gain) on fuel hedging instruments, net:
Realized	(140)	(58)	nm
Unrealized	496	(187)	nm
Salaries and related costs	2,231	2,302	(3.1)
Aircraft rent	724	727	(0.4)
Aircraft maintenance	783	635	23.2
Other rent and landing fees	562	536	4.9
Selling expenses	439	453	(3.2)
Special items, net	76	99	(23.2)
Depreciation and amortization	224	198	13.1
Goodwill impairment	622	—	nm
Other	1,243	1,227	1.5

Total mainline operating expenses	10,878	8,562	27.1
Express expenses:
Fuel	1,137	765	48.6
Other	2,002	1,962	2.0

Total Express operating expense	3,139	2,727	15.1

Total operating expenses	$14,017	$11,289	24.2

Total operating expenses were $14.02 billion in 2008, an increase of $2.73 billion or 24.2% compared to 2007. Mainline operating expenses were $10.88 billion in 2008, an increase of $2.32 billion or 27.1% from 2007. The 2008 period included a $622 million non-cash charge to write off all of the goodwill created by the merger of US Airways Group and America West Holdings in September 2005. The remaining period over period increase in mainline operating expenses was driven principally by increases in aircraft fuel costs ($988 million) and a net loss on fuel hedging instruments ($356 million) in 2008 compared to a net gain ($245 million) in 2007. The net unrealized losses during 2008 were driven by the significant decline in the price of oil in the latter part of 2008.

The 2008 period also included $76 million of net special charges, consisting of $35 million of merger related transition expenses, $18 million in non-cash charges related to the decline in fair value of certain spare parts associated with US Airways’ Boeing 737 aircraft fleet and as a result of US Airways’ capacity reductions, $14 million in lease return costs and penalties related to certain Airbus aircraft and $9 million in charges related to involuntary furloughs as well as terminations of non-union administrative and management staff. This compares to net special charges of $99 million in the 2007 period due to merger related transition expenses.

Significant changes in the components of mainline operating expenses are as follows:

•	Aircraft fuel and related taxes increased 37.6% due primarily to a 43.9% increase in the average price per gallon of fuel to a record high $3.17 in 2008 from $2.20 in 2007, offset by a 4.4% decrease in gallons consumed.

•	Loss (gain) on fuel hedging instruments, net fluctuated from a net gain of $245 million in 2007 to a net loss of $356 million in 2008. The net loss in the 2008 period is the result of net unrealized losses of $496 million on open fuel hedge transactions, offset by $140 million of net realized gains on settled fuel hedge transactions. US Airways’ fuel hedging program uses no premium collars, which establish an upper and lower limit on heating oil futures prices, to provide protection from fuel price risks. US Airways uses heating oil as it is a commodity with prices that are generally highly correlated with jet fuel prices. US Airways recognized net gains from its fuel hedging program in the first half of 2008 as the price of heating oil exceeded the upper limit on certain of its collar transactions. However, the significant decline in the price of oil in the latter part of 2008 generated unrealized losses on certain open fuel hedge transactions as the price of heating oil fell below the lower limit of those collar transactions.

•	Aircraft maintenance expense increased 23.2% due principally to increases in the number of engine and landing gear overhauls performed in 2008 as compared to 2007.

•	Other rent and landing fees increased 4.9% due primarily to increases in rental rates at certain airports in the 2008 period as compared to the 2007 period.

•	Depreciation and amortization increased 13.1% due to the acquisition of 14 Embraer aircraft and five Airbus aircraft in 2008, which increased depreciation expense on owned aircraft.

Total Express expenses increased 15.1% in 2008 to $3.14 billion from $2.73 billion in 2007. Express fuel costs increased $372 million as the average fuel price per gallon increased 44.8% from $2.23 in 2007 to a record high $3.23 in 2008. Other Express operating expenses increased $40 million year-over year as a result of the 5.6% increase in Express capacity in 2008, partially offset by a decrease in amounts paid under capacity purchases with US Airways Group’s wholly owned Express carriers.

Nonoperating Income (Expense):

			Percent
	2008	2007	Change
	(In millions)

Nonoperating income (expense):
Interest income	$83	$172	(51.6)
Interest expense, net	(218)	(229)	(5.1)
Other, net	(240)	18	nm

Total nonoperating expense, net	$(375)	$(39)	nm

Net nonoperating expense was $375 million in 2008 as compared to $39 million in 2007. Interest income decreased $89 million in 2008 due to lower average investment balances and lower rates of return. Interest expense, net decreased $11 million due primarily to reductions in average interest rates associated with variable rate debt, partially offset by an increase in the average debt balance outstanding as compared to the 2007 period.

Other nonoperating expense, net in 2008 included $214 million in other than temporary impairment charges for US Airways’ investments in auction rate securities primarily due to the length of time and extent to which the fair value has been less than cost for these securities. US Airways also recognized $25 million in foreign currency losses related to transactions denominated in foreign currencies and $6 million in write offs of debt discount and debt issuance costs in connection with the refinancing of certain aircraft equipment notes and a loan prepayment in connection with US Airways’ 2008 financing transactions, offset in part by $8 million in gains on forgiveness of debt. Other nonoperating expense, net in 2007 included a $17 million gain on the sale of stock in ARINC Incorporated as well as $7 million in foreign currency gains related to transactions denominated in foreign currencies, offset by a $10 million other than temporary impairment charge for US Airways’ investments in auction rate securities. The impairment charges on auction rate securities are discussed in more detail under “Liquidity and Capital Resources.”

2007 Compared With 2006

Operating Revenues:

			Percent
	2007	2006	Change
	(In millions)

Operating revenues:
Mainline passenger	$8,135	$7,966	2.1
Express passenger	2,698	2,744	(1.7)
Cargo	138	153	(9.4)
Other	842	829	1.5

Total operating revenues	$11,813	$11,692	1.0

Total operating revenues in 2007 were $11.81 billion as compared to $11.69 billion in 2006. Mainline passenger revenues were $8.14 billion in 2007, as compared to $7.97 billion in 2006. RPMs increased 0.9% as mainline capacity, as measured by ASMs, decreased 1.5%, resulting in a 2.0 point increase in load factor to 80.8%. Passenger yield increased 1.2% to 13.28 cents in 2007 from 13.13 cents in 2006. PRASM increased 3.7% to 10.73 cents in 2007 from 10.35 cents in 2006. The increases in yield and PRASM are due principally to the strong revenue environment in 2007 resulting from reductions in industry capacity and continued capacity and pricing discipline, industry wide fare increases during the 2007 period and higher passenger demand.

Express passenger revenues were $2.7 billion in 2007, a decrease of $46 million from the 2006 period. Express capacity, as measured by ASMs, decreased 5% in 2007, due primarily to planned reductions in Express flying during 2007. Express RPMs decreased by 2.6% on lower capacity resulting in a 1.8 point increase in load factor to 73%. Passenger yield increased by 1% to 26.12 cents in 2007 from 25.86 cents in 2006. PRASM increased 3.5% to 19.06 cents in 2007 from 18.42 cents in 2006.

Cargo revenues were $138 million in 2007, a decrease of $15 million from the 2006 period due to decreases in domestic mail and freight volumes.

Operating Expenses:

			Percent
	2007	2006	Change
	(In millions)

Operating expenses:
Aircraft fuel and related taxes	$2,630	$2,518	4.4
Loss (gain) on fuel hedging instruments, net
Realized	(58)	9	nm
Unrealized	(187)	70	nm
Salaries and related costs	2,302	2,090	10.1
Aircraft rent	727	732	(0.6)
Aircraft maintenance	635	582	9.1
Other rent and landing fees	536	568	(5.7)
Selling expenses	453	446	1.6
Special items, net	99	38	nm
Depreciation and amortization	198	184	8.1
Other	1,227	1,228	(0.1)

Total mainline operating expenses	8,562	8,465	1.1
Express expenses:
Fuel	765	764	0.1
Other	1,962	1,906	2.9

Total Express operating expenses	2,727	2,670	2.1

Total operating expenses	$11,289	$11,135	1.4

Total operating expenses were $11.29 billion in 2007, an increase of $154 million or 1.4% compared to 2006. Mainline operating expenses were $8.56 billion in 2007, an increase of $97 million or 1.1% from 2006. The period over period increase in mainline operating expenses was driven principally by higher salaries and related costs ($212 million), aircraft fuel costs ($112 million) and aircraft maintenance ($53 million). These increases were offset in part by gains on fuel hedging instruments ($245 million) in the 2007 period as compared to losses in the 2006 period ($79 million).

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

Significant changes in the components of mainline operating expenses are as follows:

•	Aircraft fuel and related taxes increased 4.4% due primarily to a 5.8% increase in the average price per gallon of fuel to $2.20 in 2007 from $2.08 in 2006.

•	Loss (gain) on fuel hedging instruments, net fluctuated from a loss of $79 million in 2006 to a gain of $245 million in 2007. The net gain in the 2007 period is the result of net unrealized gains of $187 million on open fuel hedge transactions as well as $58 million of net realized gains on settled fuel hedge transactions. US Airways recognized net gains from its fuel hedging program in 2007 as the price of heating oil exceeded the upper limit on certain of its collar transactions.

•	Salaries and related costs increased 10.1% due to a $99 million charge for an increase to long-term disability obligations for US Airways’ pilots as a result of a change in the FAA mandated retirement age for pilots from 60 to 65 as well as a period over period increase in headcount, principally in fleet and passenger service employees as part of US Airways’ initiative to improve operational performance, and increases in employee benefits as a result of higher medical claims due to general inflationary cost increases.

•	Aircraft maintenance expense increased 9.1% due principally to an increase in the number of overhauls performed on engines not subject to power by the hour maintenance agreements as well as an increase in the volume of seat overhauls and thrust reverser repairs in the 2007 period compared to the 2006 period.

•	Depreciation and amortization increased 8.1% due to the acquisition of nine Embraer 190 aircraft and equipment to support flight operations in 2007, which increased depreciation expense on owned aircraft and equipment.

Total Express expenses increased 2.1% in 2007 to $2.73 billion from $2.67 billion in 2006, as other Express operating expenses increased $56 million. Express fuel costs remained consistent period over period as the average fuel price per gallon increased 4.2% from $2.14 in the 2006 period to $2.23 in the 2007 period, which was offset by a 4% decrease in gallons consumed as block hours were down 6.2% in the 2007 period due to planned reductions in Express flying. Other Express operating expenses increased as a result of higher rates paid under certain capacity purchase agreements due to contractually scheduled rate changes.

Nonoperating Income (Expense):

			Percent
	2007	2006	Change
	(In millions)

Nonoperating income (expense):
Interest income	$172	$153	12.5
Interest expense, net	(229)	(268)	(14.4)
Other, net	18	4	nm

Total nonoperating expense, net	$(39)	$(111)	(64.7)

Net nonoperating expense was $39 million in 2007 as compared to $111 million in 2006. Interest income increased $19 million in 2007 due to higher average cash balances and higher average rates of returns on investments. Interest expense, net decreased $39 million due to the full year effect in 2007 of the refinancing by US Airways Group of the loan formerly guaranteed by the ATSB at lower average interest rates in March 2006. The refinanced debt is no longer held by US Airways. Also contributing to lower interest expense was the repayment by US Airways Group of the Barclays Bank Delaware prepaid miles loan in March 2007.

Other nonoperating income, net in 2007 of $18 million included a $17 million gain on the sale of stock in ARINC Incorporated as well as $7 million in foreign currency gains related to transactions denominated in foreign currencies, offset by a $10 million other than temporary impairment charge for US Airways’ investments in auction rate securities. Other nonoperating income, net in 2006 of $4 million included $11 million of derivative gains attributable to stock options in Sabre and warrants in a number of companies and $2 million in foreign currency gains related to transactions denominated in foreign currencies, offset by $6 million of nonoperating expense related to prepayment penalties and $5 million in accelerated amortization of debt issuance costs in connection with the refinancing of the loan formerly guaranteed by the ATSB and two loans previously provided to AWA by GECC.

Liquidity and Capital Resources

As of December 31, 2008, our cash, cash equivalents, investments in marketable securities and restricted cash were $1.97 billion, of which $1.24 billion was unrestricted. Our investments in marketable securities included $187 million of investments in auction rate securities at fair value ($411 million par value) that are classified as noncurrent assets on our consolidated balance sheets.

Investments in Marketable Securities

As of December 31, 2008, we held auction rate securities totaling $411 million at par value, which are classified as available for sale securities and noncurrent assets on our consolidated balance sheets. Contractual maturities for these auction rate securities range from eight to 44 years, with 62% of our portfolio maturing within the next ten years, 10% maturing within the next 20 years, 16% maturing within the next 30 years and 12% maturing thereafter through 2052. The interest rates are reset approximately every 28 days, except one security for which the auction process is currently suspended. Current yields range from 1.76% to 6.08%. With the liquidity issues experienced in the global credit and capital markets, all of our auction rate securities have experienced failed auctions since August 2007. The estimated fair value of these auction rate securities no longer approximates par value. However, we have not experienced any defaults and continue to earn and receive interest at the maximum contractual rates.

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

At December 31, 2007, the $411 million par value auction rate securities had a fair value of $353 million, a $58 million decline from par. Of this decline in fair value, $48 million was deemed temporary and an unrealized loss in this amount was recorded to other comprehensive income. We concluded $10 million of the decline was an other than temporary impairment as a single security with subprime exposure experienced a severe decline in fair value during the period. Accordingly, the $10 million impairment charge was recorded to other nonoperating expense, net in the fourth quarter of 2007.

At December 31, 2008, the fair value of our auction rate securities was $187 million, representing a decline in fair value of $166 million from December 31, 2007. The decline in fair value was caused by the significant deterioration in the financial markets in 2008. We concluded that the 2008 decline in fair value of $166 million as well as the previously deemed temporary declines recorded to other comprehensive income of $48 million were now other than temporary. Our conclusion for the other than temporary impairment was due to the length of time and extent to which the fair value has been less than cost for certain securities. All of these securities have experienced failed auctions for a period greater than one year, and there has been no recovery in their fair value. Accordingly, we recorded $214 million in impairment charges in other nonoperating expense, net related to the other than temporary impairment of our auction rate securities. We continue to monitor the market for auction rate securities and consider its impact (if any) on the fair value of our investments. If the current market conditions deteriorate further, we may be required to record additional impairment charges in other nonoperating expense, net in future periods.

We do not anticipate having to sell these securities in order to operate our business. We believe that, based on our current unrestricted cash, cash equivalents and short-term marketable securities balances of $1.05 billion as of December 31, 2008, the current lack of liquidity in our investments in auction rate securities will not have a material impact on our liquidity, our cash flow or our ability to fund our operations.

Aviation Fuel and Derivative Instruments

Because our operations are dependent upon aviation fuel, significant increases in aviation fuel costs materially and adversely affect our liquidity, results of operations and financial condition. Our 2009 forecasted mainline and Express fuel consumption is approximately 1.44 billion gallons, and a one cent per gallon increase in aviation fuel price results in a $14 million annual increase in expense, excluding the impact of hedge transactions.

As of December 31, 2008, we have entered into no premium collars, which establish an upper and lower limit on heating oil futures prices, to protect us from fuel price risks. These transactions are in place with respect to approximately 14% of our projected mainline and Express 2009 fuel requirements at a weighted average collar range of $3.41 to $3.61 per gallon of heating oil or $131.15 to $139.55 per barrel of estimated crude oil equivalent.

The use of such hedging transactions in our fuel hedging program could result in us not fully benefiting from certain declines in heating oil futures prices. As of December 31, 2008, the fair value of our fuel hedging instruments was a net liability of $375 million. Further, these instruments do not provide protection from future price increases unless heating oil prices exceed the call option price of the no premium collar. Although heating oil prices are generally highly correlated with those of jet fuel, the prices of jet fuel may change more or less than heating oil, resulting in a change in fuel expense that is not fully offset by the hedge transactions. As of December 31, 2008, we estimate that a 10% increase in heating oil futures prices would increase the fair value of the hedge transactions by approximately $30 million. We estimate that a 10% decrease in heating oil futures prices would decrease the fair value of the hedge transactions by approximately $30 million. Since we have not entered into any new fuel hedge transactions since the third quarter of 2008, the impact of changes in heating oil futures prices will decrease as existing hedges are settled.

When our fuel hedging derivative instruments are in a net asset position, we are exposed to credit losses in the event of non-performance by counterparties to our fuel hedging derivatives. The amount of such credit exposure is limited to the unrealized gains, if any, on our fuel hedging derivatives. To manage credit risks, we carefully select counterparties, conduct transactions with multiple counterparties which limits our exposure to any single counterparty, and monitor the market position of the program and our relative market position with each counterparty. We also maintain industry-standard security agreements with all of our counterparties which may require the counterparty to post collateral if the value of the fuel hedging derivatives exceeds specified thresholds related to the counterparty’s credit ratings.

When our fuel hedging derivative instruments are in a net liability position, we are exposed to credit risks related to the return of collateral in situations in which we have posted collateral with counterparties for unrealized losses. As of December 31, 2008, we were in a net liability position of $375 million based on the fair value of our fuel hedging derivative instruments due to the significant decline in the price of oil in the latter part of 2008. When possible, in order to mitigate the risk of posting collateral, we provide letters of credit to certain counterparties in lieu of cash. At December 31, 2008, $185 million related to letters of credit collateralizing certain counterparties to our fuel hedging transactions is included in short-term restricted cash. In addition, at December 31, 2008, we had $276 million in cash deposits held by counterparties to our fuel hedging transactions. Since the third quarter of 2008, we have not entered into any new transactions as part of our fuel hedging program due to the impact collateral requirements could have on our liquidity resulting from the significant decline in the price of oil and counterparty credit risk arising from global economic uncertainty.

Further declines in heating oil prices would result in additional collateral requirements with our counterparties, unrealized losses on our existing fuel hedging derivative instruments and realized losses at the time of settlement of these fuel hedging derivative instruments. See also Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

Sources and Uses of Cash

US Airways Group

2008 Compared to 2007

Net cash used in operating activities was $980 million in 2008 as compared to net cash provided by operating activities of $451 million in 2007. The period over period decrease of $1.43 billion is due principally to our net loss for 2008, which was driven by record high fuel prices. Our mainline and Express fuel expense, net of realized gains on fuel hedging transactions, was $1.28 billion higher in 2008 than in 2007 on slightly lower capacity. Additionally, the substantial decrease in the price of fuel in the latter part of 2008, while a significant positive development, had the near term liquidity impact of reducing our operating cash flow by $461 million as we were required to post collateral in the form of cash deposits and letters of credit we issued in connection with no premium collars entered into as part of our fuel hedging program. This compares to the same period in 2007 when we received the return of fuel hedging collateral of $48 million from our counterparties. The increase in fuel costs and fuel hedge collateral was partially offset by an increase in revenue of $418 million due to a 3.1% increase in mainline and Express PRASM and our new revenue initiatives that went into effect in 2008.

Net cash used in investing activities was $915 million in 2008 as compared to net cash provided by investing activities of $269 million in 2007. Principal investing activities in 2008 included expenditures for property and equipment totaling $929 million, including the purchase of 14 Embraer 190 aircraft and five Airbus A321 aircraft, a $139 million increase in equipment purchase deposits for certain aircraft on order and a $74 million increase in restricted cash, offset in part by net sales of investments in marketable securities of $206 million. The change in the restricted cash balance for the 2008 period was due to changes in the amount of holdback held by certain credit card processors for advance ticket sales for which we had not yet provided air transportation. Principal investing activities in 2007 included net sales of investments in marketable securities of $612 million, a decrease in restricted cash of $200 million and $56 million in proceeds from the sale of investments in ARINC and Sabre, offset in part by expenditures for property and equipment totaling $523 million, including the purchase of nine Embraer 190 aircraft, and an increase in equipment purchase deposits of $80 million. The net sales of investments in marketable securities in the 2007 period were primarily certain auction rate securities sold at par value in the third quarter of 2007. The change in the restricted cash balances for the 2007 period was due to changes in the amounts of holdback held by certain credit card processors.

Net cash provided by financing activities was $981 million and $112 million in 2008 and 2007, respectively. Principal financing activities in 2008 included proceeds from the issuance of debt of $1.59 billion, of which $800 million was from the series of financing transactions completed in October 2008. See further discussion of these transactions under “Commitments.” Proceeds also included $521 million to finance the acquisition of 14 Embraer 190 aircraft and five Airbus A321 aircraft and $145 million in proceeds from the refinancing of certain aircraft equipment notes. Debt repayments were $734 million, including a $400 million paydown at par of our Citicorp credit facility, a $100 million prepayment of certain indebtedness incurred as part of our financing transactions completed in October 2008 and $97 million related to the $145 million aircraft equipment note refinancing discussed above. Proceeds from the issuance of common stock, net were $179 million as we completed an underwritten public stock offering of 21.85 million common shares issued at an offering price of $8.50 per share during the third quarter of 2008. Principal financing activities in 2007 included proceeds from the issuance of debt of $1.8 billion, including $1.6 billion generated from the Citicorp credit facility and proceeds from property and equipment financings. Debt repayments were $1.68 billion and, using the proceeds from the Citicorp credit facility, included the repayment in full of the balances outstanding on the $1.25 billion GE loan, the Barclays Bank Delaware prepaid miles loan of $325 million and a GECC credit facility of $19 million.

2007 Compared to 2006

Net cash provided by operating activities was $451 million and $643 million in 2007 and 2006, respectively, a decrease of $192 million. The period over period decrease was due principally to higher expenses in 2007 compared to 2006 related to an increase in salaries and benefits of $212 million, aircraft maintenance of $53 million and mainline and Express fuel costs, net of realized fuel hedging gains and losses, of $46 million, offset by an increase in revenue of $143 million.

Net cash provided by investing activities in 2007 was $269 million as compared to net cash used in investing activities of $903 million in 2006. Principal investing activities in 2007 included net sales of investments in marketable securities of $612 million, a decrease in restricted cash of $200 million and $56 million in proceeds from the sale of investments in ARINC and Sabre, offset in part by expenditures for property and equipment totaling $523 million, including the purchase of nine Embraer 190 aircraft, and an increase in equipment purchase deposits of $80 million. The net sales of investments in marketable securities in the 2007 period were primarily certain auction rate securities sold at par value in the third quarter of 2007. Principal investing activities in 2006 included net purchases of investments in marketable securities of $798 million, expenditures for property and equipment totaling $232 million, including the purchase of three Boeing 757-200 and two Embraer 190 aircraft, and a decrease in restricted cash of $128 million. Changes in the restricted cash balances for the 2007 and 2006 periods are due to changes in the amounts of holdback held by certain credit card processors.

Net cash provided by financing activities was $112 million and $251 million in 2007 and 2006, respectively. Principal financing activities in 2007 included proceeds from the issuance of debt of $1.8 billion, including $1.6 billion generated from the Citicorp credit facility and proceeds from property and equipment financings. Debt repayments were $1.68 billion and, using the proceeds from the Citicorp credit facility, included the repayment in full of the balances outstanding on the $1.25 billion GE loan, the Barclays Bank Delaware prepaid miles loan of $325 million and a GECC credit facility of $19 million. Principal financing activities in 2006 included proceeds from the issuance of debt of $1.42 billion, which included borrowings of $1.25 billion under the GE loan, a $64 million draw on an Airbus loan and $92 million of equipment notes issued to finance the acquisition of property and equipment. Debt repayments totaled $1.19 billion and, using the proceeds from the GE loan, included the repayment in full of the balances outstanding on the ATSB loans of $801 million, Airbus loans of $161 million and two GECC term loans of $110 million. We also made a $17 million payment in 2006 related to the partial conversion of the 7% Senior Convertible Notes.

US Airways

2008 Compared to 2007

Net cash used in operating activities was $1.03 billion in 2008 as compared to net cash provided by operating activities of $433 million in 2007. The period over period decrease of $1.46 billion is due principally to US Airways’ net loss for 2008, which was driven by record high fuel prices. US Airways’ mainline and Express fuel expense, net of realized gains on fuel hedging transactions, was $1.28 billion higher in 2008 than in 2007 on slightly lower capacity. Additionally, the substantial decrease in the price of fuel in the latter part of 2008, while a significant positive development, had the near term liquidity impact of reducing US Airways’ operating cash flow by $461 million as US Airways was required to post collateral in the form of cash deposits and letters of credit it issued in connection with no premium collars entered into as part of its fuel hedging program. This compares to the same period in 2007 when US Airways received the return of fuel hedging collateral of $48 million from its counterparties. The increase in fuel costs and fuel hedge collateral was partially offset by an increase in revenue of $431 million due to a 3.1% increase in mainline and Express PRASM and US Airways’ new revenue initiatives that went into effect in 2008.

Net cash used in investing activities was $889 million in 2008 as compared to net cash provided by investing activities of $306 million in 2007. Principal investing activities in 2008 included expenditures for property and equipment totaling $902 million, including the purchase of 14 Embraer 190 aircraft and five Airbus A321 aircraft, a $139 million increase in equipment purchase deposits for certain aircraft on order and a $74 million increase in restricted cash, offset in part by net sales of investments in marketable securities of $206 million. The change in the restricted cash balance for the 2008 period was due to changes in the amount of holdback held by certain credit card processors for advance ticket sales for which US Airways had not yet provided air transportation. Principal investing activities in 2007 included net sales of investments in marketable securities of $612 million, a decrease in restricted cash of $200 million and $56 million in proceeds from the sale of investments in ARINC and Sabre, offset in part by expenditures for property and equipment totaling $486 million, including the purchase of nine Embraer 190 aircraft, and an increase in equipment purchase deposits of $80 million. The net sales of investments in marketable securities in the 2007 period were primarily certain auction rate securities sold at par value in the third quarter of 2007. The change in the restricted cash balances for the 2007 period was due to changes in the amounts of holdback held by certain credit card processors.

Net cash provided by financing activities was $1 billion and $90 million in 2008 and 2007, respectively. Principal financing activities in 2008 included proceeds from the issuance of debt of $1.39 billion, of which $600 million was from the series of financing transactions completed in October 2008. See further discussion of these transactions under “Commitments.” Proceeds also included $521 million to finance the acquisition of 14 Embraer 190 aircraft and five Airbus A321 aircraft and $145 million in proceeds from the refinancing of certain aircraft equipment notes. Debt repayments were $318 million, including a $100 million prepayment of certain indebtedness incurred as part of US Airways’ financing transactions completed in October 2008 and $97 million related to the $145 million aircraft equipment note refinancing discussed above. Principal financing activities in 2007 included proceeds from the issuance of debt of $198 million to finance the acquisition of property and equipment and total debt repayments of $105 million.

2007 Compared to 2006

Net cash provided by operating activities was $433 million and $652 million in 2007 and 2006, respectively, a decrease of $219 million. The period over period decrease was due principally to higher expenses in 2007 compared to 2006 related to an increase in salaries and benefits of $212 million, aircraft maintenance of $53 million and mainline and Express fuel costs, net of realized fuel hedging gains and losses, of $46 million, offset by an increase in revenue of $121 million.

Net cash provided by investing activities in 2007 was $306 million as compared to net cash used in investing activities of $893 million in 2006. Principal investing activities in 2007 included net sales of investments in marketable securities of $612 million, a decrease in restricted cash of $200 million and $56 million in proceeds from the sale of investments in ARINC and Sabre, offset in part by expenditures for property and equipment totaling $486 million, including the purchase of nine Embraer 190 aircraft, and an increase in equipment purchase deposits of $80 million. The net sales of investments in marketable securities in the 2007 period were primarily certain auction rate securities sold at par value in the third quarter of 2007. Principal investing activities in 2006 included net purchases of investments in marketable securities of $798 million, expenditures for property and equipment totaling $222 million, including the purchase of three Boeing 757-200 and two Embraer 190 aircraft, and a decrease in restricted cash of $128 million. Changes in the restricted cash balances for the 2007 and 2006 periods are due to changes in the amounts of holdback held by certain credit card processors.

Net cash provided by financing activities was $90 million and $236 million in 2007 and 2006, respectively. Principal financing activities in 2007 included proceeds from the issuance of debt of $198 million to finance the acquisition of property and equipment and total debt repayments of $105 million. Principal financing activities in 2006 included a net increase in payables to related parties of $247 million, the issuance of $92 million of equipment notes to finance the acquisition of property and equipment and total debt repayments of $100 million.

Commitments

As of December 31, 2008, we had $4.15 billion of long-term debt and capital leases (including current maturities and before discount on debt).

Citicorp Credit Facility

On March 23, 2007, US Airways Group entered into a term loan credit facility with Citicorp North America, Inc., as administrative agent, and a syndicate of lenders pursuant to which US Airways Group borrowed an aggregate principal amount of $1.6 billion. US Airways, AWA and certain other subsidiaries of US Airways Group are guarantors of the Citicorp credit facility.

The Citicorp credit facility bears interest at an index rate plus an applicable index margin or, at our option, LIBOR plus an applicable LIBOR margin for interest periods of one, two, three or six months. The applicable index margin, subject to adjustment, is 1.00%, 1.25% or 1.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or between $1 billion and $1.6 billion, respectively. The applicable LIBOR margin, subject to adjustment, is 2.00%, 2.25% or 2.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or between $1 billion and $1.6 billion, respectively. In addition, interest on the Citicorp credit facility may be adjusted based on the credit rating for the Citicorp credit facility as follows: (i) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least one subgrade better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be the lower of 2.25% and the rate otherwise applicable based upon the adjusted Citicorp credit facility balance and (B) the applicable index margin will be the lower of 1.25% and the rate otherwise applicable based upon the Citicorp credit facility principal balance, and (ii) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least two subgrades better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be 2.00% and (B) the applicable index margin will be 1.00%. As of December 31, 2008, the interest rate on the Citicorp credit facility was 2.97% based on a 2.50% LIBOR margin.

The Citicorp credit facility matures on March 23, 2014, and is repayable in seven annual installments with each of the first six installments to be paid on each anniversary of the closing date in an amount equal to 1% of the initial aggregate principal amount of the loan and the final installment to be paid on the maturity date in the amount of the full remaining balance of the loan.

In addition, the Citicorp credit facility requires certain mandatory prepayments upon the occurrence of certain events, establishes certain financial covenants, including minimum cash requirements and maintenance of certain minimum ratios, contains customary affirmative covenants and negative covenants and contains customary events of default. Prior to the amendment discussed below, the Citicorp credit facility required us to maintain consolidated unrestricted cash and cash equivalents of not less than $1.25 billion, with not less than $750 million (subject to partial reductions upon certain reductions in the outstanding principal amount of the loan) of that amount held in accounts subject to control agreements, which would become restricted for use by us if certain adverse events occur per the terms of the agreement.

On October 20, 2008, US Airways Group entered into an amendment to the Citicorp credit facility. Pursuant to the amendment, we repaid $400 million of indebtedness under the credit facility, reducing the principal amount outstanding under the credit facility to approximately $1.18 billion as of December 31, 2008. The Citicorp credit facility amendment also provides for a reduction in the amount of unrestricted cash required to be held by us from $1.25 billion to $850 million, and we may, prior to September 30, 2009, further reduce that minimum requirement to a minimum of $750 million on a dollar-for-dollar basis for any additional repayments of up to $100 million of indebtedness under the credit facility. The Citicorp credit facility amendment also provides that we may sell, finance or otherwise pledge assets that were pledged as collateral under the credit facility, so long as we prepay the indebtedness under the credit facility in an amount equal to 75% of the appraised value of the collateral sold or financed or assigned or 75% of the collateral value of eligible accounts (determined in accordance with the credit facility) sold or financed in such transaction. In addition, the Citicorp credit facility amendment provides that we may issue debt in the future with a silent second lien on the assets pledged as collateral under the Citicorp credit facility. As of December 31, 2008, we were in compliance with all debt covenants under the amended credit facility.

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

October 2008 Financing Transactions

On October 20, 2008, we completed a series of financial transactions which raised approximately $810 million in gross proceeds. Below is a discussion of the significant transactions comprising this amount.

Effective as of October 20, 2008, US Airways Group entered into an amendment to its co-branded credit card agreement with Barclays Bank Delaware. The amendment provides for, among other things, the pre-purchase of frequent flyer miles in an amount totaling $200 million, which amount was paid by Barclays in October 2008. The amendment also provides that so long as any pre-purchased miles are outstanding, we will pay interest to Barclays on the outstanding dollar amount of the pre-purchased miles at the rate of LIBOR plus a margin.

The amendment to the co-branded credit card agreement provides that Barclays will compensate us for fees earned using pre-purchased miles. In addition, the amendment provides that for each month that certain conditions are met, Barclays will pre-purchase additional miles on a monthly basis in an amount equal to the difference between $200 million and the amount of unused miles then outstanding. The conditions include a requirement that we maintain an unrestricted cash balance, subject to certain circumstances, of at least $1.5 billion each month, which was reduced to $1.4 billion for January 2009 and $1.45 billion for February 2009, with the unrestricted cash balance in all cases including certain fuel hedge collateral. The reductions addressed the impact on our unrestricted cash of our obligations to post significant amounts of collateral with our fuel hedging counterparties due to recent rapid declines in fuel prices.

Prior to the second anniversary of the date of the amendment, the $200 million cap on Barclays’ pre-purchase obligation may be reduced if certain conditions are not met. Commencing on that second anniversary, the $200 million cap will be reduced over a period of approximately two years until such time as no pre-purchased miles remain; however, the time of reduction of the cap may be accelerated if certain conditions are not met. We may repurchase any or all of the pre-purchased miles at any time, from time to time, without penalty.

Pursuant to the amendment to the co-branded credit card agreement, the expiration date of the agreement was extended to 2017.

On October 20, 2008, US Airways and Airbus entered into amendments to the A320 Family Aircraft Purchase Agreement, the A330 Aircraft Purchase Agreement, and the A350 XWB Purchase Agreement. In exchange for US Airways’ agreement to enter into these amendments, Airbus advanced US Airways $200 million in consideration of aircraft deliveries under the various related purchase agreements. Under the terms of each of the amendments, US Airways has agreed to maintain a level of unrestricted cash in the same amount required by the Citicorp credit facility.

On October 20, 2008, US Airways entered into a $270 million spare parts loan agreement and a $85 million engines loan agreement. The proceeds of the term loans made under these loan agreements were used to repay a portion of the outstanding indebtedness pursuant to the Citicorp credit facility amendment previously discussed.

US Airways’ obligations under the spare parts loan agreement are secured by a first priority security interest in substantially all of US Airways’ rotable, repairable and expendable aircraft spare parts. The obligations under the engines loan agreement are secured by a first priority security interest in 36 of US Airways’ aircraft engines. US Airways has also agreed that other obligations owed by it or its affiliates to the administrative agent for the loan agreements or its affiliates (including the loans under these loan agreements held by such administrative agent or its affiliates) will be secured on a second priority basis by the collateral for both loan agreements and certain other engines and aircraft.

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

The spare parts loan agreement matures on the sixth anniversary of the closing date, and is subject to quarterly amortization in amounts ranging from $8 million to $15 million. The spare parts loan agreement may not be voluntarily prepaid during the first three years of the term; however, the loan agreement provided that in certain circumstances US Airways could prepay $100 million of the loans under the agreement. The engines loan agreement, which may not be voluntarily prepaid prior to the third anniversary of the closing date, matures on the sixth anniversary of the closing date, and is subject to amortization in 24 equal quarterly installments.

On December 5, 2008, US Airways prepaid $100 million of principal outstanding under the spare parts loan agreement. In connection with this prepayment and pursuant to an amendment to the spare parts loan agreement, subject to certain conditions, US Airways obtained the right to incur up to $100 million in new loans. The right to incur new loans expires on April 1, 2009.

On January 16, 2009, US Airways exercised its right to obtain new loan commitments and incur additional loans under the spare parts loan agreement. In connection with the exercise of that right, Airbus Financial Services funded $50 million in satisfaction of a previous commitment. This loan will mature on October 20, 2014, will bear interest at a rate of LIBOR plus a margin and will be secured by the collateral securing loans under the spare parts loan agreement. In addition, in connection with the incurrence of this loan, US Airways and Airbus entered into amendments to the A320 Family Aircraft Purchase Agreement, the A330 Aircraft Purchase Agreement and the A350 XWB Purchase Agreement. Pursuant to these amendments, the existing cross-default provisions of the applicable aircraft purchase agreements were amended and restated to, among other things, specify the circumstances under which a default under the loan would constitute a default under the applicable aircraft purchase agreement.

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

On February 29, 2008, US Airways entered into a credit facility agreement for $88 million to finance certain pre-delivery payments required by US Airways’ purchase agreements with Airbus. As of December 31, 2008, the outstanding balance of this credit facility agreement is $73 million. The remaining amounts under this facility will be drawn as pre-delivery payments come due. The loan bears interest at a rate of LIBOR plus an applicable margin and is repaid as the related aircraft are delivered with a final maturity date of the loan in November 2010.

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

Aircraft and Engine Purchase Commitments

During 2008, we took delivery of 14 Embraer 190 aircraft under our Amended and Restated Purchase Agreement with Embraer, which we financed through an existing facility agreement. As of December 31, 2008, we have no remaining firm orders with Embraer. Under the terms of the Amended and Restated Purchase Agreement, we have 32 additional Embraer 190 aircraft on order, which are conditional and subject to our notification to Embraer. In 2008, we amended the Amended and Restated Purchase Agreement to revise the delivery schedule for these 32 additional Embraer 190 aircraft.

In 2007, US Airways and Airbus executed definitive purchase agreements for the acquisition of 97 aircraft, including 60 single-aisle A320 family aircraft and 37 widebody aircraft (comprised of 22 A350 XWB aircraft and 15 A330-200 aircraft). These were in addition to orders for 37 single-aisle A320 family aircraft from a previous Airbus purchase agreement. In 2008, US Airways and Airbus entered into Amendment No. 1 to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement. The amendment provides for the conversion of 13 A319 aircraft to A320 aircraft, one A319 aircraft to an A321 aircraft and 11 A320 aircraft to A321 aircraft for deliveries during 2009 and 2010.

Deliveries of the A320 family aircraft commenced during 2008 with the delivery of five A321 aircraft, which were financed through an existing facility agreement. Deliveries of the A320 family aircraft will continue in 2009 through 2012. Deliveries of the A330-200 aircraft will begin in 2009. In 2008, US Airways amended the terms of the A350 XWB Purchase Agreement for deliveries of the 22 firm order A350 XWB aircraft to begin in 2015 rather than 2014 and extending through 2018.

In 2007, US Airways agreed to terms with an aircraft lessor to lease two used A330-200 aircraft. In 2008, US Airways terminated the two leases and did not take delivery of the two used A330-200 aircraft. Related to this termination, US Airways recorded a $2 million lease cancellation charge.

In 2008, US Airways executed purchase agreements for the purchase of eight new IAE V2500-A5 spare engines scheduled for delivery through 2014 for use on the Airbus A320 family fleet, three new Trent 700 spare engines scheduled for delivery through 2011 for use on the Airbus A330-200 fleet and three new Trent XWB spare engines scheduled for delivery in 2015 through 2017 for use on the Airbus A350 XWB aircraft.

Under all of our aircraft and engine purchase agreements, our total future commitments as of December 31, 2008 are expected to be approximately $6.83 billion through 2018, which includes predelivery deposits and payments. We expect to fund these payments through future financings.

Covenants and Credit Rating

In addition to the minimum cash balance requirements, our long-term debt agreements contain various negative covenants that restrict or limit our actions, including our ability to pay dividends or make other restricted payments. Certain long-term debt agreements also contain cross-default provisions, which may be triggered by defaults by us under other agreements relating to indebtedness. See “Risk Factors — Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions” in Item 1A. “Risk Factors.” As of December 31, 2008, we and our subsidiaries were in compliance with the covenants in our long-term debt agreements.

Our credit ratings, like those of most airlines, are relatively low. The following table details our credit ratings as of December 31, 2008:

	S&P	Fitch	Moody’s
	Local Issuer	Issuer Default	Corporate
	credit rating	credit rating	Family rating

US Airways Group	B-	CCC	Caa1
US Airways	B-	*	*

(*)	The credit agencies do not rate these categories for US Airways.

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

We have no off-balance sheet arrangements of the types described in the first three categories above that we believe may have a material current or future effect on financial condition, liquidity or results of operations. Certain guarantees that we do not expect to have a material current or future effect on financial condition, liquidity or results of operations are disclosed in Note 9(f) to the consolidated financial statements of US Airways Group included in Item 8A of this report and Note 8(f) to the consolidated financial statements of US Airways included in Item 8B of this report.

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

Each trust covered a set amount of aircraft scheduled to be delivered within a specific period of time. At the time of each covered aircraft financing, the relevant trust used the funds in escrow to purchase equipment notes relating to the financed aircraft. The equipment notes were issued, at US Airways’ election in connection with a mortgage financing of the aircraft or by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leased the aircraft to US Airways. In both cases, the equipment notes are secured by a security interest in the aircraft. The pass through trust certificates are not direct obligations of, nor are they guaranteed by, US Airways Group or US Airways. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of US Airways. As of December 31, 2008, $540 million associated with these mortgage financings is reflected as debt in the accompanying consolidated balance sheet.

With respect to leveraged leases, US Airways evaluated whether the leases had characteristics of a variable interest entity as defined by FASB Interpretation (“FIN”) No. 46(R), “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51.” US Airways concluded the leasing entities met the criteria for variable interest entities. US Airways then evaluated whether or not it was the primary beneficiary by evaluating whether or not it was exposed to the majority of the risks (expected losses) or whether it receives the majority of the economic benefits (expected residual returns) from the trusts’ activities. US Airways does not provide residual value guarantees to the bondholders or equity participants in the trusts. Each lease does have a fixed price purchase option that allows US Airways to purchase the aircraft near the end of the lease term. However, the option price approximates an estimate of the aircraft’s fair value at the option date. Under this feature, US Airways does not participate in any increases in the value of the aircraft. US Airways concluded it was not the primary beneficiary under these arrangements. Therefore, US Airways accounts for its EETC leveraged lease financings as operating leases under the criteria of SFAS No. 13, “Accounting for Leases.” US Airways’ total obligations under these leveraged lease financings are $3.57 billion as of December 31, 2008.

Special Facility Revenue Bonds

US Airways guarantees the payment of principal and interest on certain special facility revenue bonds issued by municipalities to build or improve certain airport and maintenance facilities which are leased to US Airways. Under such leases, US Airways is required to make rental payments through 2023, sufficient to pay maturing principal and interest payments on the related bonds. As of December 31, 2008, the principal amount outstanding on these bonds was $90 million. Remaining lease payments guaranteeing the principal and interest on these bonds are $145 million.

US Airways has long-term operating leases at a number of airports, including leases where US Airways is also the guarantor of the underlying debt. Such leases are typically with municipalities or other governmental entities. The arrangements are not required to be consolidated based on the provisions of FIN No. 46(R).

Jet Service Agreements

Certain entities with which US Airways has capacity purchase agreements are considered variable interest entities under FIN No. 46(R). In connection with its restructuring and emergence from bankruptcy, US Airways contracted with Air Wisconsin and Republic Airways to purchase a significant portion of these companies’ regional jet capacity for a period of ten years. US Airways has determined that it is not the primary beneficiary of these variable interest entities, based on cash flow analyses. Additionally, US Airways has analyzed the arrangements with other carriers with which US Airways has long-term capacity purchase agreements and has concluded that it is not required to consolidate any of the entities.

Contractual Obligations

The following table provides details of our future cash contractual obligations as of December 31, 2008 (in millions):

	Payments Due by Period
	2009	2010	2011	2012	2013	Thereafter	Total

US Airways Group(1)
Debt(2)	$16	$33	$116	$99	$16	$1,178	$1,458
Interest obligations(3)	50	50	46	41	38	50	275
US Airways(4)
Debt and capital lease obligations(5)(6)	356	221	257	246	192	1,423	2,695
Interest obligations(3)(6)	146	148	157	129	87	415	1,082
Aircraft purchase and operating lease commitments(7)	2,408	2,312	2,138	1,537	664	5,315	14,374
Regional capacity purchase agreements(8)	1,008	1,013	1,031	902	731	2,712	7,397
Other US Airways Group subsidiaries(9)	10	2	1	1	1	—	15

Total	$3,994	$3,779	$3,746	$2,955	$1,729	$11,093	$27,296

(1)	These commitments represent those specifically entered into by US Airways Group or joint commitments entered into by US Airways Group and US Airways under which each entity is jointly and severally liable.

(2)	Excludes $44 million of unamortized debt discount as of December 31, 2008.

(3)	For variable-rate debt, future interest obligations are shown above using interest rates in effect as of December 31, 2008.

(4)	Commitments listed separately under US Airways and its wholly owned subsidiaries represent commitments under agreements entered into separately by those companies.

(5)	Excludes $113 million of unamortized debt discount as of December 31, 2008.

(6)	Includes $540 million of future principal payments and $260 million of future interest payments as of December 31, 2008, respectively, related to pass through trust certificates or EETCs associated with mortgage financings for the purchase of certain aircraft as described above under “Off-Balance Sheet Arrangements” and in Note 9(c) to US Airways Group’s and Note 8(c) to US Airways’ consolidated financial statements in Item 8A and 8B of this report, respectively.

(7)	Includes $3.57 billion of future minimum lease payments related to EETC leveraged leased financings of certain aircraft as of December 31, 2008, as described above under “Off-Balance Sheet Arrangements” and in Note 9(c) to US Airways Group’s and Note 8(c) to US Airways’ consolidated financial statements in Item 8A and 8B of this report, respectively.

(8)	Represents minimum payments under capacity purchase agreements with third-party Express carriers.

(9)	Represents operating lease commitments entered into by US Airways Group’s other airline subsidiaries Piedmont and PSA.

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

Passenger Revenue

Passenger revenue is recognized when transportation is provided. Ticket sales for transportation that has not yet been provided are initially deferred and recorded as air traffic liability on the balance sheet. The air traffic liability represents tickets sold for future travel dates and estimated future refunds and exchanges of tickets sold for past travel dates. The balance in the air traffic liability fluctuates throughout the year based on seasonal travel patterns and fare sale activity. Our air traffic liability was $698 million and $832 million as of December 31, 2008 and 2007, respectively.

The majority of our tickets sold are nonrefundable. A small percentage of tickets, some of which are partially used tickets, expire unused. Due to complex pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized in revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. These estimates are generally based on the analysis of our historical data. We routinely evaluate estimated future refunds and exchanges included in the air traffic liability based on subsequent activity to validate the accuracy of our estimates. Holding other factors constant, a 10% change in our estimate of the amount refunded, exchanged or forfeited for 2008 would result in a $38 million change in our passenger revenue, which represents less than 1% of our passenger revenue.

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

In accordance with SFAS No. 142, we concluded that events had occurred and circumstances had changed during the second quarter of 2008 which required us to perform an interim period goodwill impairment test. Subsequent to the first quarter of 2008, we experienced a significant decline in market capitalization due to overall airline industry conditions driven by record high fuel prices. The price of fuel became less volatile in the second quarter of 2008, and there was a sustained surge in fuel prices. On May 21, 2008, the price per barrel of oil hit a then record high of $133 per barrel and from that date through June 30, 2008 stayed at an average daily price of $133 per barrel. Our average mainline fuel price during the second quarter of 2008 was $3.63 as compared to $2.88 per gallon in the first quarter of 2008 and $2.20 for the full year 2007. This increase in the price per gallon of fuel represented an increase of 26% and 65% as compared to the first quarter of 2008 and full year 2007, respectively. Our average stock price in the second quarter of 2008 was $6.13 as compared to an average of $12.15 in the first quarter of 2008, a decline of 50%. In addition, we announced in June 2008 that in response to the record high fuel prices, we planned to reduce fourth quarter 2008 and full year 2009 domestic mainline capacity.

During the second quarter of 2008, we performed the first step of the two-step impairment test and compared the fair value of the mainline reporting unit to its carrying value. Consistent with our approach in our annual impairment testing, in assessing the fair value of the reporting unit, we considered both the market approach and income approach. Under the market approach, the fair value of the reporting unit is based on quoted market prices and the number of shares outstanding for our common stock. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions, including estimates of future capacity, passenger yield, traffic, fuel, other operating costs and discount rates. Due to current market conditions, greater weighting was attributed to the market approach, which was weighted 67% while the income approach was weighted 33% in arriving at the fair value of the reporting unit. We determined that the fair value of the mainline reporting unit was less than the carrying value of the net assets of the reporting unit, and thus we performed step two of the impairment test.

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

The following table reflects the change in the carrying amount of goodwill from December 31, 2007 (in millions):

Goodwill

Balance at December 31, 2007	$622
Impairment charge	(622)

Balance at December 31, 2008	$—

Impairment of Intangible and Other Assets

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

In connection with completing step two of our goodwill impairment analysis in the second quarter of 2008, we assessed the fair values of our significant intangible assets. Our other intangible assets of $558 million as of June 30, 2008 consisted principally of airport take-off and landing slots and airport gate leasehold rights of $473 million which are subject to amortization and $85 million of international route authorities and trademarks which are classified as indefinite lived assets under SFAS No. 142. We considered the potential impairment of these other intangible assets in accordance with SFAS No. 142 and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as applicable. The fair values of airport take-off and landing slots and international route authorities were assessed using the market approach. The market approach took into consideration relevant supply and demand factors at the related airport locations as well as available market sale and lease data. For trademarks, we utilized a form of the income approach known as the relief-from-royalty method. As a result of these assessments, no impairment was indicated. In addition, we performed the annual impairment test on our international route authorities and trademarks during the fourth quarter of 2008, at which time we concluded that no impairment exists. We will perform our next annual impairment test on October 1, 2009.

In connection with completing step two of our goodwill impairment analysis in the second quarter of 2008, we also assessed the current fair values of our other significant assets including owned aircraft, aircraft leases, and aircraft spare parts. We concluded that the only additional impairment indicated was associated with the decline in fair value of certain spare parts associated with our Boeing 737 fleet. Due to record high fuel prices and the industry environment in 2008, demand for the Boeing 737 aircraft type declined given its lower fuel efficiency as compared to other aircraft types. The fair value of these spare parts was determined using a market approach on the premise of continued use of the aircraft through our final scheduled lease return.

In accordance with SFAS No. 144, we determined that the carrying amount of the Boeing 737 spare parts classified as long-lived assets was not recoverable as the carrying amount of the Boeing 737 assets was greater than the sum of the undiscounted cash flows expected from the use and disposition of these assets. As a result of this impairment analysis, we recorded a $13 million impairment charge in the second quarter of 2008 related to Boeing 737 rotable parts included in flight equipment on our consolidated balance sheet. We also recorded a $5 million write down in the second quarter of 2008 related to our Boeing 737 spare parts inventory included in materials and supplies, net on our consolidated balance sheet to reflect lower of cost or market.

Investments in Marketable Securities

We account for investments in marketable securities in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Management determines the appropriate classification of securities at the time of purchase and re-evaluates such designation as of each balance sheet date. As of December 31, 2008, all current investments in marketable securities were classified as held to maturity and all noncurrent investments in marketable securities, consisting entirely of auction rate securities, are classified as available for sale.

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

We review declines in the fair value of our investments in marketable securities in accordance with Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) SFAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” to determine the classification of the impairment as temporary or other than temporary. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of stockholders’ equity. Unrealized losses are recognized in our consolidated statement of operations when a decline in fair value is determined to be other than temporary. We review our investments on an ongoing basis for indications of possible impairment, and if impairment is identified, we determine whether the impairment is temporary or other than temporary. Determination of whether the impairment is temporary or other than temporary requires significant judgment. The primary factors that we consider in classifying the impairment include the extent and period of time the fair value of each investment has declined below its cost basis, the expected holding or recovery period for each investment, and our intent and ability to hold each investment until recovery.

Refer to the “Liquidity and Capital Resources” section for further discussion of our investments in marketable securities.

Frequent Traveler Program

The Dividend Miles frequent traveler program awards miles to passengers who fly on US Airways and Star Alliance carriers and certain other airlines that participate in the program. We use the incremental cost method to account for the portion of our frequent flyer liability incurred when Dividend Miles members earn mileage credits. We have an obligation to provide this future travel and have therefore recognized an expense and recorded a liability for mileage awards. Outstanding miles may be redeemed for travel on any airline that participates in the program, in which case we pay a designated amount to the transporting carrier.

Members may not reach the threshold necessary for a travel award and outstanding miles may not be redeemed. Therefore, in calculating the liability we estimate how many miles will never be used for an award and exclude those miles from the estimate of the liability. Estimates are also made for the number of miles that will be used per award and the number of awards that will be redeemed on partner airlines. These estimates are based on past customer behavior. Estimated future travel awards for travel on US Airways are valued at the combined estimated average incremental cost of carrying one additional passenger. Incremental costs include unit costs for fuel, credit card fees, insurance, denied boarding compensation and food and beverages. No profit or overhead margin is included in the accrual for incremental costs. For travel awards on partner airlines, the liability is based upon the gross payment to be paid to the other airline for redemption on the other airline. A change to these cost estimates, actual redemption activity or award redemption level could have a material impact on the liability in the year of change as well as future years. Incremental changes in the liability resulting from participants earning or redeeming mileage credits or changes in assumptions used for the related calculations are recorded in the statement of operations as part of the regular review process. At December 31, 2008, we have assumed 10% of our future travel awards accrued will be redeemed on partner airlines. A 1% increase or decrease in the percentage of awards redeemed on partner airlines would have a $5 million impact on the liability as of December 31, 2008.

As of December 31, 2008, Dividend Miles members had accumulated mileage credits for approximately 2.6 million awards. The liability for the future travel awards accrued on our balance sheet within other accrued expenses was $151 million as of December 31, 2008. The number of awards redeemed for travel during the year ended December 31, 2008 was approximately 0.9 million, representing approximately 4% of US Airways’ RPMs during that period. The use of certain inventory management techniques minimizes the displacement of revenue passengers by passengers traveling on award tickets.

US Airways also sells frequent flyer program mileage credits to participating airline partners and non-airline business partners. Revenue earned from selling these mileage credits to other companies is recognized in two components. A portion of the revenue from these sales is deferred, representing the estimated fair value of the transportation component of the sold mileage credits. The deferred revenue for the transportation component is amortized on a straight-line basis over the period in which the credits are expected to be redeemed for travel as passenger revenue, which is currently estimated to be 28 months. The marketing component, which is earned at the time the miles are sold, is recognized in other revenues at the time of the sale. As of December 31, 2008, we had $240 million in deferred revenue from the sale of mileage credits included in other accrued expenses on our balance sheet. A change to either the period over which the credits are used or the estimated fair value of credits sold could have a significant impact on revenue in the year of change as well as future years.

Deferred Tax Asset Valuation Allowance

At December 31, 2008, US Airways Group has a full valuation allowance against its net deferred tax assets. In assessing the realizability of the deferred tax assets, we considered whether it was more likely than not that some portion or all of the deferred tax assets will be realized, in accordance with SFAS No. 109, “Accounting for Income Taxes.” We generated NOL in 2008, which was reserved by this full valuation allowance.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In December 2007, the FASB agreed to a one year deferral of SFAS No. 157’s fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. As such, we did not apply the fair value measurement requirements of SFAS No. 157 for nonfinancial assets and liabilities when performing our goodwill and other assets impairment test as discussed above in “Critical Accounting Policies.” We adopted SFAS No. 157 on January 1, 2008, which had no effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 and adjusts certain guidance related to recording nearly all transactions where one company gains control of another. The statement revises the measurement principle to require fair value measurements on the acquisition date for recording acquired assets and liabilities. It also changes the requirements for recording acquisition-related costs and liabilities. Additionally, the statement revises the treatment of valuation allowance adjustments related to income tax benefits in existence prior to a business combination. The current standard, SFAS No. 141, requires that adjustments to these valuation allowances be recorded as adjustments to goodwill or intangible assets if no goodwill exists, while the new standard will require companies to adjust current income tax expense. Effective January 1, 2009, we adopted the provisions of SFAS No. 141R and all future decreases in the valuation allowance established in purchase accounting as a result of the merger will be recognized as a reduction to income tax expense.

On January 1, 2008, we adopted the measurement date provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” The measurement date provisions require plan assets and obligations to be measured as of the employer’s balance sheet date. We previously measured our other postretirement benefit obligations as of September 30 each year. As a result of the adoption of the measurement date provisions, we recorded a $2 million increase to our postretirement benefit liability and a $2 million increase to accumulated deficit, representing the net periodic benefit cost for the period between the measurement date utilized in 2007 and the beginning of 2008. The adoption of the measurement provisions of SFAS No. 158 had no effect on our consolidated statements of operations.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option. FSP APB 14-1 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. The liability component of the debt instrument is accreted to par using the effective yield method; accretion is reported as a component of interest expense. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment. FSP APB 14-1 must be applied retrospectively to previously issued cash-settleable convertible instruments as well as prospectively to newly issued instruments. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP APB 14-1 will result in increased non-cash interest expense in future periods related to our 7% senior convertible notes issued in 2005. Upon retrospective application in 2009, the adoption will also result in increases to 2005 through 2008 non-cash interest expense as well as non-cash losses on debt extinguishment related to the partial conversion of certain notes to common stock in 2006. We do not believe the adoption of FSP APB 14-1 will materially impact our consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in SFAS No. 154, “Accounting Changes and Error Corrections.” FSP FAS 157-3 is effective as of October 10, 2008, and the application of FSP FAS 157-3 had no impact on our consolidated financial statements.

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

Because our operations are dependent upon aviation fuel, significant increases in aviation fuel costs materially and adversely affect our liquidity, results of operations and financial condition. Our 2009 forecasted mainline and Express fuel consumption is approximately 1.44 billion gallons, and a one cent per gallon increase in aviation fuel price results in a $14 million annual increase in expense, excluding the impact of hedge transactions.

As of December 31, 2008, we have entered into no premium collars, which establish an upper and lower limit on heating oil futures prices, to protect us from fuel price risks. These transactions are in place with respect to approximately 14% of our projected mainline and Express 2009 fuel requirements at a weighted average collar range of $3.41 to $3.61 per gallon of heating oil or $131.15 to $139.55 per barrel of estimated crude oil equivalent.

The use of such hedging transactions in our fuel hedging program could result in us not fully benefiting from certain declines in heating oil futures prices. As of December 31, 2008, the fair value of our fuel hedging instruments was a net liability of $375 million. Further, these instruments do not provide protection from future price increases unless heating oil prices exceed the call option price of the no premium collar. Although heating oil prices are generally highly correlated with those of jet fuel, the prices of jet fuel may change more or less than heating oil, resulting in a change in fuel expense that is not fully offset by the hedge transactions. At December 31, 2008, we estimate that a 10% increase in heating oil futures prices would increase the fair value of the hedge transactions by approximately $30 million. We estimate that a 10% decrease in heating oil futures prices would decrease the fair value of the hedging transactions by approximately $30 million. Since we have not entered into any new fuel hedge transactions since the third quarter of 2008, the impact of changes in heating oil futures prices will decrease as existing hedges are settled.

When our fuel hedging derivative instruments are in a net asset position, we are exposed to credit losses in the event of non-performance by counterparties to our fuel hedging derivatives. The amount of such credit exposure is limited to the unrealized gains, if any, on our fuel hedging derivatives. To manage credit risks, we carefully select counterparties, conduct transactions with multiple counterparties which limits our exposure to any single counterparty, and monitor the market position of the program and our relative market position with each counterparty. We also maintain industry-standard security agreements with all of our counterparties which may require the counterparty to post collateral if the value of the fuel hedging derivatives exceeds specified thresholds related to the counterparty’s credit ratings.

When our fuel hedging derivative instruments are in a net liability position, we are exposed to credit risks related to the return of collateral in situations in which we have posted collateral with counterparties for unrealized losses. As of December 31, 2008, we were in a net liability position of $375 million based on the fair value of our fuel hedging derivative instruments due to the significant decline in the price of oil in the latter part of 2008. When possible, in order to mitigate the risk of posting collateral, we provide letters of credit to certain counterparties in lieu of cash. At December 31, 2008, $185 million related to letters of credit collateralizing certain counterparties to our fuel hedging transactions is included in short-term restricted cash. In addition, at December 31, 2008, we had $276 million in cash deposits held by counterparties to our fuel hedging transactions. Since the third quarter of 2008, we have not entered into any new transactions as part of our fuel hedging program due to the impact collateral requirements could have on our liquidity resulting from the significant decline in the price of oil and counterparty credit risk arising from global economic uncertainty.

Further declines in heating oil prices would result in additional collateral requirements with our counterparties, unrealized losses on our existing fuel hedging derivative instruments and realized losses at the time of settlement of these fuel hedging derivative instruments.

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our cash equivalents, investment portfolios and variable rate debt obligations. At December 31, 2008, our variable-rate long-term debt obligations of approximately $2.8 billion represented approximately 67% of our total long-term debt. If interest rates increased 10% in 2008, the impact on our results of operations would be approximately $12 million of additional interest expense. Additional information regarding our debt obligations as of December 31, 2008 is as follows (dollars in millions):

	Expected Maturity Date
	2009	2010	2011	2012	2013	Thereafter	Total

Fixed-rate debt	$123	$105	$140	$139	$78	$771	$1,356
Weighted avg. interest rate	9.5%	9.5%	9.1%	8.6%	8.3%	7.5%
Variable-rate debt	$249	$149	$233	$206	$130	$1,830	$2,797
Weighted avg. interest rate	4.2%	4.1%	3.9%	3.7%	3.5%	2.4%

US Airways Group and US Airways have total future aircraft and spare engine purchase commitments of approximately $6.83 billion. We expect to finance such commitments either by entering into leases or debt agreements. Changes in interest rates will impact the cost of such financings.

At December 31, 2008, included within our investment portfolio are $187 million ($411 million par value) of investments in auction rate securities. With the liquidity issues experienced in the global credit and capital markets, all of our auction rate securities have experienced failed auctions since August 2007. The estimated fair value of these auction rate securities no longer approximates par value. However, we have not experienced any defaults and continue to earn and receive interest at the maximum contractual rates. As of December 31, 2008, the full decline in value from the par value of our investments in auction rate securities of $224 million has been recorded as an other than temporary impairment, of which $214 million was recorded in 2008. The decline in fair value was caused by the significant deterioration in the financial markets in 2008. We continue to monitor the market for auction rate securities and consider its impact (if any) on the fair value of our investments. If the current market conditions deteriorate further, we may be required to record additional impairment charges in other nonoperating expense, net in future periods.

We do not anticipate having to sell these securities in order to operate our business. We believe that, based on our current unrestricted cash, cash equivalents and short-term marketable securities balances of $1.05 billion at December 31, 2008, the current lack of liquidity in our investments in auction rate securities will not have a material impact on our liquidity, cash flow, or our ability to fund our operations. See Notes 6(b) and 5(b) in Items 8A and 8B, respectively, of this report for additional information.

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

Management assessed the effectiveness of US Airways Group’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management concludes that US Airways Group maintained effective internal control over financial reporting as of December 31, 2008.

US Airways Group’s independent registered public accounting firm has issued an audit report on the effectiveness of US Airways Group’s internal control over financial reporting. That report has been included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
US Airways Group, Inc.:

We have audited US Airways Group, Inc.’s (“US Airways Group” or the “Company”) internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control over financial reporting based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, US Airways Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of US Airways Group and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 17, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Phoenix, Arizona
February 17, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
US Airways Group, Inc.:

We have audited the accompanying consolidated balance sheets of US Airways Group, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of US Airways Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, and the measurement date provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 17, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Phoenix, Arizona
February 17, 2009

US Airways Group, Inc.

Consolidated Statements of Operations
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(In millions, except share and per share amounts)

Operating revenues:
Mainline passenger	$8,183	$8,135	$7,966
Express passenger	2,879	2,698	2,744
Cargo	144	138	153
Other	912	729	694

Total operating revenues	12,118	11,700	11,557

Operating expenses:
Aircraft fuel and related taxes	3,618	2,630	2,518
Loss (gain) on fuel hedging instruments, net	356	(245)	79
Salaries and related costs	2,231	2,302	2,090
Express expenses	3,049	2,594	2,559
Aircraft rent	724	727	732
Aircraft maintenance	783	635	582
Other rent and landing fees	562	536	568
Selling expenses	439	453	446
Special items, net	76	99	27
Depreciation and amortization	215	189	175
Goodwill impairment	622	—	—
Other	1,243	1,247	1,223

Total operating expenses	13,918	11,167	10,999

Operating income (loss)	(1,800)	533	558

Nonoperating income (expense):
Interest income	83	172	153
Interest expense, net	(253)	(273)	(295)
Other, net	(240)	2	(12)

Total nonoperating expense, net	(410)	(99)	(154)

Income (loss) before income taxes and cumulative effect of change in accounting principle	(2,210)	434	404
Income tax provision	—	7	101

Income (loss) before cumulative effect of change in accounting principle	(2,210)	427	303
Cumulative effect of change in accounting principle, net	—	—	1

Net income (loss)	$(2,210)	$427	$304

Earnings (loss) per common share:
Basic:
Before cumulative effect of change in accounting principle	$(22.06)	$4.66	$3.50
Cumulative effect of change in accounting principle	—	—	0.01

Earnings (loss) per share	$(22.06)	$4.66	$3.51

Diluted:
Before cumulative effect of change in accounting principle	$(22.06)	$4.52	$3.32
Cumulative effect of change in accounting principle	—	—	0.01

Earnings (loss) per share	$(22.06)	$4.52	$3.33

Shares used for computation (in thousands):
Basic	100,168	91,536	86,447
Diluted	100,168	95,603	93,821

See accompanying notes to consolidated financial statements.

US Airways Group, Inc.

Consolidated Balance Sheets
December 31, 2008 and 2007

	2008	2007
	(In millions, except share
	and per share amounts)

ASSETS
Current assets
Cash and cash equivalents	$1,034	$1,948
Investments in marketable securities	20	226
Restricted cash	186	2
Accounts receivable, net	293	374
Materials and supplies, net	201	249
Prepaid expenses and other	684	548

Total current assets	2,418	3,347
Property and equipment
Flight equipment	3,157	2,414
Ground property and equipment	816	703
Less accumulated depreciation and amortization	(954)	(757)

	3,019	2,360
Equipment purchase deposits	267	128

Total property and equipment	3,286	2,488
Other assets
Other intangibles, net of accumulated amortization of $87 million and $62 million, respectively	545	553
Restricted cash	540	466
Investments in marketable securities	187	353
Goodwill	—	622
Other assets, net	238	211

Total other assets	1,510	2,205

Total assets	$7,214	$8,040

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current maturities of debt and capital leases	$362	$117
Accounts payable	797	366
Air traffic liability	698	832
Accrued compensation and vacation	158	225
Accrued taxes	142	152
Other accrued expenses	887	859

Total current liabilities	3,044	2,551
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	3,634	3,031
Deferred gains and credits, net	323	318
Postretirement benefits other than pensions	108	138
Employee benefit liabilities and other	610	563

Total noncurrent liabilities and deferred credits	4,675	4,050
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit)
Common stock, $0.01 par value; 200,000,000 shares authorized, 114,527,377 and 114,113,384 shares issued and outstanding at December 31, 2008; 92,278,557 and 91,864,564 shares issued and outstanding at December 31, 2007	1	1
Additional paid-in capital	1,749	1,536
Accumulated other comprehensive income	65	10
Accumulated deficit	(2,307)	(95)
Treasury stock, common stock, 413,993 shares at December 31, 2008 and December 31, 2007	(13)	(13)

Total stockholders’ equity (deficit)	(505)	1,439

Total liabilities and stockholders’ equity (deficit)	$7,214	$8,040

See accompanying notes to consolidated financial statements.

US Airways Group, Inc.

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(In millions)

Cash flows from operating activities:
Net income (loss)	$(2,210)	$427	$304
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle	—	—	(1)
Depreciation and amortization	240	212	198
Gain on curtailment of pension benefit	—	(5)	—
Loss on dispositions of property and equipment	7	1	—
Gain on forgiveness of debt	(8)	—	(90)
Gain on sale of investments	(1)	(17)	—
Goodwill impairment	622	—	—
Impairment on auction rate securities	214	10	—
Impairment on fixed assets	13	—	—
Utilization of acquired net operating loss carryforwards	—	7	85
Change in fair value of fuel hedging instruments, net	496	(187)	70
Amortization of deferred credits and rent	(41)	(40)	(38)
Amortization of debt discount and debt issuance costs	20	14	16
Amortization of actuarial gains	(2)	—	—
Stock-based compensation	34	32	34
Debt extinguishment costs	7	18	7
Premium paid in conversion of 7% senior convertible notes	—	—	17
Other	—	—	(1)
Changes in operating assets and liabilities:
Decrease (increase) in restricted cash	(184)	(1)	6
Decrease (increase) in accounts receivable, net	74	14	(35)
Decrease (increase) in materials and supplies, net	49	(18)	(25)
Decrease (increase) in prepaid expenses and other	(259)	(52)	22
Decrease (increase) in other assets, net	4	(5)	9
Increase (decrease) in accounts payable	96	(11)	(2)
Increase (decrease) in air traffic liability	(134)	(22)	59
Increase (decrease) in accrued compensation and vacation	(67)	(37)	56
Increase (decrease) in accrued taxes	(10)	(29)	38
Increase (decrease) in other liabilities	60	140	(86)

Net cash provided by (used in) operating activities	(980)	451	643

Cash flows from investing activities:
Purchases of property and equipment	(929)	(523)	(232)
Purchases of marketable securities	(299)	(2,591)	(2,583)
Sales of marketable securities	505	3,203	1,785
Proceeds from sale of other investments	4	56	—
Decrease (increase) in long-term restricted cash	(74)	200	128
Proceeds from dispositions of property and equipment	17	4	7
Increase in equipment purchase deposits	(139)	(80)	(8)

Net cash provided by (used in) investing activities	(915)	269	(903)

Cash flows from financing activities:
Repayments of debt and capital lease obligations	(734)	(1,680)	(1,187)
Proceeds from issuance of debt	1,586	1,798	1,419
Deferred financing costs	(50)	(9)	(25)
Proceeds from issuance of common stock, net	179	3	44

Net cash provided by financing activities	981	112	251

Net increase (decrease) in cash and cash equivalents	(914)	832	(9)
Cash and cash equivalents at beginning of year	1,948	1,116	1,125

Cash and cash equivalents at end of year	$1,034	$1,948	$1,116

See accompanying notes to consolidated financial statements.

US Airways Group, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2008, 2007 and 2006

				Accumulated
		Additional		Other
	Common	Paid-In	Accumulated	Comprehensive	Treasury
	Stock	Capital	Deficit	Income	Stock	Total
	(In millions, except share amounts)

Balance at December 31, 2005	$1	$1,258	$(826)	$—	$(13)	$420
Net income	—	—	304	—	—	304
Issuance of 3,860,358 shares of common stock pursuant to the conversion of the 7.5% notes	—	95	—	—	—	95
Issuance of 2,909,636 shares of common stock pursuant to the conversion of the 7.0% notes	—	70	—	—	—	70
Issuance of 386,925 shares of common stock pursuant to the exercise of warrants	—	3	—	—	—	3
Issuance of 2,463,534 shares of common stock pursuant to employee stock plans	—	41	—	—	—	41
Stock-based compensation expense	—	34	—	—	—	34
Adjustment to initially apply the recognition provisions of SFAS No. 158, net of tax	—	—	—	3	—	3

Balance at December 31, 2006	1	1,501	(522)	3	(13)	970
Net income	—	—	427	—	—	427
Issuance of 580,661 shares of common stock pursuant to employee stock plans	—	3	—	—	—	3
Stock-based compensation expense	—	32	—	—	—	32
Unrealized loss on available for sale securities, net	—	—	—	(48)	—	(48)
Actuarial gain associated with pension and other postretirement benefits, net of current period amortization	—	—	—	55	—	55

Balance at December 31, 2007	1	1,536	(95)	10	(13)	1,439
Net loss	—	—	(2,210)	—	—	(2,210)
Issuance of 21,850,000 shares of common stock pursuant to a public stock offering, net of offering costs	—	179	—	—	—	179
Issuance of 398,820 shares of common stock pursuant to employee stock plans	—	—	—	—	—	—
Stock-based compensation expense	—	34	—	—	—	34
Recognition of previous unrealized loss on available for sale securities, net now deemed other than temporary	—	—	—	48	—	48
Adjustment to initially apply the measurement provisions of SFAS No. 158	—	—	(2)	—	—	(2)
Actuarial gain associated with pension and other postretirement benefits, net of current period amortization	—	—	—	7	—	7

Balance at December 31, 2008	$1	$1,749	$(2,307)	$65	$(13)	$(505)

See accompanying notes to consolidated financial statements.

US Airways Group, Inc.

Notes to Consolidated Financial Statements

1.	Basis of presentation and summary of significant accounting policies

(a)	Nature of Operations and Operating Environment

US Airways Group, Inc. (“US Airways Group” or the “Company”) is a Delaware corporation whose primary business activity is the operation of a major network air carrier through its ownership of the common stock of US Airways, Inc. (“US Airways”), Piedmont Airlines, Inc. (“Piedmont”), PSA Airlines, Inc. (“PSA”), Material Services Company, Inc. (“MSC”) and Airways Assurance Limited, LLC (“AAL”). On May 19, 2005, US Airways Group signed a merger agreement with America West Holdings Corporation (“America West Holdings”) pursuant to which America West Holdings merged with a wholly owned subsidiary of US Airways Group. The merger agreement was amended by a letter of agreement on July 7, 2005. The merger became effective upon US Airways Group’s emergence from bankruptcy on September 27, 2005.

Most of the airline operations are in competitive markets. Competitors include other air carriers along with other modes of transportation. The Company operates the fifth largest airline in the United States as measured by domestic mainline revenue passenger miles (“RPMs”) and available seat miles (“ASMs”). US Airways has primary hubs in Charlotte, Philadelphia and Phoenix and secondary hubs/focus cities in New York, Washington, D.C., Boston and Las Vegas. US Airways offers scheduled passenger service on more than 3,100 flights daily to 200 communities in the United States, Canada, Europe, the Caribbean and Latin America. US Airways also has an established East Coast route network, including the US Airways Shuttle service, with a substantial presence at capacity constrained airports including New York’s LaGuardia Airport and the Washington, D.C. area’s Ronald Reagan Washington National Airport. US Airways had approximately 55 million passengers boarding its mainline flights in 2008. During 2008, US Airways’ mainline operation provided regularly scheduled service or seasonal service at 135 airports. During 2008, the US Airways Express network served 187 airports in the United States, Canada and Latin America, including 77 airports also served by the mainline operation. During 2008, US Airways Express air carriers had approximately 27 million passengers boarding their planes. As of December 31, 2008, US Airways operated 354 mainline jets and is supported by the Company’s regional airline subsidiaries and affiliates operating as US Airways Express either under capacity purchase or prorate agreements, which operate approximately 238 regional jets and 74 turboprops.

As of December 31, 2008, the Company employed approximately 37,500 active full-time equivalent employees. Approximately 87% of the Company’s employees are covered by collective bargaining agreements with various labor unions. The Company’s pilots and flight attendants are currently working under the terms of their respective US Airways or America West Airlines (“AWA”) collective bargaining agreements, as modified by transition agreements reached in connection with the merger. In 2008, the Company reached final single labor agreements covering fleet service employees, maintenance and related employees and maintenance training instructors, each represented by the International Association of Machinists & Aerospace Workers.

(b)	Basis of Presentation

The accompanying consolidated financial statements include the accounts of US Airways Group and its wholly owned subsidiaries. The Company has the ability to move funds freely between its operating subsidiaries to support operations. These transfers are recognized as intercompany transactions. All significant intercompany accounts and transactions have been eliminated.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to passenger revenue recognition, impairment of goodwill, impairment of long-lived and intangible assets, valuation of investments in marketable securities, the frequent traveler program and the deferred tax valuation allowance.

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

Certain prior year amounts have been reclassified to conform with the 2008 presentation.

(c)	Cash and Cash Equivalents

Cash equivalents consist primarily of cash in money market securities and highly liquid debt instruments. All highly liquid investments purchased within three months of maturity are classified as cash equivalents. Cash equivalents are stated at cost, which approximates fair value due to the highly liquid nature and short-term maturities of the underlying securities.

As of December 31, 2008 and 2007, the Company’s cash and cash equivalents are as follows (in millions):

	2008	2007

Cash and money market funds	$1,024	$1,858
Corporate bonds	10	90

Total cash and cash equivalents	$1,034	$1,948

(d)	Investments in Marketable Securities

All highly liquid investments with maturities greater than three months but less than one year are classified as current investments in marketable securities. Investments in marketable securities classified as noncurrent assets on the Company’s balance sheet represent investments expected to be converted to cash after 12 months. Debt securities, other than auction rate securities, are classified as held to maturity in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Held to maturity investments are carried at amortized cost, which approximates fair value. Investments in auction rate securities are classified as available for sale and recorded at fair value.

As of December 31, 2008 and 2007, the Company’s investments in marketable securities are classified as follows (in millions):

	2008	2007

Held to maturity securities:
Corporate bonds	$20	$125
U.S. government sponsored enterprises	—	81
Certificates of deposit	—	20

Total investments in marketable securities-current	$20	$226

Available for sale securities:
Auction rate securities	187	353

Total investments in marketable securities-noncurrent	$187	$353

See Note 6(b) for more information on the Company’s investments in marketable securities.

(e)	Restricted Cash

Restricted cash includes deposits in trust accounts primarily to fund certain taxes and fees and workers’ compensation claims, deposits securing certain letters of credit and surety bonds and deposits held by institutions that process credit card sales transactions. Restricted cash is stated at cost, which approximates fair value.

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

(f)	Materials and Supplies, Net

Inventories of materials and supplies are valued at the lower of cost or fair value. Costs are determined using average costing methods. An allowance for obsolescence is provided for flight equipment expendable and repairable parts. These items are generally charged to expense when issued for use. During 2008, the Company recorded a $5 million write down related to its Boeing 737 spare parts inventory to reflect lower of cost or fair value. See Note 1(g) below for further discussion of the decline in value of Boeing 737 parts.

(g)	Property and Equipment

Property and equipment are recorded at cost. Interest expense related to the acquisition of certain property and equipment is capitalized as an additional cost of the asset or as a leasehold improvement if the asset is leased. Interest capitalized for the years ended December 31, 2008, 2007 and 2006 was $6 million, $4 million and $2 million, respectively. Property and equipment is depreciated and amortized to residual values over the estimated useful lives or the lease term, whichever is less, using the straight-line method. Costs of major improvements that enhance the usefulness of the asset are capitalized and depreciated over the estimated useful life of the asset or the modifications, whichever is less.

The estimated useful lives of owned aircraft, jet engines, flight equipment and rotable parts range from five to 30 years. Leasehold improvements relating to flight equipment and other property on operating leases are amortized over the life of the lease or the life of the asset, whichever is shorter, on a straight-line basis. The estimated useful lives for other owned property and equipment range from three to 12 years and range from 18 to 30 years for training equipment and buildings.

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired as defined by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

In connection with completing step two of the Company’s interim goodwill impairment analysis in the second quarter of 2008 as further discussed in Note 1(i) below, the Company also assessed the current fair values of its other significant assets including owned aircraft, aircraft leases and aircraft spare parts. The Company concluded that the only impairment indicated was associated with the decline in fair value of certain spare parts associated with its Boeing 737 fleet. Due to record high fuel prices and the industry environment in 2008, demand for the Boeing 737 aircraft type declined given its lower fuel efficiency as compared to other aircraft types. The fair value of these spare parts was determined using a market approach on the premise of continued use of the aircraft through the Company’s final scheduled lease return.

In accordance with SFAS No. 144, the Company determined that the carrying amount of the Boeing 737 spare parts classified as long-lived assets was not recoverable as the carrying amount of the Boeing 737 assets was greater than the sum of the undiscounted cash flows expected from the use and disposition of these assets. As a result of this impairment analysis, the Company recorded a $13 million impairment charge in 2008 related to Boeing 737 rotable parts included in flight equipment on its consolidated balance sheet. The Company recorded no impairment charges in the years ended December 31, 2007 and 2006.

(h)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

In accordance with SFAS No. 142, the Company concluded that events had occurred and circumstances had changed during the second quarter of 2008 which required the Company to perform an interim period goodwill impairment test. Subsequent to the first quarter of 2008, the Company experienced a significant decline in market capitalization due to overall airline industry conditions driven by record high fuel prices. The price of fuel became less volatile in the second quarter of 2008, and there was a sustained surge in fuel prices. On May 21, 2008, the price per barrel of oil hit a then record high of $133 per barrel and from that date through June 30, 2008 stayed at an average daily price of $133 per barrel. The Company’s average mainline fuel price during the second quarter of 2008 was $3.63 as compared to $2.88 per gallon in the first quarter of 2008 and $2.20 for the full year 2007. This increase in the price per gallon of fuel represented an increase of 26% and 65% as compared to the first quarter of 2008 and full year 2007, respectively. The Company’s average stock price in the second quarter of 2008 was $6.13 as compared to an average of $12.15 in the first quarter of 2008, a decline of 50%. In addition, the Company announced in June 2008 that in response to the record high fuel prices, it planned to reduce fourth quarter 2008 and full year 2009 domestic mainline capacity.

During the second quarter of 2008, the Company performed the first step of the two-step impairment test and compared the fair value of the mainline reporting unit to its carrying value. Consistent with the Company’s approach in its annual impairment testing, in assessing the fair value of the reporting unit, the Company considered both the market approach and income approach. Under the market approach, the fair value of the reporting unit is based on quoted market prices and the number of shares outstanding for the Company’s common stock. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions, including estimates of future capacity, passenger yield, traffic, fuel, other operating costs and discount rates. Due to current market conditions, greater weighting was attributed to the market approach, which was weighted 67% while the income approach was weighted 33% in arriving at the fair value of the reporting unit. The Company determined that the fair value of the mainline reporting unit was less than the carrying value of the net assets of the reporting unit, and thus the Company performed step two of the impairment test.

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

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table reflects the change in the carrying amount of goodwill from December 31, 2007 (in millions):

Goodwill

Balance at December 31, 2007	$622
Impairment charge	(622)

Balance at December 31, 2008	$—

Other intangible assets

Other intangible assets consist primarily of trademarks, international route authorities and airport take-off and landing slots and airport gates.

SFAS No. 142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairments in accordance with SFAS No. 144. The following table provides information relating to the Company’s intangible assets subject to amortization as of December 31, 2008 and 2007 (in millions):

	2008	2007

Airport take-off and landing slots	$495	$478
Airport gate leasehold rights	52	52
Accumulated amortization	(87)	(62)

Total	$460	$468

The intangible assets subject to amortization generally are amortized over 25 years for airport take-off and landing slots and over the term of the lease for airport gate leasehold rights on a straight-line basis and are included in depreciation and amortization on the consolidated statements of operations. For the years ended December 31, 2008, 2007 and 2006, the Company recorded amortization expense of $25 million, $25 million and $28 million, respectively, related to its intangible assets. The Company expects to record annual amortization expense of $26 million in 2009, $26 million in year 2010, $23 million in year 2011, $22 million in year 2012, $22 million in year 2013 and $341 million thereafter related to these intangible assets.

Under SFAS No. 142, indefinite lived assets are not amortized but instead are reviewed for impairment annually and more frequently if events or circumstances indicate that the asset may be impaired. As of December 31, 2008 and 2007, the Company had $55 million of international route authorities and $30 million of trademarks on its balance sheets, which are classified as indefinite lived assets.

In connection with completing step two of the Company’s goodwill impairment analysis in the second quarter of 2008, the Company assessed the fair values of its significant intangible assets. The Company considered the potential impairment of these other intangible assets in accordance with SFAS No. 142 and SFAS No. 144, as applicable. The fair values of airport take-off and landing slots and international route authorities were assessed using the market approach. The market approach took into consideration relevant supply and demand factors at the related airport locations as well as available market sale and lease data. For trademarks, the Company utilized a form of the income approach known as the relief-from-royalty method. As a result of these assessments, no impairment was indicated.

In addition, the Company performed the annual impairment test on its international route authorities and trademarks during the fourth quarter of 2008, at which time it concluded that no impairment exists. The Company will perform its next annual impairment test on October 1, 2009.

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

(j)	Other Assets, Net

Other assets, net consists of the following as of December 31, 2008 and 2007 (in millions):

	2008	2007

Deposits	$40	$46
Debt issuance costs, net	57	14
Long term investments	11	12
Deferred rent	46	48
Aircraft leasehold interest, net	83	89
Other	1	2

Total other assets, net	$238	$211

In connection with fresh-start reporting for US Airways following its emergence from bankruptcy in September 2005, aircraft operating leases were adjusted to fair value and $101 million of assets were established for leasehold interests in aircraft for aircraft leases with rental rates deemed to be below market rates. These leasehold interests are amortized on a straight-line basis as an increase to aircraft rent expense over the applicable remaining lease periods. The Company expects to amortize $6 million per year in 2009-2013 and $53 million thereafter to aircraft rent expense related to these leasehold interests.

The Company capitalized $50 million in debt issuance costs in 2008 as a result of its current year financing transactions.

(k)	Frequent Traveler Program

Members of the Dividend Miles program, the US Airways frequent traveler program, can redeem miles on US Airways or other members of the Star Alliance. The estimated cost of providing the travel award, using the incremental cost method as adjusted for estimated redemption rates, is recognized as a liability and charged to operations as program members accumulate mileage. For travel awards on partner airlines, the liability is based on the average contractual amount to be paid to the other airline per redemption. As of December 31, 2008, Dividend Miles members had accumulated mileage credits for approximately 2.6 million awards. The liability for the future travel awards accrued on the Company’s consolidated balance sheets within other accrued expenses was $151 million and $161 million as of December 31, 2008 and 2007, respectively.

The Company sells mileage credits to participating airline and non-airline business partners. Revenue earned from selling mileage credits to other companies is recognized in two components. A portion of the revenue from these sales is deferred, representing the estimated fair value of the transportation component of the sold mileage credits. The deferred revenue for the transportation component is amortized on a straight-line basis over the period in which the credits are expected to be redeemed for travel as passenger revenue, which is currently estimated to be 28 months. The marketing component, which is earned at the time the miles are sold, is recognized in other revenues at the time of the sale. As of December 31, 2008 and 2007, the Company had $240 million and $241 million, respectively, in deferred revenue from the sale of mileage credits included in other accrued expenses on its consolidated balance sheets.

(l)	Derivative Instruments

The Company currently utilizes heating oil-based derivative instruments to hedge a portion of its exposure to jet fuel price increases. These instruments consist of no premium collars. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires that all derivatives be marked to fair value and recorded on the balance sheet. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through the income statement. The Company does not purchase or hold any derivative financial instruments for trading

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

purposes. As of December 31, 2008 and 2007, the Company had open fuel hedging instruments in place, which do not currently qualify for hedge accounting under SFAS No. 133. Accordingly, the derivative hedging instruments are recorded as an asset or liability on the consolidated balance sheets at fair value and any changes in fair value are recorded as gains or losses on fuel hedging instruments, net in operating expenses in the accompanying consolidated statements of operations in the period of change. See Note 6(a) for additional information on the Company’s fuel hedging instruments.

(m)	Deferred Gains and Credits, Net

In 2005, the Company’s affinity credit card provider, Barclays Bank Delaware, formerly Juniper Bank, paid AWA $150 million in bonuses, consisting of a $20 million bonus pursuant to AWA’s original credit card agreement with Juniper and a $130 million bonus following the effectiveness of the merger, subject to certain conditions.

In the event Barclays, at its option, terminates the amended agreement prior to April 1, 2009 due to the Company’s breach of its obligations under the amended credit card agreement, or upon the occurrence of certain other events, then the Company must repay all of the bonus payments. If Barclays terminates the amended agreement any time thereafter through March 31, 2013 for the same reasons, the Company must repay a reduced amount that declines monthly according to a formula. The Company will have no obligation to repay any portion of the bonus payments after March 31, 2013.

At the time of payment, the entire $150 million was recorded as deferred revenue. The Company will begin recognizing revenue from the bonus payments on April 1, 2009. The revenue from the bonus payments will be recognized on a straight-line basis through March 31, 2017, the expiration date of the amended Barclays co-branded credit card agreement.

In connection with fresh-start reporting and purchase accounting for US Airways’ in 2005 and fresh-start reporting for AWA upon emergence from bankruptcy in 1994, aircraft operating leases were adjusted to fair value and deferred credits were established in the accompanying consolidated balance sheets, which represented the net present value of the difference between the stated lease rates and the fair market rates. These deferred credits will be amortized on a straight-line basis as a reduction in rent expense over the applicable lease periods. At December 31, 2008 and 2007, the unamortized balance of the deferred credits was $93 million and $134 million, respectively. The Company expects to amortize $21 million in 2009, $13 million in 2010, $9 million in 2011, $8 million in 2012, $7 million in 2013 and $35 million thereafter to aircraft rent expense related to these leasehold interests.

(n)	Revenue Recognition

Passenger Revenue

Passenger revenue is recognized when transportation is provided. Ticket sales for transportation that has not yet been provided are initially recorded as air traffic liability on the consolidated balance sheets. The air traffic liability represents tickets sold for future travel dates and estimated future refunds and exchanges of tickets sold for past travel dates. The majority of tickets sold are nonrefundable. A small percentage of tickets, some of which are partially used tickets, expire unused. Due to complex pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized in revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. These estimates are generally based on the analysis of the Company’s historical data. The Company and members of the airline industry have consistently applied this accounting method to estimate revenue from forfeited tickets at the date travel was to be provided. Estimated future refunds and exchanges included in the air traffic liability are routinely evaluated based on subsequent activity to validate the accuracy of the Company’s estimates. Any adjustments resulting from periodic evaluations of the estimated air traffic liability are included in results of operations during the period in which the evaluations are completed.

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Other Revenue

Other revenue includes checked and excess baggage charges, beverage sales, ticket change and service fees, commissions earned on tickets sold for flights on other airlines and sales of tour packages by the US Airways Vacations division, which are recognized when the services are provided. Other revenues also include processing fees for travel awards issued through the Dividend Miles frequent traveler program and the marketing component earned from selling mileage credits to partners, as discussed in Note 1(k).

(o)	Maintenance and Repair Costs

Maintenance and repair costs for owned and leased flight equipment are charged to operating expense as incurred.

(p)	Selling Expenses

Selling expenses include commissions, credit card fees, computerized reservations systems fees, advertising and promotional expenses. Advertising and promotional expenses are expensed when incurred. Advertising and promotional expenses for the years ended December 31, 2008, 2007 and 2006 were $10 million, $16 million and $16 million, respectively.

(q)	Stock-based Compensation

The Company accounts for its stock-based compensation plans in accordance with SFAS No. 123(R), “Share-Based Payment.” Compensation expense is based on the fair value of the stock award at the time of grant and is recognized ratably over the respective vesting period of the stock award. The fair value of stock options and stock appreciation rights is estimated using a Black-Scholes option pricing model. The fair value of restricted stock units is based on the market price of the underlying shares of common stock on the date of grant. See Note 15 for further discussion of stock-based compensation.

(r)	Express Expenses

Expenses associated with the Company’s wholly owned regional airlines, affiliate regional airlines operating as US Airways Express and US Airways’ former MidAtlantic division are classified as Express expenses on the consolidated statements of operations. Effective May 27, 2006, the transfer of certain MidAtlantic assets to

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

Republic was complete, and Republic assumed the operations of the aircraft as a US Airways affiliate Express carrier. Express expenses consist of the following (in millions):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Aircraft fuel and related taxes	$1,137	$765	$764
Salaries and related costs	244	245	266
Capacity purchases	1,049	987	972
Aircraft rent	51	51	59
Aircraft maintenance	74	76	71
Other rent and landing fees	115	112	117
Selling expenses	163	157	148
Depreciation and amortization	25	23	24
Other expenses	191	178	138

Express expenses	$3,049	$2,594	$2,559

(s)	Variable Interest Entities

The Company determined that certain entities with which the Company has capacity purchase agreements are considered variable interest entities under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46(R), “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51.” The Company has determined that it is not the primary beneficiary of any of these variable interest entities and, accordingly, does not consolidate any of the entities with which it has jet service agreements. See Note 9(d) for further discussion.

(t)	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In December 2007, the FASB agreed to a one year deferral of SFAS No. 157’s fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. As such, the Company did not apply the fair value measurement requirements of SFAS No. 157 for nonfinancial assets and liabilities when performing its goodwill and other assets impairment test as discussed in Note 1(i). The Company adopted SFAS No. 157 on January 1, 2008, which had no effect on the Company’s consolidated financial statements. Refer to Note 7 for additional information related to the adoption of SFAS No. 157.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 and adjusts certain guidance related to recording nearly all transactions where one company gains control of another. The statement revises the measurement principle to require fair value measurements on the acquisition date for recording acquired assets and liabilities. It also changes the requirements for recording acquisition-related costs and liabilities. Additionally, the statement revises the treatment of valuation allowance adjustments related to income tax benefits in existence prior to a business combination. The current standard, SFAS No. 141, requires that adjustments to these valuation allowances be recorded as adjustments to goodwill or intangible assets if no goodwill exists, while the new standard will require companies to adjust current income tax expense. Effective January 1, 2009, the Company adopted the provisions of SFAS No. 141R and all future decreases in the valuation allowance established in purchase accounting as a result of the merger will be recognized as a reduction to income tax expense.

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

On January 1, 2008, the Company adopted the measurement date provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” The measurement date provisions require plan assets and obligations to be measured as of the employer’s balance sheet date. The Company previously measured its other postretirement benefit obligations as of September 30 each year. As a result of the adoption of the measurement date provisions, the Company recorded a $2 million increase to its postretirement benefit liability and a $2 million increase to accumulated deficit, representing the net periodic benefit cost for the period between the measurement date utilized in 2007 and the beginning of 2008. The adoption of the measurement provisions of SFAS No. 158 had no effect on the Company’s consolidated statements of operations.

In May 2008, the FASB issued FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option. FSP APB 14-1 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. The liability component of the debt instrument is accreted to par using the effective yield method; accretion is reported as a component of interest expense. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment. FSP APB 14-1 must be applied retrospectively to previously issued cash-settleable convertible instruments as well as prospectively to newly issued instruments. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP APB 14-1 will result in increased non-cash interest expense in future periods related to the Company’s 7% senior convertible notes issued in 2005. Upon retrospective application in 2009, the adoption will also result in increases to 2005 through 2008 non-cash interest expense as well as non-cash losses on debt extinguishment related to the partial conversion of certain notes to common stock in 2006. The Company does not believe the adoption of FSP APB 14-1 will materially impact the Company’s consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in SFAS No. 154, “Accounting Changes and Error Corrections.” FSP FAS 157-3 is effective October 10, 2008, and the application of FSP FAS 157-3 had no impact on the Company’s consolidated financial statements.

2.	Special items, net

Special items, net as shown on the consolidated statements of operations include the following charges (credits) (in millions):

	Year Ended December 31,
	2008	2007	2006

Merger related transition expenses(a)	$35	$99	$131
Asset impairment charges(b)	18	—	—
Lease return costs and penalties(c)	14	—	—
Severance charges(d)	9	—	—
Airbus restructuring(e)	—	—	(90)
Settlement of bankruptcy claims(f)	—	—	(14)

Total	$76	$99	$27

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

(a)	In 2008, in connection with the effort to consolidate functions and integrate the Company’s organizations, procedures and operations, the Company incurred $35 million of merger related transition expenses. These expenses included $12 million in uniform costs to transition employees to the new US Airways uniforms; $5 million in applicable employment tax expenses related to contractual benefits granted to certain current and former employees as a result of the merger; $6 million in compensation expenses for equity awards granted in connection with the merger to retain key employees through the integration period; $5 million of aircraft livery costs; $4 million in professional and technical fees related to the integration of the Company’s airline operations systems and $3 million in other expenses.

In 2007, the Company incurred $99 million of merger related transition expenses. These expenses included $13 million in training and related expenses; $19 million in compensation expenses for equity awards granted in connection with the merger to retain key employees through the integration period; $20 million of aircraft livery costs; $37 million in professional and technical fees related to the integration of the Company’s airline operations systems; $1 million in employee moving expenses; $4 million related to reservation system migration expenses and $5 million of other expenses.

In 2006, the Company incurred $131 million of merger related transition expenses. These items included $6 million in training and related expenses; $41 million in compensation expenses primarily for severance, retention payments and equity awards granted in connection with the merger to retain key employees through the integration period; $17 million of aircraft livery costs; $38 million in professional and technical fees, including continuing professional fees associated with US Airways’ bankruptcy proceedings and fees related to the integration of the Company’s airline operations systems; $7 million of employee moving expenses; $11 million of net costs associated with the integration of the AWA FlightFund and US Airways Dividend Miles frequent traveler programs; $2 million in merger related aircraft lease return expenses and $9 million of other expenses.

(b)	In 2008, the Company recorded $18 million in non-cash charges related to the decline in fair value of certain spare parts associated with the Company’s Boeing 737 aircraft fleet. See Note 1(f) and (g) for further discussion of these charges.

(c)	In 2008, the Company recorded $14 million in charges for lease return costs and penalties related to certain Airbus aircraft as a result of the planned fleet reductions.

(d)	In 2008, in connection with planned capacity reductions, the Company recorded $9 million in charges related to involuntary furloughs as well as terminations of non-union administrative and management staff. Of this amount, $6 million was paid out in 2008. The Company expects that the remaining $3 million will be substantially paid by the end of the first quarter of 2009.

(e)	In connection with the merger and the Airbus Memorandum of Understanding (the “Airbus MOU”) executed between AVSA S.A.R.L., an affiliate of Airbus S.A.S. (“Airbus”), US Airways Group, US Airways and AWA, certain aircraft firm orders were restructured. In connection with the Airbus MOU, US Airways and AWA entered into two loan agreements with aggregate commitments of up to $161 million and $89 million. On March 31, 2006, the outstanding principal and accrued interest on the $89 million loan was forgiven upon repayment in full of the $161 million loan in accordance with terms of the Airbus loans. As a result, in 2006, the Company recognized a gain associated with the return of these equipment deposits upon forgiveness of the loan totaling $90 million, consisting of the $89 million in equipment deposits and accrued interest of $1 million.

(f)	In 2006, the Company recognized $14 million in gains in connection with the settlement of bankruptcy claims, which includes $11 million related to a settlement with Bombardier.

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

3.	Earnings (loss) per common share

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

	Year Ended December 31,
	2008	2007	2006

Basic earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(2,210)	$427	$303
Cumulative effect of change in accounting principle	—	—	1

Net income (loss)	$(2,210)	$427	$304

Weighted average common shares outstanding (in thousands)	100,168	91,536	86,447

Basic earnings (loss) per share:
Before cumulative effect of change in accounting principle	$(22.06)	$4.66	$3.50
Cumulative effect of change in accounting principle	—	—	0.01

Basic earnings (loss) per share	$(22.06)	$4.66	$3.51

Diluted earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(2,210)	$427	$303
Cumulative effect of change in accounting principle	—	—	1

Net income (loss)	(2,210)	427	304
Interest expense on 7.0% senior convertible notes	—	5	9

Income (loss) for purposes of computing diluted net income (loss) per share	$(2,210)	$432	$313

Share computation (in thousands):
Weighted average common shares outstanding	100,168	91,536	86,447
Dilutive effect of stock awards	—	1,017	2,058
Assumed conversion of 7.0% senior convertible notes	—	3,050	5,316

Weighted average common shares outstanding as adjusted	100,168	95,603	93,821

Diluted earnings (loss) per share:
Before cumulative effect of change in accounting principle	$(22.06)	$4.52	$3.32
Cumulative effect of change in accounting principle	—	—	0.01

Diluted earnings (loss) per share	$(22.06)	$4.52	$3.33

For the year ended December 31, 2008, 8,181,340 shares underlying stock options, stock appreciation rights and restricted stock units were not included in the computation of diluted EPS because inclusion of such shares would be antidilutive or because the exercise prices were greater than the average market price of common stock for the period. In addition, 3,050,148 incremental shares from assumed conversion of the 7% senior convertible notes were excluded from the computation of diluted EPS due to their antidilutive effect.

For the year ended December 31, 2007, 2,916,762 shares underlying stock options, stock appreciation rights and restricted stock units were not included in the computation of diluted EPS because inclusion of such shares would be antidilutive or because the exercise prices were greater than the average market price of common stock for the period.

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

For the year ended December 31, 2006, 1,254,960 shares underlying stock options and stock appreciation rights were not included in the computation of diluted EPS because inclusion of such shares would be antidilutive or because the exercise prices were greater than the average market price of common stock for the period. Also, 34,650 performance-based restricted stock unit awards were excluded as the performance-based provision had not been met as of December 31, 2006. In addition, 1,054,692 incremental shares from assumed conversion of the 7.5% convertible senior notes are not included in the computation of diluted EPS due to their antidilutive effect.

4.	Debt

The following table details the Company’s debt as of December 31, 2008 and 2007 (in millions). Variable interest rates listed are the rates as of December 31, 2008 unless noted.

	December 31,	December 31,
	2008	2007

Secured
Citicorp North America loan, variable interest rate of 2.97%, installments due through 2014(a)	$1,184	$1,600
Equipment loans, aircraft pre-delivery payment financings and other notes payable, fixed and variable interest rates ranging from 1.87% to 12.15%, averaging 5.75% as of December 31, 2008, maturing from 2010 to 2020(b)	1,674	802
Aircraft enhanced equipment trust certificates (“EETCs”), fixed interest rates ranging from 7.08% to 9.01%, averaging 7.79% as of December 31, 2008, maturing from 2015 to 2022(c)	540	576
Slot financing, fixed interest rate of 8.08%, interest only payments until due in 2015(d)	47	47
Capital lease obligations, interest rate of 8%, installments due through 2021(e)	39	41
Senior secured discount notes, variable interest rate of 5.34%, due in 2009(f)	32	32
Capital lease obligations, computer software	—	1

	3,516	3,099

Unsecured
Barclays prepaid miles, variable interest rate of 5.19%, interest only payments(g)	200	—
Airbus advance, repayments beginning in 2010 through 2018(h)	207	—
7% senior convertible notes, interest only payments until due in 2020(i)	74	74
Engine maintenance notes(j)	72	57
Industrial development bonds, fixed interest rate of 6.3%, interest only payments until due in 2023(k)	29	29
Note payable to Pension Benefit Guaranty Corporation, fixed interest rate of 6%, interest only payments until due in 2012(l)	10	10
Other notes payable, due in 2009	45	—

	637	170

Total long-term debt and capital lease obligations	4,153	3,269
Less: Total unamortized discount on debt	(157)	(121)
Current maturities, less $10 million of unamortized discount on debt at December 31, 2008	(362)	(117)

Long-term debt and capital lease obligations, net of current maturities	$3,634	$3,031

(a)	On March 23, 2007, US Airways Group entered into a term loan credit facility with Citicorp North America, Inc., as administrative agent, and a syndicate of lenders pursuant to which the Company borrowed an aggregate

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

principal amount of $1.6 billion. US Airways, AWA and certain other subsidiaries of the Company are guarantors of the Citicorp credit facility.

The Citicorp credit facility bears interest at an index rate plus an applicable index margin or, at the Company’s option, LIBOR plus an applicable LIBOR margin for interest periods of one, two, three or six months. The applicable index margin, subject to adjustment, is 1.00%, 1.25% or 1.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or between $1 billion and $1.6 billion, respectively. The applicable LIBOR margin, subject to adjustment, is 2.00%, 2.25% or 2.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or between $1 billion and $1.6 billion, respectively. In addition, interest on the Citicorp credit facility may be adjusted based on the credit rating for the Citicorp credit facility as follows: (i) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least one subgrade better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be the lower of 2.25% and the rate otherwise applicable based upon the adjusted Citicorp credit facility balance and (B) the applicable index margin will be the lower of 1.25% and the rate otherwise applicable based upon the Citicorp credit facility principal balance, and (ii) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least two subgrades better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be 2.00% and (B) the applicable index margin will be 1.00%. As of December 31, 2008, the interest rate on the Citicorp credit facility was 2.97% based on a 2.50% LIBOR margin.

The Citicorp credit facility matures on March 23, 2014, and is repayable in seven annual installments with each of the first six installments to be paid on each anniversary of the closing date in an amount equal to 1% of the initial aggregate principal amount of the loan and the final installment to be paid on the maturity date in the amount of the full remaining balance of the loan.

In addition, the Citicorp credit facility requires certain mandatory prepayments upon the occurrence of certain events, establishes certain financial covenants, including minimum cash requirements and maintenance of certain minimum ratios, contains customary affirmative covenants and negative covenants and contains customary events of default. Prior to the amendment discussed below, the Citicorp credit facility required the Company to maintain consolidated unrestricted cash and cash equivalents of not less than $1.25 billion, with not less than $750 million (subject to partial reductions upon certain reductions in the outstanding principal amount of the loan) of that amount held in accounts subject to control agreements, which would become restricted for use by the Company if certain adverse events occur per the terms of the agreement.

On October 20, 2008, US Airways Group entered into an amendment to the Citicorp credit facility. Pursuant to the amendment, the Company repaid $400 million of indebtedness under the credit facility, reducing the principal amount outstanding under the credit facility to approximately $1.18 billion as of December 31, 2008. The Citicorp credit facility amendment also provides for a reduction in the amount of unrestricted cash required to be held by the Company from $1.25 billion to $850 million, and the Company may, prior to September 30, 2009, further reduce that minimum requirement to a minimum of $750 million on a dollar-for-dollar basis for any additional repayments of up to $100 million of indebtedness under the credit facility. The Citicorp credit facility amendment also provides that the Company may sell, finance or otherwise pledge assets that were pledged as collateral under the credit facility, so long as the Company prepays the indebtedness under the credit facility in an amount equal to 75% of the appraised value of the collateral sold or financed or assigned or 75% of the collateral value of eligible accounts (determined in accordance with the credit facility) sold or financed in such transaction. In addition, the Citicorp credit facility amendment provides that the Company may issue debt in the future with a silent second lien on the assets pledged as collateral under the Citicorp credit facility.

(b)	The following are the significant secured financing agreements entered into in 2008:

On February 1, 2008, US Airways entered into a loan agreement for $145 million, secured by six Bombardier CRJ-700 aircraft, three Boeing 757 aircraft and one spare engine. The loan bears interest at a rate of LIBOR

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

plus an applicable margin and is amortized over ten years. The proceeds of the loan were used to repay $97 million of the equipment notes previously secured by the six Bombardier CRJ-700 aircraft and three Boeing 757 aircraft.

On February 29, 2008, US Airways entered into a credit facility agreement for $88 million to finance certain pre-delivery payments required by US Airways’ purchase agreements with Airbus. As of December 31, 2008, the outstanding balance of this credit facility agreement is $73 million. The remaining amounts under this facility will be drawn as pre-delivery payments come due. The loan bears interest at a rate of LIBOR plus an applicable margin and is repaid as the related aircraft are delivered with a final maturity date of the loan in November 2010.

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

On October 20, 2008, US Airways entered into a $270 million spare parts loan agreement and an $85 million engines loan agreement. The proceeds of the term loans made under these loan agreements were used to repay a portion of the outstanding indebtedness pursuant to the Citicorp credit facility amendment discussed in (a) above.

US Airways’ obligations under the spare parts loan agreement are secured by a first priority security interest in substantially all of US Airways’ rotable, repairable and expendable aircraft spare parts. The obligations under the engines loan agreement are secured by a first priority security interest in 36 of US Airways’ aircraft engines. US Airways has also agreed that other obligations owed by it or its affiliates to the administrative agent for the loan agreements or its affiliates (including the loans under these loan agreements held by such administrative agent or its affiliates) will be secured on a second priority basis by the collateral for both loan agreements and certain other engines and aircraft.

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

The spare parts loan agreement matures on the sixth anniversary of the closing date, and is subject to quarterly amortization in amounts ranging from $8 million to $15 million. The spare parts loan agreement may not be voluntarily prepaid during the first three years of the term; however, the loan agreement provided that in certain circumstances US Airways could prepay $100 million of the loans under the agreement. The engines loan agreement, which may not be voluntarily prepaid prior to the third anniversary of the closing date, matures on the sixth anniversary of the closing date, and is subject to amortization in 24 equal quarterly installments.

On December 5, 2008, US Airways prepaid $100 million of principal outstanding under the spare parts loan agreement. In connection with this prepayment and pursuant to an amendment to the spare parts loan agreement, subject to certain conditions, US Airways obtained the right to incur up to $100 million in new loans. The right to incur new loans expires on April 1, 2009.

(c)	The equipment notes underlying the EETCs are the direct obligations of US Airways and cover the financing of 19 aircraft. See Note 9(c) for further discussion.

(d)	In September 2005, US Airways entered into an agreement with Republic to sell and leaseback certain of its commuter slots at Ronald Reagan Washington National Airport and New York LaGuardia Airport. US Airways continues to hold the right to repurchase the slots anytime after the second anniversary of the slot sale-leaseback

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

transaction. These transactions were accounted for as secured financings. Installments are due monthly through 2015. In December 2006, Republic and US Airways modified terms of the agreement to conform to subsequent regulatory changes at LaGuardia, and the LaGuardia slots were returned to US Airways. The need for a subsequent modification was fully contemplated in the original agreement.

(e)	Capital lease obligations consist principally of certain airport maintenance and facility leases which expire in 2018 and 2021.

(f)	On December 27, 2004, AWA raised additional capital by financing its Phoenix maintenance facility and flight training center. The flight training center was previously unencumbered, and the maintenance facility became unencumbered earlier in 2004 when AWA refinanced its term loan. Using its leasehold interest in these two facilities as collateral, AWA, through a wholly owned subsidiary named FTCHP LLC, raised $31 million through the issuance of senior secured discount notes. The notes were issued by FTCHP at a discount pursuant to the terms of a senior secured term loan agreement among AWA, FTCHP, Heritage Bank SSB, as administrative agent, Citibank, N.A., as the initial lender, and the other lenders from time to time party thereto. Citibank, N.A. subsequently assigned all of its interests in the notes to third party lenders.

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

(g)	Effective as of October 20, 2008, US Airways Group entered into an amendment to its co-branded credit card agreement with Barclays Bank Delaware. The amendment provides for, among other things, the pre-purchase of frequent flyer miles in an amount totaling $200 million, which amount was paid by Barclays in October 2008. The amendment also provides that so long as any pre-purchased miles are outstanding, the Company will pay interest to Barclays on the outstanding dollar amount of the pre-purchased miles at the rate of LIBOR plus a margin. This transaction was treated as a financing transaction for accounting purposes using an effective interest rate commensurate with the Company’s credit rating.

The amendment to the co-branded credit card agreement provides that Barclays will compensate us for fees earned using pre-purchased miles. In addition, the amendment provides that for each month that certain conditions are met, Barclays will pre-purchase additional miles on a monthly basis in an amount equal to the difference between $200 million and the amount of unused miles then outstanding. The conditions include a requirement that the Company maintains an unrestricted cash balance, subject to certain circumstances, of at least $1.5 billion each month, which was reduced to $1.4 billion for January 2009 and $1.45 billion for

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

February 2009, with the unrestricted cash balance in all cases including certain fuel hedge collateral. The reductions addressed the impact on the Company’s unrestricted cash of its obligations to post significant amounts of collateral with its fuel hedging counterparties due to recent rapid declines in fuel prices.

Prior to the second anniversary of the date of the amendment, the $200 million cap on Barclays’ pre-purchase obligation may be reduced if certain conditions are not met. Commencing on that second anniversary, the $200 million cap will be reduced over a period of approximately two years until such time as no pre-purchased miles remain; however, the time of reduction of the cap may be accelerated if certain conditions are not met. The Company may repurchase any or all of the pre-purchased miles at any time, from time to time, without penalty.

Pursuant to the amendment to the co-branded credit card agreement, the expiration date of the agreement was extended to 2017.

(h)	On October 20, 2008, US Airways and Airbus entered into amendments to the A320 Family Aircraft Purchase Agreement, the A330 Aircraft Purchase Agreement, and the A350 XWB Purchase Agreement. In exchange for US Airways’ agreement to enter into these amendments, Airbus advanced US Airways $200 million in consideration of aircraft deliveries under the various related purchase agreements. Under the terms of each of the amendments, US Airways has agreed to maintain a level of unrestricted cash in the same amount required by the Citicorp credit facility. This transaction was treated as a financing transaction for accounting purposes using an effective interest rate commensurate with US Airways’ credit rating. There are no stated interest payments.

(i)	On September 30, 2005, US Airways Group issued $144 million aggregate principal amount of 7% Senior Convertible Notes due 2020 (the “7% Senior Convertible Notes”) for proceeds, net of expenses, of approximately $139 million. The 7% Senior Convertible Notes are US Airways Group’s senior unsecured obligations and rank equally in right of payment to its other senior unsecured and unsubordinated indebtedness and are effectively subordinated to its secured indebtedness to the extent of the value of assets securing such indebtedness. The 7% Senior Convertible Notes are fully and unconditionally guaranteed, jointly and severally and on a senior subordinated basis, by US Airways and AWA. The guarantees are the guarantors’ unsecured obligations and rank equally in right of payment to the other senior unsecured and unsubordinated indebtedness of the guarantors and are effectively subordinated to the guarantors’ secured indebtedness to the extent of the value of assets securing such indebtedness.

The 7% Senior Convertible Notes bear interest at the rate of 7% per year payable in cash semiannually in arrears on March 30 and September 30 of each year, beginning March 30, 2006. The 7% Senior Convertible Notes mature on September 30, 2020.

Holders may convert, at any time on or prior to maturity or redemption, any outstanding notes (or portions thereof) into shares of US Airways Group’s common stock, initially at a conversion rate of 41.4508 shares of US Airways Group’s common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $24.12 per share of US Airways Group’s common stock). If a holder elects to convert its notes in connection with certain specified fundamental changes that occur prior to October 5, 2015, the holder will be entitled to receive additional shares of US Airways Group’s common stock as a make whole premium upon conversion. In lieu of delivery of shares of US Airways Group’s common stock upon conversion of all or any portion of the notes, US Airways Group may elect to pay holders surrendering notes for conversion, cash or a combination of shares and cash.

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

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

(j)	In December 2004, deferred charges under US Airways’ maintenance agreements with GE Engine Services, Inc. were converted into an unsecured term note. Interest on the note accrues at LIBOR plus 4%, and became payable beginning in January 2008, with principal and interest payments due in 48 monthly installments through 2011. The outstanding balance on the note at December 31, 2008 was $39 million at an interest rate of 6.6%.

In October 2008, US Airways entered into a promissory note with GE Engine Services, Inc. pursuant to which maintenance payments up to $40 million due from October 2008 through March 2009 under US Airways’ Engine Service Agreement are deferred. Interest on the note accrues at 14%, and becomes payable beginning in April 2009, at which time principal and interest payments are due in 12 monthly installments. The deferred balance on the note at December 31, 2008 was $33 million.

(k)	The industrial development revenue bonds are due April 2023. Interest at 6.3% is payable semiannually on April 1 and October 1. The bonds are subject to optional redemption prior to the maturity date on or after April 1, 2008, in whole or in part, on any interest payment date at the following redemption prices: 102% on April 1 or October 1, 2008; 101% on April 1 or October 1, 2009; and 100% on April 1, 2010 and thereafter.

(l)	In connection with US Airways Group’s emergence from bankruptcy in September 2005, it reached a settlement with the Pension Benefit Guaranty Corporation (“PBGC”) related to the termination of three of its defined benefit pension plans. The settlement included the issuance of a $10 million note which matures in 2012 and bears interest at 6% payable annually in arrears.

Secured financings are collateralized by assets, primarily aircraft, engines, simulators, rotable aircraft parts and hangar and maintenance facilities. At December 31, 2008, the estimated maturities of long-term debt and capital leases are as follows (in millions):

2009	$372
2010	254
2011	373
2012	345
2013	208
Thereafter	2,601

$4,153

Certain of the Company’s long-term debt agreements contain minimum cash balance requirements and other covenants with which the Company was in compliance at December 31, 2008. Certain of the Company’s long-term debt agreements contain cross-default provisions, which may be triggered by defaults by US Airways or US Airways Group under other agreements relating to indebtedness.

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

5.	Income taxes

The Company accounts for income taxes using the asset and liability method. The Company files a consolidated federal income tax return with its wholly owned subsidiaries. The Company and its wholly owned subsidiaries allocate tax and tax items, such as net operating losses (“NOL”) and net tax credits, between members of the group based on their proportion of taxable income and other items. Accordingly, the Company’s tax expense is based on taxable income, taking into consideration allocated tax loss carryforwards/carrybacks and tax credit carryforwards.

The Company reported a loss for 2008, which increased its NOL, and has not recorded a tax provision for 2008. As of December 31, 2008, the Company has approximately $1.49 billion of gross NOL to reduce future federal taxable income. Of this amount, approximately $1.44 billion is available to reduce federal taxable income in the calendar year 2009. The NOL expires during the years 2022 through 2028. The Company’s deferred tax asset, which includes $1.41 billion of the NOL discussed above, has been subject to a full valuation allowance. The Company also has approximately $77 million of tax-effected state NOL as of December 31, 2008.

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

At December 31, 2008, the federal valuation allowance is $568 million, all of which will reduce future tax expense when recognized. The state valuation allowance is $82 million, of which $58 million was established through the recognition of tax expense. The remaining $24 million was established in purchase accounting. Effective January 1, 2009, the Company adopted SFAS No. 141R. In accordance with SFAS No. 141R, all future decreases in the valuation allowance established in purchase accounting will be recognized as a reduction of tax expense. In addition, the Company has $23 million and $2 million, respectively, of unrealized federal and state tax benefit related to amounts recorded in other comprehensive income.

Throughout 2006 and 2007, the Company utilized NOL that was generated by US Airways prior to the merger. Utilization of the NOL results in a corresponding decrease in the valuation allowance. As this valuation allowance was established through the recognition of tax expense, the decrease in valuation allowance offsets the Company’s tax provision dollar for dollar. The Company recognized $7 million and $85 million of non-cash tax expense for the years ended December 31, 2007 and 2006, respectively, as the Company utilized NOL that was generated by US Airways prior to the merger. As this was acquired NOL, the decrease in the valuation allowance associated with this NOL reduced goodwill instead of the provision for income taxes.

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

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

The components of the provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2008	2007	2006

Current provision:
Federal	$1	$1	$10
State	—	1	2

Total current	1	2	12
Deferred provision:
Federal	—	(1)	77
State	(1)	6	12

Total deferred	(1)	5	89

Provision for income taxes	$—	$7	$101

Income tax expense (benefit) differs from amounts computed at the federal statutory income tax rate as follows (in millions):

	Year Ended December 31,
	2008	2007	2006

Income tax expense (benefit) at the federal statutory income tax rate	$(773)	$152	$142
Book expenses not deductible for tax purposes	229	13	(4)
State income tax expense, net of federal income tax expense (benefit)	(30)	30	10
Change in valuation allowance	573	(186)	(67)
AMT provision	1	1	10
Other, net	—	(3)	10

Total	$—	$7	$101

Effective tax rate	—%	1.5%	24.9%

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2008 and 2007 are as follows (in millions):

	2008	2007

Deferred tax assets:
Net operating loss carryforwards	$546	$282
Property, plant and equipment	22	22
Investments	95	19
Financing transactions	25	18
Employee benefits	352	347
Dividend Miles awards	144	153
AMT credit carryforward	38	38
Other deferred tax assets	199	16
Valuation allowance	(650)	(77)

Net deferred tax assets	771	818

Deferred tax liabilities:
Depreciation and amortization	563	519
Sale and leaseback transactions and deferred rent	144	146
Leasing transactions	47	59
Long-lived intangibles	31	31
Other deferred tax liabilities	5	84

Total deferred tax liabilities	790	839

Net deferred tax liabilities	19	21

Less: current deferred tax liabilities	—	—

Non-current deferred tax liabilities	$19	$21

The reason for significant differences between taxable and pretax book income primarily relates to depreciation on fixed assets, employee pension and postretirement benefit costs, employee-related accruals and leasing transactions.

The Company files tax returns in the U.S. federal jurisdiction, and in various states and foreign jurisdictions. All federal and state tax filings for US Airways Group and its subsidiaries for fiscal years through December 31, 2007 have been timely filed. There are currently no federal audits and one state audit in process. The Company’s federal income tax year 2004 was closed by operation of the statute of limitations expiring, and there were no extensions filed. The Company is not currently under IRS examination. The Company files tax returns in 44 states, and its major state tax jurisdictions are Arizona, California, Pennsylvania and North Carolina. Tax years up to 2003 for these state tax jurisdictions are closed by operation of the statute of limitations expiring, and there were no extensions filed.

The Company believes that its income tax filing positions and deductions related to tax periods subject to examination will be sustained upon audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.”

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

6.	Risk management and financial instruments

The Company operates in an industry whose economic prospects are heavily dependent upon two variables it cannot control: the health of the economy and the price of fuel. Due to the discretionary nature of business and leisure travel spending, airline industry revenues are heavily influenced by the condition of the U.S. economy and the economies in other regions of the world. Unfavorable economic conditions may result in decreased passenger demand for air travel, which in turn could have a negative effect on the Company’s revenues. Similarly, the airline industry may not be able to sufficiently raise ticket prices to offset increases in aviation jet fuel prices. These factors could impact the Company’s results of operations, financial performance and liquidity.

(a)	Fuel Price Risk

Because the Company’s operations are dependent upon aviation fuel, significant increases in aviation fuel costs materially and adversely affect its liquidity, results of operations and financial condition. To manage the risk of changes in aviation fuel prices, the Company periodically enters into derivative contracts comprised of heating oil-based derivative instruments to hedge a portion of its projected jet fuel requirements. As of December 31, 2008, the Company had entered into no premium collars to hedge approximately 14% of its projected mainline and Express 2009 jet fuel requirements at a weighted average collar range of $3.41 to $3.61 per gallon of heating oil or $131.15 to $139.55 per barrel of estimated crude oil equivalent.

The fair value of the Company’s fuel hedging derivative instruments at December 31, 2008 was a liability of $375 million recorded in accounts payable. The fair value of the Company’s fuel hedging derivative instruments at December 31, 2007 was an asset of $121 million recorded in prepaid expenses and other. Refer to Note 7 for discussion on how the Company determines the fair value of its fuel hedging derivative instruments. The net change in the fair value from an asset of $121 million to a liability of $375 million represents the unrealized loss of $496 million for 2008. The unrealized loss was due to the significant decline in the price of oil in the latter part of 2008. The following table details the Company’s loss (gain) on fuel hedging instruments, net (in millions):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Realized loss (gain)	$(140)	$(58)	$9
Unrealized loss (gain)	496	(187)	70

Loss (gain) on fuel hedging instruments, net	$356	$(245)	$79

(b)	Credit Risk

Fuel Hedging

When the Company’s fuel hedging derivative instruments are in a net asset position, the Company is exposed to credit losses in the event of non-performance by counterparties to its fuel hedging derivatives. The amount of such credit exposure is limited to the unrealized gains, if any, on the Company’s fuel hedging derivatives. To manage credit risks, the Company carefully selects counterparties, conducts transactions with multiple counterparties which limits its exposure to any single counterparty, and monitors the market position of the program and its relative market position with each counterparty. The Company also maintains industry-standard security agreements with all of its counterparties which may require the counterparty to post collateral if the value of the fuel hedging derivatives exceeds specified thresholds related to the counterparty’s credit ratings.

When the Company’s fuel hedging derivative instruments are in a net liability position, the Company is exposed to credit risks related to the return of collateral in situations in which the Company has posted collateral with counterparties for unrealized losses. When possible, in order to mitigate this risk, the Company provides letters

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

of credit to certain counterparties in lieu of cash. At December 31, 2008, $185 million related to letters of credit collateralizing certain counterparties to the Company’s fuel hedging transactions is included in short-term restricted cash. In addition, at December 31, 2008, the Company had $276 million in cash deposits held by counterparties to its fuel hedging transactions. Since the third quarter of 2008, the Company has not entered into any new transactions as part of its fuel hedging program due to the impact collateral requirements could have on its liquidity resulting from the significant decline in the price of oil and counterparty credit risk arising from global economic uncertainty.

Further declines in heating oil prices would result in additional collateral requirements with the Company’s counterparties, unrealized losses on its existing fuel hedging derivative instruments and realized losses at the time of settlement of these fuel hedging derivative instruments.

Cash, Cash Equivalents and Investments in Marketable Securities

The Company invests available cash in money market securities and highly liquid debt instruments.

As of December 31, 2008, the Company held auction rate securities totaling $411 million at par value, which are classified as available for sale securities and noncurrent assets on the Company’s consolidated balance sheets. Contractual maturities for these auction rate securities range from eight to 44 years, with 62% of the Company’s portfolio maturing within the next ten years, 10% maturing within the next 20 years, 16% maturing within the next 30 years and 12% maturing thereafter through 2052. The interest rates are reset approximately every 28 days, except one security for which the auction process is currently suspended. Current yields range from 1.76% to 6.08%. With the liquidity issues experienced in the global credit and capital markets, all of the Company’s auction rate securities have experienced failed auctions since August 2007. The estimated fair value of these auction rate securities no longer approximates par value. However, the Company has not experienced any defaults and continues to earn and receive interest at the maximum contractual rates. See Note 7 for discussion on how the Company determines the fair value of its investments in auction rate securities.

At December 31, 2007, the $411 million par value auction rate securities had a fair value of $353 million, a $58 million decline from par. Of this decline in fair value, $48 million was deemed temporary and an unrealized loss in this amount was recorded to other comprehensive income. The Company concluded $10 million of the decline was an other than temporary impairment as a single security with subprime exposure experienced a severe decline in fair value during the period. Accordingly, the $10 million impairment charge was recorded to other nonoperating expense, net in the fourth quarter of 2007.

At December 31, 2008, the fair value of the Company’s auction rate securities was $187 million, representing a decline in fair value of $166 million from December 31, 2007. The decline in fair value was caused by the significant deterioration in the financial markets in 2008. The Company concluded that the 2008 decline in fair value of $166 million as well as the previously deemed temporary declines recorded to other comprehensive income of $48 million were now other than temporary. The Company’s conclusion for the other than temporary impairment was due to the length of time and extent to which the fair value has been less than cost for certain securities. All of these securities have experienced failed auctions for a period greater than one year, and there has been no recovery in their fair value. Accordingly, the Company recorded $214 million in impairment charges in other nonoperating expense, net related to the other than temporary impairment of its auction rate securities. The Company continues to monitor the market for auction rate securities and consider its impact (if any) on the fair value of its investments. If the current market conditions deteriorate further, the Company may be required to record additional impairment charges in other nonoperating expense, net in future periods.

Accounts Receivable

As of December 31, 2008, most of the Company’s receivables related to tickets sold to individual passengers through the use of major credit cards or to tickets sold by other airlines and used by passengers on US Airways or its

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

regional airline affiliates. These receivables are short-term, mostly being settled within seven days after sale. Bad debt losses, which have been minimal in the past, have been considered in establishing allowances for doubtful accounts. The Company does not believe it is subject to any significant concentration of credit risk.

(c)	Interest Rate Risk

The Company has exposure to market risk associated with changes in interest rates related primarily to its variable rate debt obligations. Interest rates on $2.8 billion principal amount of long-term debt as of December 31, 2008 are subject to adjustment to reflect changes in floating interest rates. The weighted average effective interest rate on the Company’s variable rate debt was 4.33% at December 31, 2008.

The fair value of the Company’s long-term debt was approximately $3.31 billion and $3.23 billion at December 31, 2008 and 2007, respectively. The fair values were estimated using quoted market prices where available. For long-term debt not actively traded, fair values were estimated using a discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

7.	Fair value measurements

As described in Note 1(s), the Company adopted SFAS No. 157 on January 1, 2008. SFAS No. 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1.	Observable inputs such as quoted prices in active markets;

Level 2.	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets measured at fair value on a recurring basis are as follows (in millions):

		Quoted Prices in	Significant Other	Significant
	Fair Value	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs	Valuation
	2008	(Level 1)	(Level 2)	(Level 3)	Technique

Investments in marketable securities (noncurrent)	$187	$—	$—	$187	(1)
Fuel hedging derivatives	(375)	—	(375)	—	(2)

(1)	The Company estimated the fair value of these auction rate securities based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, passing a future auction, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions. Refer to Note 6(b) for further discussion of the Company’s investments in marketable securities.

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

(2)	Since the Company’s fuel hedging derivative instruments are not traded on a market exchange, the fair values are determined using valuation models which include assumptions about commodity prices based on those observed in the underlying markets. The fair value of fuel hedging derivatives is recorded in accounts payable on the consolidated balance sheets. Refer to Note 6(a) for further discussion of the Company’s fuel hedging derivatives.

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (in millions):

Investments in
Marketable
Securities
(Noncurrent)

Balance at December 31, 2007	$353
Losses deemed to be other than temporary reclassified from other comprehensive income to other nonoperating expense, net	48
Impairment losses included in other nonoperating expense, net	(214)

Balance at December 31, 2008	$187

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

8.	Employee pension and benefit plans

Substantially all of the Company’s employees meeting certain service and other requirements are eligible to participate in various pension, medical, dental, life insurance, disability and survivorship plans.

(a)	Defined Benefit and Other Postretirement Benefit Plans

The following table sets forth changes in the fair value of plan assets, benefit obligations and the funded status of the plans and the amounts recognized in the Company’s consolidated balance sheets as of December 31, 2008 and 2007 (in millions).

	Defined Benefit Pension Plans(1)		Other Postretirement Benefits
	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007

Fair value of plan assets at beginning of period	$46	$45	$—	$—
Actual return on plan assets	(13)	3	—	—
Employer contributions	2	1	15	24
Plan participants’ contributions	—	—	23	29
Gross benefits paid	(2)	(3)	(38)	(53)

Fair value of plan assets at end of period	33	46	—	—

Benefit obligation at beginning of period	50	59	163	220
Service cost	1	2	2	3
Interest cost	3	3	9	12
Plan participants’ contributions	—	—	23	29
Actuarial (gain) loss	8	(7)	(33)	(48)
Curtailments(2)	—	(5)	—	—
Gross benefits paid	(3)	(2)	(38)	(53)
SFAS No. 158 adoption	—	—	(4)	—

Benefit obligation at end of period	59	50	122	163

Funded status of the plan	(26)	(4)	(122)	(163)
Contributions for October to December	—	—	—	6

Liability recognized in consolidated balance sheet	$(26)	$(4)	$(122)	$(157)

Net actuarial loss (gain) recognized in accumulated other comprehensive income	$15	$(9)	$(80)	$(49)

(1)	The Company maintains two defined benefit pension plans sponsored by Piedmont. Piedmont closed one plan to new participants in 2002 and froze the accrued benefits for the other plan for all participants in 2003. The aggregate accumulated benefit obligations, projected benefit obligations and plan assets were $54 million, $59 million and $33 million, as of December 31, 2008 and $46 million, $50 million and $46 million, as of December 31, 2007, respectively.

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

(2)	For the year ended December 31, 2007, the Company recognized a $5 million curtailment gain related to the elimination of a social security supplemental benefit as a result of the federally mandated change in the pilot retirement age from age 60 to 65.

Defined benefit plans are measured as of December 31, 2008 and 2007. As described in Note 1(s), the Company adopted the measurement provisions of SFAS No. 158 on January 1, 2008. The change in the Company’s other postretirement benefit obligation reflects a $4 million reduction for the adoption of SFAS No. 158 which includes $6 million of benefit payments, offset by $2 million of net periodic benefit costs for the period between the measurement date utilized in 2007, September 30, and the beginning of 2008. The $2 million of net periodic benefit costs was recorded as an adjustment to accumulated deficit.

The following table presents the weighted average assumptions used to determine benefit obligations:

	Defined Benefit Pension Plans		Other Postretirement Benefits
	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007

Discount rate	5.5%	6%	5.98%	5.94%
Rate of compensation increase	4%	4%	—	—

As of December 31, 2008 and 2007, the Company discounted its pension obligations based on the current rates earned on high quality Aa rated long-term bonds.

The Company assumed discount rates for measuring its other postretirement benefit obligations, based on a hypothetical portfolio of high quality publicly traded U.S. bonds (Aa rated, non-callable or callable with make-whole provisions), for which the timing and cash outflows approximate the estimated benefit payments of the other postretirement benefit plans.

As of December 31, 2008, the assumed health care cost trend rates are 9% in 2009 and 8% in 2010, decreasing to 5.5% in 2015 and thereafter. As of September 30, 2007, the assumed health care cost trend rates are 10% in 2008 and 9% in 2009, decreasing to 5.5% in 2013 and thereafter. The assumed health care cost trend rates could have a significant effect on amounts reported for retiree health care plans. A one-percentage point change in the health care cost trend rates would have the following effects on other postretirement benefits as of December 31, 2008 (in millions):

	1% Increase	1% Decrease

Effect on total service and interest costs	$1	$(1)
Effect on postretirement benefit obligation	6	(5)

Weighted average assumptions used to determine net periodic benefit cost were as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefits
	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007

Discount rate	6%	5.75%	5.94%	5.67%
Expected return on plan assets	8%	8%	—	—
Rate of compensation increase	4%	4%	—	—

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

Components of the net and total periodic cost for pension and other postretirement benefits are as follows (in millions):

	Defined Benefit Pension Plans		Other Postretirement Benefits
	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007

Service cost	$1	$2	$2	$3
Interest cost	3	3	9	12
Expected return on plan assets	(4)	(3)	—	—
Amortization of actuarial gain	—	—	(2)	—

Total periodic costs	$—	$2	$9	$15

In 2009, the Company expects to contribute $14 million to its other postretirement plans. No contributions are expected in 2009 for the Company’s defined benefit plans. The following benefits, which reflect expected future service, as appropriate, are expected to be paid from the defined benefit and other postretirement plans (in millions):

		Other
		Postretirement
	Defined Benefit	Benefits before
	Pension Plans	Medicare Subsidy	Medicare Subsidy

2009	$2	$14	$—
2010	2	12	—
2011	2	12	—
2012	2	11	—
2013	2	12	—
2014 to 2018	13	60	2

The Company assumed that its pension plans’ assets would generate a long-term rate of return of 8% at December 31, 2008. The expected long-term rate of return assumption was developed by evaluating input from the plans’ investment consultants, including their review of asset class return expectations and long-term inflation assumptions.

The weighted average asset allocation as of December 31 by asset category is as follows:

	2008	2007

Equity securities	69%	69%
Debt securities	30	30
Other	1	1

Total	100%	100%

The Company’s targeted asset allocation as of December 31, 2008 is approximately 65% equity securities and 35% debt securities. The Company believes that its long-term asset allocation on average will approximate the targeted allocation. The Company regularly reviews its actual asset allocation and periodically rebalances its investments to its targeted allocation when considered appropriate.

(b)	Defined Contribution Plans

The Company sponsors several defined contribution plans which cover a majority of its employee groups. The Company makes contributions to these plans based on the individual plan provisions, including an employer non-discretionary contribution and an employer match. These contributions are generally made based upon eligibility,

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

eligible earnings and employee group. Expenses related to these plans were $96 million, $81 million and $92 million for the years ended December 31, 2008, 2007, and 2006, respectively.

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

Most non-executive employees of US Airways are eligible to participate in the 2005 Profit Sharing Plan, an annual bonus program. Annual bonus awards are paid from a profit-sharing pool equal to (i) ten percent of the annual profits of US Airways Group (excluding unusual items) for pre-tax profit margins up to ten percent, plus (ii) 15% of the annual profits of US Airways Group (excluding unusual items) for pre-tax profit margins greater than ten percent. Awards are paid as a lump sum no later than March 15 after the end of each fiscal year. The Company recorded no amounts in 2008 for profit sharing as the Company had a net loss in 2008 excluding unusual items and recorded $49 million and $59 million for profit sharing in 2007 and 2006, respectively, which is recorded in salaries and related costs.

9.	Commitments and contingencies

(a)	Commitments to Purchase Flight Equipment and Maintenance Services

Aircraft and Engine Purchase Commitments

During 2008, the Company took delivery of 14 Embraer 190 aircraft under its Amended and Restated Purchase Agreement with Embraer, which it financed through an existing facility agreement. As of December 31, 2008, the Company has no remaining firm orders with Embraer. Under the terms of the Amended and Restated Purchase Agreement, the Company has 32 additional Embraer 190 aircraft on order, which are conditional and subject to its notification to Embraer. In 2008, the Company amended the Amended and Restated Purchase Agreement to revise the delivery schedule for these 32 additional Embraer 190 aircraft.

In 2007, US Airways and Airbus executed definitive purchase agreements for the acquisition of 97 aircraft, including 60 single-aisle A320 family aircraft and 37 widebody aircraft (comprised of 22 A350 XWB aircraft and 15 A330-200 aircraft). These were in addition to orders for 37 single-aisle A320 family aircraft from a previous Airbus purchase agreement. In 2008, US Airways and Airbus entered into Amendment No. 1 to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement. The amendment provides for the conversion of 13 A319 aircraft to A320 aircraft, one A319 aircraft to an A321 aircraft and 11 A320 aircraft to A321 aircraft for deliveries during 2009 and 2010.

Deliveries of the A320 family aircraft commenced during 2008 with the delivery of five A321 aircraft, which were financed through an existing facility agreement. Deliveries of the A320 family aircraft will continue in 2009 through 2012. Deliveries of the A330-200 aircraft will begin in 2009. In 2008, US Airways amended the terms of the A350 XWB Purchase Agreement for deliveries of the 22 firm order A350 XWB aircraft to begin in 2015 rather than 2014 and extending through 2018.

In 2007, US Airways agreed to terms with an aircraft lessor to lease two used A330-200 aircraft. In 2008, US Airways terminated the two leases and did not take delivery of the two used A330-200 aircraft. Related to this termination, US Airways recorded a $2 million lease cancellation charge.

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

In 2008, US Airways executed purchase agreements for the purchase of eight new IAE V2500-A5 spare engines scheduled for delivery through 2014 for use on the Airbus A320 family fleet, three new Trent 700 spare engines scheduled for delivery through 2011 for use on the Airbus A330-200 fleet and three new Trent XWB spare engines scheduled for delivery in 2015 through 2017 for use on the Airbus A350 XWB aircraft.

Under all of the Company’s aircraft and engine purchase agreements, the Company’s total future commitments as of December 31, 2008 are expected to be approximately $6.83 billion through 2018 as follows: $1.31 billion in 2009, $1.34 billion in 2010, $1.29 billion in 2011, $768 million in 2012, $36 million in 2013 and $2.09 billion thereafter, which includes predelivery deposits and payments. The Company expects to fund these payments through future financings.

Engine Maintenance Commitments

In connection with the merger, US Airways and AWA restructured their rate per engine hour agreements with General Electric Engine Services for overhaul maintenance services. Under the restructured agreements, the minimum monthly payment on account of accrued engine flight hours for both of the agreements together will equal $3 million as long as both agreements remain in effect through October 2009. In September 2007, all engines covered under the AWA agreement were transferred to the US Airways agreement, and the AWA agreement was terminated. The minimum monthly payment of $3 million remains unchanged.

(b)	Leases

The Company leases certain aircraft, engines, and ground equipment, in addition to the majority of its ground facilities and terminal space. As of December 31, 2008, the Company had 343 aircraft under operating leases, with remaining terms ranging from one month to approximately 15 years. Ground facilities include executive offices, maintenance facilities and ticket and administrative offices. Public airports are utilized for flight operations under lease arrangements with the municipalities or agencies owning or controlling such airports. Substantially all leases provide that the lessee must pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. Some leases also include renewal and purchase options.

As of December 31, 2008, obligations under noncancellable operating leases for future minimum lease payments were as follows (in millions):

2009	$1,075
2010	976
2011	851
2012	770
2013	629
Thereafter	3,227

Total minimum lease payments	$7,528

For the years ended December 31, 2008, 2007 and 2006, rental expense under operating leases was $1.33 billion, $1.29 billion and $1.29 billion, respectively.

(c)	Off-balance Sheet Arrangements

US Airways has obligations with respect to pass through trust certificates, or EETCs, issued by pass through trusts to cover the financing of 19 owned aircraft, 116 leased aircraft and three leased engines. These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of aircraft. Rather than finance each aircraft separately when such aircraft is purchased or delivered, these trusts allowed US Airways to raise the financing for several aircraft at one time and place such funds in escrow pending the purchase or delivery of the

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

relevant aircraft. The trusts were also structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to US Airways.

Each trust covered a set amount of aircraft scheduled to be delivered within a specific period of time. At the time of each covered aircraft financing, the relevant trust used the funds in escrow to purchase equipment notes relating to the financed aircraft. The equipment notes were issued, at US Airways’ election in connection with a mortgage financing of the aircraft or by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leased the aircraft to US Airways. In both cases, the equipment notes are secured by a security interest in the aircraft. The pass through trust certificates are not direct obligations of, nor are they guaranteed by, the Company or US Airways. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of US Airways. As of December 31, 2008, $540 million associated with these mortgage financings is reflected as debt in the accompanying consolidated balance sheet.

With respect to leveraged leases, US Airways evaluated whether the leases had characteristics of a variable interest entity as defined by FIN No. 46(R). US Airways concluded the leasing entities met the criteria for variable interest entities. US Airways then evaluated whether or not it was the primary beneficiary by evaluating whether or not it was exposed to the majority of the risks (expected losses) or whether it receives the majority of the economic benefits (expected residual returns) from the trusts’ activities. US Airways does not provide residual value guarantees to the bondholders or equity participants in the trusts. Each lease does have a fixed price purchase option that allows US Airways to purchase the aircraft near the end of the lease term. However, the option price approximates an estimate of the aircraft’s fair value at the option date. Under this feature, US Airways does not participate in any increases in the value of the aircraft. US Airways concluded it was not the primary beneficiary under these arrangements. Therefore, US Airways accounts for its EETC leverage lease financings as operating leases under the criteria of SFAS No. 13, “Accounting for Leases.” US Airways’ total obligations under these leveraged lease financings are $3.57 billion as of December 31, 2008, which are included in the future minimum lease payments table in (b) above.

(d)	Regional Jet Capacity Purchase Agreements

US Airways has entered into capacity purchase agreements with certain regional jet operators. The capacity purchase agreements provide that all revenues (passenger, mail and freight) go to US Airways. In return, US Airways agrees to pay predetermined fees to the regional airlines for operating an agreed upon number of aircraft, without regard to the number of passengers onboard. In addition, these agreements provide that certain variable costs, such as airport landing fees and passenger liability insurance, will be reimbursed 100% by US Airways. US Airways controls marketing, scheduling, ticketing, pricing and seat inventories. The regional jet capacity purchase agreements have expirations from 2012 to 2020 and provide for optional extensions at US Airways’ discretion. The future minimum noncancellable commitments under the regional jet capacity purchase agreements are $1.01 billion in 2009, $1.01 billion in 2010, $1.03 billion in 2011, $902 million in 2012, $731 million in 2013 and $2.71 billion thereafter.

Certain entities with which US Airways has capacity purchase agreements are considered variable interest entities under FIN No. 46(R). In connection with its restructuring and emergence from bankruptcy, US Airways contracted with Air Wisconsin and Republic Airways to purchase a significant portion of these companies’ regional jet capacity for a period of ten years. US Airways has determined that it is not the primary beneficiary of these variable interest entities, based on cash flow analyses. Additionally, US Airways has analyzed the arrangements with other carriers with which US Airways has long-term capacity purchase agreements and has concluded it is not required to consolidate any of the entities.

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

US Airways guarantees the payment of principal and interest on certain special facility revenue bonds issued by municipalities to build or improve certain airport and maintenance facilities which are leased to US Airways. Under such leases, US Airways is required to make rental payments through 2023, sufficient to pay maturing principal and interest payments on the related bonds. As of December 31, 2008, the principal amount outstanding on these bonds was $90 million. Remaining lease payments guaranteeing the principal and interest on these bonds are $145 million.

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

The Company is the lessee under many aircraft financing agreements (including leveraged lease financings of aircraft under pass through trusts). It is common in such transactions for the Company as the lessee to agree to indemnify the lessor and other related third parties for the manufacture, design, ownership, financing, use, operation and maintenance of the aircraft, and for tort liabilities that arise out of or relate to the Company’s use or occupancy of the leased asset. In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by their gross negligence or willful misconduct. In aircraft financing agreements structured as leverage leases, the Company typically indemnifies the lessor with respect to adverse changes in U.S. tax laws.

US Airways has long-term operating leases at a number of airports, including leases where US Airways is also the guarantor of the underlying debt. Such leases are typically with municipalities or other governmental entities. The arrangements are not required to be consolidated based on the provisions of FIN No. 46(R).

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

10.	Other comprehensive income (loss)

The Company’s other comprehensive income (loss) consisted of the following (in millions):

	Year Ended December 31,
	2008	2007	2006

Net income (loss)	$(2,210)	$427	$304
Unrealized losses on available for sale securities	—	(48)	—
Recognition of previous unrealized losses now deemed other than temporary	48	—	—
Adjustment to initially apply the recognition provisions of SFAS No. 158	—	—	3
Actuarial gains associated with pension and other postretirement benefits, net of current period amortization	7	55	—

Total comprehensive income (loss)	$(2,155)	$434	$307

The components of accumulated other comprehensive income (loss) were as follows (in millions):

	December 31,	December 31,
	2008	2007

Accumulated net unrealized losses on available for sale securities	$—	$(48)
Adjustment to initially apply the recognition provisions of SFAS No. 158	3	3
Actuarial gains associated with pension and other postretirement benefits, net of amortization	62	55

Accumulated other comprehensive income	$65	$10

The accumulated other comprehensive income is not presented net of tax as any tax effects resulting from the items above have been immediately offset by the recording of a valuation allowance through the same financial statement caption.

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

11.	Supplemental cash flow information

Supplemental disclosure of cash flow information and non-cash investing and financing activities were as follows (in millions):

	Year Ended December 31,
	2008	2007	2006

Non-cash transactions:
Interest payable converted to debt	$7	$—	$—
Maintenance payable converted to debt	33	—	—
Unrealized loss on available for sale securities	—	48	—
Conversion of 7% convertible notes into common stock	—	—	70
Conversion of 7.5% convertible senior notes, net of discount of $17 million to common stock	—	—	95
Notes payable canceled under the aircraft purchase agreement	—	—	4
Equipment purchases financed by capital lease	—	—	3
Cash transactions:
Interest paid, net of amounts capitalized	216	248	264
Income taxes paid	1	4	12

12.	Related party transactions

Richard A. Bartlett, a member of the Company’s board of directors until June 2008, is a greater than 10% owner of Air Wisconsin. US Airways and Air Wisconsin also entered into a regional jet services agreement under which Air Wisconsin may, but is not required to, provide regional jet service under a US Airways Express code share arrangement. On April 8, 2005, Air Wisconsin notified the Company of its intention to deploy 70 regional jets, the maximum number provided for in the agreement, into the US Airways Express network. The amount paid to Air Wisconsin in 2008 was approximately $344 million. Mr. Bartlett became a member of the board of directors pursuant to certain stockholder agreements, which by their terms expired in June 2008.

Edward L. Shapiro, a member of the Company’s board of directors until June 2008, is a Vice President and partner of PAR Capital Management, the general partner of PAR. PAR received 10,768,485 shares of US Airways Group common stock, including shares received pursuant to Participation Agreements with America West Holdings, for a total investment of $160 million at the time of the merger. As of December 31, 2007, PAR has sold substantially all of its investment in the Company. Mr. Shapiro became a member of the board of directors pursuant to certain stockholder agreements, which by their terms expired in June 2008.

13.	Operating segments and related disclosures

The Company is managed as a single business unit that provides air transportation for passengers and cargo. This allows it to benefit from an integrated revenue pricing and route network that includes US Airways, Piedmont, PSA and third-party carriers that fly under capacity purchase or prorate agreements as part of the Company’s Express operations. The flight equipment of all these carriers is combined to form one fleet that is deployed through a single route scheduling system. When making resource allocation decisions, the chief operating decision maker evaluates flight profitability data, which considers aircraft type and route economics, but gives no weight to the financial impact of the resource allocation decision on an individual carrier basis. The objective in making resource allocation decisions is to maximize consolidated financial results, not the individual results of US Airways, Piedmont and PSA.

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

Information concerning operating revenues in principal geographic areas is as follows (in millions):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

United States	$9,659	$9,582	$9,397
Foreign	2,459	2,118	2,160

Total	$12,118	$11,700	$11,557

The Company attributes operating revenues by geographic region based upon the origin and destination of each flight segment. The Company’s tangible assets consist primarily of flight equipment, which are mobile across geographic markets and, therefore, have not been allocated.

14.	Stockholders’ equity

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

15.	Stock-based compensation

In June 2008, the stockholders of the Company approved the 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan replaces and supersedes the 2005 Equity Incentive Plan (the “2005 Plan”). No additional awards will be made under the 2005 Plan, although outstanding awards previously made under the 2005 Plan will continue to be governed by the terms and conditions of the 2005 Plan. Any shares subject to an award under the 2005 Plan outstanding as of the date on which the 2008 Plan was approved by the Board that expire, are forfeited or otherwise terminate unexercised will increase the shares reserved for issuance under the 2008 Plan by (i) one share for each share of stock issued pursuant to a stock option and stock appreciation right and (ii) three shares for each share of stock issued pursuant to a restricted stock unit, which corresponds to the reduction originally made with respect to each award in the 2005 Plan.

The 2008 Plan authorizes the grant of awards for the issuance of up to a maximum of 6,700,000 shares of the Company’s common stock. Awards may be in the form of performance grants, bonus awards, performance shares, restricted stock awards, vested shares, restricted stock units, vested units, incentive stock options, nonstatutory stock options and stock appreciation rights. The number of shares of the Company’s common stock available for issuance under the 2008 Plan is reduced by (i) one share for each share of stock issued pursuant to a stock option or a stock appreciation right, and (ii) one and one-half (1.5) shares for each share of stock issued pursuant to all other stock awards. Stock awards that are terminated, forfeited or repurchased result in an increase in the share reserve of the 2008 Plan corresponding to the reduction originally made in respect of the award. Any shares of the Company’s stock tendered or exchanged by a participant as full or partial payment to the Company of the exercise price under an option and any shares retained or withheld by the Company in satisfaction of an employee’s obligations to pay applicable withholding taxes with respect to any award will not be available for reissuance, subjected to new awards or otherwise used to increase the share reserve under the 2008 Plan. The cash proceeds from option exercises will not be used to repurchase shares on the open market for reuse under the 2008 Plan.

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company’s net income (loss) for the years ended December 31, 2008, 2007 and 2006 includes $34 million, $32 million and $34 million, respectively, of compensation costs related to share-based payments. Upon adoption of SFAS No. 123R, “Share-Based Payment,” the Company recorded a cumulative benefit from the accounting change of $1 million, which reflects the impact of estimating future forfeitures for previously recognized compensation expense. No income tax effect related to share-based payments or cumulative effect has been recorded as the effects have been immediately offset by the recording of a valuation allowance through the same financial statement caption.

Restricted Stock Unit Awards — As of December 31, 2008, the Company has outstanding restricted stock unit awards (“RSUs”) with service conditions (vesting periods) and RSUs with service and performance conditions (which the performance condition of obtaining a combined operating certificate for AWA and US Airways was met on September 26, 2007). SFAS No. 123R requires that the grant-date fair value of RSUs be equal to the market price of the underlying shares of common stock on the date of grant if vesting is based on a service or a performance condition. The grant-date fair value of RSU awards that are subject to both a service and a performance condition are being expensed over the vesting period, as the performance condition has been met. Vesting periods for RSU awards range from three to four years. RSUs are classified as equity awards.

RSU award activity for the years ending December 31, 2008, 2007 and 2006 is as follows (shares in thousands):

		Weighted
	Number of	Average Grant-
	Shares	Date Fair Value

2005 Equity Incentive Plan
Nonvested balance at December 31, 2005	687	$26.17
Granted	254	38.55
Vested and released	(75)	42.38
Forfeited	(52)	24.85

Nonvested balances at December 31, 2006	814	$28.63
Granted	242	41.51
Vested and released	(446)	29.85
Forfeited	(18)	31.26

Nonvested balance at December 31, 2007	592	$32.91
Granted	535	9.02
Vested and released	(390)	29.07
Forfeited	(32)	23.15

Nonvested balance at December 31, 2008	705	$17.36

2008 Equity Incentive Plan
Nonvested balance at December 31, 2007	—	$—
Granted	19	7.52
Vested and released	—	—
Forfeited	—	—

Nonvested balance at December 31, 2008	19	$7.52

As of December 31, 2008, there were $8 million of total unrecognized compensation costs related to RSUs. These costs are expected to be recognized over a weighted average period of 1.1 years. The total fair value of RSUs vested during 2008, 2007 and 2006 was $3 million, $14 million and $3 million, respectively.

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

Stock Options and Stock Appreciation Rights — Stock options and stock appreciation rights (“SARs”) are granted with an exercise price equal to the underlying common stock’s fair market value at the date of each grant, generally become exercisable over a three to four year period and expire if unexercised at the end of their term, which ranges from seven to ten years. Stock options and SARs are classified as equity awards. The exercise of SARs will be settled with the issuance of shares of the Company’s common stock.

Stock option and SARs activity for the years ending December 31, 2008, 2007 and 2006 is as follows (stock options and SARs in thousands):

			Weighted
			Average
	Stock	Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	and SARs	Exercise Price	(years)	Intrinsic Value
				(In millions)

1994 Incentive Equity Plan
Balance at December 31, 2005	1,267	$38.28
Granted	—	—
Exercised	(455)	23.64
Forfeited	—	—
Expired	(62)	50.93

Balance at December 31, 2006	750	$46.10
Granted	—	—
Exercised	(30)	40.93
Forfeited	—	—
Expired	(75)	46.38

Balance at December 31, 2007	645	$46.30
Granted	—	—
Exercised	(2)	9.21
Forfeited	—	—
Expired	(244)	55.35

Balance at December 31, 2008	399	$40.96	1.04	$—
Vested or expected to vest at December 31, 2008	399	$40.96	1.04	$—
Exercisable at December 31, 2008	399	$40.96	1.04	$—
2002 Incentive Equity Plan
Balance at December 31, 2005	2,048	$16.98
Granted	—	—
Exercised	(1,250)	16.12
Forfeited	—	—
Expired	—	—

Balance at December 31, 2006	798	$18.33
Granted	—	—
Exercised	(36)	14.36
Forfeited	—	—
Expired	—	—

Balance at December 31, 2007	762	$18.52
Granted	—	—
Exercised	(2)	6.42
Forfeited	—	—
Expired	(23)	25.08

Balance at December 31, 2008	737	$18.34	4.95	$—
Vested or expected to vest at December 31, 2008	735	$18.33	4.95	$—
Exercisable at December 31, 2008	686	$18.15	4.83	$—

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

			Weighted
			Average
	Stock	Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	and SARs	Exercise Price	(years)	Intrinsic Value
				(In millions)

2005 Equity Incentive Plan
Balance at December 31, 2005	1,973	$23.15
Granted	1,310	40.30
Exercised	(701)	24.49
Forfeited	(87)	30.34
Expired	—	—

Balance at December 31, 2006	2,495	$31.53
Granted	1,123	42.23
Exercised	(92)	29.74
Forfeited	(93)	35.00
Expired	(63)	37.48

Balance at December 31, 2007	3,370	$34.96
Granted	1,959	9.11
Exercised	(5)	8.84
Forfeited	(200)	30.18
Expired	(218)	32.76

Balance at December 31, 2008	4,906	$24.93	8.02	$—
Vested or expected to vest at December 31, 2008	4,720	$25.28	7.96	$—
Exercisable at December 31, 2008	2,100	$31.94	7.04	$—
2008 Equity Incentive Plan
Balance at December 31, 2007	—	$—
Granted	2,389	6.64
Exercised	—	—
Forfeited	(56)	6.70
Expired	—	—

Balance at December 31, 2008	2,333	$6.64	6.63	$3
Vested or expected to vest at December 31, 2008	2,104	$6.64	6.63	$2
Exercisable at December 31, 2008	5	$6.70	6.59	$—

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

The per share weighted-average grant-date fair value of stock options and SARs granted and the weighted-average assumptions used for the years ended December 31, 2008, 2007 and 2006 were as follows:

	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Weighted average fair value	$3.28	$16.57	$16.77
Risk free interest rate	2.5%	4.5%	4.8%
Expected dividend yield	—	—	—
Expected life	3.0 years	3.0 years	2.9 years
Volatility	62%	52%	57%

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2008, there were $20 million of total unrecognized compensation costs related to stock options and SARs. These costs are expected to be recognized over a weighted average period of 1.3 years.

The total intrinsic value of stock options and SARs exercised during the years ended December 31, 2008, 2007 and 2006 was $0.1 million, $4 million and $68 million, respectively. Cash received from stock option and SAR exercises during the years ended December 31, 2008, 2007 and 2006 was $0.1 million, $2 million and $31 million, respectively.

Agreements with the Air Line Pilots Association (“ALPA”) — US Airways Group and US Airways have a letter of agreement with ALPA, the US Airways’ pilot union through April 18, 2008, that provides that US Airways’ pilots designated by ALPA receive stock options to purchase 1.1 million shares of the Company’s common stock. The first tranche of 500,000 stock options was granted on January 31, 2006 with an exercise price of $33.65. The second tranche of 300,000 stock options was granted on January 31, 2007 with an exercise price of $56.90. The third and final tranche of 300,000 stock options was granted on January 31, 2008 with an exercise price of $12.50. The stock options granted to ALPA pilots do not reduce the shares available for grant under any equity incentive plan. Any of these ALPA stock options that are forfeited or that expire without being exercised will not become available for grant under any of the Company’s plans.

The per share fair value of the ALPA pilot stock options and assumptions used for the January 31, 2008, 2007 and 2006 grants were as follows:

	January 31,	January 31,	January 31,
	2008	2007	2006

Per share fair value	$3.02	$18.02	$17.11
Risk free interest rate	2.2%	4.9%	4.4%
Expected dividend yield	—	—	—
Contractual term	2.0 years	2.0 years	5.0 years
Volatility	55%	53%	70%

As of December 31, 2008, there were no unrecognized compensation costs related to stock options granted to ALPA pilots as the stock options were fully vested on the grant date. No ALPA stock options were exercised in 2008. There were 25,029 and 315,390 ALPA stock options exercised during 2007 and 2006, respectively, pursuant to this agreement. The total intrinsic value of ALPA stock options exercised during 2007 and 2006 was $1 million and $5 million, respectively. Cash received from ALPA stock options exercised during the years ended December 31, 2007 and 2006 totaled $1 million and $10 million, respectively.

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

16.	Valuation and qualifying accounts (in millions)

	Balance at			Balance at
	Beginning			End
Description	of Period	Additions	Deductions	of Period

Allowance for doubtful receivables:
Year ended December 31, 2008	$4	$10	$8	$6

Year ended December 31, 2007	$8	$9	$13	$4

Year ended December 31, 2006	$10	$7	$9	$8

Allowance for inventory obsolescence:
Year ended December 31, 2008	$40	$21	$10	$51

Year ended December 31, 2007	$30	$12	$2	$40

Year ended December 31, 2006	$24	$10	$4	$30

Valuation allowance on deferred tax asset, net:
Year ended December 31, 2008	$77	$573	$—	$650

Year ended December 31, 2007	$263	$—	$186	$77

Year ended December 31, 2006	$446	$—	$183	$263

17.	Selected quarterly financial information (unaudited)

Summarized quarterly financial information for 2008 and 2007 is as follows (in millions):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2008
Operating revenues	$2,840	$3,257	$3,261	$2,761
Operating expenses	3,036	3,793	3,950	3,139
Operating loss	(196)	(536)	(689)	(378)
Nonoperating expenses, net	(40)	(31)	(173)	(166)
Income tax provision (benefit)	—	—	3	(3)
Net loss	(236)	(567)	(865)	(541)
Loss per common share:
Basic:	$(2.56)	$(6.16)	$(8.45)	$(4.74)
Diluted:	$(2.56)	$(6.16)	$(8.45)	$(4.74)
Shares used for computation (in thousands):
Basic	92,023	92,137	102,406	114,106
Diluted	92,023	92,137	102,406	114,106
2007
Operating revenues	$2,732	$3,155	$3,036	$2,776
Operating expenses	2,616	2,866	2,834	2,850
Operating income (loss)	116	289	202	(74)
Nonoperating expenses, net	(47)	(18)	(21)	(13)
Income tax provision (benefit)	3	8	4	(8)
Net income (loss)	66	263	177	(79)
Earnings (loss) per common share:
Basic:	$0.73	$2.88	$1.93	$(0.87)
Diluted:	$0.70	$2.77	$1.87	$(0.87)
Shares used for computation (in thousands):
Basic	91,363	91,477	91,542	91,761
Diluted	96,223	95,613	95,492	91,761

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

18.	Subsequent events

On January 15, 2009, US Airways flight 1549 was involved in an accident in New York that resulted in the aircraft landing in the Hudson River. The Airbus A320 aircraft was en route to Charlotte from LaGuardia with 150 passengers and a crew of 5 (2 pilots and 3 flight attendants) onboard. All aboard survived and there were no serious injuries. US Airways has insurance coverage for this aircraft (which is a total loss) as well as costs resulting from the accident, and there are no applicable deductibles.

On January 16, 2009, US Airways exercised its right to obtain new loan commitments and incur additional loans under the spare parts loan agreement. In connection with the exercise of that right, Airbus Financial Services funded $50 million in satisfaction of a previous commitment. This loan will mature on October 20, 2014, will bear interest at a rate of LIBOR plus a margin and will be secured by the collateral securing loans under the spare parts loan agreement. In addition, in connection with the incurrence of this loan, US Airways and Airbus entered into amendments to the A320 Family Aircraft Purchase Agreement, the A330 Aircraft Purchase Agreement and the A350 XWB Purchase Agreement. Pursuant to these amendments, the existing cross-default provisions of the applicable aircraft purchase agreements were amended and restated to, among other things, specify the circumstances under which a default under the loan would constitute a default under the applicable aircraft purchase agreement.

Item 8B.	Consolidated Financial Statements and Supplementary Data of US Airways, Inc.

Management’s Annual Report on Internal Control over Financial Reporting

Management of US Airways, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. US Airways’ internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. US Airways’ internal control over financial reporting includes those policies and procedures that:

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

Management assessed the effectiveness of US Airways’ internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management concludes that US Airways maintained effective internal control over financial reporting as of December 31, 2008.

US Airways’ independent registered public accounting firm has issued an audit report on the effectiveness of US Airways’ internal control over financial reporting. That report has been included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
US Airways, Inc.:

We have audited US Airways, Inc. and subsidiaries’ (US Airways or the Company) internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control over financial reporting based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, US Airways, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of US Airways, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholder’s equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 17, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Phoenix, Arizona
February 17, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
US Airways, Inc.:

We have audited the accompanying consolidated balance sheets of US Airways, Inc. and subsidiaries (US Airways) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholder’s equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of US Airways’ management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US Airways, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2008, US Airways adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, and the measurement date provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), US Airways’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 17, 2009 expressed an unqualified opinion on the effectiveness of US Airways’ internal control over financial reporting.

/s/  KPMG LLP

Phoenix, Arizona
February 17, 2009

US Airways, Inc.

Consolidated Statements of Operations
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(In millions)

Operating revenues:
Mainline passenger	$8,183	$8,135	$7,966
Express passenger	2,879	2,698	2,744
Cargo	144	138	153
Other	1,038	842	829

Total operating revenues	12,244	11,813	11,692
Operating expenses:
Aircraft fuel and related taxes	3,618	2,630	2,518
Loss (gain) on fuel hedging instruments, net	356	(245)	79
Salaries and related costs	2,231	2,302	2,090
Express expenses	3,139	2,727	2,670
Aircraft rent	724	727	732
Aircraft maintenance	783	635	582
Other rent and landing fees	562	536	568
Selling expenses	439	453	446
Special items, net	76	99	38
Depreciation and amortization	224	198	184
Goodwill impairment	622	—	—
Other	1,243	1,227	1,228

Total operating expenses	14,017	11,289	11,135

Operating income (loss)	(1,773)	524	557
Nonoperating income (expense):
Interest income	83	172	153
Interest expense, net	(218)	(229)	(268)
Other, net	(240)	18	4

Total nonoperating expense, net	(375)	(39)	(111)

Income (loss) before income taxes and cumulative effect of change in accounting principle	(2,148)	485	446
Income tax provision	—	7	98

Income (loss) before cumulative effect of change in accounting principle	(2,148)	478	348
Cumulative effect of change in accounting principle, net	—	—	1

Net income (loss)	$(2,148)	$478	$349

See accompanying notes to consolidated financial statements.

US Airways, Inc.

Consolidated Balance Sheets
December 31, 2008 and 2007

	2008	2007
	(In millions, except share and per share amounts)

ASSETS
Current assets
Cash and cash equivalents	$1,026	$1,940
Investments in marketable securities	20	226
Restricted cash	186	2
Accounts receivable, net	291	366
Materials and supplies, net	163	197
Prepaid expenses and other	673	524

Total current assets	2,359	3,255
Property and equipment
Flight equipment	3,017	2,295
Ground property and equipment	791	681
Less accumulated depreciation and amortization	(914)	(729)

	2,894	2,247
Equipment purchase deposits	267	128

Total property and equipment	3,161	2,375
Other assets
Other intangibles, net of accumulated amortization of $81 million and $58 million, respectively	508	514
Restricted cash	540	466
Investments in marketable securities	187	353
Goodwill	—	622
Other assets, net	199	202

Total other assets	1,434	2,157

Total assets	$6,954	$7,787

LIABILITIES & STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities
Current maturities of debt and capital leases	$346	$101
Accounts payable	781	333
Payables to related parties, net	985	1,067
Air traffic liability	698	832
Accrued compensation and vacation	147	214
Accrued taxes	142	158
Other accrued expenses	867	841

Total current liabilities	3,966	3,546
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	2,236	1,373
Deferred gains and credits, net	284	318
Postretirement benefits other than pensions	107	137
Employee benefit liabilities and other	582	563

Total noncurrent liabilities and deferred credits	3,209	2,391
Commitments and contingencies (Note 8)
Stockholder’s equity (deficit)
Common stock, $1 par value, 1,000 shares issued and outstanding	—	—
Additional paid-in capital	1,845	1,845
Accumulated other comprehensive income (loss)	78	(1)
Retained earnings (deficit)	(2,144)	6

Total stockholder’s equity (deficit)	(221)	1,850

Total liabilities and stockholder’s equity (deficit)	$6,954	$7,787

See accompanying notes to consolidated financial statements.

US Airways, Inc.

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(In millions)

Cash flows from operating activities:
Net income (loss)	$(2,148)	$478	$349
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle	—	—	(1)
Depreciation and amortization	224	198	183
Loss (gain) on dispositions of property and equipment	7	—	(1)
Gain on forgiveness of debt	(8)	—	(90)
Gain on sale of investments	(1)	(17)	—
Goodwill impairment	622	—	—
Impairment on auction rate securities	214	10	—
Impairment on fixed assets	13	—	—
Utilization of acquired net operating loss carryforwards	—	7	85
Change in the fair value of fuel hedging instruments, net	496	(187)	70
Amortization of deferred credits and rent	(40)	(40)	(38)
Amortization of debt discount and issuance costs	15	13	13
Amortization of actuarial gains	(2)	—	—
Debt extinguishment costs	6	—	5
Changes in operating assets and liabilities:
Decrease (increase) in restricted cash	(184)	(1)	6
Decrease (increase) in accounts receivables, net	68	17	(36)
Decrease (increase) in materials and supplies, net	35	(2)	(16)
Decrease (increase) in prepaid expenses and other	(270)	(55)	37
Decrease (increase) in other assets, net	3	(5)	8
Increase (decrease) in accounts payable	114	(26)	16
Decrease in payables to related parties, net	(31)	(28)	—
Increase (decrease) in air traffic liability	(134)	(22)	59
Increase (decrease) in accrued compensation and vacation	(67)	(36)	49
Increase (decrease) in accrued taxes	(16)	(22)	36
Increase (decrease) in other liabilities	59	151	(82)

Net cash provided by (used in) operating activities	(1,025)	433	652

Cash flows from investing activities:
Purchases of property and equipment	(902)	(486)	(222)
Purchases of marketable securities	(299)	(2,591)	(2,583)
Sales of marketable securities	505	3,203	1,785
Proceeds from sale of other investments	4	56	—
Decrease (increase) in long-term restricted cash	(74)	200	128
Proceeds from dispositions of property and equipment	16	4	7
Increase in equipment purchase deposits	(139)	(80)	(8)

Net cash provided by (used in) investing activities	(889)	306	(893)

Cash flows from financing activities:
Repayments of debt and capital lease obligations	(318)	(105)	(100)
Proceeds from issuance of debt	1,386	198	92
Deferred financing costs	(17)	(3)	(3)
Increase (decrease) in payables to related parties, net	(51)	—	247

Net cash provided by financing activities	1,000	90	236

Net increase (decrease) in cash and cash equivalents	(914)	829	(5)
Cash and cash equivalents at beginning of year	1,940	1,111	1,116

Cash and cash equivalents at end of year	$1,026	$1,940	$1,111

See accompanying notes to consolidated financial statements.

US Airways, Inc.

Consolidated Statements of Stockholder’s Equity (Deficit)
For the Years Ended December 31, 2008, 2007 and 2006

		Additional	Retained	Accumulated Other
	Common	Paid-In	Earnings	Comprehensive
	Stock	Capital	(Deficit)	Income (Loss)	Total
	(In millions)

Balance at December 31, 2005	$—	$11	$(821)	$—	$(810)
Net income	—	—	349	—	349

Balance at December 31, 2006	—	11	(472)	—	(461)
Net income	—	—	478	—	478
Forgiveness of intercompany payable to US Airways Group	—	1,834	—	—	1,834
Unrealized loss on available for sale securities, net	—	—	—	(48)	(48)
Actuarial gain associated with pension and other postretirement benefits, net of current period amortization	—	—	—	47	47

Balance at December 31, 2007	—	1,845	6	(1)	1,850
Net loss	—	—	(2,148)	—	(2,148)
Recognition of previous unrealized loss on available for sale securities, net now deemed other than temporary	—	—	—	48	48
Adjustment to initially apply the measurement provisions of SFAS No. 158	—	—	(2)	—	(2)
Actuarial gain associated with pension and other postretirement benefits, net of current period amortization	—	—	—	31	31

Balance at December 31, 2008	$—	$1,845	$(2,144)	$78	$(221)

See accompanying notes to consolidated financial statements.

US Airways, Inc.

Notes to Consolidated Financial Statements

1.	Basis of presentation and summary of significant accounting policies

(a)	Nature of Operations and Operating Environment

US Airways, Inc. (“US Airways”) is a Delaware corporation whose primary business activity is the operation of a major network air carrier. US Airways is a wholly owned subsidiary of US Airways Group, Inc. (“US Airways Group”), which owns all of US Airways’ outstanding common stock, par value $1 per share. On May 19, 2005, US Airways Group signed a merger agreement with America West Holdings Corporation (“America West Holdings”) pursuant to which America West Holdings merged with a wholly owned subsidiary of US Airways Group. The merger agreement was amended by a letter of agreement on July 7, 2005. The merger became effective upon US Airways Group’s emergence from bankruptcy on September 27, 2005.

On September 26, 2007, as part of the integration efforts following the merger, America West Airlines (“AWA”) surrendered its Federal Aviation Administration (“FAA”) operating certificate. As a result, all mainline airline operations are now being conducted under US Airways’ FAA operating certificate. In connection with the combination of all mainline airline operations under one FAA operating certificate, US Airways Group contributed 100% of its equity interest in America West Holdings, the parent company of AWA, to US Airways. As a result, America West Holdings and AWA are now wholly owned subsidiaries of US Airways. In addition, AWA transferred substantially all of its assets and liabilities to US Airways. All off-balance sheet commitments of AWA were also transferred to US Airways.

Most of US Airways’ operations are in competitive markets. Competitors include other air carriers along with other modes of transportation. US Airways operates the fifth largest airline in the United States as measured by domestic mainline revenue passenger miles (“RPMs”) and available seat miles (“ASMs”). US Airways has primary hubs in Charlotte, Philadelphia and Phoenix and secondary hubs/focus cities in New York, Washington, D.C., Boston and Las Vegas. US Airways offers scheduled passenger service on more than 3,100 flights daily to 200 communities in the United States, Canada, Europe, the Caribbean and Latin America. US Airways also has an established East Coast route network, including the US Airways Shuttle service, with a substantial presence at capacity constrained airports including New York’s LaGuardia Airport and the Washington, D.C. area’s Ronald Reagan Washington National Airport. US Airways had approximately 55 million passengers boarding its mainline flights in 2008. During 2008, US Airways’ mainline operation provided regularly scheduled service or seasonal service at 135 airports. During 2008, the US Airways Express network served 187 airports in the United States, Canada and Latin America, including 77 airports also served by the mainline operation. During 2008, US Airways Express air carriers had approximately 27 million passengers boarding their planes. As of December 31, 2008, US Airways operated 354 mainline jets and is supported by US Airways Group’s regional airline subsidiaries and affiliates operating as US Airways Express either under capacity purchase or prorate agreements, which operate approximately 238 regional jets and 74 turboprops.

As of December 31, 2008, US Airways employed approximately 32,700 active full-time equivalent employees. Approximately 86% of US Airways’ employees are covered by collective bargaining agreements with various labor unions. US Airways’ pilots and flight attendants are currently working under the terms of their respective US Airways or AWA collective bargaining agreements, as modified by transition agreements reached in connection with the merger. In 2008, US Airways reached final single labor agreements covering fleet service employees, maintenance and related employees and maintenance training instructors, each represented by the International Association of Machinists & Aerospace Workers.

(b)	Basis of Presentation

The transfer of assets between US Airways and AWA described above constitutes a transfer of assets between entities under common control and was accounted for in a manner similar to the pooling of interests method of accounting. Under this method, the carrying amount of net assets recognized in the balance sheets of each combining entity are carried forward to the balance sheet of the combined entity, and no other assets or liabilities are

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

recognized as a result of the contribution of shares. The accompanying consolidated financial statements in this annual report on Form 10-K are presented as though the transfer had occurred at the time of US Airways emergence from bankruptcy in September 2005.

The accompanying consolidated financial statements include the accounts of US Airways and its wholly owned subsidiaries. US Airways Group has the ability to move funds freely between its operating subsidiaries to support operations. These transfers are recognized as intercompany transactions. In the accompanying consolidated statements of cash flows, these intercompany transactions are designated as payables to related parties, net and are classified as operating or financing activities depending upon the nature of the transaction. All significant intercompany accounts and transactions between US Airways and its wholly owned subsidiaries have been eliminated.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to passenger revenue recognition, impairment of goodwill, impairment of long-lived and intangible assets, valuation of investments in marketable securities, the frequent traveler program and the deferred tax valuation allowance.

Certain prior year amounts have been reclassified to conform with the 2008 presentation.

(c)	Cash and Cash Equivalents

Cash equivalents consist primarily of cash in money market securities and highly liquid debt instruments. All highly liquid investments purchased within three months of maturity are classified as cash equivalents. Cash equivalents are stated at cost, which approximates fair value due to the highly liquid nature and short-term maturities of the underlying securities.

As of December 31, 2008 and 2007, US Airways’ cash and cash equivalents are as follows (in millions):

	2008	2007

Cash and money market funds	$1,016	$1,850
Corporate bonds	10	90

Total cash and cash equivalents	$1,026	$1,940

(d)	Investments in Marketable Securities

All highly liquid investments with maturities greater than three months but less than one year are classified as current investments in marketable securities. Investments in marketable securities classified as noncurrent assets on US Airways’ balance sheet represent investments expected to be converted to cash after 12 months. Debt securities, other than auction rate securities, are classified as held to maturity in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Held to maturity investments are carried at amortized cost, which approximates fair value. Investments in auction rate securities are classified as available for sale and recorded at fair value.

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2008 and 2007, US Airways’ investments in marketable securities are classified as follows (in millions):

	2008	2007

Held to maturity securities:
Corporate bonds	$20	$125
U.S. government sponsored enterprises	—	81
Certificates of deposit	—	20

Total investments in marketable securities-current	$20	$226

Available for sale securities:
Auction rate securities	187	353

Total investments in marketable securities-noncurrent	$187	$353

See Note 5(b) for more information on US Airways’ investments in marketable securities.

(e)	Restricted Cash

Restricted cash includes deposits in trust accounts primarily to fund certain taxes and fees and workers’ compensation claims, deposits securing certain letters of credit and surety bonds and deposits held by institutions that process credit card sales transactions. Restricted cash is stated at cost, which approximates fair value.

(f)	Materials and Supplies, Net

Inventories of materials and supplies are valued at the lower of cost or fair value. Costs are determined using average costing methods. An allowance for obsolescence is provided for flight equipment expendable and repairable parts. These items are generally charged to expense when issued for use. During 2008, US Airways recorded a $5 million write down related to its Boeing 737 spare parts inventory to reflect lower of cost or fair value. See Note 1(g) below for further discussion of the decline in value of Boeing 737 parts.

(g)	Property and Equipment

Property and equipment are recorded at cost. Interest expense related to the acquisition of certain property and equipment is capitalized as an additional cost of the asset or as a leasehold improvement if the asset is leased. Interest capitalized for the years ended December 31, 2008, 2007 and 2006 was $6 million, $4 million and $2 million, respectively. Property and equipment is depreciated and amortized to residual values over the estimated useful lives or the lease term, whichever is less, using the straight-line method. Costs of major improvements that enhance the usefulness of the asset are capitalized and depreciated over the estimated useful life of the asset or the modifications, whichever is less.

The estimated useful lives of owned aircraft, jet engines, flight equipment and rotable parts range from five to 30 years. Leasehold improvements relating to flight equipment and other property on operating leases are amortized over the life of the lease or the life of the asset, whichever is shorter, on a straight-line basis. The estimated useful lives for other owned property and equipment range from three to 12 years and range from 18 to 30 years for training equipment and buildings.

US Airways records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired as defined by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

In connection with completing step two of US Airways’ interim goodwill impairment analysis in the second quarter of 2008 as further discussed in Note 1(i) below, US Airways also assessed the current fair values of its other significant assets including owned aircraft, aircraft leases and aircraft spare parts. US Airways concluded that the only impairment indicated was associated with the decline in fair value of certain spare parts associated with its Boeing 737 fleet. Due to record high fuel prices and the industry environment in 2008, demand for the Boeing 737 aircraft type declined given its lower fuel efficiency as compared to other aircraft types. The fair value of these spare parts was determined using a market approach on the premise of continued use of the aircraft through US Airways’ final scheduled lease return.

In accordance with SFAS No. 144, US Airways determined that the carrying amount of the Boeing 737 spare parts classified as long-lived assets was not recoverable as the carrying amount of the Boeing 737 assets was greater than the sum of the undiscounted cash flows expected from the use and disposition of these assets. As a result of this impairment analysis, US Airways recorded a $13 million impairment charge in 2008 related to Boeing 737 rotable parts included in flight equipment on its consolidated balance sheet. US Airways recorded no impairment charges in the years ended December 31, 2007 and 2006.

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

In accordance with SFAS No. 142, US Airways concluded that events had occurred and circumstances had changed during the second quarter of 2008 which required US Airways to perform an interim period goodwill impairment test. Subsequent to the first quarter of 2008, US Airways experienced a significant decline in market capitalization due to overall airline industry conditions driven by record high fuel prices. The price of fuel became less volatile in the second quarter of 2008, and there was a sustained surge in fuel prices. On May 21, 2008, the price per barrel of oil hit a then record high of $133 per barrel and from that date through June 30, 2008 stayed at an average daily price of $133 per barrel. US Airways’ average mainline fuel price during the second quarter of 2008 was $3.63 as compared to $2.88 per gallon in the first quarter of 2008 and $2.20 for the full year 2007. This increase in the price per gallon of fuel represented an increase of 26% and 65% as compared to the first quarter of 2008 and full year 2007, respectively. US Airways Group’s average stock price in the second quarter of 2008 was $6.13 as compared to an average of $12.15 in the first quarter of 2008, a decline of 50%. In addition, US Airways announced in June 2008 that in response to the record high fuel prices, it planned to reduce fourth quarter 2008 and full year 2009 domestic mainline capacity.

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

During the second quarter of 2008, US Airways performed the first step of the two-step impairment test and compared the fair value of the mainline reporting unit to its carrying value. Consistent with US Airways’ approach in its annual impairment testing, in assessing the fair value of the reporting unit, US Airways considered both the market approach and income approach. Under the market approach, the fair value of the reporting unit is based on quoted market prices and the number of shares outstanding for US Airways Group’s common stock. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions, including estimates of future capacity, passenger yield, traffic, fuel, other operating costs and discount rates. Due to current market conditions, greater weighting was attributed to the market approach, which was weighted 67% while the income approach was weighted 33% in arriving at the fair value of the reporting unit. US Airways determined that the fair value of the mainline reporting unit was less than the carrying value of the net assets of the reporting unit, and thus US Airways performed step two of the impairment test.

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

The following table reflects the change in the carrying amount of goodwill from December 31, 2007 (in millions):

Goodwill

Balance at December 31, 2007	$622
Impairment charge	(622)

Balance at December 31, 2008	$—

Other intangible assets

Other intangible assets consist primarily of trademarks, international route authorities and airport take-off and landing slots and airport gates.

SFAS No. 142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairments in accordance with SFAS No. 144. The following table provides information relating to US Airways’ intangible assets subject to amortization as of December 31, 2008 and 2007 (in millions):

	2008	2007

Airport take-off and landing slots	$452	$435
Airport gate leasehold rights	52	52
Accumulated amortization	(81)	(58)

Total	$423	$429

The intangible assets subject to amortization generally are amortized over 25 years for airport take-off and landing slots and over the term of the lease for airport gate leasehold rights on a straight-line basis and are included in depreciation and amortization on the consolidated statements of operations. For the years ended December 31, 2008, 2007 and 2006, US Airways recorded amortization expense of $23 million, $23 million and $27 million, respectively, related to its intangible assets. US Airways expects to record annual amortization expense of

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

$24 million in 2009, $24 million in year 2010, $21 million in year 2011, $20 million in year 2012, $20 million in year 2013 and $314 million thereafter related to these intangible assets.

Under SFAS No. 142, indefinite lived assets are not amortized but instead are reviewed for impairment annually and more frequently if events or circumstances indicate that the asset may be impaired. As of December 31, 2008 and 2007, US Airways had $55 million of international route authorities and $30 million of trademarks on its balance sheets, which are classified as indefinite lived assets.

In connection with completing step two of US Airways’ goodwill impairment analysis in the second quarter of 2008, US Airways assessed the fair values of its significant intangible assets. US Airways considered the potential impairment of these other intangible assets in accordance with SFAS No. 142 and SFAS No. 144, as applicable. The fair values of airport take-off and landing slots and international route authorities were assessed using the market approach. The market approach took into consideration relevant supply and demand factors at the related airport locations as well as available market sale and lease data. For trademarks, US Airways utilized a form of the income approach known as the relief-from-royalty method. As a result of these assessments, no impairment was indicated.

In addition, US Airways performed the annual impairment test on its international route authorities and trademarks during the fourth quarter of 2008, at which time it concluded that no impairment exists. US Airways will perform its next annual impairment test on October 1, 2009.

(j)	Other Assets, Net

Other assets, net consists of the following as of December 31, 2008 and 2007 (in millions):

	2008	2007

Deposits	$40	$46
Debt issuance costs, net	19	7
Long term investments	11	12
Deferred rent	46	48
Aircraft leasehold interest, net	83	89

Total other assets, net	$199	$202

In connection with fresh-start reporting for US Airways following its emergence from bankruptcy in September 2005, aircraft operating leases were adjusted to fair value and $101 million of assets were established for leasehold interests in aircraft for aircraft leases with rental rates deemed to be below market rates. These leasehold interests are amortized on a straight-line basis as an increase to aircraft rent expense over the applicable remaining lease periods. US Airways expects to amortize $6 million per year in 2009-2013 and $53 million thereafter to aircraft rent expense related to these leasehold interests.

(k)	Frequent Traveler Program

Members of the Dividend Miles program, the US Airways frequent traveler program, can redeem miles on US Airways or other members of the Star Alliance. The estimated cost of providing the travel award, using the incremental cost method as adjusted for estimated redemption rates, is recognized as a liability and charged to operations as program members accumulate mileage. For travel awards on partner airlines, the liability is based on the average contractual amount to be paid to the other airline per redemption. As of December 31, 2008, Dividend Miles members had accumulated mileage credits for approximately 2.6 million awards. The liability for the future travel awards accrued on US Airways’ consolidated balance sheets within other accrued expenses was $151 million and $161 million as of December 31, 2008 and 2007, respectively.

US Airways sells mileage credits to participating airline and non-airline business partners. Revenue earned from selling mileage credits to other companies is recognized in two components. A portion of the revenue from

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

these sales is deferred, representing the estimated fair value of the transportation component of the sold mileage credits. The deferred revenue for the transportation component is amortized on a straight-line basis over the period in which the credits are expected to be redeemed for travel as passenger revenue, which is currently estimated to be 28 months. The marketing component, which is earned at the time the miles are sold, is recognized in other revenues at the time of the sale. As of December 31, 2008 and 2007, US Airways had $240 million and $241 million, respectively, in deferred revenue from the sale of mileage credits included in other accrued expenses on its consolidated balance sheets.

(l)	Derivative Instruments

US Airways currently utilizes heating oil-based derivative instruments to hedge a portion of its exposure to jet fuel price increases. These instruments consist of no premium collars. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires that all derivatives be marked to fair value and recorded on the balance sheet. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through the income statement. US Airways does not purchase or hold any derivative financial instruments for trading purposes. As of December 31, 2008 and 2007, US Airways had open fuel hedging instruments in place, which do not currently qualify for hedge accounting under SFAS 133. Accordingly, the derivative hedging instruments are recorded as an asset or liability on the consolidated balance sheets at fair value and any changes in fair value are recorded as gains or losses on fuel hedging instruments, net in operating expenses in the accompanying consolidated statements of operations in the period of change. See Note 5(a) for additional information on US Airways’ fuel hedging instruments.

(m)	Deferred Gains and Credits, Net

In 2005, US Airways’ affinity credit card provider, Barclays Bank Delaware, formerly Juniper Bank, paid AWA $150 million in bonuses, consisting of a $20 million bonus pursuant to AWA’s original credit card agreement with Juniper and a $130 million bonus following the effectiveness of the merger, subject to certain conditions.

In the event Barclays, at its option, terminates the amended agreement prior to April 1, 2009 due to US Airways’ breach of its obligations under the amended credit card agreement, or upon the occurrence of certain other events, then US Airways must repay all of the bonus payments. If Barclays terminates the amended agreement any time thereafter through March 31, 2013 for the same reasons, US Airways must repay a reduced amount that declines monthly according to a formula. US Airways will have no obligation to repay any portion of the bonus payments after March 31, 2013.

At the time of payment, the entire $150 million was recorded as deferred revenue. US Airways will begin recognizing revenue from the bonus payments on April 1, 2009. The revenue from the bonus payments will be recognized on a straight-line basis through March 31, 2017, the expiration date of the amended Barclays co-branded credit card agreement.

In connection with fresh-start reporting and purchase accounting for US Airways’ in 2005 and fresh-start reporting for AWA upon emergence from bankruptcy in 1994, aircraft operating leases were adjusted to fair value and deferred credits were established in the accompanying consolidated balance sheets, which represented the net present value of the difference between the stated lease rates and the fair market rates. These deferred credits will be amortized on a straight-line basis as a reduction in rent expense over the applicable lease periods. At December 31, 2008 and 2007, the unamortized balance of the deferred credits was $93 million and $134 million, respectively. US Airways expects to amortize $21 million in 2009, $13 million in 2010, $9 million in 2011, $8 million in 2012, $7 million in 2013 and $35 million thereafter to aircraft rent expense related to these leasehold interests.

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

(n)	Revenue Recognition

Passenger Revenue

Passenger revenue is recognized when transportation is provided. Ticket sales for transportation that has not yet been provided are initially recorded as air traffic liability on the consolidated balance sheets. The air traffic liability represents tickets sold for future travel dates and estimated future refunds and exchanges of tickets sold for past travel dates. The majority of tickets sold are nonrefundable. A small percentage of tickets, some of which are partially used tickets, expire unused. Due to complex pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized in revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. These estimates are generally based on the analysis of US Airways’ historical data. US Airways and members of the airline industry have consistently applied this accounting method to estimate revenue from forfeited tickets at the date travel was to be provided. Estimated future refunds and exchanges included in the air traffic liability are routinely evaluated based on subsequent activity to validate the accuracy of US Airways’ estimates. Any adjustments resulting from periodic evaluations of the estimated air traffic liability are included in results of operations during the period in which the evaluations are completed.

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

Other Revenue

Other revenue includes checked and excess baggage charges, beverage sales, ticket change and service fees, commissions earned on tickets sold for flights on other airlines and sales of tour packages by the US Airways Vacations division, which are recognized when the services are provided. Other revenues also include processing fees for travel awards issued through the Dividend Miles frequent traveler program and the marketing component earned from selling mileage credits to partners, as discussed in Note 1(k).

(o)	Maintenance and Repair Costs

Maintenance and repair costs for owned and leased flight equipment are charged to operating expense as incurred.

(p)	Selling Expenses

Selling expenses include commissions, credit card fees, computerized reservations systems fees, advertising and promotional expenses. Advertising and promotional expenses are expensed when incurred. Advertising and promotional expenses for the years ended December 31, 2008, 2007 and 2006 were $10 million, $16 million and $16 million, respectively.

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

(q)	Stock-based Compensation

US Airways accounts for its stock-based compensation plans in accordance with SFAS No. 123(R), “Share-Based Payment.” Compensation expense is based on the fair value of the stock award at the time of grant and is recognized ratably over the respective vesting period of the stock award. The fair value of stock options and stock appreciation rights is estimated using a Black-Scholes option pricing model. The fair value of restricted stock units is based on the market price of the underlying shares of common stock on the date of grant. See Note 13 for further discussion of stock-based compensation.

(r)	Express Expenses

Expenses associated with US Airways Group’s wholly owned regional airlines, affiliate regional airlines operating as US Airways Express and US Airways’ former MidAtlantic division are classified as Express expenses on the consolidated statements of operations. Effective May 27, 2006, the transfer of certain MidAtlantic assets to Republic was complete, and Republic assumed the operations of the aircraft as a US Airways affiliate Express carrier. Express expenses consist of the following (in millions):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Aircraft fuel and related taxes	$1,137	$765	$764
Salaries and related costs	21	20	36
Capacity purchases	1,621	1,599	1,551
Aircraft rent	—	—	9
Aircraft maintenance	—	—	2
Other rent and landing fees	96	93	97
Selling expenses	163	157	148
Other expenses	101	93	63

Express expenses	$3,139	$2,727	$2,670

(s)	Variable Interest Entities

US Airways determined that certain entities with which US Airways has capacity purchase agreements are considered variable interest entities under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46(R), “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51.” US Airways has determined that it is not the primary beneficiary of any of these variable interest entities and, accordingly, does not consolidate any of the entities with which it has jet service agreements. See Note 8(d) for further discussion.

(t)	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In December of 2007, the FASB agreed to a one year deferral of SFAS No. 157’s fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. As such, US Airways did not apply the fair value measurement requirements of SFAS No. 157 for nonfinancial assets and liabilities when performing its goodwill and other assets impairment test as discussed in Note 1(i). US Airways adopted SFAS No. 157 on January 1, 2008,

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

which had no effect on US Airways’ consolidated financial statements. Refer to Note 6 for additional information related to the adoption of SFAS No. 157.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 and adjusts certain guidance related to recording nearly all transactions where one company gains control of another. The statement revises the measurement principle to require fair value measurements on the acquisition date for recording acquired assets and liabilities. It also changes the requirements for recording acquisition-related costs and liabilities. Additionally, the statement revises the treatment of valuation allowance adjustments related to income tax benefits in existence prior to a business combination. The current standard, SFAS No. 141, requires that adjustments to these valuation allowances be recorded as adjustments to goodwill or intangible assets if no goodwill exists, while the new standard will require companies to adjust current income tax expense. Effective January 1, 2009, US Airways adopted the provisions of SFAS No. 141R and all future decreases in the valuation allowance established in purchase accounting as a result of the merger will be recognized as a reduction to income tax expense.

On January 1, 2008, US Airways adopted the measurement date provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” The measurement date provisions require plan assets and obligations to be measured as of the employer’s balance sheet date. US Airways previously measured its other postretirement benefit obligations as of September 30 each year. As a result of the adoption of the measurement date provisions, US Airways recorded a $2 million increase to its postretirement benefit liability and a $2 million increase to accumulated deficit, representing the net periodic benefit cost for the period between the measurement date utilized in 2007 and the beginning of 2008. The adoption of the measurement provisions of SFAS No. 158 had no effect on US Airways’ consolidated statements of operations.

In October 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in SFAS No. 154, “Accounting Changes and Error Corrections.” FSP FAS 157-3 is effective October 10, 2008, and the application of FSP FAS 157-3 had no impact on US Airways’ consolidated financial statements.

2.	Special items, net

Special items, net as shown on the consolidated statements of operations include the following charges (credits) (in millions):

	Year Ended December 31,
	2008	2007	2006

Merger related transition expenses(a)	$35	$99	$131
Asset impairment charges(b)	18	—	—
Lease return costs and penalties(c)	14	—	—
Severance charges(d)	9	—	—
Airbus restructuring(e)	—	—	(90)
Settlement of bankruptcy claims(f)	—	—	(3)

Total	$76	$99	$38

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

(a)	In 2008, in connection with the effort to consolidate functions and integrate organizations, procedures and operations with AWA, US Airways incurred $35 million of merger related transition expenses. These expenses included $12 million in uniform costs to transition employees to the new US Airways uniforms; $5 million in applicable employment tax expenses related to contractual benefits granted to certain current and former employees as a result of the merger; $6 million in compensation expenses for equity awards granted in connection with the merger to retain key employees through the integration period; $5 million of aircraft livery costs; $4 million in professional and technical fees related to the integration of airline operations systems and $3 million in other expenses.

In 2007, US Airways incurred $99 million of merger related transition expenses. These expenses included $13 million in training and related expenses; $19 million in compensation expenses for equity awards granted in connection with the merger to retain key employees through the integration period; $20 million of aircraft livery costs; $37 million in professional and technical fees related to the integration of airline operations systems; $1 million in employee moving expenses; $4 million related to reservation system migration expenses and $5 million of other expenses.

In 2006, US Airways incurred $131 million of merger related transition expenses. These items included $6 million in training and related expenses; $41 million in compensation expenses primarily for severance, retention payments and equity awards granted in connection with the merger to retain key employees through the integration period; $17 million of aircraft livery costs; $38 million in professional and technical fees, including continuing professional fees associated with US Airways’ bankruptcy proceedings and fees related to the integration of airline operations systems; $7 million of employee moving expenses; $11 million of net costs associated with the integration of the AWA FlightFund and US Airways Dividend Miles frequent traveler programs; $2 million in merger related aircraft lease return expenses and $9 million of other expenses.

(b)	In 2008, US Airways recorded $18 million in non-cash charges related to the decline in fair value of certain spare parts associated with its Boeing 737 aircraft fleet. See Note 1(f) and (g) for further discussion of these charges.

(c)	In 2008, US Airways recorded $14 million in charges for lease return costs and penalties related to certain Airbus aircraft as a result of the planned fleet reductions.

(d)	In 2008, in connection with planned capacity reductions, US Airways recorded $9 million in charges related to involuntary furloughs as well as terminations of non-union administrative and management staff. Of this amount, $6 million was paid out in 2008. US Airways expects that the remaining $3 million will be substantially paid by the end of the first quarter of 2009.

(e)	In connection with the merger and the Airbus Memorandum of Understanding (the “Airbus MOU”) executed between AVSA S.A.R.L., an affiliate of Airbus S.A.S. (“Airbus”), US Airways Group, US Airways and AWA, certain aircraft firm orders were restructured. In connection with the Airbus MOU, US Airways and AWA entered into two loan agreements with aggregate commitments of up to $161 million and $89 million. On March 31, 2006, the outstanding principal and accrued interest on the $89 million loan was forgiven upon repayment in full of the $161 million loan in accordance with terms of the Airbus loans. As a result, in 2006, US Airways recognized a gain associated with the return of these equipment deposits upon forgiveness of the loan totaling $90 million, consisting of the $89 million in equipment deposits and accrued interest of $1 million.

(f)	In 2006, US Airways recognized $3 million in gains in connection with the settlement of bankruptcy claims.

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

3.	Debt

The following table details US Airways’ debt as of December 31, 2008 and 2007 (in millions). Variable interest rates listed are the rates as of December 31, 2008 unless noted.

	December 31,	December 31,
	2008	2007

Secured
Equipment loans, aircraft pre-delivery payment financings and other notes payable, fixed and variable interest rates ranging from 1.87% to 12.15%, averaging 5.75% as of December 31, 2008, maturing from 2010 to 2020(a)	$1,674	$802
Aircraft enhanced equipment trust certificates (“EETCs”), fixed interest rates ranging from 7.08% to 9.01%, averaging 7.79% as of December 31, 2008, maturing from 2015 to 2022(b)	540	576
Slot financing, fixed interest rate of 8.08%, interest only payments until due in 2015(c)	47	47
Capital lease obligations, interest rate of 8%, installments due through 2021(d)	39	41
Senior secured discount notes, variable interest rate of 5.34%, due in 2009(e)	32	32
Capital lease obligations, computer software	—	1

	2,332	1,499

Unsecured
Airbus advance, repayments beginning in 2010 through 2018(f)	207	—
Engine maintenance notes(g)	72	57
Industrial development bonds, fixed interest rate of 6.3%, interest only payments until due in 2023(h)	29	29
Note payable to Pension Benefit Guaranty Corporation, fixed interest rate of 6%, interest only payments until due in 2012(i)	10	10
Other notes payable, due in 2009	45	—

	363	96

Total long-term debt and capital lease obligations	2,695	1,595
Less: Total unamortized discount on debt	(113)	(121)
Current maturities, less $10 million of unamortized discount on debt at December 31, 2008	(346)	(101)

Long-term debt and capital lease obligations, net of current maturities	$2,236	$1,373

(a)	The following are the significant secured financing agreements entered into in 2008:

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

On February 29, 2008, US Airways entered into a credit facility agreement for $88 million to finance certain pre-delivery payments required by US Airways’ purchase agreements with Airbus. As of December 31, 2008, the outstanding balance of this credit facility agreement is $73 million. The remaining amounts under this facility will be drawn as pre-delivery payments come due. The loan bears interest at a rate of LIBOR plus an applicable margin and is repaid as the related aircraft are delivered with a final maturity date of the loan in November 2010.

In the second quarter of 2008, US Airways entered into facility agreements with three lenders in the amounts of $199 million, $198 million, and $119 million to finance the acquisition of certain Airbus A320 family aircraft deliveries starting in the second half of 2008. The loans bear interest at a rate of LIBOR plus an applicable

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

margin, contain default and other covenants that are typical in the industry for similar financings, and are amortized over twelve years with balloon payments at maturity.

On October 20, 2008, US Airways entered into a $270 million spare parts loan agreement and an $85 million engines loan agreement. The proceeds of the term loans made under these loan agreements were used to repay a portion of the outstanding indebtedness of US Airways Group under its Citicorp credit facility.

US Airways’ obligations under the spare parts loan agreement are secured by a first priority security interest in substantially all of US Airways’ rotable, repairable and expendable aircraft spare parts. The obligations under the engines loan agreement are secured by a first priority security interest in 36 of US Airways’ aircraft engines. US Airways has also agreed that other obligations owed by it or its affiliates to the administrative agent for the loan agreements or its affiliates (including the loans under these loan agreements held by such administrative agent or its affiliates) will be secured on a second priority basis by the collateral for both loan agreements and certain other engines and aircraft.

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

The spare parts loan agreement matures on the sixth anniversary of the closing date, and is subject to quarterly amortization in amounts ranging from $8 million to $15 million. The spare parts loan agreement may not be voluntarily prepaid during the first three years of the term; however, the loan agreement provided that in certain circumstances US Airways could prepay $100 million of the loans under the agreement. The engines loan agreement, which may not be voluntarily prepaid prior to the third anniversary of the closing date, matures on the sixth anniversary of the closing date, and is subject to amortization in 24 equal quarterly installments.

On December 5, 2008, US Airways prepaid $100 million of principal outstanding under the spare parts loan agreement. In connection with this prepayment and pursuant to an amendment to the spare parts loan agreement, subject to certain conditions, US Airways obtained the right to incur up to $100 million in new loans. The right to incur new loans expires on April 1, 2009.

(b)	The equipment notes underlying the EETCs are the direct obligations of US Airways and cover the financing of 19 aircraft. See Note 8(c) for further discussion.

(c)	In September 2005, US Airways entered into an agreement with Republic to sell and leaseback certain of its commuter slots at Ronald Reagan Washington National Airport and New York LaGuardia Airport. US Airways continues to hold the right to repurchase the slots anytime after the second anniversary of the slot sale-leaseback transaction. These transactions were accounted for as secured financings. Installments are due monthly through 2015. In December 2006, Republic and US Airways modified terms of the agreement to conform to subsequent regulatory changes at LaGuardia, and the LaGuardia slots were returned to US Airways. The need for a subsequent modification was fully contemplated in the original agreement.

(d)	Capital lease obligations consist principally of certain airport maintenance and facility leases which expire in 2018 and 2021.

(e)	On December 27, 2004, AWA raised additional capital by financing its Phoenix maintenance facility and flight training center. The flight training center was previously unencumbered, and the maintenance facility became unencumbered earlier in 2004 when AWA refinanced its term loan. Using its leasehold interest in these two facilities as collateral, AWA, through a wholly owned subsidiary named FTCHP LLC, raised $31 million through the issuance of senior secured discount notes. The notes were issued by FTCHP at a discount pursuant to the terms of a senior secured term loan agreement among AWA, FTCHP, Heritage Bank SSB, as administrative agent, Citibank, N.A., as the initial lender, and the other lenders from time to time party thereto. Citibank, N.A. subsequently assigned all of its interests in the notes to third party lenders.

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

(f)	On October 20, 2008, US Airways and Airbus entered into amendments to the A320 Family Aircraft Purchase Agreement, the A330 Aircraft Purchase Agreement, and the A350 XWB Purchase Agreement. In exchange for US Airways’ agreement to enter into these amendments, Airbus advanced US Airways $200 million in consideration of aircraft deliveries under the various related purchase agreements. Under the terms of each of the amendments, US Airways has agreed to maintain a level of unrestricted cash in the same amount required by the US Airways Group Citicorp credit facility. This transaction was treated as a financing transaction for accounting purposes with an effective interest rate commensurate with US Airways’ credit rating. There are no stated interest payments.

(g)	In December 2004, deferred charges under US Airways’ maintenance agreements with GE Engine Services, Inc. were converted into an unsecured term note. Interest on the note accrues at LIBOR plus 4%, and became payable beginning in January 2008, with principal and interest payments due in 48 monthly installments through 2011. The outstanding balance on the note at December 31, 2008 was $39 million at an interest rate of 6.6%.

In October 2008, US Airways entered into a promissory note with GE Engine Services, Inc. pursuant to which maintenance payments up to $40 million due from October 2008 through March 2009 under US Airways’ Engine Service Agreement are deferred. Interest on the note accrues at 14%, and becomes payable beginning in April 2009, at which time principal and interest payments are due in 12 monthly installments. The deferred balance on the note at December 31, 2008 was $33 million.

(h)	The industrial development revenue bonds are due April 2023. Interest at 6.3% is payable semiannually on April 1 and October 1. The bonds are subject to optional redemption prior to the maturity date on or after April 1, 2008, in whole or in part, on any interest payment date at the following redemption prices: 102% on April 1 or October 1, 2008; 101% on April 1 or October 1, 2009; and 100% on April 1, 2010 and thereafter.

(i)	In connection with US Airways’ emergence from bankruptcy in September 2005, it reached a settlement with the Pension Benefit Guaranty Corporation (“PBGC”) related to the termination of three of its defined benefit pension plans. The settlement included the issuance of a $10 million note which matures in 2012 and bears interest at 6% payable annually in arrears.

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

Secured financings are collateralized by assets, primarily aircraft, engines, simulators, rotable aircraft parts and hangar and maintenance facilities. At December 31, 2008, the estimated maturities of long-term debt and capital leases are as follows (in millions):

2009	$356
2010	221
2011	257
2012	246
2013	192
Thereafter	1,423

$2,695

Certain of US Airways’ long-term debt agreements contain minimum cash balance requirements and other covenants with which US Airways was in compliance at December 31, 2008. Certain of US Airways’ long-term debt agreements contain cross-default provisions, which may be triggered by defaults by US Airways under other agreements relating to indebtedness.

4.	Income taxes

US Airways accounts for income taxes using the asset and liability method. US Airways and its wholly owned subsidiaries are part of the US Airways Group consolidated income tax return. US Airways Group allocates tax and tax items, such as net operating losses (“NOL”) and net tax credits, between members of the group based on their proportion of taxable income and other items. Accordingly, US Airways’ tax expense is based on taxable income, taking into consideration allocated tax loss carryforwards/carrybacks and tax credit carryforwards.

US Airways reported a loss for 2008, which increased its NOL, and has not recorded a tax provision for 2008. As of December 31, 2008, US Airways has approximately $1.41 billion of gross NOL to reduce future federal taxable income. Of this amount, approximately $1.37 billion is available to reduce federal taxable income in the calendar year 2009. The NOL expires during the years 2022 through 2028. US Airways’ deferred tax asset, which includes $1.33 billion of the NOL discussed above, has been subject to a full valuation allowance. US Airways also has approximately $72 million of tax-effected state NOL as of December 31, 2008.

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

At December 31, 2008, the federal valuation allowance is $563 million, all of which will reduce future tax expense when recognized. The state valuation allowance is $80 million, of which $56 million was established through the recognition of tax expense. The remaining $24 million was established in purchase accounting. Effective January 1, 2009, US Airways adopted SFAS No. 141R. In accordance with SFAS No. 141R, all future decreases in the valuation allowance established in purchase accounting will be recognized as a reduction of tax expense. In addition, US Airways has $28 million and $2 million, respectively, of unrealized federal and state tax benefit related to amounts recorded in other comprehensive income.

Throughout 2006 and 2007, US Airways utilized NOL that was generated prior to the merger. Utilization of the NOL results in a corresponding decrease in the valuation allowance. As this valuation allowance was established through the recognition of tax expense, the decrease in valuation allowance offsets US Airways’ tax provision dollar for dollar. US Airways recognized $7 million and $85 million of non-cash income tax expense for the years ended December 31, 2007 and 2006, respectively, as US Airways utilized NOL that was generated prior to the merger. As

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

this was acquired NOL, the decrease in the valuation allowance associated with this NOL reduced goodwill instead of the provision for income taxes.

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

The components of the provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2008	2007	2006

Current provision:
Federal	$1	$1	$10
State	—	1	2

Total current	1	2	12
Deferred provision:
Federal	—	(1)	77
State	(1)	6	9

Total deferred	(1)	5	86

Provision for income taxes	$—	$7	$98

Income tax expense (benefit) differs from amounts computed at the federal statutory income tax rate as follows (in millions):

	Year Ended December 31,
	2008	2007	2006

Income tax expense (benefit) at the federal statutory income tax rate	$(752)	$170	$155
Book expenses not deductible for tax purposes	229	12	(5)
State income tax expense, net of federal income tax expense (benefit)	(38)	7	10
Change in valuation allowance	560	(180)	(73)
AMT provision	1	1	10
Other, net	—	(3)	1

Total	$—	$7	$98

Effective tax rate	—%	1.4%	22.1%

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2008 and 2007 are as follows (in millions):

	2008	2007

Deferred tax assets:
Net operating loss carryforwards	$515	$263
Property, plant and equipment	21	21
Investments	95	19
Financing transactions	25	18
Employee benefits	338	335
Dividend Miles awards	144	153
AMT credit carryforward	38	38
Other deferred tax assets	197	15
Valuation allowance	(643)	(83)

Net deferred tax assets	730	779

Deferred tax liabilities:
Depreciation and amortization	522	478
Sale and leaseback transactions and deferred rent	144	146
Leasing transactions	47	59
Long-lived intangibles	31	31
Other deferred tax liabilities	4	84

Total deferred tax liabilities	748	798

Net deferred tax liabilities	18	19

Less: current deferred tax liabilities	—	—

Non-current deferred tax liabilities	$18	$19

The reason for significant differences between taxable and pretax book income primarily relates to depreciation on fixed assets, employee pension and postretirement benefit costs, employee-related accruals and leasing transactions.

US Airways files tax returns in the U.S. federal jurisdiction, and in various states and foreign jurisdictions. All federal and state tax filings for US Airways and AWA for fiscal years through December 31, 2007 have been timely filed. There are currently no federal audits and one state audit in process. US Airways’ federal income tax year 2004 was closed by operation of the statute of limitations expiring, and there were no extensions filed. US Airways is not currently under IRS examination. US Airways files tax returns in 44 states, and its major state tax jurisdictions are Arizona, California, Pennsylvania and North Carolina. Tax years up to 2003 for these state tax jurisdictions are closed by operation of the statute of limitations expiring, and there were no extensions filed.

US Airways believes that its income tax filing positions and deductions related to tax periods subject to examination will be sustained upon audit and does not anticipate any adjustments that will result in a material adverse effect on US Airways’ financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.”

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

5.	Risk management and financial instruments

US Airways operates in an industry whose economic prospects are heavily dependent upon two variables it cannot control: the health of the economy and the price of fuel. Due to the discretionary nature of business and leisure travel spending, airline industry revenues are heavily influenced by the condition of the U.S. economy and the economies in other regions of the world. Unfavorable economic conditions may result in decreased passenger demand for air travel, which in turn could have a negative effect on US Airways’ revenues. Similarly, the airline industry may not be able to sufficiently raise ticket prices to offset increases in aviation jet fuel prices. These factors could impact US Airways’ results of operations, financial performance and liquidity.

(a)	Fuel Price Risk

Because US Airways’ operations are dependent upon aviation fuel, significant increases in aviation fuel costs materially and adversely affect its liquidity, results of operations and financial condition. To manage the risk of changes in aviation fuel prices, US Airways periodically enters into derivative contracts comprised of heating oil-based derivative instruments to hedge a portion of its projected jet fuel requirements. As of December 31, 2008, US Airways had entered into no premium collars to hedge approximately 14% of its projected mainline and Express 2009 jet fuel requirements at a weighted average collar range of $3.41 to $3.61 per gallon of heating oil or $131.15 to $139.55 per barrel of estimated crude oil equivalent.

The fair value of US Airways’ fuel hedging derivative instruments at December 31, 2008 was a liability of $375 million recorded in accounts payable. The fair value of US Airways’ fuel hedging derivative instruments at December 31, 2007 was an asset of $121 million recorded in prepaid expenses and other. Refer to Note 6 for discussion on how US Airways determines the fair value of its fuel hedging derivative instruments. The net change in the fair value from an asset of $121 million to a liability of $375 million represents the unrealized loss of $496 million for 2008. The unrealized loss was due to the significant decline in the price of oil in the latter part of 2008. The following table details US Airways’ loss (gain) on fuel hedging instruments, net (in millions):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Realized loss (gain)	$(140)	$(58)	$9
Unrealized loss (gain)	496	(187)	70

Loss (gain) on fuel hedging instruments, net	$356	$(245)	$79

(b)	Credit Risk

Fuel Hedging

When US Airways’ fuel hedging derivative instruments are in a net asset position, US Airways is exposed to credit losses in the event of non-performance by counterparties to its fuel hedging derivatives. The amount of such credit exposure is limited to the unrealized gains, if any, on US Airways’ fuel hedging derivatives. To manage credit risks, US Airways carefully selects counterparties, conducts transactions with multiple counterparties which limits its exposure to any single counterparty, and monitors the market position of the program and its relative market position with each counterparty. US Airways also maintains industry-standard security agreements with all of its counterparties which may require the counterparty to post collateral if the value of the fuel hedging derivatives exceeds specified thresholds related to the counterparty’s credit ratings.

When US Airways’ fuel hedging derivative instruments are in a net liability position, US Airways is exposed to credit risks related to the return of collateral in situations in which US Airways has posted collateral with counterparties for unrealized losses. When possible, in order to mitigate this risk, US Airways provides letters of credit to certain counterparties in lieu of cash. At December 31, 2008, $185 million related to letters of credit

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

collateralizing certain counterparties to US Airways’ fuel hedging transactions is included in short-term restricted cash. In addition, at December 31, 2008, US Airways had $276 million in cash deposits held by counterparties to its fuel hedging transactions. Since the third quarter of 2008, US Airways has not entered into any new transactions as part of its fuel hedging program due to the impact collateral requirements could have on its liquidity resulting from the significant decline in the price of oil and counterparty credit risk arising from global economic uncertainty.

Further declines in heating oil prices would result in additional collateral requirements with US Airways’ counterparties, unrealized losses on its existing fuel hedging derivative instruments and realized losses at the time of settlement of these fuel hedging derivative instruments.

Cash, Cash Equivalents and Investments in Marketable Securities

US Airways invests available cash in money market securities and highly liquid debt instruments.

As of December 31, 2008, US Airways held auction rate securities totaling $411 million at par value, which are classified as available for sale securities and noncurrent assets on US Airways’ consolidated balance sheets. Contractual maturities for these auction rate securities range from eight to 44 years, with 62% of US Airways’ portfolio maturing within the next ten years, 10% maturing within the next 20 years, 16% maturing within the next 30 years and 12% maturing thereafter through 2052. The interest rates are reset approximately every 28 days, except one security for which the auction process is currently suspended. Current yields range from 1.76% to 6.08%. With the liquidity issues experienced in the global credit and capital markets, all of US Airways’ auction rate securities have experienced failed auctions since August 2007. The estimated fair value of these auction rate securities no longer approximates par value. However, US Airways has not experienced any defaults and continues to earn and receive interest at the maximum contractual rates. See Note 6 for discussion on how US Airways determines the fair value of its investments in auction rate securities.

At December 31, 2007, the $411 million par value auction rate securities had a fair value of $353 million, a $58 million decline from par. Of this decline in fair value, $48 million was deemed temporary and an unrealized loss in this amount was recorded to other comprehensive income. US Airways concluded $10 million of the decline was an other than temporary impairment as a single security with subprime exposure experienced a severe decline in fair value during the period. Accordingly, the $10 million impairment charge was recorded to other nonoperating expense, net in the fourth quarter of 2007.

At December 31, 2008, the fair value of US Airways’ auction rate securities was $187 million, representing a decline in fair value of $166 million from December 31, 2007. The decline in fair value was caused by the significant deterioration in the financial markets in 2008. US Airways concluded that the 2008 decline in fair value of $166 million as well as the previously deemed temporary declines recorded to other comprehensive income of $48 million were now other than temporary. US Airways’ conclusion for the other than temporary impairment was due to the length of time and extent to which the fair value has been less than cost for certain securities. All of these securities have experienced failed auctions for a period greater than one year, and there has been no recovery in their fair value. Accordingly, US Airways recorded $214 million in impairment charges in other nonoperating expense, net related to the other than temporary impairment of its auction rate securities. US Airways continues to monitor the market for auction rate securities and consider its impact (if any) on the fair value of its investments. If the current market conditions deteriorate further, US Airways may be required to record additional impairment charges in other nonoperating expense, net in future periods.

Accounts Receivable

As of December 31, 2008, most of US Airways’ receivables related to tickets sold to individual passengers through the use of major credit cards or to tickets sold by other airlines and used by passengers on US Airways or its regional airline affiliates. These receivables are short-term, mostly being settled within seven days after sale. Bad

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

debt losses, which have been minimal in the past, have been considered in establishing allowances for doubtful accounts. US Airways does not believe it is subject to any significant concentration of credit risk.

(c)	Interest Rate Risk

US Airways has exposure to market risk associated with changes in interest rates related primarily to its variable rate debt obligations. Interest rates on $1.42 billion principal amount of long-term debt as of December 31, 2008 are subject to adjustment to reflect changes in floating interest rates. The weighted average effective interest rate on US Airways’ variable rate debt was 5.34% at December 31, 2008.

The fair value of US Airways’ long-term debt was approximately $2.28 billion and $1.55 billion at December 31, 2008 and 2007, respectively. The fair values were estimated using quoted market prices where available. For long-term debt not actively traded, fair values were estimated using a discounted cash flow analysis, based on US Airways’ current incremental borrowing rates for similar types of borrowing arrangements.

6.	Fair value measurements

As described in Note 1(s), US Airways adopted SFAS No. 157 on January 1, 2008. SFAS No. 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1.	Observable inputs such as quoted prices in active markets;

Level 2.	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets measured at fair value on a recurring basis are as follows (in millions):

		Quoted Prices in	Significant Other	Significant
	Fair Value	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs	Valuation
	2008	(Level 1)	(Level 2)	(Level 3)	Technique

Investments in marketable securities (noncurrent)	$187	$—	$—	$187	(1)
Fuel hedging derivatives	(375)	—	(375)	—	(2)

(1)	US Airways estimated the fair value of these auction rate securities based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, passing a future auction, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions. Refer to Note 5(b) for further discussion of US Airways’ investments in marketable securities.

(2)	Since US Airways’ fuel hedging derivative instruments are not traded on a market exchange, the fair values are determined using valuation models which include assumptions about commodity prices based on those observed in the underlying markets. The fair value of fuel hedging derivatives is recorded in accounts payable

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

on the consolidated balance sheets. Refer to Note 5(a) for further discussion of US Airways’ fuel hedging derivatives.

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (in millions):

Investments in
Marketable
Securities
(Noncurrent)

Balance at December 31, 2007	$353
Losses deemed to be other than temporary reclassified from other comprehensive income to other nonoperating expense, net	48
Impairment losses included in other nonoperating expense, net	(214)

Balance at December 31, 2008	$187

7.	Employee pension and benefit plans

Substantially all of US Airways’ employees meeting certain service and other requirements are eligible to participate in various pension, medical, dental, life insurance, disability and survivorship plans.

(a)	Other Postretirement Benefits Plan

The following table sets forth changes in the fair value of plan assets, benefit obligations and the funded status of the plans and the amounts recognized in US Airways’ consolidated balance sheets as of December 31, 2008 and 2007 (in millions).

	Year Ended	Year Ended
	December 31,	December 31,
	2008	2007

Fair value of plan assets at beginning of period	$—	$—
Actual return on plan assets	—	—
Employer contributions	15	23
Plan participants’ contributions	22	28
Gross benefits paid	(37)	(51)

Fair value of plan assets at end of period	—	—

Benefit obligation at beginning of period	162	217
Service cost	2	3
Interest cost	9	12
Plan participants’ contributions	22	28
Actuarial gain	(33)	(47)
Gross benefits paid	(37)	(51)
SFAS No. 158 adoption	(4)	—

Benefit obligation at end of period	121	162

Funded status of the plan	(121)	(162)
Contributions for October to December	—	6

Liability recognized in the consolidated balance sheet	$(121)	$(156)

Net actuarial gain recognized in accumulated other comprehensive income	$78	$47

As described in Note 1(s), US Airways adopted the measurement provisions of SFAS No. 158 on January 1, 2008. The change in US Airways’ other postretirement benefit obligation reflects a $4 million reduction for the

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

adoption of SFAS No. 158, which includes $6 million of benefit payments, offset by $2 million of net periodic benefit costs for the period between the measurement date utilized in 2007, September 30, and the beginning of 2008. The $2 million of net periodic benefit costs was recorded as an adjustment to accumulated deficit.

The following table presents the weighted average assumptions used to determine benefit obligations:

	Year Ended	Year Ended
	December 31,	December 31,
	2008	2007

Discount rate	5.98%	5.94%

US Airways assumed discount rates for measuring its other postretirement benefit obligations, based on a hypothetical portfolio of high quality publicly traded U.S. bonds (Aa rated, non-callable or callable with make-whole provisions), for which the timing and cash outflows approximate the estimated benefit payments of the other postretirement benefit plans.

As of December 31, 2008, the assumed health care cost trend rates are 9% in 2009 and 8% in 2010, decreasing to 5.5% in 2015 and thereafter. As of September 30, 2007, the assumed health care cost trend rates are 10% in 2008 and 9% in 2009, decreasing to 5.5% in 2013 and thereafter. The assumed health care cost trend rates could have a significant effect on amounts reported for retiree health care plans. A one-percentage point change in the health care cost trend rates would have the following effects on other postretirement benefits as of December 31, 2008 (in millions):

	1% Increase	1% Decrease

Effect on total service and interest costs	$1	$(1)
Effect on postretirement benefit obligation	6	(5)

Weighted average assumptions used to determine net periodic benefit cost were as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Discount rate	5.94%	5.67%	5.3%

Components of the net and total periodic cost for other postretirement benefits are as follows (in millions):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Service cost	$2	$3	$3
Interest cost	9	12	12
Amortization of actuarial gain	(2)	—	—

Total periodic cost	$9	$15	$15

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

In 2009, US Airways expects to contribute $14 million to its other postretirement plans. The following benefits, which reflect expected future service, as appropriate, are expected to be paid from the other postretirement plans (in millions):

	Other
	Postretirement
	Benefits before
	Medicare Subsidy	Medicare Subsidy

2009	$14	$—
2010	12	—
2011	12	—
2012	11	—
2013	12	—
2014 to 2018	60	2

(b)	Defined Contribution Plans

US Airways sponsors several defined contribution plans which cover a majority of its employee groups. US Airways makes contributions to these plans based on the individual plan provisions, including an employer non-discretionary contribution and an employer match. These contributions are generally made based upon eligibility, eligible earnings and employee group. Expenses related to these plans were $92 million, $78 million and $89 million for the years ended December 31, 2008, 2007, and 2006, respectively.

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

Most non-executive employees of US Airways are eligible to participate in the 2005 Profit Sharing Plan, an annual bonus program. Annual bonus awards are paid from a profit-sharing pool equal to (i) ten percent of the annual profits of US Airways Group (excluding unusual items) for pre-tax profit margins up to ten percent, plus (ii) 15% of the annual profits of US Airways Group (excluding unusual items) for pre-tax profit margins greater than ten percent. Awards are paid as a lump sum no later than March 15 after the end of each fiscal year. US Airways recorded no amounts in 2008 for profit sharing as US Airways had a net loss in 2008 excluding unusual items and recorded $49 million and $59 million for profit sharing in 2007 and 2006, respectively, which is recorded in salaries and related costs.

8.	Commitments and contingencies

(a)	Commitments to Purchase Flight Equipment and Maintenance Services

Aircraft and Engine Purchase Commitments

During 2008, US Airways took delivery of 14 Embraer 190 aircraft under its Amended and Restated Purchase Agreement with Embraer, which it financed through an existing facility agreement. As of December 31, 2008, US Airways has no remaining firm orders with Embraer. Under the terms of the Amended and Restated Purchase Agreement, US Airways has 32 additional Embraer 190 aircraft on order, which are conditional and subject to its

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

notification to Embraer. In 2008, US Airways amended the Amended and Restated Purchase Agreement to revise the delivery schedule for these 32 additional Embraer 190 aircraft.

In 2007, US Airways and Airbus executed definitive purchase agreements for the acquisition of 97 aircraft, including 60 single-aisle A320 family aircraft and 37 widebody aircraft (comprised of 22 A350 XWB aircraft and 15 A330-200 aircraft). These were in addition to orders for 37 single-aisle A320 family aircraft from the previous Airbus purchase agreement. In 2008, US Airways and Airbus entered into Amendment No. 1 to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement. The amendment provides for the conversion of 13 A319 aircraft to A320 aircraft, one A319 aircraft to an A321 aircraft and 11 A320 aircraft to A321 aircraft for deliveries during 2009 and 2010.

Deliveries of the A320 family aircraft commenced during 2008 with the delivery of five A321 aircraft, which were financed through an existing facility agreement. Deliveries of the A320 family aircraft will continue in 2009 through 2012. Deliveries of the A330-200 aircraft will begin in 2009. In 2008, US Airways amended the terms of the A350 XWB Purchase Agreement for deliveries of the 22 firm order A350 XWB aircraft to begin in 2015, rather than 2014, and extending through 2018.

In 2007, US Airways agreed to terms with an aircraft lessor to lease two used A330-200 aircraft. In 2008, US Airways terminated the two leases and did not take delivery of the two used A330-200 aircraft. Related to this termination, US Airways recorded a $2 million lease cancellation charge.

In 2008, US Airways executed purchase agreements for the purchase of eight new IAE V2500-A5 spare engines scheduled for delivery through 2014 for use on the Airbus A320 family fleet, three new Trent 700 spare engines scheduled for delivery through 2011 for use on the Airbus A330-200 fleet and three new Trent XWB spare engines scheduled for delivery in 2015 through 2017 for use on the Airbus A350 XWB aircraft.

Under all of US Airways’ aircraft and engine purchase agreements, US Airways’ total future commitments as of December 31, 2008 are expected to be approximately $6.83 billion through 2018 as follows: $1.31 billion in 2009, $1.34 billion in 2010, $1.29 billion in 2011, $768 million in 2012, $36 million in 2013 and $2.09 billion thereafter, which includes predelivery deposits and payments. US Airways expects to fund these payments through future financings.

Engine Maintenance Commitments

In connection with the merger, US Airways and AWA restructured their rate per engine hour agreements with General Electric Engine Services for overhaul maintenance services. Under the restructured agreements, the minimum monthly payment on account of accrued engine flight hours for both of the agreements together will equal $3 million as long as both agreements remain in effect through October 2009. In September 2007, all engines covered under the AWA agreement were transferred to the US Airways agreement, and the AWA agreement was terminated. The minimum monthly payment of $3 million remains unchanged.

(b)	Leases

US Airways leases certain aircraft, engines, and ground equipment, in addition to the majority of its ground facilities and terminal space. As of December 31, 2008, US Airways had 291 mainline aircraft under operating leases, with remaining terms ranging from one month to approximately 15 years. Ground facilities include executive offices, maintenance facilities and ticket and administrative offices. Public airports are utilized for flight operations under lease arrangements with the municipalities or agencies owning or controlling such airports. Substantially all leases provide that the lessee must pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. Some leases also include renewal and purchase options.

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2008, obligations under noncancellable operating leases for future minimum lease payments were as follows (in millions):

2009	$1,065
2010	974
2011	850
2012	769
2013	628
Thereafter	3,227

Total minimum lease payments	7,513
Less sublease rental receipts	(860)

Total minimum lease payments	$6,653

For the years ended December 31, 2008, 2007 and 2006, rental expense under operating leases was $1.32 billion, $1.28 billion and $1.28 billion, respectively.

US Airways leases certain flight equipment to related parties (see Note 11(b)) under noncancellable operating leases expiring in various years through year 2022. The future minimum rental receipts associated with these leases are $78 million in each year 2009 through 2013 and $470 million thereafter. The following amounts relate to owned aircraft leased under such agreements as reflected in flight equipment as of December 31, 2008 and 2007 (in millions):

	2008	2007

Flight equipment	$286	$286
Less accumulated amortization	(33)	(23)

	$253	$263

(c)	Off-Balance Sheet Arrangements

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

Each trust covered a set amount of aircraft scheduled to be delivered within a specific period of time. At the time of each covered aircraft financing, the relevant trust used the funds in escrow to purchase equipment notes relating to the financed aircraft. The equipment notes were issued, at US Airways’ election in connection with a mortgage financing of the aircraft or by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leased the aircraft to US Airways. In both cases, the equipment notes are secured by a security interest in the aircraft. The pass through trust certificates are not direct obligations of, nor are they guaranteed by, US Airways. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of US Airways. As of December 31, 2008, $540 million associated with these mortgage financings is reflected as debt in the accompanying consolidated balance sheet.

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

With respect to leveraged leases, US Airways evaluated whether the leases had characteristics of a variable interest entity as defined by FIN No. 46(R). US Airways concluded the leasing entities met the criteria for variable interest entities. US Airways then evaluated whether or not it was the primary beneficiary by evaluating whether or not it was exposed to the majority of the risks (expected losses) or whether it receives the majority of the economic benefits (expected residual returns) from the trusts’ activities. US Airways does not provide residual value guarantees to the bondholders or equity participants in the trusts. Each lease does have a fixed price purchase option that allows US Airways to purchase the aircraft near the end of the lease term. However, the option price approximates an estimate of the aircraft’s fair value at the option date. Under this feature, US Airways does not participate in any increases in the value of the aircraft. US Airways concluded it was not the primary beneficiary under these arrangements. Therefore, US Airways accounts for its EETC leverage lease financings as operating leases under the criteria of SFAS No. 13, “Accounting for Leases.” US Airways’ total obligations under these leveraged lease financings are $3.57 billion as of December 31, 2008, which are included in the future minimum lease payments table in (b) above.

(d)	Regional Jet Capacity Purchase Agreements

US Airways has entered into capacity purchase agreements with certain regional jet operators. The capacity purchase agreements provide that all revenues (passenger, mail and freight) go to US Airways. In return, US Airways agrees to pay predetermined fees to the regional airlines for operating an agreed upon number of aircraft, without regard to the number of passengers onboard. In addition, these agreements provide that certain variable costs, such as airport landing fees and passenger liability insurance, will be reimbursed 100% by US Airways. US Airways controls marketing, scheduling, ticketing, pricing and seat inventories. The regional jet capacity purchase agreements have expirations from 2012 to 2020 and provide for optional extensions at US Airways’ discretion. The future minimum noncancellable commitments under the regional jet capacity purchase agreements are $1.01 billion in 2009, $1.01 billion in 2010, $1.03 billion in 2011, $902 million in 2012, $731 million in 2013 and $2.71 billion thereafter.

Certain entities with which US Airways has capacity purchase agreements are considered variable interest entities under FIN No. 46(R). In connection with its restructuring and emergence from bankruptcy, US Airways contracted with Air Wisconsin and Republic Airways to purchase a significant portion of these companies’ regional jet capacity for a period of ten years. US Airways has determined that it is not the primary beneficiary of these variable interest entities, based on cash flow analyses. Additionally, US Airways has analyzed the arrangements with other carriers with which US Airways has long-term capacity purchase agreements and has concluded it is not required to consolidate any of these entities.

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

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

(f)	Guarantees and Indemnifications

US Airways guarantees the payment of principal and interest on certain special facility revenue bonds issued by municipalities to build or improve certain airport and maintenance facilities which are leased to US Airways. Under such leases, US Airways is required to make rental payments through 2023, sufficient to pay maturing principal and interest payments on the related bonds. As of December 31, 2008, the principal amount outstanding on these bonds was $90 million. Remaining lease payments guaranteeing the principal and interest on these bonds are $145 million.

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

US Airways is the lessee under many aircraft financing agreements (including leveraged lease financings of aircraft under pass through trusts). It is common in such transactions for US Airways as the lessee to agree to indemnify the lessor and other related third parties for the manufacture, design, ownership, financing, use, operation and maintenance of the aircraft, and for tort liabilities that arise out of or relate to US Airways’ use or occupancy of the leased asset. In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by their gross negligence or willful misconduct. In aircraft financing agreements structured as leveraged leases, US Airways typically indemnifies the lessor with respect to adverse changes in U.S. tax laws.

US Airways has long-term operating leases at a number of airports, including leases where US Airways is also the guarantor of the underlying debt. Such leases are typically with municipalities or other governmental entities. The arrangements are not required to be consolidated based on the provisions of FIN No. 46(R).

US Airways Group’s 7% Senior Convertible Notes are fully and unconditionally guaranteed, jointly and severally and on a senior unsecured basis, by US Airways and AWA. In addition, US Airways is a guarantor of US Airways Group’s Citicorp credit facility.

9.	Other comprehensive income (loss)

US Airways’ other comprehensive income (loss) consisted of the following (in millions):

	Year Ended December 31,
	2008	2007	2006

Net income (loss)	$(2,148)	$478	$349
Unrealized losses on available for sale securities	—	(48)	—
Recognition of previous unrealized losses now deemed other than temporary	48	—	—
Actuarial gains associated with pension and other postretirement benefits, net of current period amortization	31	47	—

Total comprehensive income (loss)	$(2,069)	$477	$349

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

The components of accumulated other comprehensive income (loss) were as follows (in millions):

	December 31,	December 31,
	2008	2007

Accumulated net unrealized losses on available for sale securities	$—	$(48)
Actuarial gains associated with pension and other postretirement benefits, net of amortization	78	47

Accumulated other comprehensive income	$78	$(1)

The accumulated other comprehensive income is not presented net of tax as any tax effects resulting from the items above have been immediately offset by the recording of a valuation allowance through the same financial statement caption.

10.	Supplemental cash flow information

Supplemental disclosure of cash flow information and non-cash investing and financing activities were as follows (in millions):

	Year Ended December 31,
	2008	2007	2006

Non-cash transactions:
Interest payable converted to debt	$7	$—	$—
Maintenance payable converted to debt	33	—	—
Forgiveness of intercompany payable to US Airways Group	—	1,834	—
Repayment of Barclays prepaid miles loan by US Airways Group	—	325	—
Unrealized loss on available for sale securities	—	48	—
Repayment of ATSB, Airbus and GECC loans by US Airways Group	—	—	981
Conversion of 7.5% convertible senior notes, net of discount of $17 million to common stock	—	—	95
Loan proceeds received by US Airways Group	—	—	64
Notes payable canceled under the aircraft purchase agreement	—	—	4
Equipment purchases financed by capital lease	—	—	3
Cash transactions:
Interest paid, net of amounts capitalized	124	122	170
Income taxes paid	—	4	12

11.	Related party transactions

The following represents net payable balances with related parties (in millions):

	December 31,
	2008	2007

US Airways Group	$949	$986
US Airways Group wholly owned subsidiaries	36	81

	$985	$1,067

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

(a)	Parent Company

The decrease in the net payable to US Airways Group was the result of the 2008 financing transactions and US Airways Group’s August 2008 equity offering.

US Airways recorded interest expense for the years ended December 31, 2008, 2007 and 2006 of $61 million, $86 million and $70 million, respectively, related to the above transactions and other transactions with wholly owned subsidiaries of US Airways Group as described below. Interest is calculated at market rates, which are reset quarterly.

(b)	Subsidiaries of US Airways Group

The net payable to US Airways Group’s wholly owned subsidiaries consists of amounts due under regional capacity agreements with the other airline subsidiaries and fuel purchase arrangements with a non-airline subsidiary.

US Airways purchases all of the capacity (ASMs) generated by US Airways Group’s wholly owned regional airline subsidiaries at a rate per ASM that is periodically determined by US Airways and, concurrently, recognizes revenues that result primarily from passengers being carried by these affiliated companies. The rate per ASM that US Airways pays is based on estimates of the costs incurred to supply the capacity. US Airways recognized US Airways Express capacity purchase expense for the years ended December 31, 2008, 2007 and 2006 of $417 million, $455 million and $433 million, respectively, related to this program.

US Airways provides various services to these regional airlines, including passenger handling, maintenance and catering. US Airways recognized other operating revenues for the years ended December 31, 2008, 2007 and 2006 of $89 million, $95 million and $96 million, respectively, related to these services. These regional airlines also perform passenger and ground handling services for US Airways at certain airports, for which US Airways recognized other operating expenses for the years ended December 31, 2008, 2007 and 2006 of $154 million, $156 million and $145 million, respectively. US Airways also leases or subleases certain aircraft to these regional airline subsidiaries. US Airways recognized other operating revenues related to these arrangements for the years ended December 31, 2008, 2007 and 2006 of $78 million, $78 million and $80 million, respectively.

US Airways purchases a portion of its aviation fuel from US Airways Group’s wholly owned subsidiary, MSC, which acts as a fuel wholesaler to US Airways in certain circumstances. For the years ended December 31, 2008, 2007 and 2006, MSC sold fuel totaling $1.33 billion, $1.02 billion and $810 million, respectively, used by US Airways’ mainline and Express flights.

12.	Operating segments and related disclosures

US Airways is managed as a single business unit that provides air transportation for passengers and cargo. This allows it to benefit from an integrated revenue pricing and route network that includes US Airways, Piedmont, PSA and third-party carriers that fly under capacity purchase or prorate agreements as part of US Airways’ Express operations. The flight equipment of all these carriers is combined to form one fleet that is deployed through a single route scheduling system. When making resource allocation decisions, the chief operating decision maker evaluates flight profitability data, which considers aircraft type and route economics, but gives no weight to the financial impact of the resource allocation decision on an individual carrier basis. The objective in making resource allocation decisions is to maximize consolidated financial results, not the individual results of US Airways and US Airways Express.

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

Information concerning operating revenues in principal geographic areas is as follows (in millions):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

United States	$9,760	$9,675	$9,504
Foreign	2,484	2,138	2,188

Total	$12,244	$11,813	$11,692

US Airways attributes operating revenues by geographic region based upon the origin and destination of each flight segment. US Airways’ tangible assets consist primarily of flight equipment, which are mobile across geographic markets and, therefore, have not been allocated.

13.	Stock-based compensation

In June 2008, the stockholders of US Airways Group approved the 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan replaces and supersedes the 2005 Equity Incentive Plan (the “2005 Plan”). No additional awards will be made under the 2005 Plan, although outstanding awards previously made under the 2005 Plan will continue to be governed by the terms and conditions of the 2005 Plan. Any shares subject to an award under the 2005 Plan outstanding as of the date on which the 2008 Plan was approved by the Board that expire, are forfeited or otherwise terminate unexercised will increase the shares reserved for issuance under the 2008 Plan by (i) one share for each share of stock issued pursuant to a stock option or stock appreciation right and (ii) three shares for each share of stock issued pursuant to a restricted stock unit, which corresponds to the reduction originally made with respect to each award in the 2005 Plan.

The 2008 Plan authorizes the grant of awards for the issuance of up to a maximum of 6,700,000 shares of US Airways Group’s common stock. Awards may be in the form of performance grants, bonus awards, performance shares, restricted stock awards, vested shares, restricted stock units, vested units, incentive stock options, nonstatutory stock options and stock appreciation rights. The number of shares of US Airways Group’s common stock available for issuance under the 2008 Plan is reduced by (i) one share for each share of stock issued pursuant to a stock option or a stock appreciation right, and (ii) one and one-half (1.5) shares for each share of stock issued pursuant to all other stock awards. Stock awards that are terminated, forfeited or repurchased result in an increase in the share reserve of the 2008 Plan corresponding to the reduction originally made in respect of the award. Any shares of the US Airways Group’s stock tendered or exchanged by a participant as full or partial payment to US Airways Group of the exercise price under an option and any shares retained or withheld by US Airways Group in satisfaction of an employee’s obligations to pay applicable withholding taxes with respect to any award will not be available for reissuance, subjected to new awards or otherwise used to increase the share reserve under the 2008 Plan. The cash proceeds from option exercises will not be used to repurchase shares on the open market for reuse under the 2008 Plan.

US Airways’ net income (loss) for the years ended December 31, 2008, 2007 and 2006 includes $34 million, $32 million and $34 million, respectively, of compensation costs related to share-based payments. Upon adoption of SFAS No. 123R, “Share-Based Payment,” US Airways Group recorded a cumulative benefit from the accounting change of $1 million, which reflects the impact of estimating future forfeitures for previously recognized compensation expense. No income tax effect related to share-based payments or cumulative effect has been recorded as the effects have been immediately offset by the recording of a valuation allowance through the same financial statement caption.

Restricted Stock Unit Awards — As of December 31, 2008, US Airways Group has outstanding restricted stock unit awards (“RSUs”) with service conditions (vesting periods) and RSUs with service and performance conditions (which the performance condition of obtaining a combined operating certificate for AWA and US Airways was met on September 26, 2007). SFAS No. 123R requires that the grant-date fair value of RSUs be equal

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

to the market price of the underlying shares of US Airways Group’s common stock on the date of grant if vesting is based on a service or a performance condition. The grant-date fair value of RSU awards that are subject to both a service and a performance condition are being expensed over the vesting period, as the performance condition has been met. Vesting periods for RSU awards range from three to four years. RSUs are classified as equity awards.

RSU award activity for the years ending December 31, 2008, 2007 and 2006 is as follows (shares in thousands):

		Weighted
	Number of	Average Grant-
	Shares	Date Fair Value

2005 Equity Incentive Plan
Nonvested balance at December 31, 2005	687	$26.17
Granted	254	38.55
Vested and released	(75)	42.38
Forfeited	(52)	24.85

Nonvested balances at December 31, 2006	814	$28.63
Granted	242	41.51
Vested and released	(446)	29.85
Forfeited	(18)	31.26

Nonvested balance at December 31, 2007	592	$32.91
Granted	535	9.02
Vested and released	(390)	29.07
Forfeited	(32)	23.15

Nonvested balance at December 31, 2008	705	$17.36

2008 Equity Incentive Plan
Nonvested balance at December 31, 2007	—	$—
Granted	19	7.52
Vested and released	—	—
Forfeited	—	—

Nonvested balance at December 31, 2008	19	$7.52

As of December 31, 2008, there were $8 million of total unrecognized compensation costs related to RSUs. These costs are expected to be recognized over a weighted average period of 1.1 years. The total fair value of RSUs vested during 2008, 2007 and 2006 was $3 million, $14 million and $3 million, respectively.

Stock Options and Stock Appreciation Rights — Stock options and stock appreciation rights (“SARs”) are granted with an exercise price equal to the fair market value of US Airways Group’s common stock at the date of each grant, generally become exercisable over a three to four year period and expire if unexercised at the end of their term, which ranges from seven to ten years. Stock options and SARs are classified as equity awards. The exercise of SARs will be settled with the issuance of shares of US Airways Group’s common stock.

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

Stock option and SARs activity for the years ending December 31, 2008, 2007 and 2006 is as follows (stock options and SARs in thousands):

			Weighted
			Average
	Stock	Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	and SARs	Exercise Price	(Years)	Intrinsic Value
				(In millions)

1994 Incentive Equity Plan
Balance at December 31, 2005	1,267	$38.28
Granted	—	—
Exercised	(455)	23.64
Forfeited	—	—
Expired	(62)	50.93

Balance at December 31, 2006	750	$46.10
Granted	—	—
Exercised	(30)	40.93
Forfeited	—	—
Expired	(75)	46.38

Balance at December 31, 2007	645	$46.30
Granted	—	—
Exercised	(2)	9.21
Forfeited	—	—
Expired	(244)	55.35

Balance at December 31, 2008	399	$40.96	1.04	$—
Vested or expected to vest at December 31, 2008	399	$40.96	1.04	$—
Exercisable at December 31, 2008	399	$40.96	1.04	$—
2002 Incentive Equity Plan
Balance at December 31, 2005	2,048	$16.98
Granted	—	—
Exercised	(1,250)	16.12
Forfeited	—	—
Expired	—	—

Balance at December 31, 2006	798	$18.33
Granted	—	—
Exercised	(36)	14.36
Forfeited	—	—
Expired	—	—

Balance at December 31, 2007	762	$18.52
Granted	—	—
Exercised	(2)	6.42
Forfeited	—	—
Expired	(23)	25.08

Balance at December 31, 2008	737	$18.34	4.95	$—
Vested or expected to vest at December 31, 2008	735	$18.33	4.95	$—
Exercisable at December 31, 2008	686	$18.15	4.83	$—

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

			Weighted
			Average
	Stock	Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	and SARs	Exercise Price	(Years)	Intrinsic Value
				(In millions)

2005 Equity Incentive Plan
Balance at December 31, 2005	1,973	$23.15
Granted	1,310	40.30
Exercised	(701)	24.49
Forfeited	(87)	30.34
Expired	—	—

Balance at December 31, 2006	2,495	$31.53
Granted	1,123	42.23
Exercised	(92)	29.74
Forfeited	(93)	35.00
Expired	(63)	37.48

Balance at December 31, 2007	3,370	$34.96
Granted	1,959	9.11
Exercised	(5)	8.84
Forfeited	(200)	30.18
Expired	(218)	32.76

Balance at December 31, 2008	4,906	$24.93	8.02	$—
Vested or expected to vest at December 31, 2008	4,720	$25.28	7.96	$—
Exercisable at December 31, 2008	2,100	$31.94	7.04	$—
2008 Equity Incentive Plan
Balance at December 31, 2007	—	$—
Granted	2,389	6.64
Exercised	—	—
Forfeited	(56)	6.70
Expired	—	—

Balance at December 31, 2008	2,333	$6.64	6.63	$3
Vested or expected to vest at December 31, 2008	2,104	$6.64	6.63	$2
Exercisable at December 31, 2008	5	$6.70	6.59	$—

The fair value of stock options and SARs is determined at the grant date using a Black-Scholes option pricing model, which requires several assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the stock option or SAR at the time of grant. The dividend yield is assumed to be zero since US Airways Group does not pay dividends and has no current plans to do so in the future. The volatility is based on the historical volatility of US Airways Group’s common stock over a time period equal to the expected term of the stock option or SAR. The expected life of stock options and SARs is based on the historical experience of US Airways Group.

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

The per share weighted-average grant-date fair value of stock options and SARs granted and the weighted-average assumptions used for the years ended December 31, 2008, 2007 and 2006 were as follows:

	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Weighted average fair value	$3.28	$16.57	$16.77
Risk free interest rate	2.5%	4.5%	4.8%
Expected dividend yield	—	—	—
Expected life	3.0 years	3.0 years	2.9 years
Volatility	62%	52%	57%

As of December 31, 2008, there were $20 million of total unrecognized compensation costs related to stock options and SARs. These costs are expected to be recognized over a weighted average period of 1.3 years.

The total intrinsic value of stock options and SARs exercised during the years ended December 31, 2008, 2007 and 2006 was $0.1 million, $4 million and $68 million, respectively. Cash received from stock option and SAR exercises during the years ended December 31, 2008, 2007 and 2006 was $0.1 million, $2 million and $31 million, respectively.

Agreements with the Air Line Pilots Association (“ALPA”) — US Airways Group and US Airways have a letter of agreement with ALPA, the US Airways’ pilot union through April 18, 2008, that provides that US Airways’ pilots designated by ALPA receive stock options to purchase 1.1 million shares of US Airways Group’s common stock. The first tranche of 500,000 stock options was granted on January 31, 2006 with an exercise price of $33.65. The second tranche of 300,000 stock options was granted on January 31, 2007 with an exercise price of $56.90. The third and final tranche of 300,000 stock options was granted on January 31, 2008 with an exercise price of $12.50. The stock options granted to ALPA pilots do not reduce the shares available for grant under any equity incentive plan. Any of these ALPA stock options that are forfeited or that expire without being exercised will not become available for grant under any of US Airways’ plans.

The per share fair value of the ALPA pilot stock options and assumptions used for the January 31, 2008, 2007 and 2006 grants were as follows:

	January 31,	January 31,	January 31,
	2008	2007	2006

Per share fair value	$3.02	$18.02	$17.11
Risk free interest rate	2.2%	4.9%	4.4%
Expected dividend yield	—	—	—
Contractual term	2.0 years	2.0 years	5.0 years
Volatility	55%	53%	70%

As of December 31, 2008, there were no unrecognized compensation costs related to stock options granted to ALPA pilots as the stock options were fully vested on the grant date. No ALPA stock options were exercised in 2008. There were 25,029 and 315,390 ALPA stock options exercised during 2007 and 2006, respectively, pursuant to this agreement. The total intrinsic value of ALPA stock options exercised during 2007 and 2006 was $1 million and $5 million, respectively. Cash received from ALPA stock options exercised during the years ended December 31, 2007 and 2006 totaled $1 million and $10 million, respectively.

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

14.	Valuation and qualifying accounts (in millions)

	Balance at			Balance
	Beginning			at End
Description	of Period	Additions	Deductions	of Period

Allowance for doubtful receivables:
Year ended December 31, 2008	$4	$10	$8	$6

Year ended December 31, 2007	$8	$9	$13	$4

Year ended December 31, 2006	$10	$7	$9	$8

Allowance for inventory obsolescence:
Year ended December 31, 2008	$38	$18	$8	$48

Year ended December 31, 2007	$29	$10	$1	$38

Year ended December 31, 2006	$24	$9	$4	$29

Valuation allowance on deferred tax asset, net:
Year ended December 31, 2008	$83	$560	$—	$643

Year ended December 31, 2007	$263	$—	$180	$83

Year ended December 31, 2006	$440	$—	$177	$263

15.	Selected quarterly financial information (unaudited)

Summarized quarterly financial information for 2008 and 2007 is as follows (in millions):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2008
Operating revenues	$2,867	$3,287	$3,293	$2,797
Operating expenses	3,060	3,825	3,981	3,151
Operating loss	(193)	(538)	(688)	(354)
Nonoperating expenses, net	(31)	(21)	(164)	(159)
Income tax provision (benefit)	—	—	3	(3)
Net loss	(224)	(559)	(855)	(510)
2007
Operating revenues	$2,761	$3,185	$3,065	$2,802
Operating expenses	2,631	2,890	2,863	2,905
Operating income (loss)	130	295	202	(103)
Nonoperating expenses, net	(23)	(4)	(10)	(2)
Income tax provision (benefit)	3	8	5	(9)
Net income (loss)	104	283	187	(96)

16.	Subsequent events

On January 15, 2009, US Airways flight 1549 was involved in an accident in New York that resulted in the aircraft landing in the Hudson River. The Airbus A320 aircraft was en route to Charlotte from LaGuardia with 150 passengers and a crew of 5 (2 pilots and 3 flight attendants) onboard. All aboard survived and there were no serious

US Airways, Inc.

Notes to Consolidated Financial Statements — (Continued)

injuries. US Airways has insurance coverage for this aircraft (which is a total loss) as well as costs resulting from the accident, and there are no applicable deductibles.

On January 16, 2009, US Airways exercised its right to obtain new loan commitments and incur additional loans under the spare parts loan agreement. In connection with the exercise of that right, Airbus Financial Services funded $50 million in satisfaction of a previous commitment. This loan will mature on October 20, 2014, will bear interest at a rate of LIBOR plus a margin and will be secured by the collateral securing loans under the spare parts loan agreement. In addition, in connection with the incurrence of this loan, US Airways and Airbus entered into amendments to the A320 Family Aircraft Purchase Agreement, the A330 Aircraft Purchase Agreement and the A350 XWB Purchase Agreement. Pursuant to these amendments, the existing cross-default provisions of the applicable aircraft purchase agreements were amended and restated to, among other things, specify the circumstances under which a default under the loan would constitute a default under the applicable aircraft purchase agreement.

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

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of US Airways Group’s and US Airways’ management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the rules promulgated under the Exchange Act) as of December 31, 2008. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Changes in Internal Control over Financial Reporting

There has been no change to US Airways Group’s or US Airways’ internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, US Airways Group’s or US Airways’ internal control over financial reporting.

Limitation on the Effectiveness of Controls

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO believe that our disclosure controls and procedures were effective at the “reasonable assurance” level as of December 31, 2008.

Item 9B.	Other Information

On February 17, 2009, we entered into an amendment to our co-branded credit card agreement with Barclays Bank Delaware. The amendment reduced the unrestricted cash balance condition to Barclays’ on-going obligation under the agreement to pre-purchase additional miles on a monthly basis to $1.4 billion for January 2009 and $1.45 billion for February 2009, with the balance in each case including certain fuel hedge collateral. The reductions addressed the impact on our unrestricted cash of our obligations to post significant amounts of collateral with our fuel hedging counterparties due to recent rapid declines in fuel prices.

PART III

The information required by Part III of this Form 10-K, pursuant to General Instruction G(3) of Form 10-K, will be set forth in US Airways Group’s definitive Proxy Statement to be filed pursuant to Regulation 14A relating to US Airways Group’s Annual Meeting of Stockholders on June 10, 2009 and is incorporated herein by reference. US Airways Group will, within 120 days of the end of its fiscal year, file with the SEC a definitive proxy statement pursuant to Regulation 14A.

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding US Airways Group’s and US Airways’ directors and executive officers required by this Item will be set forth under the caption “Proposal 1 — Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information About Our Board of Directors and Corporate Governance” in US Airways Group’s definitive Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Consolidated Financial Statements

The following consolidated financial statements of US Airways Group, Inc. are included in Part II, Item 8A of this report:

—	Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006
—	Consolidated Balance Sheets as of December 31, 2008 and 2007
—	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006
—	Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2008, 2007 and 2006
—	Notes to Consolidated Financial Statements

The following consolidated financial statements of US Airways, Inc. are included in Part II, Item 8B of this report:

—	Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006
—	Consolidated Balance Sheets as of December 31, 2008 and 2007
—	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006
—	Consolidated Statements of Stockholder’s Equity (Deficit) for the years ended December 31, 2008, 2007 and 2006
—	Notes to Consolidated Financial Statements

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

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated May 19, 2005, by and among US Airways Group and America West Holdings Corporation (incorporated by reference to Exhibit 2.1 to US Airways Group’s Registration Statement on Form S-4 filed on June 28, 2005) (Pursuant to item 601(b)(2) of Regulation S-K promulgated by the SEC, the exhibits and schedules to the Agreement and Plan of Merger have been omitted. Such exhibits and schedules are described in the Agreement and Plan of Merger. US Airways Group hereby agrees to furnish to the SEC, upon its request, any or all of such omitted exhibits or schedules) (Registration No. 333-126162).
2.2	Letter Agreement, dated July 7, 2005 by and among US Airways Group, America West Holdings Corporation, Barbell Acquisition Corp., ACE Aviation America West Holdings, Inc., Eastshore Aviation, LLC, Par Investment Partners, L.P., Peninsula Investment Partners, L.P. and Wellington Management Company, LLP (incorporated by reference to Exhibit 2.2 to Amendment No. 1 to US Airways Group’s Registration Statement on Form S-4 filed on August 8, 2005) (Registration No. 333-126162).
2.3	Joint Plan of Reorganization of US Airways, Inc. and Its Affiliated Debtors and Debtors-in-Possession (incorporated by reference to Exhibit 2.1 to US Airways Group’s Current Report on Form 8-K filed on September 22, 2005).

Exhibit
Number	Description

2.4	Findings of Fact, Conclusions of Law and Order Under 11 USC Sections 1129(a) and(b) of Fed. R. Bankr. P. 3020 Confirming the Joint Plan of Reorganization of US Airways, Inc. and Its Affiliated Debtors and Debtors-in-Possession (incorporated by reference to Exhibit 2.2 to US Airways Group’s Current Report on Form 8-K filed on September 22, 2005).
3.1	Amended and Restated Certificate of Incorporation of US Airways Group, effective as of September 27, 2005 (incorporated by reference to Exhibit 3.1 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005).
3.2	Amended and Restated Bylaws of US Airways Group, effective as of September 27, 2005 (incorporated by reference to Exhibit 3.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).
3.3	Amended and Restated Certificate of Incorporation of US Airways, effective as of March 31, 2003 (incorporated by reference to Plan Exhibit C-2 to the First Amended Joint Plan of Reorganization of US Airways Group and Its Affiliated Debtors and Debtors-in-Possession, As Modified (incorporated by reference to Exhibit 2.1 to US Airways’ Current Report on Form 8-K dated March 18, 2003).
3.4	Amended and Restated By-Laws of US Airways, effective as of March 31, 2003 (incorporated by reference to Exhibit 3.1 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).
4.1	Indenture, dated as of September 30, 2005, between US Airways Group, the guarantors listed therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005).
4.2	Registration Rights Agreement, dated as of September 30, 2005, between US Airways Group, AWA and US Airways, as guarantors, and the initial purchaser named therein (incorporated by reference to Exhibit 4.2 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005).
10.1	Master Memorandum of Understanding, dated as of November 24, 2004, among US Airways Group, US Airways, and General Electric Capital Corporation acting through its agent GE Capital Aviation Services, Inc. and General Electric Company, GE Transportation Component (incorporated by reference to Exhibit 10.9 to US Airways Group’s Annual Report on Form 10-K/A for the year ended December 31, 2004).*
10.2	Master Merger Memorandum of Understanding, dated as of June 13, 2005, among US Airways, US Airways Group, America West Holdings, Inc., AWA, General Electric Capital Corporation, acting through its agent GE Commercial Aviation Services LLC, GE Engine Services, Inc., GE Engine Services — Dallas, LP and General Electric Company, GE Transportation Component (incorporated by reference to Exhibit 10.9 to US Airways Group’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2005).*
10.3	Amended and Restated Airbus A320 Agreement dated as of October 2, 2007 between US Airways, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.3 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2007).*
10.4	Amendment No. 1 dated as of January 11, 2008 to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement dated as of October 2, 2007 between US Airways, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*
10.5	Amendment No. 2 dated as of October 20, 2008 to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement dated as of October 2, 2007 between US Airways, Inc. and Airbus S.A.S., including Amended and Restated Letter Agreement No. 3, Amended and Restated Letter Agreement No. 5, and Amended and Restated Letter Agreement No. 9 to the Purchase Agreement.*
10.6	A330 Purchase Agreement dated as of October 2, 2007 between US Airways, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.4 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2007).*
10.7	Amendment No. 1 dated as of November 15, 2007 to A330 Purchase Agreement dated as of October 2, 2007 between US Airways, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.5 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2007).*

Exhibit
Number	Description

10.8	Amendment No. 2 dated as of October 20, 2008 to A330 Purchase Agreement dated as of October 2, 2007 between US Airways, Inc. and Airbus S.A.S., including Amended and Restated Letter Agreement No. 5 and Amended and Restated Letter Agreement No. 9 to the Purchase Agreement.*
10.9	A330/A340 Purchase Agreement dated as of November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.5 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 1998).*
10.10	Amendment No. 1 dated as of March 23, 2000 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).*
10.11	Amendment No. 2 dated as of June 29, 2000 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).*
10.12	Amendment No. 3 dated as of November 27, 2000 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.14 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2000).*
10.13	Amendment No. 4 dated as of September 20, 2001 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.16 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2001).*
10.14	Amendment No. 5 dated as of July 17, 2002 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).*
10.15	Amendment No. 6 dated as of March 29, 2003 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).*
10.16	Amendment No. 7 dated August 30, 2004 to the Airbus A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.3 to US Airways’ Group’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2004).*
10.17	Amendment No. 8 dated December 22, 2004 to the Airbus A330/A340 Purchase Agreement dated as of November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.6 to US Airways Group’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2005).*
10.18	Amendment No. 9 dated January 2005 to the Airbus A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.7 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).*
10.19	Letter Agreement dated December 17, 2004 between US Airways Group and US Airways and Airbus North America Sales Inc. (incorporated by reference to Exhibit 99.1 to US Airways Group’s Current Report on Form 8-K filed on February 9, 2005).
10.20	Amendment No. 10 dated September 2005 to the Airbus A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.7 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).*
10.21	Amendment No. 11 dated as of October 2, 2007 to the Airbus A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.18 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2007).*

Exhibit
Number	Description

10.22	Amended and Restated Airbus A350 XWB Purchase Agreement, dated as of October 2, 2007, among AVSA, S.A.R.L. and US Airways, Inc., AWA and US Airways Group (incorporated by reference to Exhibit 10.19 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2007).*
10.23	Amendment No. 1 dated as of October 20, 2008 to the Amended and Restated Airbus A350 XWB Purchase Agreement, dated as of October 2, 2007, between US Airways, Inc. and Airbus S.A.S., including Amended and Restated Letter Agreement No. 3, Amended and Restated Letter Agreement No. 5, and Amended and Restated Letter Agreement No. 9 to the Purchase Agreement.*
10.24	Amended and Restated Embraer Aircraft Purchase Agreement dated as of June 13, 2006 between US Airways Group and Embraer — Empresa Brasileira de Aeronautica S.A. (incorporated by reference to Exhibit 10.3 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).*
10.25	Amendment No. 1 dated as of June 1, 2007 to Amended and Restated Embraer Aircraft Purchase Agreement dated June 13, 2006 between US Airways Group and Embraer — Empresa Brasileira de Aeronautica S.A. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).*
10.26	Amendment No. 2 dated as of June 6, 2007 to Amended and Restated Embraer Aircraft Purchase Agreement dated June 13, 2006 between US Airways Group and Embraer — Empresa Brasileira de Aeronautica S.A. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).*
10.27	Amendment No. 3 dated as of August 15, 2007 to Amended and Restated Embraer Aircraft Purchase Agreement dated as of June 13, 2006 between US Airways Group and Embraer — Empresa Brasileira de Aeronautica S.A. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*
10.28	Amendment No. 4 dated as of March 14, 2008 to Amended and Restated Embraer Aircraft Purchase Agreement dated as of June 13, 2006 between US Airways Group and Embraer — Empresa Brasileira de Aeronautica S.A. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*
10.29	Amendment No. 5 dated as of June 30, 2008 to Amended and Restated Embraer Aircraft Purchase Agreement dated as of June 13, 2006 between US Airways Group and Embraer — Empresa Brasileira de Aeronautica S.A. (incorporated by reference to Exhibit 10.3 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).*
10.30	Amendment No. 6 dated as of October 22, 2008 to Amended and Restated Embraer Aircraft Purchase Agreement dated as of June 13, 2006 between US Airways Group and Embraer — Empresa Brasileira de Aeronautica S.A.*
10.31	Amendment No. 1 dated as of August 15, 2007 to Amended and Restated Letter Agreement DCT-022/33 dated as of June 13, 2006 between US Airways Group and Embraer — Empresa Brasileira de Aeronautica S.A. (incorporated by reference to Exhibit 10.3 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*
10.32	Amendment No. 2 dated as of March 14, 2008 to Amended and Restated Letter Agreement DCT-022/33 dated as of June 13, 2006 between US Airways Group and Embraer — Empresa Brasileira de Aeronautica S.A. (incorporated by reference to Exhibit 10.3 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*
10.33	Bombardier CRJ Aircraft Master Purchase Agreement dated as of May 9, 2003 between US Airways Group and Bombardier, Inc. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).*
10.34	Contract Change Order 1 dated January 27, 2004 to Bombardier CRJ Aircraft Master Purchase Agreement dated as of May 9, 2003 between US Airways Group and Bombardier, Inc. (incorporated by reference to Exhibit 10.6 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).*

Exhibit
Number	Description

10.35	Contract Change Order 2 dated February 9, 2004 to Bombardier CRJ Aircraft Master Purchase Agreement dated as of May 9, 2003 between US Airways Group and Bombardier, Inc. (incorporated by reference to Exhibit 10.7 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).*
10.36	Contract Change Order 3 dated February 26, 2004 to Bombardier CRJ Aircraft Master Purchase Agreement dated as of May 9, 2003 between US Airways Group and Bombardier, Inc. (incorporated by reference to Exhibit 10.8 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).*
10.37	Global Settlement Letter, dated November 10, 2006, among US Airways Group and Bombardier Inc. (incorporated by reference to Exhibit 10.46 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2006).*
10.38	Letter Agreement dated September 16, 2005 by and among US Airways Group, America West Holdings Corporation, Barbell Acquisition Corp., ACE Aviation America West Holdings, Inc., Eastshore Aviation, LLC, Par Investment Partners, L.P., Peninsula Investment Partners, L.P. and Wellington Management Company, LLP (incorporated by reference to Exhibit 10.11 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).
10.39	Merchant Services Bankcard Agreement, dated as of April 16, 2003, between AWA, The Leisure Company, JPMorgan Chase Bank, and Chase Merchant Services L.L.C. (incorporated by reference to Exhibit 10.113 to Amendment No. 2 to the Registration Statement on Form S-4 filed by US Airways Group on August 11, 2005) (Registration No. 333-126162).*
10.40	First Amendment to Merchant Services Bankcard Agreement, dated as of August 8, 2005, among AWA, JPMorgan Chase Bank, N.A., and Chase Merchant Services, L.L.C. (incorporated by reference to Exhibit 10.111 to Amendment No. 2 to the Registration Statement on Form S-4 filed by US Airways Group on August 11, 2005) (Registration No. 333-126162).*
10.41	Second Amendment to Merchant Services Bankcard Agreement, dated as of April 11, 2008, between US Airways Group, US Airways, Chase Alliance Partners, LLC, as successor to Chase Merchant Services, LLC, and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).*
10.42	America West Co-Branded Card Agreement, dated as of January 25, 2005, between AWA and Juniper Bank (incorporated by reference to Exhibit 10.112 to Amendment No. 2 to the Registration Statement on Form S-4 filed by US Airways Group on August 11, 2005) (Registration No. 333-126162).*
10.43	Assignment and First Amendment to America West Co-Branded Card Agreement, dated as of August 8, 2005, between AWA, US Airways Group and Juniper Bank (incorporated by reference to Exhibit 10.110 to Amendment No. 2 to the Registration Statement on Form S-4 filed by US Airways Group on August 11, 2005) (Registration No. 333-126162).*
10.44	Amendment No. 2 to America West Co-Branded Credit Card Agreement, dated as of September 26, 2005, between AWA, US Airways Group and Juniper Bank (incorporated by reference to Exhibit 10.45 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2007).*
10.45	Amendment No. 3 to America West Co-Branded Credit Card Agreement, dated as of December 29, 2006, between US Airways Group and Barclays Bank Delaware (incorporated by reference to Exhibit 10.46 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2007).*
10.46	Amendment No. 4 to America West Co-Branded Credit Card Agreement, dated as of December 5, 2007, between US Airways Group and Barclays Bank Delaware (incorporated by reference to Exhibit 10.47 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2007).*
10.47	Amendment No. 5 to America West Co-Branded Credit Card Agreement, dated as of August 28, 2008, between US Airways Group and Barclays Bank Delaware (incorporated by reference to Exhibit 10.4 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).*
10.48	Amendment No. 6 to America West Co-Branded Credit Card Agreement, dated as of October 17, 2008, between US Airways Group and Barclays Bank Delaware.*
10.49	Loan Agreement [Spare Parts], dated as of October 20, 2008, among US Airways, Inc., GECC, as administrative agent, collateral agent and original lender, and the lenders from time to time party thereto.*

Exhibit
Number	Description

10.50	Amendment No. 1 to Loan Agreement [Spare Parts], dated as of December 5, 2008, among US Airways, Inc., GECC, as administrative agent, collateral agent and original lender, and the lenders from time to time party thereto.*
10.51	Loan Agreement, dated March 23, 2007, among US Airways Group as Borrower, certain subsidiaries of US Airways Group party to the agreement from time to time, Citicorp North America, Inc., as Administrative Agent, the lenders party to the agreement from time to time, Citigroup Global Markets Inc., as Joint Lead Arranger and Bookrunner, Morgan Stanley Senior Funding, Inc., as Joint Lead Arranger and Bookrunner and Syndication Agent, and General Electric Capital Corporation, as Documentation Agent (incorporated by reference to Exhibit 4.1 to US Airways Group’s Current Report on Form 8-K filed on March 26, 2007).
10.52	Amendment No. 2 to Loan Agreement, dated as of January 14, 2008, between US Airways Group, Inc., as Borrower, and Citicorp North America, Inc., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.3 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).
10.53	Amendment No. 3 to Loan Agreement, dated as of October 20, 2008, between US Airways Group, Inc., as Borrower, and Citigroup North America, Inc. as Administrative Agent and Collateral Agent.
10.54	Amended and Restated Loan Agreement, dated as of April 7, 2006, among US Airways Group, General Electric Capital Corporation, as Administrative Agent, the lenders party to the agreement from time to time, and certain subsidiaries of US Airways Group party to the agreement from time to time (incorporated by reference to Exhibit 4.1 to US Airways Group’s Current Report on Form 8-K dated April 7, 2006, filed on April 10, 2006).
10.55	Stockholders’ Agreement, dated as of September 27, 2005, among US Airways Group and ACE Aviation America West Holdings Inc. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005).
10.56	Stockholders’ Agreement, dated as of September 27, 2005, among US Airways Group and Eastshore Aviation LLC (incorporated by reference to Exhibit 10.2 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005).
10.57	Stockholders’ Agreement, dated as of September 27, 2005, among US Airways Group and Par Investment Partners, L.P. (incorporated by reference to Exhibit 10.3 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005).
10.58	Stockholders’ Agreement, dated as of September 27, 2005, among US Airways Group and Peninsula Investment Partners, L.P. (incorporated by reference to Exhibit 10.4 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005).
10.59	Stockholders’ Agreement, dated as of September 27, 2005, among US Airways Group and the group of investors named therein under the management of Wellington Management Company, LLP (incorporated by reference to Exhibit 10.5 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005).
10.60	Stockholders’ Agreement, dated as of September 27, 2005, among US Airways Group, Tudor Proprietary Trading L.L.C. and the group of investors named therein for which Tudor Investment Corp. acts as investment advisor (incorporated by reference to Exhibit 10.6 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005).
10.61	US Airways Funded Executive Defined Contribution Plan (incorporated by reference to Exhibit 10.1 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2003).†
10.62	First Amendment to the US Airways Funded Executive Defined Contribution Plan dated January 26, 2004 (incorporated by reference to Exhibit 10.4 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).†
10.63	Second Amendment to the US Airways Funded Executive Defined Contribution Plan dated May 20, 2004 (incorporated by reference to Exhibit 10.5 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).†

Exhibit
Number	Description

10.64	Third Amendment to the US Airways Funded Executive Defined Contribution Plan dated June 24, 2004 (incorporated by reference to Exhibit 10.6 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).†
10.65	US Airways Unfunded Executive Defined Contribution Plan (incorporated by reference to Exhibit 10.2 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2003).†
10.66	First Amendment to the US Airways Unfunded Executive Defined Contribution Plan dated January 26, 2004 (incorporated by reference to Exhibit 10.7 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).†
10.67	Second Amendment to the US Airways Unfunded Executive Defined Contribution Plan dated May 20, 2004 (incorporated by reference to Exhibit 10.8 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).†
10.68	Third Amendment to the US Airways Unfunded Executive Defined Contribution Plan dated June 24, 2004 (incorporated by reference to Exhibit 10.9 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).†
10.69	US Airways Group 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005).†
10.70	Stock Unit Award Agreement, dated as of September 27, 2005, between US Airways Group and W. Douglas Parker (incorporated by reference to Exhibit 10.6 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005).†
10.71	Form of Stock Unit Agreement under US Airways Group’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).†
10.72	Form of Stock Appreciation Rights Award Agreement under US Airways Group’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.75 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2005).†
10.73	Form of Nonstatutory Stock Option Award Agreement under US Airways Group’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).†
10.74	Form of Stock Bonus Award Agreement for Non-Employee Directors under US Airways Group’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.96 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2007).†
10.75	US Airways Group, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to US Airways Group’s Registration Statement on Form S-8 filed on June 30, 2008 (Registration No. 333-152033)).†
10.76	Form of Restricted Stock Unit Award Agreement under the US Airways Group, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed August 7, 2008).†
10.77	Form of Stock Appreciation Right Award Agreement under the US Airways Group, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to US Airways Group’s Current Report on Form 8-K filed August 7, 2008).†
10.78	Form of Director Vested Share Award Agreement under the US Airways Group 2008 Equity Incentive Plan.†
10.79	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed on October 6, 2005).†
10.80	Performance-Based Award Plan (as Amended and Restated effective November 2, 2005) (incorporated by reference to Exhibit 10.79 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2005).†
10.81	Amended and Restated America West 1994 Incentive Equity Plan (incorporated by reference to Exhibit 10.21 to AWA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).†

Exhibit
Number	Description

10.82	America West Holdings 2002 Incentive Equity Plan as amended through May 23, 2002 (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).†
10.83	2007 Performance-Based Award Program under the US Airways Group 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).†
10.84	2008 Long Term Incentive Program under the US Airways Group 2005 Equity Incentive Plan.†
10.85	Form of Executive Change in Control Agreement for Presidents (incorporated by reference to Exhibit 10.2 to US Airways Group’s Current Report on Form 8-K filed on November 29, 2007).†
10.86	Form of Executive Change in Control Agreement for Executive Vice Presidents (incorporated by reference to Exhibit 10.3 to US Airways Group’s Current Report on Form 8-K filed on November 29, 2007).†
10.87	Form of Executive Change in Control Agreement for Senior Vice Presidents (incorporated by reference to Exhibit 10.4 to US Airways Group’s Current Report on Form 8-K filed on November 29, 2007).†
10.88	Summary of Director Compensation and Benefits.†
10.89	Form of Letter Agreement for Directors Travel Program (incorporated by reference to Exhibit 10.106 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2007).†
10.90	Amended and Restated Employment Agreement dated as of November 28, 2007 by and among US Airways Group, US Airways, Inc. and W. Douglas Parker (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed on November 29, 2007).†
10.91	Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to America West Holdings’ and America West Airlines, Inc.’s Quarterly Report on form 10-Q for the quarter ending March 31, 2005).†
10.92	US Airways Group Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed on January 23, 2006).†
21.1	Subsidiaries of US Airways Group.
23.1	Consents of KPMG LLP, Independent Registered Public Accounting Firm of US Airways Group.
24.1	Powers of Attorney.
31.1	Certification of US Airways Group’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of US Airways Group’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.3	Certification of US Airways’ Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.4	Certification of US Airways’ Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of US Airways Group’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of US Airways’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted under a request for confidential treatment and filed separately with the United States Securities and Exchange Commission.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

US Airways Group, Inc.

By:	/s/ W. Douglas Parker
W. Douglas Parker
Chairman and Chief Executive Officer

Date: February 17, 2009

US Airways, Inc.

By:	/s/ W. Douglas Parker
W. Douglas Parker
Chairman and Chief Executive Officer

Date: February 17, 2009

KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints W. Douglas Parker and Derek J. Kerr and each or any of them, his or her true and lawful attorneys and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures		Title	Date

/s/ W. Douglas Parker W. Douglas Parker		Chairman and Chief Executive Officer (Principal Executive Officer)	February 17, 2009

/s/ Derek J. Kerr Derek J. Kerr		Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 17, 2009

/s/ Bruce R. Lakefield* Bruce R. Lakefield		Director	February 17, 2009

/s/ Herbert M. Baum* Herbert M. Baum		Director	February 17, 2009

/s/ Matthew J. Hart* Matthew J. Hart		Director	February 17, 2009

/s/ Richard C. Kraemer* Richard C. Kraemer		Director	February 17, 2009

/s/ Cheryl G. Krongard* Cheryl G. Krongard		Director	February 17, 2009

/s/ Denise M. O’Leary* Denise M. O’Leary		Director	February 17, 2009

/s/ George M. Philip* George M. Philip		Director	February 17, 2009

/s/ J. Steven Whisler* J. Steven Whisler		Director	February 17, 2009

*By:	/s/ Derek J. Kerr Derek J. Kerr as Attorney-in-fact

EXHIBIT INDEX

Exhibit
Number	Description

10.5	Amendment No. 2 dated as of October 20, 2008 to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement dated as of October 2, 2007 between US Airways, Inc. and Airbus S.A.S., including Amended and Restated Letter Agreement No. 3, Amended and Restated Letter Agreement No. 5, and Amended and Restated Letter Agreement No. 9 to the Purchase Agreement.*
10.8	Amendment No. 2 dated as of October 20, 2008 to A330 Purchase Agreement dated as of October 2, 2007 between US Airways, Inc. and Airbus S.A.S., including Amended and Restated Letter Agreement No. 5 and Amended and Restated Letter Agreement No. 9 to the Purchase Agreement.*
10.23	Amendment No. 1 dated as of October 20, 2008 to the Amended and Restated Airbus A350 XWB Purchase Agreement, dated as of October 2, 2007, between US Airways, Inc. and Airbus S.A.S., including Amended and Restated Letter Agreement No. 3, Amended and Restated Letter Agreement No. 5, and Amended and Restated Letter Agreement No. 9 to the Purchase Agreement.*
10.30	Amendment No. 6 dated as of October 22, 2008 to Amended and Restated Embraer Aircraft Purchase Agreement dated as of June 13, 2006 between US Airways Group and Embraer — Empresa Brasileira de Aeronautica S.A.*
10.48	Amendment No. 6 to America West Co-Branded Credit Card Agreement, dated as of October 17, 2008, between US Airways Group and Barclays Bank Delaware.*
10.49	Loan Agreement [Spare Parts], dated as of October 20, 2008, among US Airways, Inc., GECC, as administrative agent, collateral agent and original lender, and the lenders from time to time party thereto.*
10.50	Amendment No. 1 to Loan Agreement [Spare Parts], dated as of December 5, 2008, among US Airways, Inc., GECC, as administrative agent, collateral agent and original lender, and the lenders from time to time party thereto.*
10.53	Amendment No. 3 to Loan Agreement, dated as of October 20, 2008, between US Airways Group, Inc., as Borrower, and Citigroup North America, Inc. as Administrative Agent and Collateral Agent.
10.78	Form of Director Vested Share Award Agreement under the US Airways Group 2008 Equity Incentive Plan.†
10.84	2008 Long Term Incentive Program under the US Airways Group 2005 Equity Incentive Plan.†
10.88	Summary of Director Compensation and Benefits.†
21.1	Subsidiaries of US Airways Group.
23.1	Consents of KPMG LLP, Independent Registered Public Accounting Firm of US Airways Group.
24.1	Powers of Attorney.
31.1	Certification of US Airways Group’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of US Airways Group’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.3	Certification of US Airways’ Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.4	Certification of US Airways’ Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of US Airways Group’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of US Airways’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted under a request for confidential treatment and filed separately with the United States Securities and Exchange Commission.

†	Management contract or compensatory plan or arrangement.