Form 10-Q
period 2009-03-31
US AIRWAYS GROUP INC; US AIRWAYS INC
filed 2009-04-23
CIK 701345, 714560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether each registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
As of April 17, 2009, there were approximately 114,309,043 shares of US Airways Group, Inc. common stock outstanding.
As of April 17, 2009, US Airways, Inc. had 1,000 shares of common stock outstanding, all of which were held by US Airways Group, Inc.

US Airways Group, Inc.
US Airways, Inc.
Form 10-Q
Quarterly Period Ended March 31, 2009

Page
Part I. Financial Information

Item 1A. Condensed Consolidated Financial Statements of US Airways Group, Inc.

Condensed Consolidated Statements of Operations	5

Condensed Consolidated Balance Sheets	6

Condensed Consolidated Statements of Cash Flows	7

Notes to the Condensed Consolidated Financial Statements	8

Item 1B. Condensed Consolidated Financial Statements of US Airways, Inc.

Condensed Consolidated Statements of Operations	15

Condensed Consolidated Balance Sheets	16

Condensed Consolidated Statements of Cash Flows	17

Notes to the Condensed Consolidated Financial Statements	18

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures about Market Risk	46

Item 4. Controls and Procedures	48

Part II. Other Information

Item 1. Legal Proceedings	49

Item 1A. Risk Factors	49

Item 6. Exhibits	58

Signatures

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 10.9
Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 31.4
Exhibit 32.1
Exhibit 32.2

This combined Quarterly Report on Form 10-Q is filed by US Airways Group, Inc. (“US Airways Group”) and its wholly owned subsidiary US Airways, Inc. (“US Airways”). References in this Form 10-Q to “we,” “us,” “our” and the “Company” refer to US Airways Group and its consolidated subsidiaries.
Note Concerning Forward-Looking Statements
Certain of the statements contained in this report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” and “continue” and similar terms used in connection with statements regarding, among others, our outlook, expected fuel costs, the revenue environment, and our expected financial performance. These statements include, but are not limited to, statements about the benefits of the business combination transaction involving America West Holdings Corporation (“America West Holdings”) and US Airways Group, including future financial and operating results, our plans, objectives, expectations and intentions and other statements that are not historical facts. These statements are based upon the current beliefs and expectations of management and are subject to significant risks and uncertainties that could cause our actual results and financial position to differ materially from these statements. These risks and uncertainties include, but are not limited to, those described below under Part II, Item 1A “Risk Factors,” and the following:
•	the impact of future significant operating losses;

•	economic conditions;
•	a reduction in the availability of financing and changes in prevailing interest rates that result in increased costs of financing;
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

•	changes in government legislation and regulation;

•	our ability to obtain and maintain adequate facilities and infrastructure to operate and grow our route network;
•	the impact of environmental laws and regulations;
•	costs of ongoing data security compliance requirements and the impact of any data security breach;
•	interruptions or disruptions in service at one or more of our hub airports;

•	the impact of any accident involving our aircraft;

•	delays in scheduled aircraft deliveries or other loss of anticipated fleet capacity;

•	the impact of weather conditions and seasonality of airline travel;

•	the cyclical nature of the airline industry;
•	the impact of possible future increases in insurance costs and disruptions to insurance markets;
•	the impact of foreign currency exchange rate fluctuations;

•	our ability to use pre-merger NOLs and certain other tax attributes;

•	our ability to maintain contracts that are critical to our operations;

•	our ability to attract and retain customers; and
•	other risks and uncertainties listed from time to time in our reports to the Securities and Exchange Commission.
All of the forward-looking statements are qualified in their entirety by reference to the factors discussed in Part II, Item 1A “Risk Factors.” There may be other factors not identified above, or in Part II, Item 1A, of which we are not currently aware that may affect matters discussed in the forward-looking statements and may also cause actual results to differ materially from those discussed. We assume no obligation to publicly update any forward-looking statement to reflect actual results, changes in assumptions or changes in other factors affecting these estimates other than as required by law. Any forward-looking statements speak only as of the date of this Form 10-Q.
Part I. Financial Information
This combined Form 10-Q is filed by US Airways Group and US Airways and includes the financial statements of each company in Item 1A and Item 1B, respectively.

Item 1A. Condensed Consolidated Financial Statements of US Airways Group, Inc.
US Airways Group, Inc.
Condensed Consolidated Statements of Operations
(In millions, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Operating revenues:
Mainline passenger	$1,611	$1,953
Express passenger	551	657
Cargo	24	36
Other	269	194

Total operating revenues	2,455	2,840
Operating expenses:
Aircraft fuel and related taxes	378	823
Loss (gain) on fuel hedging instruments, net	27	(117)
Salaries and related costs	551	563
Express expenses	604	734
Aircraft rent	178	178
Aircraft maintenance	174	213
Other rent and landing fees	131	145
Selling expenses	92	104
Special items, net	6	26
Depreciation and amortization	60	50
Other	279	317

Total operating expenses	2,480	3,036

Operating loss	(25)	(196)
Nonoperating income (expense):
Interest income	6	29
Interest expense, net	(71)	(61)
Other, net	(13)	(9)

Total nonoperating expense, net	(78)	(41)

Loss before income taxes	(103)	(237)
Income tax provision	—	—

Net loss	$(103)	$(237)

Loss per common share:
Basic loss per common share	$(0.90)	$(2.58)
Diluted loss per common share	$(0.90)	$(2.58)
Shares used for computation (in thousands):
Basic	114,121	92,023
Diluted	114,121	92,023
See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$1,262	$1,034
Investments in marketable securities	—	20
Restricted cash	166	186
Accounts receivable, net	377	293
Materials and supplies, net	206	201
Prepaid expenses and other	552	684

Total current assets	2,563	2,418
Property and equipment
Flight equipment	3,202	3,157
Ground property and equipment	858	816
Less accumulated depreciation and amortization	(1,003)	(954)

	3,057	3,019
Equipment purchase deposits	347	267

Total property and equipment	3,404	3,286
Other assets
Other intangibles, net of accumulated amortization of $94 million and $87 million, respectively	538	545
Restricted cash	503	540
Investments in marketable securities	180	187
Other assets, net	233	238

Total other assets	1,454	1,510

Total assets	$7,421	$7,214

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Current maturities of debt and capital leases	$423	$362
Accounts payable	636	797
Air traffic liability	939	698
Accrued compensation and vacation	188	158
Accrued taxes	200	142
Other accrued expenses	884	887

Total current liabilities	3,270	3,044
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	3,734	3,623
Deferred gains and credits, net	305	323
Postretirement benefits other than pensions	109	108
Employee benefit liabilities and other	599	610

Total noncurrent liabilities and deferred credits	4,747	4,664
Commitments and contingencies
Stockholders’ deficit
Common stock, $0.01 par value; 200,000,000 shares authorized, 114,536,165 and 114,122,172 shares issued and outstanding at March 31, 2009; 114,527,377 and 114,113,384 shares issued and outstanding at December 31, 2008	1	1
Additional paid-in capital	1,794	1,789
Accumulated other comprehensive income	61	65
Accumulated deficit	(2,439)	(2,336)
Treasury stock, common stock, 413,993 shares at March 31, 2009 and December 31, 2008	(13)	(13)

Total stockholders’ deficit	(596)	(494)

Total liabilities and stockholders’ deficit	$7,421	$7,214

See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Net cash provided by (used in) operating activities	$187	$(25)
Cash flows from investing activities:
Purchases of property and equipment	(135)	(150)
Purchases of marketable securities	—	(90)
Sales of marketable securities	20	151
Proceeds from sale of other investments	—	3
Decrease in long-term restricted cash	37	5
Proceeds from dispositions of property and equipment	52	—
Increase in equipment purchase deposits	(48)	(36)

Net cash used in investing activities	(74)	(117)
Cash flows from financing activities:
Repayments of debt and capital lease obligations	(105)	(149)
Proceeds from issuance of debt	221	251
Deferred financing costs	(1)	(3)

Net cash provided by financing activities	115	99

Net increase (decrease) in cash and cash equivalents	228	(43)
Cash and cash equivalents at beginning of period	1,034	1,948

Cash and cash equivalents at end of period	$1,262	$1,905

Non-cash investing and financing activities:
Note payable issued for equipment purchase deposit	$32	$—
Interest payable converted to debt	9	—
Maintenance payable converted to debt	9	—
Net unrealized loss on available for sale securities	—	45
Supplemental information:
Interest paid	$63	$70
Income taxes paid	—	—
See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of US Airways Group, Inc. (“US Airways Group” or the “Company”) should be read in conjunction with the financial statements contained in US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2008. The accompanying unaudited condensed consolidated financial statements include the accounts of US Airways Group and its wholly owned subsidiaries. Wholly owned subsidiaries include US Airways, Inc. (“US Airways”), Piedmont Airlines, Inc. (“Piedmont”), PSA Airlines, Inc. (“PSA”), Material Services Company, Inc. (“MSC”) and Airways Assurance Limited, LLC (“AAL”). All significant intercompany accounts and transactions have been eliminated.
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
Recent Accounting Pronouncements
In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option. FSP APB 14-1 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. The liability component of the debt instrument is accreted to par using the effective yield method; accretion is reported as a component of interest expense. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment. FSP APB 14-1 must be applied retrospectively to previously issued cash-settleable convertible instruments as well as prospectively to newly issued instruments. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.
The Company issued a total of $144 million of 7% senior convertible notes on September 30, 2005. As of March 31, 2009, $74 million of par value remained outstanding under the 7% senior convertible notes. The holders of these notes may convert, at any time on or prior to maturity or redemption, any outstanding notes (or portions thereof) into shares of the Company’s common stock, initially at a conversion rate of 41.4508 shares of stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $24.12 per share). In lieu of delivery of shares of common stock upon conversion of all or any portion of the notes, the Company may elect to pay cash or a combination of shares and cash to holders surrendering notes for conversion. The 7% senior convertible notes are subject to the provisions of FSP 14-1 since the notes can be settled in cash upon conversion.
The Company adopted FSP APB 14-1 on January 1, 2009. The Company concluded that the fair value of the equity component of its 7% senior convertible notes at the time of issuance in 2005 was $47 million. Upon retrospective application, the adoption resulted in a $29 million increase in accumulated deficit at December 31, 2008, comprised of non-cash interest expense of $17 million for the years 2005-2008 and non-cash losses on debt extinguishment of $12 million related to the partial conversion of certain notes to common stock in 2006. As of March 31, 2009 and December 31, 2008, the carrying value of the equity component was $40 million. The principal amount of the outstanding notes, the unamortized discount and the net carrying value at March 31, 2009 was $74 million, $10 million and $64 million, respectively, and at December 31, 2008 was $74 million, $11 million and $63 million, respectively. The remaining period over which the unamortized discount will be recognized is 1.5 years. The Company recognized $1 million in non-cash interest expense in each of the three months ended March 31, 2009 and 2008, respectively, related to the adoption of FSP APB 14-1. The following table presents the December 31, 2008 balance sheet line items affected as adjusted and as originally reported (in millions).

	December 31, 2008
	As Adjusted	As Reported
Long-term debt and capital leases, net of current maturities	$3,623	$3,634
Additional paid-in capital	1,789	1,749
Accumulated deficit	(2,336)	(2,307)
In April 2009, the FASB issued FSP Financial Accounting Standards (“FAS”) 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP changes existing guidance for determining whether an impairment of debt securities is other than temporary. The FSP requires other than temporary impairments to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses) which is recognized in earnings and the amount related to other factors which is recognized in other comprehensive income. This noncredit loss component of the impairment may only be classified in other comprehensive income if the holder of the security concludes that it does not intend to sell and it will not more likely than not be required to sell the security before it recovers its value. If these conditions are not met, the noncredit loss must also be recognized in earnings. When adopting the FSP, an entity is required to record a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other than temporary impairment from retained earnings to accumulated other comprehensive income. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. Management is currently evaluating the requirements of the FSP and has not yet determined the impact on the Company’s condensed consolidated financial statements.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company does not believe the adoption of this FSP will materially impact the Company’s condensed consolidated financial statements.
2. Special Items, Net
Special items, net as shown on the condensed consolidated statements of operations included the following charges for the three months ended March 31, 2009 and 2008 (in millions):

	Three Months Ended
	March 31,
	2009	2008
Lease return costs and penalties (a)	$5	$—
Severance charges (b)	1	—
Merger related transition expenses (c)	—	26

Special items, net	$6	$26

(a)	In connection with capacity reductions, the Company recorded $5 million in charges for lease return costs and penalties related to certain Airbus aircraft.

(b)	As a result of capacity reductions, the Company recorded $1 million in severance charges.

(c)
In connection with the effort to consolidate functions and integrate the Company’s organizations, procedures and operations, the Company incurred $26 million of merger related transition expenses. These expenses included $9 million in uniform costs to transition employees to the new US Airways uniforms; $5 million in applicable employment tax expenses related to contractual benefits granted to certain current and former employees as a result of the merger; $4 million in compensation expenses for equity awards granted in connection with the merger to retain key employees through the integration period; $3 million of aircraft livery costs; $3 million in professional and technical fees related to the integration of airline operations systems and $2 million in other expenses.

3. Loss Per Common Share
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

	Three Months Ended
	March 31,	March 31,
	2009	2008
Basic and diluted loss per share:
Net loss	$(103)	$(237)

Weighted average common shares outstanding (in thousands)	114,121	92,023

Basic and diluted loss per share	$(0.90)	$(2.58)

For the three months ended March 31, 2009 and 2008, 9,674,947 and 5,773,732 shares, respectively, underlying stock options, stock appreciation rights and restricted stock units were not included in the computation of diluted EPS because inclusion of such shares would be antidilutive or because the exercise prices were greater than the average market price of common stock for the period. In addition, for the three months ended March 31, 2009 and 2008, 3,050,148 incremental shares from the assumed conversion of the 7% senior convertible notes were excluded from the computation of diluted EPS due to their antidilutive effect.
4. Debt
The following table details the Company’s debt (in millions). Variable interest rates listed are the rates as of March 31, 2009.

	March 31,	December 31,
	2009	2008
Secured
Citicorp North America loan, variable interest rate of 3.02%, installments due through 2014	$1,168	$1,184
Equipment loans, aircraft pre-delivery payment financings and other notes payable, fixed and variable interest rates ranging from 1.91% to 10.51%, averaging 4.76%, maturing from 2010 to 2021	1,835	1,674
Aircraft enhanced equipment trust certificates (“EETCs”), fixed interest rates ranging from 7.08% to 9.01%, averaging 7.79%, maturing from 2015 to 2022	519	540
Slot financing, fixed interest rate of 8.08%, interest only payments until due in 2015	47	47
Capital lease obligations, interest rate of 8%, installments due through 2021	39	39
Senior secured discount notes, variable interest rate of 5.39%, due in 2009	32	32

	3,640	3,516

Unsecured
Barclays prepaid miles, variable interest rate of 5.25%, interest only payments	200	200
Airbus advance, repayments beginning in 2010 through 2018	217	207
7% senior convertible notes, interest only payments until due in 2020	74	74
Engine maintenance notes	77	72
Industrial development bonds, fixed interest rate of 6.3%, interest only payments until due in 2023	29	29
Note payable to Pension Benefit Guaranty Corporation, fixed interest rate of 6%, interest only payments until due in 2012	10	10
Other notes payable, due in 2009 to 2011	70	45

	677	637

Total long-term debt and capital lease obligations	4,317	4,153
Less: Total unamortized discount on debt	(160)	(168)
Current maturities, less $5 million and $10 million of unamortized discount on debt at March 31, 2009 and December 31, 2008, respectively	(423)	(362)

Long-term debt and capital lease obligations, net of current maturities	$3,734	$3,623

On January 16, 2009, US Airways exercised its right to obtain new loan commitments and incur additional loans under a spare parts loan agreement. In connection with the exercise of that right, Airbus Financial Services funded $50 million in satisfaction of a previous commitment. This loan will mature on October 20, 2014, will bear interest at a rate of LIBOR plus a margin and will be secured by the collateral securing loans under the spare parts loan agreement.

On March 31, 2009, US Airways again exercised its right to obtain new loan commitments and incur additional loans under the spare parts loan agreement and borrowed $50 million. This loan will mature on October 20, 2014, will bear interest at a rate of LIBOR plus a margin and will be secured by the collateral securing loans under the spare parts loan agreement. With a portion of the proceeds, US Airways purchased an A321 aircraft previously leased to US Airways by an affiliate of the debt holder. As a result, this aircraft became unencumbered.
5. Income Taxes
As of December 31, 2008, the Company had approximately $1.49 billion of gross net operating loss carryforwards (“NOL”) to reduce future federal taxable income. Of this amount, approximately $1.44 billion was available to reduce federal taxable income in the calendar year 2009. The NOL expires during the years 2022 through 2028. The Company’s deferred tax asset, which included $1.41 billion of the NOL discussed above, has been subject to a full valuation allowance. The Company also had approximately $77 million of tax-effected state NOL as of December 31, 2008.
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
The Company reported a loss in the first quarter of 2009 and 2008 and did not record a tax provision in either period.
6. Express Expenses
Expenses associated with the Company’s wholly owned regional airlines and affiliate regional airlines operating as US Airways Express are classified as Express expenses on the condensed consolidated statements of operations. Express expenses consist of the following (in millions):

	Three Months Ended
	March 31,
	2009	2008
Aircraft fuel and related taxes	$123	$249
Salaries and related costs	63	63
Capacity purchases	263	263
Aircraft rent	13	13
Aircraft maintenance	23	22
Other rent and landing fees	31	27
Selling expenses	34	38
Depreciation and amortization	6	6
Other expenses	48	53

Express expenses	$604	$734

7. Derivative Instruments
Because the Company’s operations are dependent upon aviation fuel, significant increases in aviation fuel costs materially and adversely affect its liquidity, results of operations and financial condition. To manage the risk of changes in aviation fuel prices, the Company periodically enters into derivative contracts comprised of heating oil-based derivative instruments to hedge a portion of its projected jet fuel requirements. As of March 31, 2009, the Company had fuel hedge transactions consisting of collars with no premiums to hedge approximately 9% of its remaining projected 2009 mainline and Express jet fuel requirements at a weighted average collar range of $3.50 to $3.70 per gallon of heating oil or $139.98 to $148.38 per barrel of estimated crude oil equivalent.

The Company has open fuel hedging instruments in place, which do not currently qualify for hedge accounting. Accordingly, the derivative hedging instruments are recorded as an asset or liability on the balance sheet at fair value and any changes in fair value are recorded in the period of change as gains or losses on fuel hedging instruments, net in operating expenses in the accompanying condensed consolidated statements of operations. The fair value of the Company’s fuel hedging derivative instruments at March 31, 2009 and December 31, 2008 was a net liability of $205 million and $375 million, respectively, recorded in accounts payable. If oil prices remain at the same level as March 31, 2009, the $205 million of unrealized losses will be realized in the second and third quarters of 2009 in the amount of $146 million and $59 million, respectively. Refer to Note 9 for discussion on how the Company determines the fair value of its fuel hedging derivative instruments. The following table details the Company’s loss (gain) on fuel hedging instruments, net (in millions):

	Three Months Ended
	March 31,
	2009	2008
Realized loss (gain)	$197	$(81)
Unrealized gain	(170)	(36)

Loss (gain) on fuel hedging instruments, net	$27	$(117)

When the Company’s fuel hedging derivative instruments are in a net asset position, the Company is exposed to credit losses in the event of non-performance by counterparties to its fuel hedging derivatives. The amount of such credit exposure is limited to the unrealized gains on the Company’s fuel hedging derivatives. To manage credit risks, the Company carefully selects counterparties, conducts transactions with multiple counterparties which limits its exposure to any single counterparty and monitors the market position of the program and its relative market position with each counterparty. The Company also maintains industry-standard security agreements with all of its counterparties which may require the counterparty to post collateral if the value of the fuel hedging derivatives exceeds specified thresholds related to the counterparty’s credit ratings.
When the Company’s fuel hedging derivative instruments are in a net liability position, the Company is exposed to credit risks related to the return of collateral in situations in which the Company has posted collateral with counterparties for unrealized losses. When possible, in order to mitigate this risk, the Company provides letters of credit to certain counterparties in lieu of cash. At March 31, 2009, $165 million related to letters of credit collateralizing certain counterparties to the Company’s fuel hedging transactions is included in short-term restricted cash. In addition, at March 31, 2009, the Company had $79 million in cash deposits held by counterparties to collateralize its fuel hedging transactions. Since the third quarter of 2008, the Company has not entered into any new transactions as part of its fuel hedging program due to the impact collateral requirements could have on its liquidity if the price of oil continues to fall.
Further declines in heating oil prices would result in additional collateral requirements with the Company’s counterparties, unrealized losses on its existing fuel hedging derivative instruments and realized losses at the time of settlement of these fuel hedging derivative instruments.
8. Investments in Marketable Securities (Noncurrent)
As of March 31, 2009, the Company held auction rate securities totaling $411 million at par value, which are classified as available for sale securities and noncurrent assets on the Company’s condensed consolidated balance sheets. Contractual maturities for these auction rate securities range from seven to 43 years, with 62% of the Company’s portfolio maturing within the next ten years, 10% maturing within the next 20 years, 16% maturing within the next 30 years and 12% maturing thereafter through 2052. Current yields range from 1.3% to 3.06%. With the liquidity issues experienced in the global credit and capital markets, all of the Company’s auction rate securities have experienced failed auctions since August 2007. The estimated fair value of these auction rate securities no longer approximates par value. Refer to Note 9 for discussion on how the Company determines the fair value of its investments in auction rate securities.
At March 31, 2009, the fair value of the Company’s auction rate securities was $180 million, a decline of $7 million from December 31, 2008 and $231 million from par. The decline in the first quarter of 2009 was deemed to be an other than temporary impairment due to continued declines in the fair values of certain securities. Accordingly, the Company recorded $7 million in impairment charges in other nonoperating expense, net in the first quarter of 2009 related to the other than temporary impairment of its auction rate securities.
In the first quarter of 2008, the Company recorded $13 million of impairment charges in other nonoperating expense, net related to other than temporary impairment on two auction rate securities. Of the impairment charges, $9 million was due to a security’s downgrade from a credit rating of AA to B and a further decline in a second security with subprime exposure. The Company also recognized an additional $4 million impairment charge for one security’s previously recorded unrealized losses in other comprehensive income.

The Company continues to monitor the market for auction rate securities and consider its impact (if any) on the fair value of its investments. If the current market conditions deteriorate further, the Company may be required to record additional impairment charges in other nonoperating expense, net in future periods.
9. Fair Value Measurements
Assets measured at fair value on a recurring basis are as follows (in millions):

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs	Valuation
	Fair Value	(Level 1)	(Level 2)	(Level 3)	Technique
At March 31, 2009
Investments in marketable securities (noncurrent)	$180	$—	$—	$180	(1)
Fuel hedging derivatives	(205)	—	(205)	—	(2)
At December 31, 2008
Investments in marketable securities (noncurrent)	$187	$—	$—	$187	(1)
Fuel hedging derivatives	(375)	—	(375)	—	(2)

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

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (in millions):

Investments in
Marketable
Securities
(Noncurrent)
Balance at December 31, 2008	$187
Impairment losses included in other nonoperating expense, net	(7)

Balance at March 31, 2009	$180

10. Other Comprehensive Income (Loss)
The Company’s other comprehensive loss consists of the following (in millions):

	Three Months Ended
	March 31,
	2009	2008
Net loss	$(103)	$(237)
Unrealized losses on available for sale securities	—	(49)
Recognition of previous unrealized losses now deemed other than temporary	—	4
Pension and other postretirement benefits	(4)	(2)

Total comprehensive loss	$(107)	$(284)

The Company’s accumulated other comprehensive income at March 31, 2009 and December 31, 2008, consisted of $61 million and $65 million, respectively, related to pension and other postretirement benefit plans, net of amortization. Accumulated other comprehensive income is not presented net of tax as any effects resulting from the items above have been immediately offset by the recording of a valuation allowance through the same financial statement caption.

11. Flight 1549
On January 15, 2009, US Airways flight 1549 was involved in an accident in New York that resulted in the aircraft ditching in the Hudson River. The Airbus A320 aircraft was en route to Charlotte from LaGuardia with 150 passengers and a crew of 5 (2 pilots and 3 flight attendants) onboard. All aboard survived and there were no serious injuries. US Airways has insurance coverage for both the aircraft (which is a total loss) as well as costs resulting from the accident, and there are no applicable deductibles.
The aircraft involved in the flight 1549 accident was leased by US Airways. In the first quarter of 2009, US Airways exercised its aircraft substitution right under the lease agreement and transferred title of an owned Airbus A320 to the lessor in substitution for the Airbus A320 aircraft that was involved in the accident. This transferred aircraft will continue to be leased to US Airways under the same terms and conditions of the lease agreement. In connection with this transaction, US Airways extinguished $22 million of debt associated with the previously owned aircraft that was transferred to the lessor.

Item 1B. Condensed Consolidated Financial Statements of US Airways, Inc.
US Airways, Inc.
Condensed Consolidated Statements of Operations
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Operating revenues:
Mainline passenger	$1,611	$1,953
Express passenger	551	657
Cargo	24	36
Other	305	221

Total operating revenues	2,491	2,867
Operating expenses:
Aircraft fuel and related taxes	378	823
Loss (gain) on fuel hedging instruments, net	27	(117)
Salaries and related costs	551	563
Express expenses	632	758
Aircraft rent	178	178
Aircraft maintenance	174	213
Other rent and landing fees	131	145
Selling expenses	92	104
Special items, net	6	26
Depreciation and amortization	62	52
Other	286	315

Total operating expenses	2,517	3,060

Operating loss	(26)	(193)
Nonoperating income (expense):
Interest income	6	29
Interest expense, net	(61)	(52)
Other, net	(14)	(8)

Total nonoperating expense, net	(69)	(31)

Loss before income taxes	(95)	(224)
Income tax provision	—	—

Net loss	$(95)	$(224)

See accompanying notes to the condensed consolidated financial statements.

US Airways, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$1,260	$1,026
Investments in marketable securities	—	20
Restricted cash	166	186
Accounts receivable, net	374	291
Materials and supplies, net	173	163
Prepaid expenses and other	543	673

Total current assets	2,516	2,359
Property and equipment
Flight equipment	3,063	3,017
Ground property and equipment	832	791
Less accumulated depreciation and amortization	(960)	(914)

	2,935	2,894
Equipment purchase deposits	347	267

Total property and equipment	3,282	3,161
Other assets
Other intangibles, net of accumulated amortization of $87 million and $81 million, respectively	502	508
Restricted cash	503	540
Investments in marketable securities	180	187
Other assets, net	195	199

Total other assets	1,380	1,434

Total assets	$7,178	$6,954

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities
Current maturities of debt and capital leases	$407	$346
Accounts payable	618	781
Payables to related parties, net	986	985
Air traffic liability	939	698
Accrued compensation and vacation	180	147
Accrued taxes	202	142
Other accrued expenses	853	867

Total current liabilities	4,185	3,966
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	2,359	2,236
Deferred gains and credits, net	276	284
Postretirement benefits other than pensions	108	107
Employee benefit liabilities and other	570	582

Total noncurrent liabilities and deferred credits	3,313	3,209
Commitments and contingencies
Stockholder’s deficit
Common stock, $1 par, 1,000 shares issued and outstanding	—	—
Additional paid-in capital	1,845	1,845
Accumulated other comprehensive income	74	78
Accumulated deficit	(2,239)	(2,144)

Total stockholder’s deficit	(320)	(221)

Total liabilities and stockholder’s deficit	$7,178	$6,954

See accompanying notes to the condensed consolidated financial statements.

US Airways, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Net cash provided by (used in) operating activities	$176	$(51)
Cash flows from investing activities:
Purchases of property and equipment	(134)	(137)
Purchases of marketable securities	—	(90)
Sales of marketable securities	20	151
Proceeds from sale of other investments	—	3
Decrease in long-term restricted cash	37	5
Proceeds from dispositions of property and equipment	52	—
Increase in equipment purchase deposits	(48)	(36)

Net cash used in investing activities	(73)	(104)
Cash flows from financing activities:
Repayments of debt and capital lease obligations	(89)	(134)
Proceeds from issuance of debt	221	251
Deferred financing costs	(1)	(3)

Net cash provided by financing activities	131	114

Net increase (decrease) in cash and cash equivalents	234	(41)
Cash and cash equivalents at beginning of period	1,026	1,940

Cash and cash equivalents at end of period	$1,260	$1,899

Non-cash investing and financing activities:
Note payable issued for equipment purchase deposit	$32	$—
Interest payable converted to debt	9	—
Maintenance payable converted to debt	9	—
Net unrealized loss on available for sale securities	—	45
Supplemental information:
Interest paid	$50	$41
Income taxes paid	—	—
See accompanying notes to the condensed consolidated financial statements.

US Airways, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of US Airways, Inc. (“US Airways”) should be read in conjunction with the financial statements contained in US Airways’ Annual Report on Form 10-K for the year ended December 31, 2008. US Airways is a wholly owned subsidiary of US Airways Group, Inc. (“US Airways Group”). The accompanying unaudited condensed consolidated financial statements include the accounts of US Airways and its wholly owned subsidiary, America West Holdings, LLC (“America West Holdings”). America West Airlines, LLC (“AWA”) and its wholly owned subsidiary, FTCHP, LLC, are wholly owned subsidiaries of America West Holdings. All significant intercompany accounts and transactions between US Airways and its wholly owned subsidiaries have been eliminated.
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
Recent Accounting Pronouncements
In April 2009, the Financial Accounting Standards Board (“FASB) issued FASB Staff Position (“FSP”) Financial Accounting Standards (“FAS”) 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP changes existing guidance for determining whether an impairment of debt securities is other than temporary. The FSP requires other than temporary impairments to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses) which is recognized in earnings and the amount related to other factors which is recognized in other comprehensive income. This noncredit loss component of the impairment may only be classified in other comprehensive income if the holder of the security concludes that it does not intend to sell and it will not more likely than not be required to sell the security before it recovers its value. If these conditions are not met, the noncredit loss must also be recognized in earnings. When adopting the FSP, an entity is required to record a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other than temporary impairment from retained earnings to accumulated other comprehensive income. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. Management is currently evaluating the requirements of the FSP and has not yet determined the impact on US Airways’ condensed consolidated financial statements.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. US Airways does not believe the adoption of this FSP will materially impact its condensed consolidated financial statements.

2. Special Items, Net
Special items, net as shown on the condensed consolidated statements of operations included the following charges for the three months ended March 31, 2009 and 2008 (in millions):

	Three Months Ended
	March 31,
	2009	2008
Lease return costs and penalties (a)	$5	$—
Severance charges (b)	1	—
Merger related transition expenses (c)	—	26

Special items, net	$6	$26

(a)	In connection with capacity reductions, US Airways recorded $5 million in charges for lease return costs and penalties related to certain Airbus aircraft.

(b)	As a result of capacity reductions, US Airways recorded $1 million in severance charges.

(c)
In connection with the effort to consolidate functions and integrate organizations, procedures and operations with AWA, US Airways incurred $26 million of merger related transition expenses. These expenses included $9 million in uniform costs to transition employees to the new US Airways uniforms; $5 million in applicable employment tax expenses related to contractual benefits granted to certain current and former employees as a result of the merger; $4 million in compensation expenses for equity awards granted in connection with the merger to retain key employees through the integration period; $3 million of aircraft livery costs; $3 million in professional and technical fees related to the integration of airline operations systems and $2 million in other expenses.

3. Debt
The following table details US Airways’ debt (in millions). Variable interest rates listed are the rates as of March 31, 2009.

	March 31,	December 31,
	2009	2008
Secured
Equipment loans, aircraft pre-delivery payment financings and other notes payable, fixed and variable interest rates ranging from 1.91% to 10.51%, averaging 4.76%, maturing from 2010 to 2021	$1,835	$1,674
Aircraft enhanced equipment trust certificates (“EETCs”), fixed interest rates ranging from 7.08% to 9.01%, averaging 7.79%, maturing from 2015 to 2022	519	540
Slot financing, interest rate of 8.08%, interest only payments until due in 2015	47	47
Capital lease obligations, interest rate of 8%, installments due through 2021	39	39
Senior secured discount notes, variable interest rate of 5.39%, due in 2009	32	32

	2,472	2,332

Unsecured
Airbus advance, repayments beginning in 2010 through 2018	217	207
Engine maintenance notes	77	72
Industrial development bonds, fixed interest rate of 6.3%, interest only payments until due in 2023	29	29
Note payable to Pension Benefit Guaranty Corporation, fixed interest rate of 6%, interest only payments until due in 2012	10	10
Other notes payable, due in 2009 to 2011	70	45

	403	363

Total long-term debt and capital lease obligations	2,875	2,695
Less: Total unamortized discount on debt	(109)	(113)
Current maturities, less $5 million and $10 million of unamortized discount on debt at March 31, 2009 and December 31, 2008, respectively	(407)	(346)

Long-term debt and capital lease obligations, net of current maturities	$2,359	$2,236

On January 16, 2009, US Airways exercised its right to obtain new loan commitments and incur additional loans under a spare parts loan agreement. In connection with the exercise of that right, Airbus Financial Services funded $50 million in satisfaction of a previous commitment. This loan will mature on October 20, 2014, will bear interest at a rate of LIBOR plus a margin and will be secured by the collateral securing loans under the spare parts loan agreement.
On March 31, 2009, US Airways again exercised its right to obtain new loan commitments and incur additional loans under the spare parts loan agreement and borrowed $50 million. This loan will mature on October 20, 2014, will bear interest at a rate of LIBOR plus a margin and will be secured by the collateral securing loans under the spare parts loan agreement. With a portion of the proceeds, US Airways purchased an A321 aircraft previously leased to US Airways by an affiliate of the debt holder. As a result, this aircraft became unencumbered.
4. Related Party Transactions
The following represents the net payable balances to related parties (in millions):

	March 31,	December 31,
	2009	2008
US Airways Group	$946	$949
US Airways Group’s wholly owned subsidiaries	40	36

	$986	$985

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
As of December 31, 2008, US Airways had approximately $1.41 billion of gross net operating loss carryforwards (“NOL”) to reduce future federal taxable income. Of this amount, approximately $1.37 billion was available to reduce federal taxable income in the calendar year 2009. The NOL expires during the years 2022 through 2028. US Airways’ deferred tax asset, which included $1.33 billion of the NOL discussed above, has been subject to a full valuation allowance. US Airways also had approximately $72 million of tax-effected state NOL as of December 31, 2008.
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
US Airways reported a loss in the first quarter of 2009 and 2008 and did not record a tax provision in either period.

6. Express Expenses
Expenses associated with affiliate regional airlines operating as US Airways Express are classified as Express expenses on the condensed consolidated statements of operations. Express expenses consist of the following (in millions):

	Three Months Ended
	March 31,
	2009	2008
Aircraft fuel and related taxes	$123	$249
Salaries and related costs	6	6
Capacity purchases	418	416
Other rent and landing fees	26	22
Selling expenses	34	38
Other expenses	25	27

Express expenses	$632	$758

7. Derivative Instruments
Because US Airways’ operations are dependent upon aviation fuel, significant increases in aviation fuel costs materially and adversely affect its liquidity, results of operations and financial condition. To manage the risk of changes in aviation fuel prices, US Airways periodically enters into derivative contracts comprised of heating oil-based derivative instruments to hedge a portion of its projected jet fuel requirements. As of March 31, 2009, US Airways had fuel hedge transactions consisting of collars with no premiums to hedge approximately 9% of its remaining projected 2009 mainline and Express jet fuel requirements at a weighted average collar range of $3.50 to $3.70 per gallon of heating oil or $139.98 to $148.38 per barrel of estimated crude oil equivalent.
US Airways has open fuel hedging instruments in place, which do not currently qualify for hedge accounting. Accordingly, the derivative hedging instruments are recorded as an asset or liability on the balance sheet at fair value and any changes in fair value are recorded in the period of change as gains or losses on fuel hedging instruments, net in operating expenses in the accompanying condensed consolidated statements of operations. The fair value of US Airways’ fuel hedging derivative instruments at March 31, 2009 and December 31, 2008 was a net liability of $205 million and $375 million, respectively, recorded in accounts payable. If oil prices remain at the same level as March 31, 2009, the $205 million of unrealized losses will be realized in the second and third quarters of 2009 in the amount of $146 million and $59 million, respectively. Refer to Note 9 for discussion on how US Airways determines the fair value of its fuel hedging derivative instruments. The following table details US Airways’ loss (gain) on fuel hedging instruments, net (in millions):

	Three Months Ended
	March 31,
	2009	2008
Realized loss (gain)	$197	$(81)
Unrealized gain	(170)	(36)

Loss (gain) on fuel hedging instruments, net	$27	$(117)

When US Airways’ fuel hedging derivative instruments are in a net asset position, US Airways is exposed to credit losses in the event of non-performance by counterparties to its fuel hedging derivatives. The amount of such credit exposure is limited to the unrealized gains on US Airways’ fuel hedging derivatives. To manage credit risks, US Airways carefully selects counterparties, conducts transactions with multiple counterparties which limits its exposure to any single counterparty and monitors the market position of the program and its relative market position with each counterparty. US Airways also maintains industry-standard security agreements with all of its counterparties which may require the counterparty to post collateral if the value of the fuel hedging derivatives exceeds specified thresholds related to the counterparty’s credit ratings.
When US Airways’ fuel hedging derivative instruments are in a net liability position, US Airways is exposed to credit risks related to the return of collateral in situations in which US Airways has posted collateral with counterparties for unrealized losses. When possible, in order to mitigate this risk, US Airways provides letters of credit to certain counterparties in lieu of cash. At March 31, 2009, $165 million related to letters of credit collateralizing certain counterparties to US Airways’ fuel hedging transactions is included in short-term restricted cash. In addition, at March 31, 2009, US Airways had $79 million in cash deposits held by counterparties to collateralize its fuel hedging transactions. Since the third quarter of 2008, US Airways has not entered into any new transactions as part of its fuel hedging program due to the impact collateral requirements could have on its liquidity if the price of oil continues to fall.

Further declines in heating oil prices would result in additional collateral requirements with US Airways’ counterparties, unrealized losses on its existing fuel hedging derivative instruments and realized losses at the time of settlement of these fuel hedging derivative instruments.
8. Investments in Marketable Securities (Noncurrent)
As of March 31, 2009, US Airways held auction rate securities totaling $411 million at par value, which are classified as available for sale securities and noncurrent assets on US Airways’ condensed consolidated balance sheets. Contractual maturities for these auction rate securities range from seven to 43 years, with 62% of US Airways’ portfolio maturing within the next ten years, 10% maturing within the next 20 years, 16% maturing within the next 30 years and 12% maturing thereafter through 2052. Current yields range from 1.3% to 3.06%. With the liquidity issues experienced in the global credit and capital markets, all of US Airways’ auction rate securities have experienced failed auctions since August 2007. The estimated fair value of these auction rate securities no longer approximates par value. Refer to Note 9 for discussion on how US Airways determines the fair value of its investments in auction rate securities.
At March 31, 2009, the fair value of US Airways’ auction rate securities was $180 million, a decline of $7 million from December 31, 2008 and $231 million from par. The decline in the first quarter of 2009 was deemed to be an other than temporary impairment due to continued declines in the fair values of certain securities. Accordingly, US Airways recorded $7 million in impairment charges in other nonoperating expense, net in the first quarter of 2009 related to the other than temporary impairment of its auction rate securities.
In the first quarter of 2008, US Airways recorded $13 million of impairment charges in other nonoperating expense, net related to other than temporary impairment on two auction rate securities. Of the impairment charges, $9 million was due to a security’s downgrade from a credit rating of AA to B and a further decline in a second security with subprime exposure. US Airways also recognized an additional $4 million impairment charge for one security’s previously recorded unrealized losses in other comprehensive income.
US Airways continues to monitor the market for auction rate securities and consider its impact (if any) on the fair value of its investments. If the current market conditions deteriorate further, US Airways may be required to record additional impairment charges in other nonoperating expense, net in future periods.
9. Fair Value Measurements
Assets measured at fair value on a recurring basis are as follows (in millions):

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs	Valuation
	Fair Value	(Level 1)	(Level 2)	(Level 3)	Technique
At March 31, 2009
Investments in marketable securities (noncurrent)	$180	$—	$—	$180	(1)
Fuel hedging derivatives	(205)	—	(205)	—	(2)
At December 31, 2008
Investments in marketable securities (noncurrent)	$187	$—	$—	$187	(1)
Fuel hedging derivatives	(375)	—	(375)	—	(2)

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

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (in millions):

Investments in
Marketable
Securities
(Noncurrent)
Balance at December 31, 2008	$187
Impairment losses included in other nonoperating expense, net	(7)

Balance at March 31, 2009	$180

10. Other Comprehensive Income (Loss)
US Airways’ other comprehensive loss consists of the following (in millions):

	Three Months Ended
	March 31,
	2009	2008
Net loss	$(95)	$(224)
Unrealized losses on available for sale securities	—	(49)
Recognition of previous unrealized losses now deemed other than temporary	—	4
Other postretirement benefits	(4)	(1)

Total comprehensive loss	$(99)	$(270)

US Airways’ accumulated other comprehensive income at March 31, 2009 and December 31, 2008, consisted of $74 million and $78 million, respectively, related to other post retirement benefit plans, net of amortization. Accumulated other comprehensive income is not presented net of tax as any effects resulting from the items above have been immediately offset by the recording of a valuation allowance through the same financial statement caption.
11. Flight 1549
On January 15, 2009, US Airways flight 1549 was involved in an accident in New York that resulted in the aircraft ditching in the Hudson River. The Airbus A320 aircraft was en route to Charlotte from LaGuardia with 150 passengers and a crew of 5 (2 pilots and 3 flight attendants) onboard. All aboard survived and there were no serious injuries. US Airways has insurance coverage for both the aircraft (which is a total loss) as well as costs resulting from the accident, and there are no applicable deductibles.
The aircraft involved in the flight 1549 accident was leased by US Airways. In the first quarter of 2009, US Airways exercised its aircraft substitution right under the lease agreement and transferred title of an owned Airbus A320 to the lessor in substitution for the Airbus A320 aircraft that was involved in the accident. This transferred aircraft will continue to be leased to US Airways under the same terms and conditions of the lease agreement. In connection with this transaction, US Airways extinguished $22 million of debt associated with the previously owned aircraft that was transferred to the lessor.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of US Airways Group, Inc.’s and US Airways, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”). The information contained herein is not a comprehensive discussion and analysis of the financial condition and results of operations of the Company, but rather updates disclosures made in the 2008 Form 10-K.
Background
US Airways Group, a Delaware corporation, is a holding company whose primary business activity is the operation of a major network air carrier through its wholly owned subsidiaries US Airways, Piedmont Airlines, Inc. (“Piedmont”), PSA Airlines, Inc. (“PSA”), Material Services Company, Inc. (“MSC”) and Airways Assurance Limited.
We operate the fifth largest airline in the United States as measured by domestic revenue passenger miles (“RPMs”) and available seat miles (“ASMs”). We have primary hubs in Charlotte, Philadelphia and Phoenix, and secondary hubs/focus cities in New York, Washington, D.C., Boston and Las Vegas. We offer scheduled passenger service on more than 3,200 flights daily to 200 communities in the United States, Canada, Europe, the Caribbean and Latin America. We also have an established East Coast route network, including the US Airways Shuttle service, with substantial presence at capacity constrained airports including New York’s LaGuardia Airport and the Washington, D.C. area’s Ronald Reagan Washington National Airport. For the three months ended March 31, 2009, we had approximately 12 million passengers boarding our mainline flights. As of March 31, 2009, we operated 347 mainline jets and are supported by our regional airline subsidiaries and affiliates operating as US Airways Express either under capacity purchase or prorate agreements, which operate approximately 237 regional jets and 69 turboprops.
U.S. Airline Industry Environment
The airline industry in the United States has been impacted by the global economic recession. In 2008, due to high fuel prices, the industry took significant steps to improve industry profitability. The two principal actions were a move to a la carte pricing and an approximate 10% domestic capacity reduction. The benefit of falling fuel prices in the latter part of 2008 has now been substantially offset by more deterioration in passenger demand than had been previously anticipated at the beginning of 2009. The Air Transport Association of America (“ATA”) reported that passenger demand fell 10% in the month of March 2009 as compared to the same period in 2008. March 2009 also represents the fifth consecutive month in which industry revenues have fallen as compared to the prior year.
Business bookings are down sharply as companies have cut costs by reducing their travel budgets. For those companies whose employees continue to travel for business, airlines are experiencing lower yields as travelers are purchasing tickets at lower fares. Leisure travel has held up relatively well, although yields have declined as carriers are offering fare sales in certain markets to stimulate demand.
Overall, revenue per available seat mile (“RASM”) in international markets has been more severely impacted by the economic slowdown than domestic markets. This is a result of capacity expansion overseas during the past several years, which the industry only intends to reduce by 2% in 2009, and international traffic’s greater reliance on premium business and first class seating and cargo to drive profitability. In the current economic environment, demand for international business and leisure travel has declined. The contraction of business spending has also significantly impacted cargo demand. ATA reported that cargo, as measured by revenue ton miles, declined 21% year-over-year in January and February 2009. This is on top of back-to-back 17% declines in November and December 2008.
The unprecedented industry actions taken in 2008 in response to record high fuel prices to reduce capacity and implement new sources of revenue along with moderating fuel prices have mitigated some of the impacts of the economic downturn. However, it is difficult to predict the ongoing effects of the global economic recession. Accordingly, the industry is focused on conserving cash and matching capacity to demand.

US Airways
Relative to other U.S. legacy or big six hub and spoke carriers, our higher domestic exposure means our revenues are less adversely affected by the economic downturn, including the sharp declines in passenger and cargo demand in international markets. Our international transatlantic traffic represents less than 15% of our total ASMs and cargo represents approximately 1% of our operating revenues.
We are also benefiting from our new revenue initiatives implemented in 2008 that are expected to generate in excess of $400 million in ancillary revenues for 2009. Given our domestic focus, these initiatives will benefit us more than our competitors. Ancillary revenues include a first and second checked bag service fee, processing fees for travel awards issued through our Dividend Miles frequent traveler program, our new Choice Seats program, increases to the cost of call center/airport ticketing fees and increases to certain preexisting service fees. As a result of these new ancillary revenues, while our mainline and Express passenger revenue per available seat mile (“PRASM”) was 10.58 cents in the first quarter of 2009, an 11.1% decline as compared to 11.90 cents in the first quarter of 2008, our total RASM declined by a lower amount. RASM was 12.02 cents in the first quarter of 2009, as compared to 12.95 cents in the first quarter of 2008, representing only a 7.2% decline.
During the first quarter of 2009, we continued to execute our capacity reduction, cost control and cash conservation initiatives announced in 2008 and took actions to further improve our liquidity position.
Capacity and Fleet Reductions
We are continuing to execute our plan of reducing our total mainline 2009 capacity by four to six percent and our Express capacity by four to six percent from 2008 levels. During the first quarter of 2009, we reduced our mainline capacity by 7.4% and our Express capacity by 4% over the 2008 period. We are achieving our capacity reductions through the return of aircraft to lessors and reductions in aircraft utilization. We are continuing to evaluate capacity requirements for the beyond summer period including international capacity. We anticipate that our 2009 capacity reductions will help us mitigate the impact of reduced passenger demand on revenue and reduce costs.
Cost Control
We remain committed to maintaining a low cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: the health of the economy and the price of fuel. During 2008 and the first quarter of 2009, we reduced headcount and non-aircraft capital expenditures. Most importantly we have controlled costs by running a good operation. For the year 2008, our 80.1% on-time performance ranked first among the big six hub and spoke carriers and second among the ten largest U.S. airlines as measured by the Department of Transportation’s (“DOT”) Consumer Air Travel Report. In 2009, we are continuing to run a good operation. Our quarter-to-date 2009 operational results have improved for all four key DOT metrics as compared to the first quarter of 2008. See the “Customer Service” section below for further discussion. Additionally, in the current industry environment, our cost focus has been extended to cash conservation, and we intend to minimize capital expenditures and defer discretionary expenditures.
Liquidity
As of March 31, 2009, our cash, cash equivalents, investments in marketable securities and restricted cash were $2.11 billion, of which $0.67 billion was restricted. Our investments in marketable securities included $180 million of auction rate securities that are classified as noncurrent assets on our condensed consolidated balance sheets. See “Liquidity and Capital Resources” for further discussion of our investments in auction rate securities.

	2009	2008
Cash, cash equivalents and short-term investments in marketable securities	$1,262	$1,054
Short and long-term restricted cash	669	726
Long-term investments in marketable securities	180	187

Total cash, cash equivalents, investments in marketable securities and restricted cash	$2,111	$1,967

During the first quarter of 2009, we continued to strengthen our liquidity position by completing a series of financing transactions which raised approximately $115 million in net proceeds. The financings included proceeds from additional loans under a spare parts loan agreement, a loan secured by certain airport landing slots and an unsecured financing with one of our third party Express carriers.

Additionally, in the fourth quarter of 2008, we amended our Citicorp credit facility which reduced the unrestricted cash covenant from $1.25 billion to $850 million. The credit facility’s term remained the same at seven years with substantially all of the remaining principal amount of $1.17 billion payable at maturity in March 2014.
We have secured financing for our A321 aircraft deliveries through June 2009. In addition, the remaining A320 family aircraft scheduled for delivery in 2009 have backstop financing available through the manufacturer. The A330 deliveries scheduled for 2009 do not currently have backstop financing; however, we are currently evaluating financing alternatives for these aircraft. See “Liquidity and Capital Resources — Aircraft and Engine Purchase Commitments” for further discussion.
Current Financial Results and Outlook
The net loss for the first quarter of 2009 was $103 million or a loss of $0.90 per share as compared to a net loss of $237 million or net loss of $2.58 per share in the first quarter of 2008. The average mainline and Express price per gallon of fuel decreased 48.8% to $1.48 in the first quarter of 2009 from $2.89 in the first quarter of 2008. As a result, our mainline and Express fuel expense for the first quarter of 2009 was $571 million or 53.2% lower than the 2008 period on 6.8% lower capacity.
While fuel costs decreased significantly, the weak demand environment caused by the global economic recession drove a $448 million or 17.2% decrease in mainline and Express passenger revenues in the 2009 period on this lower capacity. Our mainline and Express PRASM was 10.58 cents in the first quarter of 2009, an 11.1% decline as compared to 11.9 cents in the first quarter of 2008. Mainline and Express yield was 13.79 cents in the first quarter of 2009 as compared to 15.38 cents in the first quarter of 2008, a 10.4% decline. As discussed above, our new ancillary revenues introduced during 2008 mitigated some of the impact of declining demand. While PRASM declined 11.1% as compared to the first quarter of 2008, our total RASM decline was only 7.2%, decreasing from 12.95 cents in the first quarter of 2008 to 12.02 cents in the first quarter of 2009.
The first quarter of 2009 results included $27 million of net losses associated with fuel hedging transactions. This included $197 million of net realized losses on settled fuel hedge transactions, offset by $170 million of net unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value and settlement of fuel hedging instruments. In mark-to-market accounting, the unrealized losses recognized in prior periods are reversed as hedge transactions are settled in the current period. At March 31, 2009, we have fuel hedge transactions consisting of collars with no premiums in place with respect to 9% of our remaining 2009 projected mainline and Express fuel requirements at a weighted average collar range of $3.50 to $3.70 per gallon of heating oil and $139.98 and $148.38 per barrel of estimated crude oil equivalent. Based on the price of oil at March 31, 2009, we have incurred unrealized losses of $205 million which if oil prices remain at that level will be realized in the second and third quarters of 2009 in the amount of $146 million and $59 million, respectively. Since the third quarter of 2008, we have not entered into any new transactions as part of our fuel hedging program due to the impact collateral requirements could have on our liquidity if the price of oil continues to fall. At March 31, 2009, $165 million related to letters of credit collateralizing certain counterparties to our fuel hedging transactions is included in short-term restricted cash. In addition, at March 31, 2009, we had $79 million in cash deposits held by counterparties to collateralize our fuel hedging transactions.
While the magnitude of the ongoing impact of the weakened economic environment remains uncertain, we believe current moderate fuel prices will offset at least some of the potential impacts. We believe that our actions to increase revenue, reduce costs and strengthen and preserve liquidity have better positioned us for the difficult global economy.

Customer Service
We are committed to running a successful airline. One of the important ways we do this is by taking care of our customers. We believe that our focus on excellent customer service in every aspect of our operations, including personnel, flight equipment, in-flight and ancillary amenities, on-time performance, flight completion ratios and baggage handling, will strengthen customer loyalty and attract new customers.
For the year 2008, our 80.1% on-time performance ranked first among the big six hub and spoke carriers and second among the ten largest U.S. airlines as measured by the DOT’s Consumer Air Travel Report. Our quarter-to-date 2009 operational results have improved for all four key DOT metrics as compared to the first quarter of 2008. In February 2009, the DOT’s most recently published Consumer Air Travel Report, we ranked second in on-time performance among the big six hub and spoke carriers and third among the ten largest U.S. airlines. Our mishandled baggage ratio and customer complaints ratio also improved significantly in each of the first three months of 2009 as compared to the 2008 period.
We reported the following combined operating statistics to the DOT for mainline operations for the first quarter of 2009 and 2008:

	2009			2008			Percent Change 2009-2008
	January	February	March (e)	January	February	March	January	February	March
On-time performance (a)	77.3	82.2	79.6	79.5	76.3	79.1	(2.8)	7.7	0.6
Completion factor (b)	98.1	99.0	98.1	98.3	98.0	98.5	(0.2)	1.0	(0.4)
Mishandled baggage (c)	4.15	3.08	3.46	7.35	6.96	6.93	(43.5)	(55.7)	(50.1)
Customer complaints (d)	2.05	1.64	1.11	2.32	2.28	1.96	(11.6)	(28.1)	(43.4)

(a)	Percentage of reported flight operations arriving on time as defined by the DOT.

(b)	Percentage of scheduled flight operations completed.

(c)	Rate of mishandled baggage reports per 1,000 passengers.

(d)	Rate of customer complaints filed with the DOT per 100,000 passengers.

(e)	March 2009 operating statistics are preliminary as the DOT has not issued its March 2009 Air Travel Consumer Report as of the date of this filing.

US Airways Group’s Results of Operations
In the three months ended March 31, 2009, we realized an operating loss of $25 million. After net nonoperating expenses of $78 million, which included $71 million of interest expense, we had a loss before income taxes of $103 million. The weak demand environment caused by the global economic recession drove a $385 million or 13.5% decrease in total revenues on 6.8% lower capacity as compared to the 2008 period. While mainline and Express PRASM decreased 11.1% from the first quarter of 2008, total RASM only decreased 7.2% due to the new revenue initiatives put in place during the latter part of 2008. The declines in revenue were offset by lower fuel expense. The average mainline and Express price per gallon of fuel decreased 48.8% to $1.48 in the first quarter of 2009 from $2.89 in the first quarter of 2008. As a result, our mainline and Express fuel expense for the first quarter of 2009 was $571 million or 53.2% lower than the 2008 period on 6.8% lower capacity. Our first quarter 2009 results were also impacted by recognition of the following items:
•
$197 million of net realized losses on settled fuel hedge transactions, offset by $170 million of net unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments. In mark-to-market accounting, the unrealized losses recognized in prior periods are reversed as hedge transactions are settled in the current period. We are required to use mark-to-market accounting as our existing fuel hedging instruments do not meet the requirements for hedge accounting established by Statement of Financial Accounting Standards (‘SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” If these instruments had qualified for hedge accounting treatment, any unrealized gains or losses would have been recorded in other comprehensive income, a component of stockholders’ equity. Given the market volatility of jet fuel, the fair value of these fuel hedging instruments is expected to change until settled.

•	$6 million of net special charges as a result of our capacity reductions, consisting of $5 million in lease return costs and penalties and $1 million in severance charges.
•
$7 million in other than temporary non-cash impairment charges included in nonoperating expense, net for our investments in auction rate securities due to continued declines in the values of certain securities.

In the three months ended March 31, 2008, we realized an operating loss of $196 million. After net nonoperating expenses of $41 million, which included $61 million of interest expense and $29 million of interest income, we had a loss before income taxes of $237 million. The first quarter of 2008 loss was driven by a 54.3% increase in the average mainline and Express price per gallon of fuel as compared to the 2007 period. Our first quarter 2008 results were also impacted by recognition of the following items:
•
$81 million of net realized gains on settled fuel hedge transactions as well as $36 million of net unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging transactions.

•	$26 million of net special charges due to merger related transition expenses.
•
$13 million in other than temporary impairment charges for our investments in auction rate securities as well as a $2 million write off of debt discount and debt issuance costs in connection with the refinancing of certain aircraft equipment notes, offset by $8 million in gains on forgiveness of debt, all included in nonoperating expense, net.

At December 31, 2008, we had approximately $1.49 billion of gross net operating loss carryforwards (“NOL”) to reduce future federal taxable income. Of this amount, approximately $1.44 billion was available to reduce federal taxable income in the calendar year 2009. The NOL expires during the years 2022 through 2028. Our deferred tax asset, which included $1.41 billion of the NOL discussed above, has been subject to a full valuation allowance. We also had approximately $77 million of tax-effected state NOL at December 31, 2008.
We reported a loss in the first quarter of 2009 and 2008 and did not record a tax provision in either period.

The table below sets forth our selected mainline and Express operating data:

	Three Months Ended		Percent
	March 31,		Change
	2009	2008	2009-2008
Mainline
Revenue passenger miles (millions) (a)	13,309	14,489	(8.1)
Available seat miles (millions) (b)	16,979	18,335	(7.4)
Passenger load factor (percent) (c)	78.4	79.0	(0.6	) pts
Yield (cents) (d)	12.10	13.48	(10.2)
Passenger revenue per available seat mile (cents) (e)	9.49	10.65	(10.9)
Operating cost per available seat mile (cents) (f)	11.05	12.56	(12.0)
Passenger enplanements (thousands) (g)	12,409	13,536	(8.3)
Departures (thousands)	117	126	(6.9)
Aircraft at end of period	347	357	(2.8)
Block hours (thousands) (h)	304	327	(7.2)
Average stage length (miles) (i)	934	937	(0.3)
Average passenger journey (miles) (j)	1,527	1,517	0.7
Fuel consumption (gallons in millions)	258	286	(9.7)
Average aircraft fuel price including related taxes (dollars per gallon)	1.47	2.88	(49.0)
Full time equivalent employees at end of period	32,245	34,684	(7.0)
Express (k)
Revenue passenger miles (millions) (a)	2,374	2,485	(4.5)
Available seat miles (millions) (b)	3,455	3,599	(4.0)
Passenger load factor (percent) (c)	68.7	69.0	(0.3	) pts
Yield (cents) (d)	23.22	26.46	(12.2)
Passenger revenue per available seat mile (cents) (e)	15.95	18.27	(12.7)
Operating cost per available seat mile (cents) (f)	17.48	20.39	(14.2)
Passenger enplanements (thousands) (g)	5,978	6,195	(3.5)
Aircraft at end of period	293	291	0.7
Fuel consumption (gallons in millions)	81	86	(5.3)
Average aircraft fuel price including related taxes (dollars per gallon)	1.51	2.90	(48.0)
Total Mainline and Express
Revenue passenger miles (millions) (a)	15,683	16,974	(7.6)
Available seat miles (millions) (b)	20,434	21,934	(6.8)
Passenger load factor (percent) (c)	76.7	77.4	(0.7	) pts
Yield (cents) (d)	13.79	15.38	(10.4)
Passenger revenue per available seat mile (cents) (e)	10.58	11.90	(11.1)
Total revenue per available seat mile (cents) (l)	12.02	12.95	(7.2)
Passenger enplanements (thousands) (g)	18,387	19,731	(6.8)
Aircraft at end of period	640	648	(1.2)
Fuel consumption (gallons in millions)	339	372	(8.7)
Average aircraft fuel price including related taxes (dollars per gallon)	1.48	2.89	(48.8)

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. A RPM represents one passenger flown one mile.

(b)	Available seat mile (“ASM”) — A basic measure of production. An ASM represents one seat flown one mile.

(c)	Passenger load factor — The percentage of available seats that are filled with revenue passengers.

(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by revenue passenger miles and expressed in cents per mile.

(e)	Passenger revenue per available seat mile (“PRASM”) — Passenger revenues divided by available seat miles.

(f)	Operating cost per available seat mile (“CASM”) — Operating expenses divided by available seat miles.

(g)	Passenger enplanements — The number of passengers on board an aircraft including local, connecting and through passengers.

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

(k)
Express statistics include Piedmont and PSA, as well as operating and financial results from capacity purchase agreements with Air Wisconsin Airlines Corporation, Republic Airways, Mesa Airlines, Inc. and Chautauqua Airlines, Inc.

(l)	Total revenue per available seat mile (“RASM”) — Total revenues divided by total mainline and Express available seat miles.
Three Months Ended March 31, 2009
Compared with the
Three Months Ended March 31, 2008
Operating Revenues:

			Percent
	2009	2008	Change
	(In millions)
Operating revenues:
Mainline passenger	$1,611	$1,953	(17.5)
Express passenger	551	657	(16.1)
Cargo	24	36	(34.3)
Other	269	194	39.4

Total operating revenues	$2,455	$2,840	(13.5)

Total operating revenues in the first quarter of 2009 were $2.46 billion as compared to $2.84 billion in the 2008 period, a decline of $385 million or 13.5%. The weak demand environment in 2009 drove a $448 million or 17.2% decrease in mainline and Express passenger revenue on 6.8% lower capacity as compared to the 2008 period. The increase in ancillary revenues resulting from our new revenue initiatives implemented in 2008 offset a portion of this decline. As a result, total RASM decreased by a lower amount than mainline and Express PRASM. Total RASM decreased 7.2% to 12.02 cents in the first quarter of 2009 from 12.95 cents in the first quarter of 2008. Significant changes in the components of operating revenues are as follows:
•
Mainline passenger revenues were $1.61 billion in the first quarter of 2009 as compared to $1.95 billion for the 2008 period. RPMs decreased 8.1% as mainline capacity, as measured by ASMs, decreased 7.4%, resulting in a 0.6 point decrease in load factor to 78.4%. Passenger yield decreased 10.2% to 12.1 cents in the first quarter of 2009 from 13.48 cents in the 2008 period. PRASM decreased 10.9% to 9.49 cents in the first quarter of 2009 from 10.65 cents in the 2008 period. Yield and PRASM decreased in the first quarter of 2009 due principally to the decline in passenger demand driven by a weakened global economy.

•
Express passenger revenues were $551 million in the first quarter of 2009, a decrease of $106 million from the 2008 period. Express capacity, as measured by ASMs, decreased 4% in the first quarter of 2009. Express RPMs decreased by 4.5% resulting in a 0.3 point decrease in load factor to 68.7%. Express passenger yield decreased by 12.2% to 23.22 cents in the first quarter of 2009 from 26.46 cents in the 2008 period. Express PRASM decreased 12.7% to 15.95 cents in the first quarter of 2009 from 18.27 cents in the 2008 period. The decreases in Express yield and PRASM are the result of the same passenger demand declines discussed in the mainline operations above.

•
Cargo revenues were $24 million in the first quarter of 2009, a decrease of $12 million or 34.3% from the 2008 period. The decrease in cargo revenues was driven by declines in freight volumes as a result of the contraction of business spending in the current economic environment.

•
Other revenues were $269 million in the first quarter of 2009, an increase of $75 million or 39.4% from the 2008 period due primarily to our new revenue initiatives, principally our first and second checked bag fees, which were implemented in the third quarter of 2008.

Operating Expenses:

			Percent
	2009	2008	Change
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$378	$823	(54.0)
Loss (gain) on fuel hedging instruments, net:
Realized	197	(81)	nm
Unrealized	(170)	(36)	nm
Salaries and related costs	551	563	(2.1)
Aircraft rent	178	178	—
Aircraft maintenance	174	213	(18.1)
Other rent and landing fees	131	145	(9.6)
Selling expenses	92	104	(10.9)
Special items, net	6	26	(76.2)
Depreciation and amortization	60	50	19.7
Other	279	317	(12.5)

Total mainline operating expenses	1,876	2,302	(18.5)
Express expenses:
Fuel	123	249	(50.7)
Other	481	485	(0.7)

Total Express expenses	604	734	(17.7)

Total operating expenses	$2,480	$3,036	(18.3)

Total operating expenses were $2.48 billion in the first quarter of 2009, a decrease of $556 million or 18.3% compared to the 2008 period. Mainline operating expenses were $1.88 billion in the first quarter of 2009, a decrease of $426 million or 18.5% from the 2008 period, while ASMs decreased 7.4%.
Mainline CASM decreased 12% to 11.05 cents in the first quarter of 2009 from 12.56 cents in the 2008 period. The period over period decrease in CASM was driven principally by decreases in fuel costs ($445 million or 2.26 cents per ASM) in the 2009 period. The benefit to CASM of falling fuel prices was partially offset by net losses on fuel hedging instruments ($27 million or 0.16 cents per ASM) in the 2009 period compared to net gains ($117 million or 0.64 cents per ASM) in the 2008 period.
The 2009 period included net charges from special items of $6 million as a result of our capacity reductions, which consisted of $5 million in lease return costs and penalties and $1 million in severance charges. This compares to net special charges of $26 million in the 2008 period due to merger related transition expenses.
The table below sets forth the major components of our mainline CASM for the three months ended March 31, 2009 and 2008:

			Percent
	2009	2008	Change
	(In cents)
Mainline CASM:
Aircraft fuel and related taxes	2.23	4.49	(50.3)
Loss (gain) on fuel hedging instruments, net	0.16	(0.64)	nm
Salaries and related costs	3.24	3.07	5.7
Aircraft rent	1.04	0.97	7.5
Aircraft maintenance	1.03	1.16	(11.6)
Other rent and landing fees	0.77	0.79	(2.4)
Selling expenses	0.54	0.57	(3.8)
Special items, net	0.04	0.14	(74.3)
Depreciation and amortization	0.35	0.27	29.3
Other	1.65	1.74	(5.5)

Total mainline CASM	11.05	12.56	(12.0)

Significant changes in the components of operating expense per ASM are as follows:
•
Aircraft fuel and related taxes per ASM decreased 50.3% due primarily to a 49% decrease in the average price per gallon of fuel to $1.47 in the first quarter of 2009 from $2.88 in the 2008 period. A 9.7% decrease in gallons of fuel consumed in the 2009 period on 7.4% lower capacity also contributed to the decrease.

•
Loss (gain) on fuel hedging instruments, net per ASM fluctuated from a gain of 0.64 cents in the first quarter of 2008 to a loss of 0.16 cents in the first quarter of 2009. The net loss in the 2009 period included realized losses of $197 million on settled fuel hedge transactions, offset by $170 million of net unrealized gains on open fuel hedge transactions. The unrealized gains are the result of the application of mark-to-market accounting in which unrealized losses recognized in prior periods are reversed as hedge transactions are settled in the current period. Our fuel hedging program uses collars with no premiums, which establish an upper and lower limit on heating oil futures prices, to provide protection from fuel price risks. We use heating oil as it is a commodity with prices that are generally highly correlated with jet fuel prices. We recognized net gains from our fuel hedging program in the first quarter of 2008 as the price of heating oil exceeded the upper limit on certain of our collar transactions.

•
Salaries and related costs per ASM increased 5.7% due principally to higher salary and benefit costs associated with the unified mechanic and fleet services labor agreements ratified in the second quarter of 2008.

•
Aircraft rent expense per ASM increased 7.5% due to the return to the lessor of older Boeing 737 and 757 aircraft in the period subsequent to the first quarter of 2008 which carried lower rents. These returns had the effect of increasing our aircraft rent expense on a per ASM basis. Additionally, we entered into lease extensions at market rates to align the return of leased aircraft with deliveries of new aircraft. The leases that were extended were previously subject to deferred credits resulting from fair value adjustments to aircraft operating leases recorded in purchase accounting at the time of the US Airways and AWA merger. These deferred credits, which reduced recorded rent expense, were fully amortized over the original lease term.

•	Aircraft maintenance expense per ASM decreased 11.6% due principally to decreases in the number of engine and landing gear overhauls performed in the 2009 period as compared to the 2008 period.
•
Depreciation and amortization expense per ASM increased 29.3% due to acquisition of 11 Embraer aircraft and seven Airbus aircraft subsequent to the first quarter of 2008, which increased depreciation expense on owned aircraft.

Total Express expenses decreased $130 million or 17.7% in the first quarter of 2009 to $604 million from $734 million in the 2008 period. The period over period decrease was primarily driven by decreases in fuel costs. Express fuel costs decreased $126 million as the average fuel price per gallon decreased 48% from $2.90 in the 2008 period to $1.51 in the 2009 period as well as a 5.3% decrease in gallons of fuel consumed in 2009 on 4% lower capacity. Other Express expenses only decreased $4 million or 0.7% despite a 4% decrease in Express ASMs due to the fixed component of our capacity purchase agreements as well as certain contractual rate increases with these carriers.

Nonoperating Income (Expense):

			Percent
	2009	2008	Change
	(In millions)
Nonoperating income (expense):
Interest income	$6	$29	(78.0)
Interest expense, net	(71)	(61)	15.3
Other, net	(13)	(9)	61.0

Total nonoperating expense, net	$(78)	$(41)	90.2

Net nonoperating expense was $78 million in the first quarter of 2009 as compared to $41 million in the 2008 period. Interest income decreased $23 million in the 2009 period due to lower average investment balances and lower rates of return. Interest expense, net increased $10 million due to an increase in the average debt balance outstanding primarily as a result of financing transactions completed in the fourth quarter of 2008, partially offset by reductions in average interest rates associated with variable rate debt as compared to the 2008 period.
Other nonoperating expense, net in the 2009 period included $7 million in other than temporary impairment charges for our investments in auction rate securities due to continued declines in the fair values of certain securities as well as $6 million in foreign currency losses. Other nonoperating expense, net in the 2008 period included $13 million in other than temporary impairment charges for our investments in auction rate securities as well as a $2 million write off of debt discount and debt issuance costs in connection with the refinancing of certain aircraft equipment notes and $2 million in foreign currency losses, offset in part by $8 million in gains on forgiveness of debt. The impairment charges on auction rate securities are discussed in more detail under “Liquidity and Capital Resources.”

US Airways’ Results of Operations
In the three months ended March 31, 2009, US Airways realized an operating loss of $26 million. After net nonoperating expenses of $69 million, which included $61 million of interest expense, US Airways had a loss before income taxes of $95 million. The weak demand environment caused by the global economic recession drove a $376 million or 13.1% decrease in total revenues on 6.8% lower capacity as compared to the 2008 period. While mainline and Express PRASM decreased 11.1% from the first quarter of 2008, total RASM only decreased 6.8% due to the new revenue initiatives put in place during the latter part of 2008. The declines in revenue were offset by lower fuel expense. The average mainline and Express price per gallon of fuel decreased 48.8% to $1.48 in the first quarter of 2009 from $2.89 in the first quarter of 2008. As a result, our mainline and Express fuel expense for the first quarter of 2009 was $571 million or 53.2% lower than the 2008 period on 6.8% lower capacity. US Airways’ first quarter 2009 results were also impacted by recognition of the following items:
•
$197 million of net realized losses on settled fuel hedge transactions, offset by $170 million of net unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments. In mark-to-market accounting, the unrealized losses recognized in prior periods are reversed as hedge transactions are settled in the current period. US Airways is required to use mark-to-market accounting as its existing fuel hedging instruments do not meet the requirements for hedge accounting established by SFAS No. 133. If these instruments had qualified for hedge accounting treatment, any unrealized gains or losses would have been recorded in other comprehensive income, a component of stockholder’s equity. Given the market volatility of jet fuel, the fair value of these fuel hedging instruments is expected to change until settled.

•	$6 million of net special charges as a result of US Airways’ capacity reductions, consisting of $5 million in lease return costs and penalties and $1 million in severance charges.
•
$7 million in other than temporary non-cash impairment charges included in nonoperating expense, net for US Airways’ investments in auction rate securities due to continued declines in the values of certain securities.

In the three months ended March 31, 2008, US Airways realized an operating loss of $193 million. After net nonoperating expenses of $31 million, which included $52 million of interest expense and $29 million of interest income, US Airways had a loss before income taxes of $224 million. The first quarter of 2008 loss was driven by a 54.3% increase in the average mainline and Express price per gallon of fuel as compared to the 2007 period. US Airways’ first quarter 2008 results were also impacted by recognition of the following items:
•
$81 million of net realized gains on settled fuel hedge transactions as well as $36 million of net unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging transactions.

•	$26 million of net special charges due to merger related transition expenses.
•
$13 million in other than temporary impairment charges for US Airways’ investments in auction rate securities as well as a $2 million write off of debt discount and debt issuance costs in connection with the refinancing of certain aircraft equipment notes, offset by $8 million in gains on forgiveness of debt, all included in nonoperating expense, net.

At December 31, 2008, US Airways had approximately $1.41 billion of gross NOL to reduce future federal taxable income. Of this amount, approximately $1.37 billion was available to reduce federal taxable income in the calendar year 2009. The NOL expires during the years 2022 through 2028. US Airways’ deferred tax asset, which included $1.33 billion of the NOL discussed above, has been subject to a full valuation allowance. US Airways also had approximately $72 million of tax-effected state NOL at December 31, 2008.
US Airways reported a loss in the first quarter of 2009 and 2008 and did not record a tax provision in either period.

The table below sets forth US Airways’ selected mainline and Express operating data:

	Three Months Ended		Percent
	March 31,		Change
	2009	2008	2009-2008
Mainline
Revenue passenger miles (millions) (a)	13,309	14,489	(8.1)
Available seat miles (millions) (b)	16,979	18,335	(7.4)
Passenger load factor (percent) (c)	78.4	79.0	(0.6	) pts
Yield (cents) (d)	12.10	13.48	(10.2)
Passenger revenue per available seat mile (cents) (e)	9.49	10.65	(10.9)
Aircraft at end of period	347	357	(2.8)
Fuel consumption (gallons in millions)	258	286	(9.7)
Average aircraft fuel price including related taxes (dollars per gallon)	1.47	2.88	(49.0)
Express (f)
Revenue passenger miles (millions) (a)	2,374	2,485	(4.5)
Available seat miles (millions) (b)	3,455	3,599	(4.0)
Passenger load factor (percent) (c)	68.7	69.0	(0.3	) pts
Yield (cents) (d)	23.22	26.46	(12.2)
Passenger revenue per available seat mile (cents) (e)	15.95	18.27	(12.7)
Aircraft at end of period	293	291	0.7
Fuel consumption (gallons in millions)	81	86	(5.3)
Average aircraft fuel price including related taxes (dollars per gallon)	1.51	2.90	(48.0)
Total Mainline and Express
Revenue passenger miles (millions) (a)	15,683	16,974	(7.6)
Available seat miles (millions) (b)	20,434	21,934	(6.8)
Passenger load factor (percent) (c)	76.7	77.4	(0.7	) pts
Yield (cents) (d)	13.79	15.38	(10.4)
Passenger revenue per available seat mile (cents) (e)	10.58	11.90	(11.1)
Total revenue per available seat mile (cents) (g)	12.19	13.07	(6.8)
Aircraft at end of period	640	648	(1.2)
Fuel consumption (gallons in millions)	339	372	(8.7)
Average aircraft fuel price including related taxes (dollars per gallon)	1.48	2.89	(48.8)

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. A RPM represents one passenger flown one mile.

(b)	Available seat mile (“ASM”) — A basic measure of production. An ASM represents one seat flown one mile.

(c)	Passenger load factor — The percentage of available seats that are filled with revenue passengers.

(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by revenue passenger miles and expressed in cents per mile.

(e)	Passenger revenue per available seat mile (“PRASM”) — Passenger revenues divided by available seat miles.

(f)
Express statistics include Piedmont and PSA, as well as operating and financial results from capacity purchase agreements with Air Wisconsin Airlines Corporation, Republic Airways, Mesa Airlines, Inc. and Chautauqua Airlines, Inc.

(g)	Total revenue per available seat mile (“RASM”) — Total revenues divided by total mainline and Express available seat miles.

Three Months Ended March 31, 2009
Compared with the
Three Months Ended March 31, 2008
Operating Revenues:

			Percent
	2009	2008	Change
	(In millions)
Operating revenues:
Mainline passenger	$1,611	$1,953	(17.5)
Express passenger	551	657	(16.1)
Cargo	24	36	(34.3)
Other	305	221	38.2

Total operating revenues	$2,491	$2,867	(13.1)

Total operating revenues in the first quarter of 2009 were $2.49 billion as compared to $2.87 billion in the 2008 period, a decline of $376 million or 13.1%. The weak demand environment in 2009 drove a $448 million or 17.2% decrease in mainline and Express passenger revenue on 6.8% lower capacity as compared to the 2008 period. The increase in ancillary revenues resulting from our new revenue initiatives implemented in 2008 offset a portion of this decline. As a result, total RASM decreased by a lower amount than mainline and Express PRASM. Total RASM decreased 6.8% to 12.19 cents in the first quarter of 2009 from 13.07 cents in the first quarter of 2008. Significant changes in the components of operating revenues are as follows:
•
Mainline passenger revenues were $1.61 billion in the first quarter of 2009 as compared to $1.95 billion for the 2008 period. RPMs decreased 8.1% as mainline capacity, as measured by ASMs, decreased 7.4%, resulting in a 0.6 point decrease in load factor to 78.4%. Passenger yield decreased 10.2% to 12.1 cents in the first quarter of 2009 from 13.48 cents in the 2008 period. PRASM decreased 10.9% to 9.49 cents in the first quarter of 2009 from 10.65 cents in the 2008 period. Yield and PRASM decreased in the first quarter of 2009 due principally to the decline in passenger demand driven by a weakened global economy.

•
Express passenger revenues were $551 million in the first quarter of 2009, a decrease of $106 million from the 2008 period. Express capacity, as measured by ASMs, decreased 4% in the first quarter of 2009. Express RPMs decreased by 4.5% resulting in a 0.3 point decrease in load factor to 68.7%. Express passenger yield decreased by 12.2% to 23.22 cents in the first quarter of 2009 from 26.46 cents in the 2008 period. Express PRASM decreased 12.7% to 15.95 cents in the first quarter of 2009 from 18.27 cents in the 2008 period. The decreases in Express yield and PRASM are the result of the same passenger demand declines discussed in the mainline operations above.

•
Cargo revenues were $24 million in the first quarter of 2009, a decrease of $12 million or 34.3% from the 2008 period. The decrease in cargo revenues was driven by declines in freight volumes as a result of the contraction of business spending in the current economic environment.

•
Other revenues were $305 million in the first quarter of 2009, an increase of $84 million or 38.2% from the 2008 period due primarily to US Airways’ new revenue initiatives, principally its first and second checked bag fees, which were implemented in the third quarter of 2008.

Operating Expenses:

			Percent
	2009	2008	Change
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$378	$823	(54.0)
Loss (gain) on fuel hedging instruments, net:
Realized	197	(81)	nm
Unrealized	(170)	(36)	nm
Salaries and related costs	551	563	(2.1)
Aircraft rent	178	178	—
Aircraft maintenance	174	213	(18.1)
Other rent and landing fees	131	145	(9.6)
Selling expenses	92	104	(10.9)
Special items, net	6	26	(76.2)
Depreciation and amortization	62	52	18.8
Other	286	315	(9.3)

Total mainline operating expenses	1,885	2,302	(18.1)
Express expenses:
Fuel	123	249	(50.7)
Other	509	509	—

Total Express expenses	632	758	(16.7)

Total operating expenses	$2,517	$3,060	(17.7)

Total operating expenses were $2.52 billion in the first quarter of 2009, a decrease of $543 million or 17.7% compared to the 2008 period. Mainline operating expenses were $1.89 billion in the first quarter of 2009, a decrease of $417 million or 18.1% from the 2008 period. The period over period decrease in mainline operating expenses was driven principally by decreases in fuel costs ($445 million) in the 2009 period.
The 2009 period included net charges from special items of $6 million as a result of US Airways’ capacity reductions, which consisted of $5 million in lease return costs and penalties and $1 million in severance charges. This compares to net special charges of $26 million in the 2008 period due to merger related transition expenses.
Significant changes in the components of mainline operating expenses are as follows:
•
Aircraft fuel and related taxes decreased 54% due primarily to a 49% decrease in the average price per gallon of fuel to $1.47 in the first quarter of 2009 from $2.88 in the 2008 period. A 9.7% decrease in gallons of fuel consumed in the 2009 period on 7.4% lower capacity also contributed to the decrease.

•
Loss (gain) on fuel hedging instruments, net fluctuated from a gain of $117 million in the first quarter of 2008 to a loss of $27 million in the first quarter of 2009. The net loss in the 2009 period included realized losses of $197 million on settled fuel hedge transactions, offset by $170 million of net unrealized gains on open fuel hedge transactions. The unrealized gains are the result of the application of mark-to-market accounting in which unrealized losses recognized in prior periods are reversed as hedge transactions are settled in the current period. US Airways’ fuel hedging program uses collars with no premiums, which establish an upper and lower limit on heating oil futures prices, to provide protection from fuel price risks. US Airways uses heating oil as it is a commodity with prices that are generally highly correlated with jet fuel prices. US Airways recognized net gains from its fuel hedging program in the first quarter of 2008 as the price of heating oil exceeded the upper limit on certain of its collar transactions.

•
Salaries and related costs decreased only 2.1% on 7.4% lower capacity due principally to higher salary and benefit costs associated with the unified mechanic and fleet services labor agreements ratified in the second quarter of 2008.

•
Aircraft rent expense remained flat despite a 7.4% decrease in capacity due to a decrease in rent expense associated with the return to the lessor of older Boeing 737 and 757 aircraft in the period subsequent to the first quarter of 2008. This decrease was offset by an increase in rent expense associated with aircraft lease extensions at market rates to align the return of leased aircraft with deliveries of new aircraft. The leases that were extended were previously subject to deferred credits resulting from fair value adjustments to aircraft operating leases recorded in purchase accounting at the time of the US Airways and AWA merger. These deferred credits, which reduced recorded rent expense, were fully amortized over the original lease term.

•	Aircraft maintenance expense decreased 18.1% due principally to decreases in the number of engine and landing gear overhauls performed in the 2009 period as compared to the 2008 period.
•
Depreciation and amortization expense increased 18.8% due to the acquisition of 11 Embraer aircraft and seven Airbus aircraft subsequent to the first quarter of 2008, which increased depreciation expense on owned aircraft.

Total Express expenses decreased $126 million or 16.7% in the first quarter of 2009 to $632 million from $758 million in the 2008 period. The period over period decrease was primarily driven by decreases in fuel costs. Express fuel costs decreased $126 million as the average price per gallon decreased 48% from $2.90 in the 2008 period to $1.51 in the 2009 period as well as a 5.3% decrease in gallons of fuel consumed in 2009 on 4% lower capacity. Other Express expenses remained flat despite a 4% decrease in Express ASMs due to the fixed component of US Airways’ capacity purchase agreements as well as certain contractual rate increases with these carriers.
Nonoperating Income (Expense):

			Percent
	2009	2008	Change
	(In millions)
Nonoperating income (expense):
Interest income	$6	$29	(78.0)
Interest expense, net	(61)	(52)	17.0
Other, net	(14)	(8)	61.2

Total nonoperating expense, net	$(69)	$(31)	nm

Net nonoperating expense was $69 million in the first quarter of 2009 as compared to $31 million in the 2008 period. Interest income decreased $23 million in the 2009 period due to lower average investment balances and lower rates of return. Interest expense, net increased $9 million due to an increase in the average debt balance outstanding primarily as a result of financing transactions completed in the fourth quarter of 2008, partially offset by reductions in average interest rates associated with variable rate debt as compared to the 2008 period.
Other nonoperating expense, net in the 2009 period included $7 million in other than temporary impairment charges for US Airways’ investments in auction rate securities due to continued declines in the fair values of certain securities as well as $6 million in foreign currency losses. Other nonoperating expense, net in the 2008 period included $13 million in other than temporary impairment charges for US Airways’ investments in auction rate securities as well as a $2 million write off of debt discount and debt issuance costs in connection with the refinancing of certain aircraft equipment notes and $2 million in foreign currency losses, offset in part by $8 million in gains on forgiveness of debt. The impairment charges on auction rate securities are discussed in more detail under “Liquidity and Capital Resources.”

Liquidity and Capital Resources
As of March 31, 2009, our cash, cash equivalents, investments in marketable securities and restricted cash were $2.11 billion, of which $0.67 billion was restricted. Our investments in marketable securities included $180 million of investments in auction rate securities at fair value ($411 million par value) that are classified as noncurrent assets on our condensed consolidated balance sheets.
Investments in Marketable Securities
As of March 31, 2009, we held auction rate securities totaling $411 million at par value, which are classified as available for sale securities and noncurrent assets on our condensed consolidated balance sheets. Contractual maturities for these auction rate securities range from seven to 43 years, with 62% of our portfolio maturing within the next ten years, 10% maturing within the next 20 years, 16% maturing within the next 30 years and 12% maturing thereafter through 2052. Current yields range from 1.3% to 3.06%. With the liquidity issues experienced in the global credit and capital markets, all of our auction rate securities have experienced failed auctions since August 2007. The estimated fair value of these auction rate securities no longer approximates par value.
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
At March 31, 2009, the fair value of our auction rate securities was $180 million, a decline of $7 million from December 31, 2008 and $231 million from par. The decline in the first quarter of 2009 was deemed to be an other than temporary impairment due to continued declines in the fair values of certain securities. Accordingly, we recorded $7 million in impairment charges in other nonoperating expense, net in the first quarter of 2009 related to the other than temporary impairment of our auction rate securities.
We continue to monitor the market for auction rate securities and consider its impact (if any) on the fair value of our investments. If the current market conditions deteriorate further, we may be required to record additional impairment charges in other nonoperating expense, net in future periods.
We do not anticipate having to sell these securities in order to operate our business. We believe that, based on our current unrestricted cash and cash equivalents balances at March 31, 2009, the current lack of liquidity in our investments in auction rate securities will not have a material impact on our liquidity, our cash flow or our ability to fund our operations.
Aviation Fuel and Derivative Instruments
Because our operations are dependent upon aviation fuel, significant increases in aviation fuel costs materially and adversely affect our liquidity, results of operations and financial condition. Our 2009 forecasted mainline and Express fuel consumption is approximately 1.42 billion gallons, and a cent per gallon increase in aviation fuel price results in a $14 million annual increase in expense, excluding the impact of hedge transactions.
As of March 31, 2009, we had fuel hedge transactions consisting of collars with no premiums, which establish an upper and lower limit on heating oil futures prices, to protect us from fuel price risks. These transactions are in place with respect to approximately 9% of our remaining projected 2009 mainline and Express jet fuel requirements at a weighted average collar range of $3.50 to $3.70 per gallon of heating oil or $139.98 to $148.38 per barrel of estimated crude oil equivalent.
The use of such hedging transactions in our fuel hedging program could result in us not fully benefiting from certain declines in heating oil futures prices. As of March 31, 2009, the fair value of our fuel hedging instruments was a net liability of $205 million. If oil prices remain at the same level as March 31, 2009, the $205 million of unrealized losses will be realized in the second and third quarters of 2009 in the amount of $146 million and $59 million, respectively. Further, these instruments do not provide protection from future price increases unless heating oil prices exceed the call option price of the collar. Although heating oil prices are generally highly correlated with those of jet fuel, the prices of jet fuel may change more or less than heating oil, resulting in a change in fuel expense that is not perfectly offset by the hedge transactions. At March 31, 2009, we estimate that a 10% increase in heating oil futures prices would increase the fair value of the hedge transactions by approximately $14 million. Similarly, we estimate that a 10% decrease in heating oil futures prices would decrease the fair value of the hedge transactions by approximately $14 million.

When our fuel hedging derivative instruments are in a net asset position, we are exposed to credit losses in the event of non-performance by counterparties to our fuel hedging derivatives. The amount of such credit exposure is limited to the unrealized gains on our fuel hedging derivatives. To manage credit risks, we carefully select counterparties, conduct transactions with multiple counterparties which limits our exposure to any single counterparty and monitor the market position of the program and our relative market position with each counterparty. We also maintain industry-standard security agreements with all of our counterparties which may require the counterparty to post collateral if the value of the fuel hedging derivatives exceeds specified thresholds related to the counterparty’s credit ratings.
When our fuel hedging derivative instruments are in a net liability position, we are exposed to credit risks related to the return of collateral in situations in which we have posted collateral with counterparties for unrealized losses. When possible, in order to mitigate the risk of posting collateral, we provide letters of credit to certain counterparties in lieu of cash. At March 31, 2009, $165 million related to letters of credit collateralizing certain counterparties to our fuel hedging transactions is included in short-term restricted cash. In addition, at March 31, 2009, we had $79 million in cash deposits held by counterparties to collateralize our fuel hedging transactions. Since the third quarter of 2008, we have not entered into any new transactions as part of our fuel hedging program due to the impact collateral requirements could have on our liquidity if the price of oil continues to fall.
Further declines in heating oil prices would result in additional collateral requirements with our counterparties, unrealized losses on our existing fuel hedging derivative instruments and realized losses at the time of settlement of these fuel hedging derivative instruments. See also Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”
Sources and Uses of Cash
US Airways Group
Net cash provided by operating activities was $187 million for the first three months of 2009 compared to net cash used in operating activities of $25 million for the first three months of 2008. The period over period increase of $212 million was driven by a decrease in the net loss recognized in the 2009 first quarter as compared to the first quarter of 2008. Fuel costs were substantially lower in the 2009 period, which was offset in part by a decline in revenues. Our mainline and Express fuel expense was $571 million lower in the 2009 period than the 2008 period on 6.8% lower capacity. Total revenues declined $385 million due to the economic slowdown and resulting weak revenue environment in 2009.
Net cash used in investing activities was $74 million and $117 million for the first three months of 2009 and 2008, respectively. Principal investing activities in the 2009 period included expenditures for property and equipment totaling $135 million, including the purchase of two Airbus A321 aircraft, and a $48 million increase in equipment purchase deposits for certain aircraft on order, offset by $52 million in proceeds from disposition of property and equipment, a $37 million decrease in restricted cash and net sales of investments in marketable securities of $20 million. The $52 million in proceeds resulted from a swap of an owned aircraft for the aircraft involved in the Flight 1549 accident as allowed under our lease agreement and several engine sale-leaseback transactions. The $37 million decrease in the restricted cash balance for the 2009 period was due to changes in the amount of holdback held by certain credit card processors for advance ticket sales for which we had not yet provided air transportation. Principal investing activities in the 2008 period included expenditures for property and equipment totaling $150 million, including the purchase of three Embraer 190 aircraft, and a $36 million increase in equipment purchase deposits for certain aircraft on order, offset in part by net sales of investments in marketable securities of $61 million.
Net cash provided by financing activities was $115 million and $99 million for the first three months of 2009 and 2008, respectively. Principal financing activities in the 2009 period included proceeds from the issuance of debt of $221 million, which included additional loans under a spare parts loan agreement, a loan secured by certain airport landing slots, an unsecured financing with one of our third party Express carriers and the financing of two Airbus aircraft acquisitions. Debt repayments totaled $105 million in the 2009 period. Principal financing activities in the 2008 period included proceeds from the issuance of debt of $251 million, in part to finance the acquisition of three Embraer 190 aircraft, and $145 million in proceeds from the refinancing of certain aircraft equipment notes. Debt repayments were $149 million, including $97 million related to the $145 million aircraft equipment note refinancing discussed above.

US Airways
Net cash provided by operating activities was $176 million for the first three months of 2009 compared to net cash used in operating activities of $51 million for the first three months of 2008. The period over period increase of $227 million was driven by a decrease in the net loss recognized in the 2009 first quarter as compared to the first quarter of 2008. Fuel costs were substantially lower in the 2009 period, which was offset in part by a decline in revenues. US Airways’ mainline and Express fuel expense was $571 million lower in the 2009 period than the 2008 period on 6.8% lower capacity. Total revenues declined $376 million due to the economic slowdown and resulting weak revenue environment in 2009.
Net cash used in investing activities was $73 million and $104 million for the first three months of 2009 and 2008, respectively. Principal investing activities in the 2009 period included expenditures for property and equipment totaling $134 million, including the purchase of two Airbus A321 aircraft, and a $48 million increase in equipment purchase deposits for certain aircraft on order, offset by $52 million in proceeds from disposition of property and equipment, a $37 million decrease in restricted cash and net sales of investments in marketable securities of $20 million. The $52 million in proceeds resulted from a swap of an owned aircraft for the aircraft involved in the Flight 1549 accident as allowed under US Airways’ lease agreement and several engine sale-leaseback transactions. The $37 million decrease in the restricted cash balance for the 2009 period was due to changes in the amount of holdback held by certain credit card processors for advance ticket sales for which US Airways had not yet provided air transportation. Principal investing activities in the 2008 period included expenditures for property and equipment totaling $137 million, including the purchase of three Embraer 190 aircraft, and a $36 million increase in equipment purchase deposits for certain aircraft on order, offset in part by net sales of investments in marketable securities of $61 million.
Net cash provided by financing activities was $131 million and $114 million for the first three months of 2009 and 2008, respectively. Principal financing activities in the 2009 period included proceeds from the issuance of debt of $221 million, which included additional loans under a spare parts loan agreement, a loan secured by certain airport landing slots, an unsecured financing with one of our third party Express carriers and the financing of two Airbus aircraft acquisitions. Debt repayments totaled $89 million in the 2009 period. Principal financing activities in the 2008 period included proceeds from the issuance of debt of $251 million, in part to finance the acquisition of three Embraer 190 aircraft, and $145 million in proceeds from the refinancing of certain aircraft equipment notes. Debt repayments were $134 million, including $97 million related to the $145 million aircraft equipment note refinancing discussed above.
Commitments
As of March 31, 2009, we had $4.32 billion of long-term debt and capital leases (including current maturities and before discount on debt). The information contained herein is not a comprehensive discussion and analysis of our commitments, but rather updates disclosures made in the 2008 Form 10-K.
Citicorp Credit Facility
On March 23, 2007, US Airways Group entered into a term loan credit facility with Citicorp North America, Inc., as administrative agent, and a syndicate of lenders pursuant to which US Airways Group borrowed an aggregate principal amount of $1.6 billion. US Airways, AWA and certain other subsidiaries of US Airways Group are guarantors of the Citicorp credit facility.
The Citicorp credit facility bears interest at an index rate plus an applicable index margin or, at our option, LIBOR plus an applicable LIBOR margin for interest periods of one, two, three or six months. The applicable index margin, subject to adjustment, is 1.00%, 1.25% or 1.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or between $1 billion and $1.6 billion, respectively. The applicable LIBOR margin, subject to adjustment, is 2.00%, 2.25% or 2.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or between $1 billion and $1.6 billion, respectively. In addition, interest on the Citicorp credit facility may be adjusted based on the credit rating for the Citicorp credit facility as follows: (i) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least one subgrade better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be the lower of 2.25% and the rate otherwise applicable based upon the adjusted Citicorp credit facility balance and (B) the applicable index margin will be the lower of 1.25% and the rate otherwise applicable based upon the Citicorp credit facility principal balance, and (ii) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least two subgrades better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be 2.00% and (B) the applicable index margin will be 1.00%. As of March 31, 2009, the interest rate on the Citicorp credit facility was 3.02% based on a 2.50% LIBOR margin.
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
On October 20, 2008, US Airways Group entered into an amendment to the Citicorp credit facility. Pursuant to the amendment, we repaid $400 million of indebtedness under the credit facility, reducing the principal amount outstanding under the credit facility to approximately $1.17 billion as of March 31, 2009. The Citicorp credit facility amendment also provides for a reduction in the amount of unrestricted cash required to be held by us from $1.25 billion to $850 million, and we may, prior to September 30, 2009, further reduce that minimum requirement to a minimum of $750 million on a dollar-for-dollar basis for any additional repayments of up to $100 million of indebtedness under the credit facility. The Citicorp credit facility amendment also provides that prior to September 30, 2009 we may sell, finance or otherwise pledge assets that were pledged as collateral under the credit facility, so long as we prepay the indebtedness under the credit facility in an amount equal to 75% of the appraised value of the collateral sold or financed or assigned or 75% of the collateral value of eligible accounts (determined in accordance with the credit facility) sold or financed in such transaction. In addition, the Citicorp credit facility amendment provides that we may issue debt in the future with a silent second lien on the assets pledged as collateral under the Citicorp credit facility. As of March 31, 2009, we were in compliance with all debt covenants under the amended credit facility.
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
2009 Financing Transactions
On January 16, 2009, US Airways exercised its right to obtain new loan commitments and incur additional loans under a spare parts loan agreement. In connection with the exercise of that right, Airbus Financial Services funded $50 million in satisfaction of a previous commitment. This loan will mature on October 20, 2014, will bear interest at a rate of LIBOR plus a margin and will be secured by the collateral securing loans under the spare parts loan agreement.
On March 31, 2009, US Airways again exercised its right to obtain new loan commitments and incur additional loans under the spare parts loan agreement and borrowed $50 million. This loan will mature on October 20, 2014, will bear interest at a rate of LIBOR plus a margin and will be secured by the collateral securing loans under the spare parts loan agreement. With a portion of the proceeds, US Airways purchased an A321 aircraft previously leased to US Airways by an affiliate of the debt holder. As a result, this aircraft became unencumbered.

Aircraft and Engine Purchase Commitments
US Airways has definitive purchase agreements with Airbus for the acquisition of 134 aircraft, including 97 single-aisle A320 family aircraft and 37 widebody aircraft (comprised of 22 A350 XWB aircraft and 15 A330-200 aircraft). Deliveries of the A320 family aircraft commenced during 2008 with the delivery of five A321 aircraft. During the first quarter of 2009, US Airways took delivery of two A321 aircraft which were financed through an existing facility agreement. US Airways plans to take delivery of 16 A321 aircraft, two A320 aircraft and five A330-200 aircraft prior to the end of 2009. Deliveries of the remaining A320 family aircraft will continue through 2012, deliveries of the A330-200 aircraft will continue through 2011 and deliveries of the A350 XWB aircraft will begin in 2015 and extend through 2018.
US Airways has agreements for the purchase of eight new IAE V2500-A5 spare engines scheduled for delivery through 2014 for use on the Airbus A320 family fleet, three new Trent 700 spare engines scheduled for delivery through 2011 for use on the Airbus A330-200 fleet and three new Trent XWB spare engines scheduled for delivery in 2015 through 2017 for use on the Airbus A350 XWB aircraft.
Under all of our aircraft and engine purchase agreements, our total future commitments as of March 31, 2009 are expected to be approximately $6.7 billion through 2018, which includes predelivery deposits and payments. We have secured financing for our A321 aircraft deliveries through June 2009. In addition, the remaining A320 family aircraft scheduled for delivery in 2009 have backstop financing available through the manufacturer. The A330 deliveries scheduled for 2009 do not have backstop financing; however, we are currently evaluating financing alternatives and expect to obtain financing for these aircraft at customary advance rates and on terms and conditions acceptable to the Company. If we are not able to arrange financing on those terms, the Company expects it would seek to negotiate deferrals of deliveries with the manufacturer or financing at lower than customary advance rates, or, if required, use cash from operations or other sources to purchase the aircraft. See “Risk Factors — Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions” in Part II, Item 1A, “Risk Factors.”
Covenants and Credit Rating
In addition to the minimum cash balance requirements, our long-term debt agreements contain various negative covenants that restrict or limit our actions, including our ability to pay dividends or make other restricted payments. Certain long-term debt agreements also contain cross-default provisions, which may be triggered by defaults by us under other agreements relating to indebtedness. See “Risk Factors — Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions” in Part II, Item 1A, “Risk Factors.” As of March 31, 2009, we and our subsidiaries were in compliance with the covenants in our long-term debt agreements.
Our credit ratings, like those of most airlines, are relatively low. The following table details our credit ratings as of March 31, 2009:

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
There have been no material changes in our off-balance sheet arrangements as set forth in our 2008 Form 10-K.

Contractual Obligations
The following table provides details of our future cash contractual obligations as of March 31, 2009 (in millions):

	Payments Due by Period
	2009	2010	2011	2012	2013	Thereafter	Total
US Airways Group (1)
Debt (2)	$—	$33	$116	$99	$16	$1,178	$1,442
Interest obligations (3)	38	50	47	41	39	50	265
US Airways (4)
Debt and capital lease obligations (5) (6)	301	319	292	265	213	1,485	2,875
Interest obligations (3) (6)	106	135	151	123	81	396	992
Aircraft purchase and operating lease commitments (7)	1,917	2,316	2,137	1,540	667	5,327	13,904
Regional capacity purchase agreements (8)	766	1,017	1,035	903	771	2,747	7,239
Other US Airways Group subsidiaries (9)	7	2	1	1	1	—	12

Total	$3,135	$3,872	$3,779	$2,972	$1,788	$11,183	$26,729

(1)
These commitments represent those specifically entered into by US Airways Group or joint commitments entered into by US Airways Group and US Airways under which each entity is jointly and severally liable.

(2)	Excludes $51 million of unamortized debt discount as of March 31, 2009.

(3)	For variable-rate debt, future interest obligations are shown above using interest rates in effect as of March 31, 2009.

(4)	Commitments listed separately under US Airways and its wholly owned subsidiaries represent commitments under agreements entered into separately by those companies.

(5)	Excludes $109 million of unamortized debt discount as of March 31, 2009.

(6)
Includes $519 million of future principal payments and $249 million of future interest payments as of March 31, 2009, respectively, related to pass through trust certificates or EETCs associated with mortgage financings for the purchase of certain aircraft.

(7)	Includes $3.41 billion of future minimum lease payments related to EETC leveraged leased financings of certain aircraft as of March 31, 2009.

(8)	Represents minimum payments under capacity purchase agreements with third-party Express carriers.

(9)	Represents operating lease commitments entered into by US Airways Group’s other airline subsidiaries Piedmont and PSA.
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

Critical Accounting Policies and Estimates
In the first quarter of 2009, there were no significant changes to our critical accounting policies and estimates from those disclosed in the financial statements and accompanying notes contained in our 2008 Form 10-K.
Recent Accounting Pronouncements
In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option. FSP APB 14-1 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. The liability component of the debt instrument is accreted to par using the effective yield method; accretion is reported as a component of interest expense. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment. FSP APB 14-1 must be applied retrospectively to previously issued cash-settleable convertible instruments as well as prospectively to newly issued instruments. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.
We issued a total of $144 million of 7% senior convertible notes on September 30, 2005. As of March 31, 2009, $74 million of par value remained outstanding under the 7% senior convertible notes. The holders of these notes may convert, at any time on or prior to maturity or redemption, any outstanding notes (or portions thereof) into shares of our common stock, initially at a conversion rate of 41.4508 shares of stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $24.12 per share). In lieu of delivery of shares of common stock upon conversion of all or any portion of the notes, we may elect to pay cash or a combination of shares and cash to holders surrendering notes for conversion. The 7% senior convertible notes are subject to the provisions of FSP 14-1 since the notes can be settled in cash upon conversion.
We adopted FSP APB 14-1 on January 1, 2009. We concluded that the fair value of the equity component of our 7% senior convertible notes at the time of issuance in 2005 was $47 million. Upon retrospective application, the adoption resulted in a $29 million increase in accumulated deficit at December 31, 2008, comprised of non-cash interest expense of $17 million for the years 2005-2008 and non-cash losses on debt extinguishment of $12 million related to the partial conversion of certain notes to common stock in 2006. As of March 31, 2009 and December 31, 2008, the carrying value of the equity component was $40 million. The principal amount of the outstanding notes, the unamortized discount and the net carrying value at March 31, 2009 was $74 million, $10 million and $64 million, respectively, and at December 31, 2008 was $74 million, $11 million and $63 million, respectively. The remaining period over which the unamortized discount will be recognized is 1.5 years. We recognized $1 million in non-cash interest expense in each of the three months ended March 31, 2009 and 2008, respectively, related to the adoption of FSP APB 14-1. The following table presents the December 31, 2008 balance sheet line items affected as adjusted and as originally reported (in millions).

	December 31, 2008
	As Adjusted	As Reported
Long-term debt and capital leases, net of current maturities	$3,623	$3,634
Additional paid-in capital	1,789	1,749
Accumulated deficit	(2,336)	(2,307)
In April 2009, the FASB issued FSP Financial Accounting Standards (“FAS”) 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP changes existing guidance for determining whether an impairment of debt securities is other than temporary. The FSP requires other than temporary impairments to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses) which is recognized in earnings and the amount related to other factors which is recognized in other comprehensive income. This noncredit loss component of the impairment may only be classified in other comprehensive income if the holder of the security concludes that it does not intend to sell and it will not more likely than not be required to sell the security before it recovers its value. If these conditions are not met, the noncredit loss must also be recognized in earnings. When adopting the FSP, an entity is required to record a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other than temporary impairment from retained earnings to accumulated other comprehensive income. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. Management is currently evaluating the requirements of the FSP and has not yet determined the impact on our condensed consolidated financial statements.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. We do not believe the adoption of this FSP will materially impact our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Sensitive Instruments
Our primary market risk exposures include commodity price risk (i.e., the price paid to obtain aviation fuel) and interest rate risk. Our exposure to market risk from changes in commodity prices and interest rates has not changed materially from our exposure discussed in our 2008 Form 10-K except as updated below.
Commodity price risk
As of March 31, 2009, we had fuel hedge transactions consisting of collars with no premiums, which establish an upper and lower limit on heating oil futures prices, to protect us from fuel price risks. These transactions are in place with respect to approximately 9% of our remaining projected 2009 mainline and Express jet fuel requirements at a weighted average collar range of $3.50 to $3.70 per gallon of heating oil or $139.98 to $148.38 per barrel of estimated crude oil equivalent.
The use of such hedging transactions in our fuel hedging program could result in us not fully benefiting from certain declines in heating oil futures prices. As of March 31, 2009, the fair value of our fuel hedging instruments was a net liability of $205 million. If oil prices remain at the same level as March 31, 2009, the $205 million of unrealized losses will be realized in the second and third quarters of 2009 in the amount of $146 million and $59 million, respectively. Further, these instruments do not provide protection from future price increases unless heating oil prices exceed the call option price of the collar. Although heating oil prices are generally highly correlated with those of jet fuel, the prices of jet fuel may change more or less than heating oil, resulting in a change in fuel expense that is not perfectly offset by the hedge transactions. At March 31, 2009, we estimate that a 10% increase in heating oil futures prices would increase the fair value of the hedge transactions by approximately $14 million. Similarly, we estimate that a 10% decrease in heating oil futures prices would decrease the fair value of the hedge transactions by approximately $14 million. Since we have not entered into any new fuel hedge transactions since the third quarter of 2008, the impact of changes in heating oil futures prices will decrease as existing hedges are settled.
When our fuel hedging derivative instruments are in a net asset position, we are exposed to credit losses in the event of non-performance by counterparties to our fuel hedging derivatives. The amount of such credit exposure is limited to the unrealized gains on our fuel hedging derivatives. To manage credit risks, we carefully select counterparties, conduct transactions with multiple counterparties which limits our exposure to any single counterparty, and monitor the market position of the program and our relative market position with each counterparty. We also maintain industry-standard security agreements with all of our counterparties which may require the counterparty to post collateral if the value of the fuel hedging derivatives exceeds specified thresholds related to the counterparty’s credit ratings.
When our fuel hedging derivative instruments are in a net liability position, we are exposed to credit risks related to the return of collateral in situations in which we have posted collateral with counterparties for unrealized losses. When possible, in order to mitigate the risk of posting collateral, we provide letters of credit to certain counterparties in lieu of cash. At March 31, 2009, $165 million related to letters of credit collateralizing certain counterparties to our fuel hedging transactions is included in short-term restricted cash. In addition, at March 31, 2009, we had $79 million in cash deposits held by counterparties to collateralize our fuel hedging transactions. Since the third quarter of 2008, we have not entered into any new transactions as part of our fuel hedging program due to the impact collateral requirements could have on our liquidity if the price of oil continues to fall.
Further declines in heating oil prices would result in additional collateral requirements with our counterparties, unrealized losses on our existing fuel hedging derivative instruments and realized losses at the time of settlement of these fuel hedging derivative instruments.

Interest rate risk
Our exposure to interest rate risk relates primarily to our cash equivalents, investment portfolios and variable rate debt obligations. At March 31, 2009, our variable-rate long-term debt obligations of approximately $2.99 billion represented approximately 69% of our total long-term debt. If interest rates increased 10% in 2009, the impact on our results of operations would be approximately $12 million of additional interest expense.
At March 31, 2009, included within our investment portfolio are $180 million ($411 million par value) of investments in auction rate securities. With the liquidity issues experienced in the global credit and capital markets, all of our auction rate securities have experienced failed auctions since August 2007. The estimated fair value of these auction rate securities no longer approximates par value. As of March 31, 2009, the full decline in value from the par value of our investment in auction rate securities of $231 million has been recorded as an other than temporary impairment, of which $7 million was recorded in the first quarter of 2009. We continue to monitor the market for auction rate securities and consider its impact (if any) on the fair value of our investments. If the current market conditions deteriorate further, we may be required to record additional impairment charges in other nonoperating expense, net in future periods.
We do not anticipate having to sell these securities in order to operate our business. We believe that, based on our current unrestricted cash and cash equivalents at March 31, 2009, the current lack of liquidity in our investments in auction rate securities will not have a material impact on our liquidity, our cash flow or our ability to fund our operations. Refer to Note 8, “Investments in Marketable Securities (Noncurrent)” in Part I, Items 1A and 1B, respectively, of this report for additional information.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures.
An evaluation was performed under the supervision and with the participation of US Airways Group’s and US Airways’ management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the rules promulgated under the Exchange Act) as of March 31, 2009. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2009.
Changes in internal control over financial reporting.
There has been no change to US Airways Group’s or US Airways’ internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, US Airways Group’s or US Airways’ internal control over financial reporting.
Limitation on the effectiveness of controls.
We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO believe that our disclosure controls and procedures were effective at the “reasonable assurance” level as of March 31, 2009.

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
The Company and/or its subsidiaries are defendants in various pending lawsuits and proceedings, and from time to time are subject to other claims arising in the normal course of our business, many of which are covered in whole or in part by insurance. The outcome of those matters cannot be predicted with certainty at this time, but the Company, having consulted with outside counsel, believes that the ultimate disposition of these contingencies will not materially affect its consolidated financial position or results of operations.
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
Airlines are subject to extensive regulatory requirements. In the last several years, Congress has passed laws, and the DOT, the Federal Aviation Administration (“FAA”), the Transportation Security Administration (“TSA”) and the Department of Homeland Security have issued a number of directives and other regulations. These requirements impose substantial costs on airlines. On October 10, 2008, the FAA finalized new rules governing flight operations at the three major New York airports. These rules did not take effect because of a legal challenge, but the FAA has pushed forward with a reduction in the number of flights per hour at LaGuardia. The FAA attempted to work with carriers on a voluntary basis to implement its new lower operations cap at LaGuardia. If this is not successful, the FAA may resort to other methods to reduce congestion in New York. Additionally, the DOT recently finalized a policy change that will permit airports to charge differentiated landing fees during congested periods, which could impact our ability to serve certain markets in the future. The new rule is being challenged in court by the industry. The Obama Administration has not yet indicated how it intends to move forward on the issue of congestion management in the New York region.
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
The terrorist attacks of September 11, 2001 led to a significant increase in insurance premiums and a decrease in the insurance coverage available to commercial air carriers. Accordingly, our insurance costs increased significantly and our ability to continue to obtain insurance even at current prices remains uncertain. In addition, we have obtained third party war risk (terrorism) insurance through a special program administered by the FAA, resulting in lower premiums than if we had obtained this insurance in the commercial insurance market. The program has been extended, with the same conditions and premiums, until August 31, 2009. If the federal insurance program terminates, we would likely face a material increase in the cost of war risk insurance. The failure of one or more of our insurers could result in a lack of coverage for a period of time. Additionally, severe disruptions in the domestic and global financial markets could adversely impact the ratings and survival of some insurers. Future downgrades in the ratings of enough insurers could adversely impact both the availability of appropriate insurance coverage and its cost. Because of competitive pressures in our industry, our ability to pass additional insurance costs to passengers is limited. As a result, further increases in insurance costs or reductions in available insurance coverage could have an adverse impact on our financial results.

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

Item 6. Exhibits

Exhibit No.	Description
10.1	Amendment No. 3 dated as of January 16, 2009 to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement dated as of October 2, 2007 between US Airways, Inc. and Airbus S.A.S.*

10.2	Amendment No. 3 dated as of January 16, 2009 to the Airbus A330 Purchase Agreement dated as of October 2, 2007 between US Airways, Inc. and Airbus S.A.S.*

10.3
Amendment No. 2 dated as of January 16, 2009 to the Amended and Restated Airbus A350 XWB Purchase Agreement, dated as of October 2, 2007, among AVSA, S.A.R.L. and US Airways, Inc., AWA and US Airways Group.*

10.4
Amendment No. 7 dated as of January 14, 2009 to Amended and Restated Embraer Aircraft Purchase Agreement dated as of June 13, 2006 between US Airways Group and Embraer — Empresa Brasileira de Aeronautica S.A.*

10.5	Amendment No. 7 to America West Co-Branded Credit Card Agreement, dated as of February 17, 2009, between US Airways Group and Barclays Bank Delaware.*

10.6
Amendment No. 2 to Loan Agreement [Spare Parts], dated as of January 15, 2009, among US Airways, Inc., GECC, as administrative agent, collateral agent and original lender, and the lenders from time to time party thereto.*

10.7
Amendment No. 3 to Loan Agreement [Spare Parts], dated as of March 31, 2009, among US Airways, Inc., GECC, as administrative agent, collateral agent and original lender, and the lenders from time to time party thereto.*

10.8	Form of Stock Appreciation Right (Cash-Settled) Award Agreement under the US Airways Group, Inc. 2008 Equity Incentive Plan.†

10.9	Form of Stock Appreciation Right (Stock-Settled) Award Agreement under the US Airways Group, Inc. 2008 Equity Incentive Plan.†

31.1	Certification of US Airways Group’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of US Airways Group’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of US Airways’ Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.4	Certification of US Airways’ Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of US Airways Group’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of US Airways’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted under a request for confidential treatment and filed separately with the United States Securities and Exchange Commission.

†	Management contract or compensatory plan or arrangement.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

US Airways Group, Inc. (Registrant)
Date: April 22, 2009	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer

US Airways, Inc. (Registrant)
Date: April 22, 2009	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
10.1	Amendment No. 3 dated as of January 16, 2009 to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement dated as of October 2, 2007 between US Airways, Inc. and Airbus S.A.S.*

10.2	Amendment No. 3 dated as of January 16, 2009 to the Airbus A330 Purchase Agreement dated as of October 2, 2007 between US Airways, Inc. and Airbus S.A.S.*

10.3
Amendment No. 2 dated as of January 16, 2009 to the Amended and Restated Airbus A350 XWB Purchase Agreement, dated as of October 2, 2007, among AVSA, S.A.R.L. and US Airways, Inc., AWA and US Airways Group.*

10.4
Amendment No. 7 dated as of January 14, 2009 to Amended and Restated Embraer Aircraft Purchase Agreement dated as of June 13, 2006 between US Airways Group and Embraer — Empresa Brasileira de Aeronautica S.A.*

10.5	Amendment No. 7 to America West Co-Branded Credit Card Agreement, dated as of February 17, 2009, between US Airways Group and Barclays Bank Delaware.*

10.6
Amendment No. 2 to Loan Agreement [Spare Parts], dated as of January 15, 2009, among US Airways, Inc., GECC, as administrative agent, collateral agent and original lender, and the lenders from time to time party thereto.*

10.7
Amendment No. 3 to Loan Agreement [Spare Parts], dated as of March 31, 2009, among US Airways, Inc., GECC, as administrative agent, collateral agent and original lender, and the lenders from time to time party thereto.*

10.8	Form of Stock Appreciation Right (Cash-Settled) Award Agreement under the US Airways Group, Inc. 2008 Equity Incentive Plan.†

10.9	Form of Stock Appreciation Right (Stock-Settled) Award Agreement under the US Airways Group, Inc. 2008 Equity Incentive Plan.†

31.1	Certification of US Airways Group’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of US Airways Group’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of US Airways’ Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.4	Certification of US Airways’ Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of US Airways Group’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of US Airways’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted under a request for confidential treatment and filed separately with the United States Securities and Exchange Commission.

†	Management contract or compensatory plan or arrangement.