Form 10-Q
period 2009-06-30
US AIRWAYS GROUP INC; US AIRWAYS INC
filed 2009-07-23
CIK 701345, 714560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether each registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
As of July 17, 2009, there were approximately 132,031,180 shares of US Airways Group, Inc. common stock outstanding.
As of July 17, 2009, US Airways, Inc. had 1,000 shares of common stock outstanding, all of which were held by US Airways Group, Inc.

US Airways Group, Inc.
US Airways, Inc.
Form 10-Q
Quarterly Period Ended June 30, 2009

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
Note Concerning Forward-Looking Statements
Certain of the statements contained in this report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” and “continue” and similar terms used in connection with statements regarding, among others, our outlook, expected fuel costs, the revenue environment, and our expected financial performance. These statements include, but are not limited to, statements about the benefits of the business combination transaction involving America West Holdings Corporation (“America West Holdings”) and US Airways Group, including future financial and operating results, our plans, objectives, expectations and intentions and other statements that are not historical facts. These statements are based upon the current beliefs and expectations of management and are subject to significant risks and uncertainties that could cause our actual results and financial position to differ materially from these statements. These risks and uncertainties include, but are not limited to, those described below under Part II, Item 1A “Risk Factors,” and the following:
•	the impact of future significant operating losses;

•	economic conditions and their impact on passenger demand and related revenues;
•	a reduction in the availability of financing and changes in prevailing interest rates that result in increased costs of financing;
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

•	changes in government legislation and regulation;
•	our ability to obtain and maintain adequate facilities and infrastructure to operate and grow our route network;
•	the impact of environmental laws and regulations;

•	costs of ongoing data security compliance requirements and the impact of any data security breach;
•	interruptions or disruptions in service at one or more of our hub airports;

•	the impact of any accident involving our aircraft;

•	delays in scheduled aircraft deliveries or other loss of anticipated fleet capacity;

•	the impact of weather conditions and seasonality of airline travel;

•	the cyclical nature of the airline industry;
•	the impact of possible future increases in insurance costs and disruptions to insurance markets;
•	the impact of foreign currency exchange rate fluctuations;

•	our ability to use NOLs and certain other tax attributes;

•	our ability to maintain contracts that are critical to our operations;

•	our ability to attract and retain customers; and
•	other risks and uncertainties listed from time to time in our reports to the Securities and Exchange Commission.
All of the forward-looking statements are qualified in their entirety by reference to the factors discussed in Part II, Item 1A “Risk Factors” and elsewhere in this Form 10-Q. There may be other factors of which we are not currently aware that may affect matters discussed in the forward-looking statements and may also cause actual results to differ materially from those discussed. We assume no obligation to publicly update or supplement any forward-looking statement to reflect actual results, changes in assumptions or changes in other factors affecting these estimates other than as required by law. Any forward-looking statements speak only as of the date of this Form 10-Q or as of the dates indicated in the statements.
Part I. Financial Information
This combined Form 10-Q is filed by US Airways Group and US Airways and includes the financial statements of each company in Item 1A and Item 1B, respectively.

Item 1A. Condensed Consolidated Financial Statements of US Airways Group, Inc.
US Airways Group, Inc.
Condensed Consolidated Statements of Operations
(In millions, except share and per share amounts)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Operating revenues:
Mainline passenger	$1,724	$2,214	$3,335	$4,167
Express passenger	642	802	1,194	1,459
Cargo	20	38	44	74
Other	272	203	540	396

Total operating revenues	2,658	3,257	5,113	6,096
Operating expenses:
Aircraft fuel and related taxes	440	1,086	819	1,908
Loss (gain) on fuel hedging instruments, net	(21)	(382)	5	(500)
Salaries and related costs	549	571	1,100	1,134
Express expenses	625	822	1,228	1,556
Aircraft rent	174	183	352	361
Aircraft maintenance	184	200	358	413
Other rent and landing fees	142	142	273	287
Selling expenses	99	116	192	220
Special items, net	1	34	7	59
Depreciation and amortization	62	57	121	107
Goodwill impairment	—	622	—	622
Other	281	342	561	662

Total operating expenses	2,536	3,793	5,016	6,829

Operating income (loss)	122	(536)	97	(733)
Nonoperating income (expense):
Interest income	6	21	13	50
Interest expense, net	(77)	(57)	(148)	(118)
Other, net	7	4	(7)	(5)

Total nonoperating expense, net	(64)	(32)	(142)	(73)

Income (loss) before income taxes	58	(568)	(45)	(806)
Income tax provision	—	—	—	—

Net income (loss)	$58	$(568)	$(45)	$(806)

Earnings (loss) per common share:
Basic earnings (loss) per common share	$0.47	$(6.17)	$(0.38)	$(8.75)
Diluted earnings (loss) per common share	$0.42	$(6.17)	$(0.38)	$(8.75)
Shares used for computation (in thousands):
Basic	123,790	92,137	118,956	92,080
Diluted	144,125	92,137	118,956	92,080
See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$1,483	$1,034
Investments in marketable securities	—	20
Restricted cash	46	186
Accounts receivable, net	372	293
Materials and supplies, net	230	201
Prepaid expenses and other	443	684

Total current assets	2,574	2,418
Property and equipment
Flight equipment	3,648	3,157
Ground property and equipment	874	816
Less accumulated depreciation and amortization	(1,054)	(954)

	3,468	3,019
Equipment purchase deposits	310	267

Total property and equipment	3,778	3,286
Other assets
Other intangibles, net of accumulated amortization of $100 million and $87 million, respectively	532	545
Restricted cash	534	540
Investments in marketable securities	214	187
Other assets	226	238

Total other assets	1,506	1,510

Total assets	$7,858	$7,214

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Current maturities of debt and capital leases	$465	$362
Accounts payable	448	797
Air traffic liability	963	698
Accrued compensation and vacation	174	158
Accrued taxes	190	142
Other accrued expenses	882	887

Total current liabilities	3,122	3,044
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	4,073	3,623
Deferred gains and credits, net	355	383
Postretirement benefits other than pensions	106	108
Employee benefit liabilities and other	538	550

Total noncurrent liabilities and deferred credits	5,072	4,664
Commitments and contingencies
Stockholders’ deficit
Common stock, $0.01 par value; 200,000,000 shares authorized, 132,445,173 and 132,031,180 shares issued and outstanding at June 30, 2009; 114,527,377 and 114,113,384 shares issued and outstanding at December 31, 2008	1	1
Additional paid-in capital	1,963	1,789
Accumulated other comprehensive income	94	65
Accumulated deficit	(2,381)	(2,336)
Treasury stock, common stock, 413,993 shares at June 30, 2009 and December 31, 2008	(13)	(13)

Total stockholders’ deficit	(336)	(494)

Total liabilities and stockholders’ deficit	$7,858	$7,214

See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Net cash provided by operating activities	$360	$96
Cash flows from investing activities:
Purchases of property and equipment	(578)	(400)
Purchases of marketable securities	—	(284)
Sales of marketable securities	20	217
Proceeds from sale of other investments	—	3
Decrease in long-term restricted cash	6	6
Proceeds from dispositions of property and equipment	52	—
Increase in equipment purchase deposits	(43)	(79)

Net cash used in investing activities	(543)	(537)
Cash flows from financing activities:
Repayments of debt and capital lease obligations	(175)	(169)
Proceeds from issuance of debt	749	387
Deferred financing costs	(8)	(8)
Proceeds from issuance of common stock, net	66	—

Net cash provided by financing activities	632	210

Net increase (decrease) in cash and cash equivalents	449	(231)
Cash and cash equivalents at beginning of period	1,034	1,948

Cash and cash equivalents at end of period	$1,483	$1,717

Non-cash investing and financing activities:
Note payable issued for aircraft purchase	$32	$—
Interest payable converted to debt	19	—
Maintenance payable converted to debt	10	—
Net unrealized loss (gain) on available for sale securities	(34)	55
Supplemental information:
Interest paid	$100	$109
Income taxes paid	—	—
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
Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented. Certain prior year amounts have been reclassified to conform with the 2009 presentation. In the second quarter of 2009, the Company reclassified certain amounts from employee benefit liabilities and other to deferred gains and credits, net, both captions of which are included within total noncurrent liabilities and deferred credits on the condensed consolidated balance sheets. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to passenger revenue recognition, impairment of long-lived and intangible assets, valuation of investments in marketable securities, the frequent traveler program and the deferred tax valuation allowance.
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
In September 2005, the Company issued a total of $144 million of 7% Senior Convertible Notes due 2020 (the “7% notes”). As of June 30, 2009, $74 million of par value remained outstanding under the 7% notes. The holders of these notes may convert, at any time prior to the earlier of the business day prior to the redemption date and the second business day preceding the maturity date, any outstanding notes (or portions thereof) into shares of the Company’s common stock, at an initial conversion rate of 41.4508 shares of common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $24.12 per share). In lieu of delivery of shares of common stock upon conversion of all or any portion of the 7% notes, the Company may elect to pay cash or a combination of shares and cash to holders surrendering notes for conversion. The 7% notes are subject to the provisions of FSP APB 14-1 since the 7% notes can be settled in cash upon conversion.
The Company adopted FSP APB 14-1 on January 1, 2009. The Company concluded that the fair value of the equity component of the 7% notes at the time of issuance in 2005 was $47 million. Upon retrospective application, the adoption resulted in a $29 million increase in accumulated deficit at December 31, 2008, comprised of non-cash interest expense of $17 million for the years 2005-2008 and non-cash losses on debt extinguishment of $12 million related to the partial conversion of certain of the 7% notes to common stock in 2006. As of June 30, 2009 and December 31, 2008, the carrying value of the equity component was $40 million. The principal amount of the outstanding notes, the unamortized discount and the net carrying value at June 30, 2009 was $74 million, $8 million and $66 million, respectively, and at December 31, 2008 was $74 million, $11 million and $63 million, respectively. The remaining period over which the unamortized discount will be recognized is 1.3 years. The Company recognized $2 million and $3 million in non-cash interest expense in the three and six months ended June 30, 2009, respectively, and $1 million and $2 million in the three and six months ended June 30, 2008, respectively, related to the adoption of FSP APB 14-1. In addition, the Company recognized $1 million and $2 million in cash interest expense in the three and six months ended June 30, 2009, respectively, and $1 million and $2 million in cash interest expense in the three and six months ended June 30, 2008, respectively. The following table presents the December 31, 2008 balance sheet line items affected as adjusted and as originally reported (in millions).

	December 31, 2008
	As Adjusted	As Reported
Long-term debt and capital leases, net of current maturities	$3,623	$3,634
Additional paid-in capital	1,789	1,749
Accumulated deficit	(2,336)	(2,307)

In April 2009, the FASB issued FSP Financial Accounting Standards (“FAS”) 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP changes existing guidance for determining whether an impairment of debt securities is other-than-temporary. The FSP requires other-than-temporary impairments to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses) which is recognized in earnings and the amount related to other factors (referred to as noncredit losses) which is recognized in other comprehensive income. This noncredit loss component of the impairment may only be classified in other comprehensive income if both of the following conditions are met (a) the holder of the security concludes that it does not intend to sell the security and (b) the holder concludes that it is more likely than not that the holder will not be required to sell the security before the security recovers its value. If these conditions are not met, the noncredit loss must also be recognized in earnings. When adopting the FSP, an entity is required to record a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. The Company adopted FSP FAS 115-2 and FAS 124-2 as of April 1, 2009. The Company does not meet the conditions necessary to recognize the noncredit loss component of its auction rate securities in other comprehensive income. Accordingly, the Company did not reclassify any previously recognized other-than-temporary impairment losses from retained earnings to accumulated other comprehensive income and the adoption of FSP FAS 115-2 and FAS 124-2 had no impact on the Company’s condensed consolidated financial statements. Refer to Note 8 for further discussion of the Company’s investments in marketable securities.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company adopted FSP FAS 157-4 during the second quarter of 2009, and its application had no impact on the Company’s condensed consolidated financial statements.
In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted SFAS No. 165 during the second quarter of 2009, and its application had no impact on the Company’s condensed consolidated financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was July 22, 2009.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation (“FIN”) No. 46(R),” which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. SFAS No. 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. Management is currently evaluating the requirements of SFAS No. 167 and has not yet determined the impact on the Company’s condensed consolidated financial statements.

2. Special Items, Net
Special items, net as shown on the condensed consolidated statements of operations included the following charges for the three and six months ended June 30, 2009 and 2008 (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Lease return costs and penalties (a)	$1	$6	$6	$6
Severance charges (b)	—	—	1	—
Merger related transition expenses (c)	—	10	—	35
Asset impairment charges (d)	—	18	—	18

Special items, net	$1	$34	$7	$59

(a)
In connection with previously announced capacity reductions, the Company recorded $1 million and $6 million in the three and six months ended June 30, 2009, respectively, in charges for aircraft lease return costs and penalties. The Company also recognized $6 million in aircraft lease return costs in the second quarter of 2008.

(b)	As a result of previously announced capacity reductions, the Company recorded $1 million in severance charges in the six months ended June 30, 2009.

(c)
In connection with the effort to consolidate functions and integrate the Company’s organizations, procedures and operations, the Company incurred $10 million of merger related transition expenses during the second quarter of 2008. These expenses included $3 million in uniform costs to transition employees to the new US Airways uniforms; $2 million in compensation expenses for equity awards granted in connection with the merger to retain key employees through the integration period; $2 million of aircraft livery costs; $1 million in professional and technical fees related to the integration of the Company’s airline operations systems; and $2 million in other expenses.

In connection with the merger transition efforts noted above, the Company incurred $35 million of merger related transition expenses in the first six months of 2008. These expenses included $12 million in uniform costs to transition employees to the new US Airways uniforms; $5 million in applicable employment tax expenses related to contractual benefits granted to certain current and former employees as a result of the merger; $6 million in compensation expenses for equity awards granted in connection with the merger to retain key employees through the integration period; $5 million of aircraft livery costs; $4 million in professional and technical fees related to the integration of the Company’s airline operations systems; and $3 million in other expenses.

(d)
In the second quarter of 2008, the Company recorded $18 million in non-cash impairment charges related to the decline in fair value of certain spare parts associated with the Company’s Boeing 737 aircraft fleet.

3. Earnings (loss) per common share
Basic earnings (loss) per common share (“EPS”) is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of potentially dilutive shares of common stock outstanding during the period using the treasury stock method. Potentially dilutive shares include outstanding employee stock options, employee stock appreciation rights, employee restricted stock units and convertible debt. The following table presents the computation of basic and diluted EPS (in millions, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Basic earnings (loss) per share:
Net income (loss)	$58	$(568)	$(45)	$(806)

Weighted average common shares outstanding (in thousands)	123,790	92,137	118,956	92,080

Basic earnings (loss) per share	$0.47	$(6.17)	$(0.38)	$(8.75)

Diluted earnings (loss) per share:
Net income (loss)	$58	$(568)	$(45)	$(806)
Interest expense on 7.25% convertible senior notes	3	—	—	—

Income (loss) for purposes of computing diluted net income (loss) per share	$61	$(568)	$(45)	$(806)

Share computation (in thousands):
Weighted average common shares outstanding	123,790	92,137	118,956	92,080
Dilutive effect of stock awards	10	—	—	—
Assumed conversion of 7.25% convertible senior notes	20,325	—	—	—

Weighted average common shares outstanding as adjusted	144,125	92,137	118,956	92,080

Diluted earnings (loss) per share	$0.42	$(6.17)	$(0.38)	$(8.75)

For the three and six months ended June 30, 2009, 12,063,482 and 10,869,214 shares, respectively, underlying stock options, stock appreciation rights and restricted stock units were not included in the computation of diluted EPS because inclusion of such shares would be antidilutive or because the exercise prices were greater than the average market price of common stock for the period. In addition, for the three and six months ended June 30, 2009, 3,048,914 incremental shares from the assumed conversion of the 7% senior convertible notes were excluded from the computation of diluted EPS as the inclusion of the add back of the related interest expense and debt discount amortization had an antidilutive effect. For the six months ended June 30, 2009, 10,162,432 incremental shares from the assumed conversion of the 7.25% convertible senior notes were excluded from the computation of diluted EPS due to their antidilutive effect.
For the three and six months ended June 30, 2008, 7,814,370 and 6,775,478 shares, respectively, underlying stock options, stock appreciation rights and restricted stock units were not included in the computation of diluted EPS because inclusion of such shares would be antidilutive or because the exercise prices were greater than the average market price of common stock for the period. For the three and six months ended June 30, 2008, 3,048,914 incremental shares from assumed conversion of the 7% senior convertible notes were excluded from the computation of diluted EPS due to their antidilutive effect.

4. Debt
The following table details the Company’s debt (in millions). Variable interest rates listed are the rates as of June 30, 2009.

	June 30,	December 31,
	2009	2008
Secured
Citicorp North America loan, variable interest rate of 2.81%, installments due through 2014	$1,168	$1,184
Equipment loans, aircraft pre-delivery payment financings and other notes payable, fixed and variable interest rates ranging from 1.71% to 11.11%, averaging 4.54%, maturing from 2010 to 2021	2,134	1,674
Aircraft enhanced equipment trust certificates (“EETCs”), fixed interest rates ranging from 7.08% to 9.01%, averaging 7.79%, maturing from 2015 to 2022	519	540
Slot financing, fixed interest rate of 8.08%, interest only payments until due in 2015	47	47
Capital lease obligations, interest rate of 8%, installments due through 2021	39	39
Senior secured discount notes, variable interest rate of 5.39%, due in 2009	32	32

	3,939	3,516
Unsecured
Barclays prepaid miles, variable interest rate of 5.06%, interest only payments	200	200
Airbus advance, repayments beginning in 2010 through 2018	226	207
7% senior convertible notes, interest only payments until due in 2020	74	74
7.25% convertible senior notes, interest only payments until due in 2014	172	—
Engine maintenance notes	65	72
Industrial development bonds, fixed interest rate of 6.3%, interest only payments until due in 2023	29	29
Note payable to Pension Benefit Guaranty Corporation, fixed interest rate of 6%, interest only payments until due in 2012	10	10
Other notes payable, due in 2009 to 2011	70	45

	846	637

Total long-term debt and capital lease obligations	4,785	4,153
Less: Total unamortized discount on debt	(247)	(168)
Current maturities, less $3 million and $10 million of unamortized discount on debt at June 30, 2009 and December 31, 2008, respectively	(465)	(362)

Long-term debt and capital lease obligations, net of current maturities	$4,073	$3,623

The Company was in compliance with the covenants in its debt agreements at June 30, 2009.
7.25% Convertible Senior Notes
In May 2009, US Airways Group issued $172 million aggregate principal amount of 7.25% Convertible Senior Notes due 2014 (the “7.25% notes”) for proceeds, net of expenses, of approximately $168 million. The 7.25% notes bear interest at a rate of 7.25% per annum, which shall be payable semi-annually in arrears on each May 15 and November 15, beginning November 15, 2009. The 7.25% notes mature on May 15, 2014.
Holders may convert their 7.25% notes at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date for the 7.25% notes. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of US Airways Group’s common stock or a combination thereof at the Company’s election. The initial conversion rate for the 7.25% notes is 218.8184 shares of US Airways Group’s common stock per $1,000 principal amount of notes. Such conversion rate is subject to adjustment in certain events.
If the Company undergoes a fundamental change, holders may require the Company to purchase all or a portion of their 7.25% notes for cash at a price equal to 100% of the principal amount of the 7.25% notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. A fundamental change includes a person or group (other than the Company or its subsidiaries) becoming the beneficial owner of more than 50% of the voting power of the Company’s capital stock, certain merger or combination transactions, a substantial turnover of the Company’s directors, stockholder approval of the liquidation or dissolution of the Company and the Company’s common stock ceasing to be listed on at least one national securities exchange.
The 7.25% notes rank equal in right of payment to all of the Company’s other existing and future unsecured senior debt and senior in right of payment to the Company’s debt that is expressly subordinated to the 7.25% notes, if any. The 7.25% notes impose no limit on the amount of debt the Company or its subsidiaries may incur. The 7.25% notes are structurally subordinated to all debt and other liabilities and commitments (including trade payables) of the Company’s subsidiaries. The 7.25% notes are also effectively junior to the Company’s secured debt, if any, to the extent of the value of the assets securing such debt.

As the 7.25% notes can be settled in cash upon conversion, for accounting purposes, the 7.25% notes were bifurcated into a debt component that is initially recorded at fair value and an equity component. The Company concluded that the fair value of the equity component of its 7.25% notes is $98 million. The unamortized debt discount at June 30, 2009 is $97 million and the carrying value of the notes is $75 million. The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 4.9 years as follows: $5 million in 2009, $12 million in 2010, $16 million in 2011, $22 million in 2012, $29 million in 2013 and $13 million in 2014. The Company recognized $1 million in non-cash interest expense in the second quarter of 2009 related to the amortization of the debt discount.
Other 2009 Financing Transactions
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
In June 2009, US Airways entered into loan agreements totaling $132 million to finance the acquisition of certain A330-200 aircraft. The loans bear interest at a rate of LIBOR plus an applicable margin, contain default provisions and other covenants that are typical in the industry for similar financings and are amortized over seven years with balloon payments at maturity.
Fair Value of Debt
The fair value of the Company’s long-term debt was approximately $3.54 billion and $3.31 billion at June 30, 2009 and December 31, 2008, respectively. The fair values were estimated using quoted market prices where available. For long-term debt not actively traded, fair values were estimated using a discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.
5. Income Taxes
As of December 31, 2008, the Company had approximately $1.49 billion of gross net operating loss carryforwards (“NOL”) to reduce future federal taxable income. Of this amount, approximately $1.44 billion was available to reduce federal taxable income in the calendar year 2009. The NOL expires during the years 2022 through 2028. The Company’s deferred tax asset, which included $1.41 billion of the NOL discussed above, has been subject to a full valuation allowance. The Company also had approximately $77 million of tax-effected state NOL at December 31, 2008.
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
The Company reported a loss in the six months ended June 30, 2009 and 2008 and did not record a tax provision in any 2008 or 2009 period.

6. Express Expenses
Expenses associated with the Company’s wholly owned regional airlines and affiliate regional airlines operating as US Airways Express are classified as Express expenses on the condensed consolidated statements of operations. Express expenses consist of the following (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Aircraft fuel and related taxes	$145	$340	$267	$589
Salaries and related costs	61	64	124	127
Capacity purchases	268	266	531	529
Aircraft rent	13	12	26	25
Aircraft maintenance	20	17	43	39
Other rent and landing fees	30	27	61	54
Selling expenses	40	44	74	82
Depreciation and amortization	6	6	12	12
Other expenses	42	46	90	99

Express expenses	$625	$822	$1,228	$1,556

7. Derivative Instruments
Because the Company’s operations are dependent upon aviation fuel, significant increases in aviation fuel costs materially and adversely affect its liquidity, results of operations and financial condition. To manage the risk of changes in aviation fuel prices, the Company periodically enters into derivative contracts comprised of heating oil-based derivative instruments to hedge a portion of its projected jet fuel requirements. As of June 30, 2009, the Company had fuel hedge transactions consisting of collars with no premiums to hedge approximately 4% of its remaining projected 2009 mainline and Express jet fuel requirements at a weighted average collar range of $3.44 to $3.64 per gallon of heating oil or $138.26 to $146.66 per barrel of estimated crude oil equivalent. Since the third quarter of 2008, the Company has not entered into any new transactions as part of its fuel hedging program.
The Company’s fuel hedging instruments do not currently qualify for hedge accounting. Accordingly, the derivative hedging instruments are recorded as an asset or liability on the balance sheet at fair value and any changes in fair value are recorded in the period of change as gains or losses on fuel hedging instruments, net in operating expenses in the accompanying condensed consolidated statements of operations. The fair value of the Company’s fuel hedging derivative instruments at June 30, 2009 and December 31, 2008 was a net liability of $48 million and $375 million, respectively, recorded in accounts payable. If oil prices remain at the same level as June 30, 2009, the $48 million of unrealized losses at that date will be realized in the third quarter of 2009. Refer to Note 9 for discussion on how the Company determines the fair value of its fuel hedging derivative instruments. The following table details the Company’s loss (gain) on fuel hedging instruments, net (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Realized loss (gain)	$135	$(192)	$332	$(274)
Unrealized gain	(156)	(190)	(327)	(226)

Loss (gain) on fuel hedging instruments, net	$(21)	$(382)	$5	$(500)

Of the $156 million unrealized gain recognized in the three months ended June 30, 2009, $146 million was related to the reversal of prior period unrealized losses due to contracts settling in the second quarter of 2009, and $10 million was related to current period mark-to-market gains on contracts that will settle in the third quarter of 2009. Of the $327 million unrealized gain recognized in the six months ended June 30, 2009, $321 million was related to the reversal of prior period unrealized losses due to contracts settling in the first six months of 2009, and $6 million was related to current period mark-to-market gains on contracts that will settle in the third quarter of 2009.
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

When the Company’s fuel hedging derivative instruments are in a net liability position, the Company is exposed to credit risks related to the return of collateral in situations in which the Company has posted collateral with counterparties for unrealized losses. When possible, in order to mitigate this risk, the Company provides letters of credit to counterparties in lieu of cash. At June 30, 2009, $45 million related to letters of credit collateralizing counterparties to the Company’s fuel hedging transactions is included in short-term restricted cash. In addition, at June 30, 2009, the Company had $20 million in cash deposits held by counterparties to collateralize its fuel hedging transactions included in prepaid expenses and other.
Further declines in heating oil prices would result in additional collateral requirements with the Company’s counterparties, unrealized losses on its existing fuel hedging derivative instruments and realized losses at the time of settlement of these fuel hedging derivative instruments.
8. Investments in Marketable Securities (Noncurrent)
As of June 30, 2009, the Company held auction rate securities totaling $411 million at par value, which are classified as available for sale securities and noncurrent assets on the Company’s condensed consolidated balance sheets. Contractual maturities for these auction rate securities range from seven to 43 years, with 62% of the Company’s portfolio maturing within the next ten years (2016 — 2017), 10% maturing within the next 20 years (2025), 16% maturing within the next 30 years (2033 — 2036) and 12% maturing thereafter (2039 — 2052). With the liquidity issues experienced in the global credit and capital markets, all of the Company’s auction rate securities have experienced failed auctions since August 2007. The estimated fair value of these auction rate securities no longer approximates par value. At June 30, 2009, the fair value of the Company’s auction rate securities was $214 million. Refer to Note 9 for discussion on how the Company determines the fair value of its investments in auction rate securities.
In the six months ended June 30, 2009, the Company recorded $7 million of other-than-temporary impairment charges in other nonoperating expense, net, all of which was recognized in the first quarter of 2009 when the fair value of the Company’s auction rate securities declined from $187 million at December 31, 2008 to $180 million at March 31, 2009. At June 30, 2009, the fair value of the Company’s auction rate securities increased by $34 million to $214 million. The second quarter of 2009 represents the first period in which the Company’s auction rate securities have experienced increases in fair value since they first failed auctions in the third quarter of 2007. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company increased the carrying amount of its investment in marketable securities to their fair value of $214 million and recorded an unrealized gain of $34 million in other comprehensive income.
In the six months ended June 30, 2008, the Company recorded $13 million of other-than-temporary impairment charges in other nonoperating expense, net, all of which was recognized in the first quarter of 2008 and included a $4 million impairment charge for one security’s previously recorded unrealized losses in other comprehensive income.
The Company continues to monitor the market for auction rate securities and consider its impact (if any) on the fair value of its investments. If the current market conditions deteriorate, the Company may be required to record additional impairment charges in other nonoperating expense, net in future periods.
9. Fair Value Measurements
Assets measured at fair value on a recurring basis are as follows (in millions):

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs	Valuation
	Fair Value	(Level 1)	(Level 2)	(Level 3)	Technique
At June 30, 2009
Investments in marketable securities (noncurrent)	$214	$—	$—	$214	(1)
Fuel hedging derivatives	(48)	—	(48)	—	(2)
At December 31, 2008
Investments in marketable securities (noncurrent)	$187	$—	$—	$187	(1)
Fuel hedging derivatives	(375)	—	(375)	—	(2)

(1)
The Company estimated the fair value of its auction rate securities based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, passing a future auction, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions. Refer to Note 8 for further discussion of the Company’s investments in marketable securities.

(2)
As the Company’s fuel hedging derivative instruments are not traded on a market exchange, the fair values are determined using valuation models which include assumptions about commodity prices based on those observed in the underlying markets. The fair value of fuel hedging derivatives is recorded in accounts payable on the consolidated balance sheets. Refer to Note 7 for further discussion of the Company’s fuel hedging derivatives.

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (in millions):

Investments in
Marketable
Securities
(Noncurrent)
Balance at December 31, 2008	$187
Unrealized gains recorded to other comprehensive income	34
Impairment losses included in other nonoperating expense, net	(7)

Balance at June 30, 2009	$214

10. Other Comprehensive Income (Loss)
The Company’s other comprehensive income (loss) consists of the following (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$58	$(568)	$(45)	$(806)
Unrealized gains (losses) on available for sale securities	34	(10)	34	(59)
Recognition of previous unrealized losses now deemed other-than-temporary	—	—	—	4
Pension and other postretirement benefits	(1)	(1)	(5)	(3)

Total comprehensive income (loss)	$91	$(579)	$(16)	$(864)

The components of accumulated other comprehensive income were as follows (in millions):

	June 30,	December 31,
	2009	2008
Pension and other postretirement benefits	$60	$65
Accumulated net unrealized gains on available for sale securities	34	—

Accumulated other comprehensive income	$94	$65

11. Flight 1549
On January 15, 2009, US Airways flight 1549 was involved in an accident in New York that resulted in the aircraft ditching in the Hudson River. The Airbus A320 aircraft was en route to Charlotte from LaGuardia with 150 passengers and a crew of five onboard. All aboard survived and there were no serious injuries. US Airways has insurance coverage for both the aircraft (which is a total loss) as well as costs resulting from the accident, and there are no applicable deductibles.
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
12. Stockholders’ Equity
In May 2009, the Company completed an underwritten public offering of 15.2 million shares of common stock, as well as the full exercise of 2.28 million shares of common stock included in an overallotment option, at an offering price of $3.97 per share. Net proceeds from the offering, after underwriting discounts and commissions, were $66 million. The Company plans to use the proceeds from the offering for general corporate purposes.

Item 1B. Condensed Consolidated Financial Statements of US Airways, Inc.
US Airways, Inc.
Condensed Consolidated Statements of Operations
(In millions)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Operating revenues:
Mainline passenger	$1,724	$2,214	$3,335	$4,167
Express passenger	642	802	1,194	1,459
Cargo	20	38	44	74
Other	310	233	614	454

Total operating revenues	2,696	3,287	5,187	6,154
Operating expenses:
Aircraft fuel and related taxes	440	1,086	819	1,908
Loss (gain) on fuel hedging instruments, net	(21)	(382)	5	(500)
Salaries and related costs	549	571	1,100	1,134
Express expenses	656	855	1,287	1,613
Aircraft rent	174	183	352	361
Aircraft maintenance	184	200	358	413
Other rent and landing fees	142	142	273	287
Selling expenses	99	116	192	220
Special items, net	1	34	7	59
Depreciation and amortization	64	59	126	111
Goodwill impairment	—	622	—	622
Other	287	339	573	656

Total operating expenses	2,575	3,825	5,092	6,884

Operating income (loss)	121	(538)	95	(730)
Nonoperating income (expense):
Interest income	6	21	13	50
Interest expense, net	(64)	(46)	(125)	(99)
Other, net	6	4	(9)	(4)

Total nonoperating expense, net	(52)	(21)	(121)	(53)

Income (loss) before income taxes	69	(559)	(26)	(783)
Income tax provision	—	—	—	—

Net income (loss)	$69	$(559)	$(26)	$(783)

See accompanying notes to the condensed consolidated financial statements.

US Airways, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$1,246	$1,026
Investments in marketable securities	—	20
Restricted cash	46	186
Accounts receivable, net	369	291
Materials and supplies, net	192	163
Prepaid expenses and other	434	673

Total current assets	2,287	2,359
Property and equipment
Flight equipment	3,508	3,017
Ground property and equipment	847	791
Less accumulated depreciation and amortization	(1,007)	(914)

	3,348	2,894
Equipment purchase deposits	310	267

Total property and equipment	3,658	3,161
Other assets
Other intangibles, net of accumulated amortization of $94 million and $81 million, respectively	495	508
Restricted cash	534	540
Investments in marketable securities	214	187
Other assets	189	199

Total other assets	1,432	1,434

Total assets	$7,377	$6,954

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities
Current maturities of debt and capital leases	$449	$346
Accounts payable	430	781
Payables to related parties, net	984	985
Air traffic liability	963	698
Accrued compensation and vacation	164	147
Accrued taxes	192	142
Other accrued expenses	852	867

Total current liabilities	4,034	3,966
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	2,618	2,236
Deferred gains and credits, net	326	342
Postretirement benefits other than pensions	105	107
Employee benefit liabilities and other	512	524

Total noncurrent liabilities and deferred credits	3,561	3,209
Commitments and contingencies
Stockholder’s deficit
Common stock, $1 par value, 1,000 shares issued and outstanding	—	—
Additional paid-in capital	1,845	1,845
Accumulated other comprehensive income	107	78
Accumulated deficit	(2,170)	(2,144)

Total stockholder’s deficit	(218)	(221)

Total liabilities and stockholder’s deficit	$7,377	$6,954

See accompanying notes to the condensed consolidated financial statements.

US Airways, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Net cash provided by operating activities	$346	$67
Cash flows from investing activities:
Purchases of property and equipment	(575)	(383)
Purchases of marketable securities	—	(284)
Sales of marketable securities	20	217
Proceeds from sale of other investments	—	3
Decrease in long-term restricted cash	6	6
Proceeds from dispositions of property and equipment	52	—
Increase in equipment purchase deposits	(43)	(79)

Net cash used in investing activities	(540)	(520)
Cash flows from financing activities:
Repayments of debt and capital lease obligations	(159)	(153)
Proceeds from issuance of debt	576	387
Deferred financing costs	(3)	(8)

Net cash provided by financing activities	414	226

Net increase (decrease) in cash and cash equivalents	220	(227)
Cash and cash equivalents at beginning of period	1,026	1,940

Cash and cash equivalents at end of period	$1,246	$1,713

Non-cash investing and financing activities:
Note payable issued for aircraft purchase	$32	$—
Interest payable converted to debt	19	—
Maintenance payable converted to debt	10	—
Net unrealized loss (gain) on available for sale securities	(34)	55
Supplemental information:
Interest paid	$75	$59
Income taxes paid	—	—
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
Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented. Certain prior year amounts have been reclassified to conform with the 2009 presentation. In the second quarter of 2009, US Airways reclassified certain amounts from employee benefit liabilities and other to deferred gains and credits, net, both captions of which are included within total noncurrent liabilities and deferred credits on the condensed consolidated balance sheets. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to passenger revenue recognition, impairment of long-lived and intangible assets, valuation of investments in marketable securities, the frequent traveler program and the deferred tax valuation allowance.
Recent Accounting Pronouncements
In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Financial Accounting Standards (“FAS”) 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP changes existing guidance for determining whether an impairment of debt securities is other-than-temporary. The FSP requires other-than-temporary impairments to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses) which is recognized in earnings and the amount related to other factors (referred to as noncredit losses) which is recognized in other comprehensive income. This noncredit loss component of the impairment may only be classified in other comprehensive income if both of the following conditions are met (a) the holder of the security concludes that it does not intend to sell the security and (b) the holder concludes that it is more likely than not that the holder will not be required to sell the security before the security recovers its value. If these conditions are not met, the noncredit loss must also be recognized in earnings. When adopting the FSP, an entity is required to record a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. US Airways adopted FSP FAS 115-2 and FAS 124-2 as of April 1, 2009. US Airways does not meet the conditions necessary to recognize the noncredit loss component of its auction rate securities in other comprehensive income. Accordingly, US Airways did not reclassify any previously recognized other-than-temporary impairment losses from retained earnings to accumulated other comprehensive income and the adoption of FSP FAS 115-2 and FAS 124-2 had no impact on US Airways’ condensed consolidated financial statements. Refer to Note 8 for further discussion of US Airways’ investments in marketable securities.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. US Airways adopted FSP FAS 157-4 during the second quarter of 2009, and its application had no impact on US Airways’ condensed consolidated financial statements.
In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. US Airways adopted SFAS No. 165 during the second quarter of 2009, and its application had no impact on US Airways’ condensed consolidated financial statements. US Airways evaluated subsequent events through the date the accompanying financial statements were issued, which was July 22, 2009.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation (“FIN”) No. 46(R),” which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. SFAS No. 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. Management is currently evaluating the requirements of SFAS No. 167 and has not yet determined the impact on US Airways’ condensed consolidated financial statements.
2. Special Items, Net
Special items, net as shown on the condensed consolidated statements of operations included the following charges for the three and six months ended June 30, 2009 and 2008 (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Lease return costs and penalties (a)	$1	$6	$6	$6
Severance charges (b)	—	—	1	—
Merger related transition expenses (c)	—	10	—	35
Asset impairment charges (d)	—	18	—	18

Special items, net	$1	$34	$7	$59

(a)
In connection with previously announced capacity reductions, US Airways recorded $1 million and $6 million in the three and six months ended June 30, 2009, respectively, in charges for aircraft lease return costs and penalties. US Airways also recognized $6 million in aircraft lease return costs in the second quarter of 2008.

(b)	As a result of previously announced capacity reductions, US Airways recorded $1 million in severance charges in the six months ended June 30, 2009.

(c)
In connection with the effort to consolidate functions and integrate organizations, procedures and operations, US Airways incurred $10 million of merger related transition expenses during the second quarter of 2008. These expenses included $3 million in uniform costs to transition employees to the new US Airways uniforms; $2 million in compensation expenses for equity awards granted in connection with the merger to retain key employees through the integration period; $2 million of aircraft livery costs; $1 million in professional and technical fees related to the integration of airline operations systems; and $2 million in other expenses.

In connection with the merger transition efforts noted above, US Airways incurred $35 million of merger related transition expenses in the first six months of 2008. These expenses included $12 million in uniform costs to transition employees to the new US Airways uniforms; $5 million in applicable employment tax expenses related to contractual benefits granted to certain current and former employees as a result of the merger; $6 million in compensation expenses for equity awards granted in connection with the merger to retain key employees through the integration period; $5 million of aircraft livery costs; $4 million in professional and technical fees related to the integration of airline operations systems; and $3 million in other expenses.

(d)	In the second quarter of 2008, US Airways recorded $18 million in non-cash impairment charges related to the decline in fair value of certain spare parts associated with its Boeing 737 aircraft fleet.

3. Debt
The following table details US Airways’ debt (in millions). Variable interest rates listed are the rates as of June 30, 2009.

	June 30,	December 31,
	2009	2008
Secured
Equipment loans, aircraft pre-delivery payment financings and other notes payable, fixed and variable interest rates ranging from 1.71% to 11.11%, averaging 4.54%, maturing from 2010 to 2021	$2,134	$1,674
Aircraft enhanced equipment trust certificates (“EETCs”), fixed interest rates ranging from 7.08% to 9.01%, averaging 7.79%, maturing from 2015 to 2022	519	540
Slot financing, interest rate of 8.08%, interest only payments until due in 2015	47	47
Capital lease obligations, interest rate of 8%, installments due through 2021	39	39
Senior secured discount notes, variable interest rate of 5.39%, due in 2009	32	32

	2,771	2,332
Unsecured
Airbus advance, repayments beginning in 2010 through 2018	226	207
Engine maintenance notes	65	72
Industrial development bonds, fixed interest rate of 6.3%, interest only payments until due in 2023	29	29
Note payable to Pension Benefit Guaranty Corporation, fixed interest rate of 6%, interest only payments until due in 2012	10	10
Other notes payable, due in 2009 to 2011	70	45

	400	363

Total long-term debt and capital lease obligations	3,171	2,695
Less: Total unamortized discount on debt	(104)	(113)
Current maturities, less $3 million and $10 million of unamortized discount on debt at June 30, 2009 and December 31, 2008, respectively	(449)	(346)

Long-term debt and capital lease obligations, net of current maturities	$2,618	$2,236

US Airways was in compliance with the covenants in its debt agreements at June 30, 2009.
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
In June 2009, US Airways entered into loan agreements totaling $132 million to finance the acquisition of certain A330-200 aircraft. The loans bear interest at a rate of LIBOR plus an applicable margin, contain default provisions and other covenants that are typical in the industry for similar financings and are amortized over seven years with balloon payments at maturity.
Fair Value of Debt
The fair value of US Airways’ long-term debt was approximately $2.6 billion and $2.28 billion at June 30, 2009 and December 31, 2008, respectively. The fair values were estimated using quoted market prices where available. For long-term debt not actively traded, fair values were estimated using a discounted cash flow analysis, based on US Airways’ current incremental borrowing rates for similar types of borrowing arrangements.

4. Related Party Transactions
The following represents the net payable balances to related parties (in millions):

	June 30, 2009	December 31, 2008
US Airways Group	$943	$949
US Airways Group’s wholly owned subsidiaries	41	36

	$984	$985

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
US Airways reported a loss in the six months ended June 30, 2009 and 2008 and did not record a tax provision in any 2008 or 2009 period.
6. Express Expenses
Expenses associated with affiliate regional airlines operating as US Airways Express are classified as Express expenses on the condensed consolidated statements of operations. Express expenses consist of the following (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Aircraft fuel and related taxes	$145	$340	$267	$589
Salaries and related costs	6	5	12	11
Capacity purchases	418	420	836	836
Other rent and landing fees	25	22	51	44
Selling expenses	40	44	74	82
Other expenses	22	24	47	51

Express expenses	$656	$855	$1,287	$1,613

7. Derivative Instruments
Because US Airways’ operations are dependent upon aviation fuel, significant increases in aviation fuel costs materially and adversely affect its liquidity, results of operations and financial condition. To manage the risk of changes in aviation fuel prices, US Airways periodically enters into derivative contracts comprised of heating oil-based derivative instruments to hedge a portion of its projected jet fuel requirements. As of June 30, 2009, US Airways had fuel hedge transactions consisting of collars with no premiums to hedge approximately 4% of its remaining projected 2009 mainline and Express jet fuel requirements at a weighted average collar range of $3.44 to $3.64 per gallon of heating oil or $138.26 to $146.66 per barrel of estimated crude oil equivalent. Since the third quarter of 2008, US Airways has not entered into any new transactions as part of its fuel hedging program.

US Airways’ fuel hedging instruments do not currently qualify for hedge accounting. Accordingly, the derivative hedging instruments are recorded as an asset or liability on the balance sheet at fair value and any changes in fair value are recorded in the period of change as gains or losses on fuel hedging instruments, net in operating expenses in the accompanying condensed consolidated statements of operations. The fair value of US Airways’ fuel hedging derivative instruments at June 30, 2009 and December 31, 2008 was a net liability of $48 million and $375 million, respectively, recorded in accounts payable. If oil prices remain at the same level as June 30, 2009, the $48 million of unrealized losses at that date will be realized in the third quarter of 2009. Refer to Note 9 for discussion on how US Airways determines the fair value of its fuel hedging derivative instruments. The following table details US Airways’ loss (gain) on fuel hedging instruments, net (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Realized loss (gain)	$135	$(192)	$332	$(274)
Unrealized gain	(156)	(190)	(327)	(226)

Loss (gain) on fuel hedging instruments, net	$(21)	$(382)	$5	$(500)

Of the $156 million unrealized gain recognized in the three months ended June 30, 2009, $146 million was related to the reversal of prior period unrealized losses due to contracts settling in the second quarter of 2009, and $10 million was related to current period mark-to-market gains on contracts that will settle in the third quarter of 2009. Of the $327 million unrealized gain recognized in the six months ended June 30, 2009, $321 million was related to the reversal of prior period unrealized losses due to contracts settling in the first six months of 2009, and $6 million was related to current period mark-to-market gains on contracts that will settle in the third quarter of 2009.
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
When US Airways’ fuel hedging derivative instruments are in a net liability position, US Airways is exposed to credit risks related to the return of collateral in situations in which US Airways has posted collateral with counterparties for unrealized losses. When possible, in order to mitigate this risk, US Airways provides letters of credit to counterparties in lieu of cash. At June 30, 2009, $45 million related to letters of credit collateralizing counterparties to US Airways’ fuel hedging transactions is included in short-term restricted cash. In addition, at June 30, 2009, US Airways had $20 million in cash deposits held by counterparties to collateralize its fuel hedging transactions included in prepaid expenses and other.
Further declines in heating oil prices would result in additional collateral requirements with US Airways’ counterparties, unrealized losses on its existing fuel hedging derivative instruments and realized losses at the time of settlement of these fuel hedging derivative instruments.
8. Investments in Marketable Securities (Noncurrent)
As of June 30, 2009, US Airways held auction rate securities totaling $411 million at par value, which are classified as available for sale securities and noncurrent assets on US Airways’ condensed consolidated balance sheets. Contractual maturities for these auction rate securities range from seven to 43 years, with 62% of US Airways’ portfolio maturing within the next ten years (2016 — 2017), 10% maturing within the next 20 years (2025), 16% maturing within the next 30 years (2033 — 2036) and 12% maturing thereafter (2039 — 2052). With the liquidity issues experienced in the global credit and capital markets, all of US Airways’ auction rate securities have experienced failed auctions since August 2007. The estimated fair value of these auction rate securities no longer approximates par value. At June 30, 2009, the fair value of the US Airways’ auction rate securities was $214 million. Refer to Note 9 for discussion on how US Airways’ determines the fair value of its investments in auction rate securities.
In the six months ended June 30, 2009, US Airways recorded $7 million of other-than-temporary impairment charges in other nonoperating expense, net, all of which was recognized in the first quarter of 2009 when the fair value of US Airways’ auction rate securities declined from $187 million at December 31, 2008 to $180 million at March 31, 2009. At June 30, 2009, the fair value of US Airways’ auction rate securities increased by $34 million to $214 million. The second quarter of 2009 represents the first period in which US Airways’ auction rate securities have experienced increases in fair value since they first failed auctions in the third quarter of 2007. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” US Airways increased the carrying amount of its investment in marketable securities to their fair value of $214 million and recorded an unrealized gain of $34 million in other comprehensive income.
In the six months ended June 30, 2008, US Airways recorded $13 million of other-than-temporary impairment charges in other nonoperating expense, net, all of which was recognized in the first quarter of 2008 and included a $4 million impairment charge for one security’s previously recorded unrealized losses in other comprehensive income.

US Airways continues to monitor the market for auction rate securities and consider its impact (if any) on the fair value of its investments. If the current market conditions deteriorate, US Airways may be required to record additional impairment charges in other nonoperating expense, net in future periods.
9. Fair Value Measurements
Assets measured at fair value on a recurring basis are as follows (in millions):

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs	Valuation
	Fair Value	(Level 1)	(Level 2)	(Level 3)	Technique
At June 30, 2009
Investments in marketable securities (noncurrent)	$214	$—	$—	$214	(1)
Fuel hedging derivatives	(48)	—	(48)	—	(2)
At December 31, 2008
Investments in marketable securities (noncurrent)	$187	$—	$—	$187	(1)
Fuel hedging derivatives	(375)	—	(375)	—	(2)

(1)
US Airways estimated the fair value of its auction rate securities based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, passing a future auction, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions. Refer to Note 8 for further discussion of US Airways’ investments in marketable securities.

(2)
As US Airways’ fuel hedging derivative instruments are not traded on a market exchange, the fair values are determined using valuation models which include assumptions about commodity prices based on those observed in the underlying markets. The fair value of fuel hedging derivatives is recorded in accounts payable on the consolidated balance sheets. Refer to Note 7 for further discussion of US Airways’ fuel hedging derivatives.

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (in millions):

Investments in
Marketable
Securities
(Noncurrent)
Balance at December 31, 2008	$187
Unrealized gains recorded to other comprehensive income	34
Impairment losses included in other nonoperating expense, net	(7)

Balance at June 30, 2009	$214

10. Other Comprehensive Income (Loss)
US Airways’ other comprehensive income (loss) consists of the following (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$69	$(559)	$(26)	$(783)
Unrealized gains (losses) on available for sale securities	34	(10)	34	(59)
Recognition of previous unrealized losses now deemed other-than-temporary	—	—	—	4
Other postretirement benefits	(1)	(1)	(5)	(2)

Total comprehensive income (loss)	$102	$(570)	$3	$(840)

The components of accumulated other comprehensive income were as follows (in millions):

	June 30,	December 31,
	2009	2008
Other postretirement benefits	$73	$78
Accumulated net unrealized gains on available for sale securities	34	—

Accumulated other comprehensive income	$107	$78

11. Flight 1549
On January 15, 2009, US Airways flight 1549 was involved in an accident in New York that resulted in the aircraft ditching in the Hudson River. The Airbus A320 aircraft was en route to Charlotte from LaGuardia with 150 passengers and a crew of five onboard. All aboard survived and there were no serious injuries. US Airways has insurance coverage for both the aircraft (which is a total loss) as well as costs resulting from the accident, and there are no applicable deductibles.
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
We operate the fifth largest airline in the United States as measured by domestic revenue passenger miles (“RPMs”) and available seat miles (“ASMs”). We have primary hubs in Charlotte, Philadelphia and Phoenix, and focus cities in New York, Washington, D.C., Boston and Las Vegas. We offer scheduled passenger service on more than 3,200 flights daily to more than 200 communities in the United States, Canada, Europe, the Caribbean and Latin America. We also have an established East Coast route network, including the US Airways Shuttle service, with substantial presence at capacity constrained airports including New York’s LaGuardia Airport and the Washington, D.C. area’s Ronald Reagan Washington National Airport. For the six months ended June 30, 2009, we had approximately 26 million passengers boarding our mainline flights. As of June 30, 2009, we operated 350 mainline jets and are supported by our regional airline subsidiaries and affiliates operating as US Airways Express either under capacity purchase or prorate agreements, which operate approximately 237 regional jets and 66 turboprops.
U.S. Airline Industry Environment
The airline industry in the United States has been severely impacted in 2009 by the global economic recession as passenger demand, as reported by the Air Transport Association of America (“ATA”), continued to fall throughout the second quarter of 2009 as compared to the same period in 2008. ATA reported U.S airline passenger revenues were down 21% for the first six months of 2009 and June 2009 marked the eighth consecutive month in which industry revenues have fallen.
Business bookings continue to be down sharply as, in response to the economic recession, companies have cut costs by reducing their travel budgets. For those companies whose employees continue to travel for business, airlines are experiencing lower yields as travelers are purchasing tickets carrying fewer restrictions at lower fares. The contraction of business spending has also significantly impacted cargo demand. ATA reported that cargo, as measured by revenue ton miles, declined 21% year-over-year in the first five months of 2009. May 2009 marked the tenth consecutive month of declining cargo traffic. Leisure travel has held up relatively well, although yields have significantly declined as carriers are offering fare sales to stimulate demand.
Many U.S. airlines are reporting higher load factors in the second quarter of 2009 as compared to the 2008 period as capacity cuts have helped offset the decline in demand for air travel while industry revenues have been adversely affected by severe fare discounting by carriers to stimulate demand. Passenger revenue per available seat mile (“PRASM”) is down significantly in the second quarter of 2009 with substantially greater declines experienced in international markets. International markets continue to be more severely impacted by the economic slowdown than domestic markets. This is a result of capacity expansion overseas during the past several years, which the U.S. industry only intends to reduce by 5% in 2009 as compared to domestic capacity reductions of 10%, and the appreciation of the U.S. dollar as compared to many foreign currencies. Additionally, international traffic has greater reliance on premium business and first class seating and cargo to drive profitability.
U.S. airlines, like other airlines worldwide, remain highly vulnerable to increases in fuel costs. The price of crude oil is down substantially from its record high of $147 per barrel in July 2008, which offsets some of the effects of declining passenger demand resulting from the economic recession. Typically, falling fuel prices would be a natural hedge during times of weak travel demand. However, during the first half of 2009, the price of crude oil on a per barrel basis was volatile, ranging from a high of $73 to a low of $34, and closing at $70 on June 30, 2009. This volatility in oil prices has made use of hedging positions by airlines to contain fuel costs either expensive (call options) or risky due to counterparty cash collateral requirements (collars and swaps).
It is difficult to predict the ongoing effects of the global economic recession. ATA forecasts passenger demand will continue to decline through the summer 2009 travel season as compared to the same period in 2008. Accordingly, the industry is focused on conserving and building cash and matching capacity to demand.

US Airways
Relative to other U.S. legacy or big six hub and spoke carriers, our larger domestic presence means our revenues are less adversely affected by the global economic downturn. The industry has taken much more aggressive corrective capacity reductions domestically and we are less exposed to the sharp declines in passenger and cargo demand in international markets. Our international transatlantic traffic represents approximately 22% of our total ASMs. As a result, our total revenue passenger miles (“RPMs”) for the second quarter of 2009 decreased 4% on 5.6% lower capacity as compared to the same period in 2008, whereas overall U.S. industry declines in demand in the second quarter of 2009 averaged 7% on 7% lower capacity. Cargo represents approximately 1% of our operating revenues.
We are also benefiting from our new revenue initiatives implemented in 2008, which have generated $195 million in ancillary revenues for the six months ended June 30, 2009 and are expected to generate in excess of $400 million for fiscal year 2009. Given our shorter length of haul and domestic focus, we believe these initiatives will benefit us more than our competitors. Ancillary revenues include a first and second checked bag service fee, processing fees for travel awards issued through our Dividend Miles frequent traveler program, our new Choice Seats program, increases to the cost of call center/airport ticketing fees and increases to certain preexisting service fees. As a result of these new ancillary revenues, while our mainline and Express PRASM was 10.76 cents in the second quarter of 2009, a 16.9% decline as compared to 12.96 cents in the second quarter of 2008, our total revenue per available seat mile (“RASM”) declined by a lower amount. RASM was 12.09 cents in the second quarter of 2009, as compared to 13.99 cents in the second quarter of 2008, representing only a 13.6% decline.
During the first six months of 2009, we continued our capacity reduction, cost control and cash conservation initiatives to further improve our liquidity position.
Capacity and Fleet Reductions
We are continuing to execute our plan of reducing our 2009 total mainline capacity by 4% to 6% and our Express capacity by 4% to 6% from 2008 levels. During the first six months of 2009, we reduced our mainline and Express capacity by 6.4% and 4.8%, respectively, over the 2008 period. We are achieving our capacity reductions through the return of aircraft to lessors and reductions in aircraft utilization. We are continuing to evaluate capacity requirements for the beyond summer period including international capacity. We anticipate that our 2009 capacity reductions will help us mitigate the impact of reduced passenger demand on revenue and reduce costs.
Cost Control
We remain committed to maintaining a low cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: the health of the economy and the price of fuel. As a result of reduced flying discussed above, we have reduced non-essential headcount through voluntary and involuntary furlough programs as well as attrition. In connection with our capacity reductions described above, we have eliminated approximately 2,600 positions across the system including 300 pilots, 800 flight attendants, 800 airport employees and 700 non-union administrative management and staff since the third quarter of 2008. In addition, we are planning further reductions to airport staffing of approximately 600 positions this fall. Most importantly, we control costs by continuing to run a good operation. See the “Customer Service” section below for further discussion. Additionally, in the current industry environment, our cost focus has been extended to cash conservation, and we intend to minimize or defer discretionary expenditures.
Liquidity
As of June 30, 2009, our cash, cash equivalents, investments in marketable securities and restricted cash were $2.28 billion, of which $580 million was restricted. Our investments in marketable securities included $214 million of auction rate securities that are classified as noncurrent assets on our condensed consolidated balance sheets. See “Liquidity and Capital Resources” for further discussion of our investments in auction rate securities.

	June 30,	December 31,
	2009	2008
	(In millions)
Cash, cash equivalents and short-term investments in marketable securities	$1,483	$1,054
Short and long-term restricted cash	580	726
Long-term investments in marketable securities	214	187

Total cash, cash equivalents, investments in marketable securities and restricted cash	$2,277	$1,967

During the second quarter of 2009, we strengthened our liquidity position by raising $234 million of aggregate net proceeds from the issuance and sale of common stock and a convertible note offering. In the first quarter of 2009, we completed a series of financing transactions, which raised approximately $115 million in net proceeds. First quarter 2009 financings included proceeds from additional loans under a spare parts loan agreement, a loan secured by certain airport landing slots and an unsecured financing with one of our third party Express carriers.

The remaining A320 family aircraft scheduled for delivery in 2009 have backstop financing available through the manufacturer. The remaining three A330-200 deliveries scheduled for delivery in 2009 do not have backstop financing; however, we are currently evaluating financing alternatives for these aircraft. See “Liquidity and Capital Resources — Aircraft and Engine Purchase Commitments” for further discussion.
Current Financial Results and Outlook
US Airways Group’s net income for the second quarter of 2009 was $58 million, or $0.42 per diluted share, as compared to a net loss of $568 million, or $6.17 per share, in the second quarter of 2008. The average mainline and Express price per gallon of fuel decreased 56% to $1.60 in the second quarter of 2009 from $3.65 in the second quarter of 2008. As a result, our mainline and Express fuel expense for the second quarter of 2009 was $841 million or 58.9% lower than the 2008 period on 5.6% lower capacity.
While fuel costs decreased significantly, the weak demand environment caused by the global economic recession resulted in a $650 million or 21.5% decrease in mainline and Express passenger revenues in the second quarter of 2009 on this lower capacity as compared to the 2008 period. Our mainline and Express PRASM was 10.76 cents in the second quarter of 2009, a 16.9% decline as compared to 12.96 cents in the second quarter of 2008. Mainline and Express yield was 12.91 cents in the second quarter of 2009 as compared to 15.79 cents in the second quarter of 2008, an 18.3% decline. As discussed above, our new ancillary revenues introduced during 2008 mitigated some of the impact of declining demand. While PRASM declined 16.9% as compared to the second quarter of 2008, our total RASM decline was only 13.6%, decreasing from 13.99 cents in the second quarter of 2008 to 12.09 cents in the second quarter of 2009.
The second quarter of 2009 results included $21 million of net gains associated with fuel hedging transactions. This included $156 million of net unrealized gains, offset by $135 million of net realized losses. In mark-to-market accounting, the unrealized losses recognized in prior periods are reversed as hedge transactions are settled in the current period. Since the third quarter of 2008, we have not entered into any new transactions as part of our fuel hedging program. All of our remaining open fuel hedge transactions will settle in the third quarter of 2009. Based on the price of oil at June 30, 2009, we have incurred unrealized losses of $48 million related to these open fuel hedge transactions which if oil prices remain at that level will be realized in the third quarter of 2009.
While the magnitude of the ongoing impact of the weakened economic environment remains uncertain, we believe that our greater presence in US domestic markets as well as our actions to increase revenue, reduce costs and strengthen and preserve liquidity have better positioned us relative to other U.S. legacy or big six hub and spoke carriers for the difficult global economy.

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
In 2009, we continue to report strong on-time performance following our first place ranking in 2008 among the big six hub and spoke carriers as measured by the Department of Transportation’s (“DOT”) Consumer Air Travel Report. Our mishandled baggage ratio as reported by the DOT has significantly improved each month during the first half of 2009 as compared to the same period in 2008. Our mishandled baggage ratio of 2.86 per 1,000 passengers reported in June 2009 is our lowest ratio since November 2003. The combination of continued strong on-time performance and fewer mishandled bags contributed to 31% fewer reported customer complaints in the second quarter of 2009 as compared to the same period in 2008.
We reported the following combined operating statistics to the DOT for mainline operations for the second quarter of 2009 and 2008:

	2009			2008			Percent Change 2009-2008
	April	May	June (e)	April	May	June	April	May	June
On-time performance (a)	79.9	79.2	78.0	81.3	83.6	76.3	(1.7)	(5.3)	2.2
Completion factor (b)	99.1	99.1	98.9	98.9	99.1	98.1	0.2	—	0.8
Mishandled baggage (c)	2.88	2.91	2.86	4.20	3.86	4.65	(31.4)	(24.6)	(38.5)
Customer complaints (d)	1.35	1.34	1.42	2.27	1.94	1.75	(40.5)	(30.9)	(18.9)

(a)	Percentage of reported flight operations arriving on time as defined by the DOT.

(b)	Percentage of scheduled flight operations completed.

(c)	Rate of mishandled baggage reports per 1,000 passengers.

(d)	Rate of customer complaints filed with the DOT per 100,000 passengers.

(e)	June 2009 operating statistics are preliminary as the DOT has not issued its June 2009 Air Travel Consumer Report as of the date of this filing.

US Airways Group’s Results of Operations
In the three months ended June 30, 2009, we realized operating income of $122 million. After net nonoperating expenses of $64 million, which included $77 million of interest expense, we had income before income taxes of $58 million. The weak demand environment caused by the global economic recession drove a $599 million or 18.4% decrease in total revenues on 5.6% lower capacity as compared to the 2008 period. The declines in revenue were offset by lower fuel expense as our mainline and Express fuel expense for the second quarter of 2009 was $841 million or 58.9% lower than the 2008 period on 5.6% lower capacity. The average mainline and Express price per gallon of fuel decreased 56% to $1.60 in the second quarter of 2009 from $3.65 in the second quarter of 2008. Our second quarter 2009 results were also impacted by recognition of the following items:
•
$156 million of net unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments, offset by $135 million of net realized losses on settled fuel hedge transactions. In mark-to-market accounting, the unrealized losses recognized in prior periods are reversed as hedge transactions are settled in the current period. We are required to use mark-to-market accounting as our existing fuel hedging instruments do not meet the requirements for hedge accounting established by Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” If these instruments had qualified for hedge accounting treatment, any unrealized gains or losses would have been recorded in other comprehensive income, a component of stockholders’ equity. Given the market volatility of jet fuel, the fair value of these fuel hedging instruments is expected to change until settled;

•	$1 million of net special charges for aircraft lease return costs as a result of our previously announced capacity reductions; and
•	a $2 million non-cash asset impairment charge included in nonoperating expense, net.
In the three months ended June 30, 2008, we realized an operating loss of $536 million. After net nonoperating expenses of $32 million, which included $57 million of interest expense and $21 million of interest income, we had a loss before income taxes of $568 million. The second quarter of 2008 loss was driven by a 69.7% increase in the average mainline and Express price per gallon of fuel as compared to the 2007 period as well as a $622 million non-cash charge to write off all the goodwill created by the merger of US Airways Group and America West Holdings in September 2005. Our second quarter 2008 results were also impacted by recognition of the following items:
•
$192 million of net realized gains on settled fuel hedge transactions as well as $190 million of net unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments; and

•
$34 million of net special charges consisting of $18 million in non-cash charges related to the decline in fair value of certain spare parts associated with our Boeing 737 aircraft fleet, $10 million of merger related transition expenses and $6 million in aircraft lease return costs and penalties as a result of our previously announced capacity reductions.

In the first six months of 2009, we realized operating income of $97 million. After net nonoperating expenses of $142 million, which included $148 million of interest expense, we had a loss before income taxes of $45 million. The weak demand environment caused by the global economic recession drove a $983 million or 16.1% decrease in total revenues on 6.2% lower capacity as compared to the 2008 period. The declines in revenue were offset by lower fuel expense as our mainline and Express fuel expense for the first six months of 2009 was $1.41 billion or 56.5% lower than the 2008 period on 6.2% lower capacity. The average mainline and Express price per gallon of fuel decreased 52.9% to $1.54 in the first six months of 2009 from $3.28 in the 2008 period. Our results for the first six months of 2009 were also impacted by recognition of the following items:
•
$332 million of net realized losses on settled fuel hedge transactions, offset by $327 million of net unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments;

•
$7 million of net special charges as a result of our previously announced capacity reductions, consisting of $6 million in aircraft lease return costs and penalties and $1 million in severance charges; and

•
$7 million in other-than-temporary non-cash impairment charges for our investments in auction rate securities due to continued declines in the values of certain securities as well as a $2 million non-cash asset impairment charge, all included in nonoperating expense, net.

In the first six months of 2008, we realized an operating loss of $733 million. After net nonoperating expenses of $73 million, which included $118 million of interest expense and $50 million of interest income, we had a loss before income taxes of $806 million. The loss in the first six months of 2008 was driven by a 62.8% increase in the average mainline and Express price per gallon of fuel as compared to the 2007 period as well as a $622 million non-cash charge to write off all the goodwill created by the merger of US Airways Group and America West Holdings in September 2005. Our results for the first six months of 2008 were also impacted by recognition of the following items:
•
$274 million of net realized gains on settled fuel hedge transactions as well as $226 million of net unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments;

•
$59 million of net special charges consisting of $35 million of merger related transition expenses, $18 million in non-cash charges related to the decline in fair value of certain spare parts associated with our Boeing 737 aircraft fleet and $6 million in aircraft lease return costs and penalties as a result of our previously announced capacity reductions; and

•
$13 million in other-than-temporary non-cash impairment charges for our investments in auction rate securities as well as a $2 million write off of debt discount and debt issuance costs in connection with the refinancing of certain aircraft equipment notes, offset by $8 million in gains on forgiveness of debt, all included in nonoperating expense, net.

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
We reported a loss in the six months ended June 30, 2009 and 2008 and did not record a tax provision in any 2008 or 2009 period.

The table below sets forth our selected mainline and Express operating data:

	Three Months Ended		Percent		Six Months Ended		Percent
	June 30,		Change		June 30,		Change
	2009	2008	2009-2008		2009	2008	2009-2008
Mainline
Revenue passenger miles (millions) (a)	15,526	16,193	(4.1)		28,834	30,682	(6.0)
Available seat miles (millions) (b)	18,310	19,387	(5.6)		35,289	37,721	(6.4)
Passenger load factor (percent) (c)	84.8	83.5	1.3	pts	81.7	81.3	0.4	pts
Yield (cents) (d)	11.11	13.67	(18.8)		11.57	13.58	(14.8)
Passenger revenue per available seat mile (cents) (e)	9.42	11.42	(17.6)		9.45	11.05	(14.5)
Operating cost per available seat mile (cents) (f)	10.44	15.33	(31.9)		10.73	13.98	(23.2)
Passenger enplanements (thousands) (g)	13,440	14,410	(6.7)		25,850	27,946	(7.5)
Departures (thousands)	118	127	(7.2)		235	253	(7.1)
Aircraft at end of period	350	357	(2.0)		350	357	(2.0)
Block hours (thousands) (h)	317	337	(6.0)		621	665	(6.6)
Average stage length (miles) (i)	984	971	1.3		959	954	0.5
Average passenger journey (miles) (j)	1,655	1,584	4.5		1,593	1,552	2.7
Fuel consumption (gallons in millions)	278	299	(7.1)		536	585	(8.4)
Average aircraft fuel price including related taxes (dollars per gallon)	1.58	3.63	(56.4)		1.53	3.26	(53.2)
Full time equivalent employees at end of period	32,393	34,359	(5.7)		32,393	34,359	(5.7)
Express (k)
Revenue passenger miles (millions) (a)	2,809	2,906	(3.4)		5,183	5,391	(3.9)
Available seat miles (millions) (b)	3,676	3,893	(5.6)		7,132	7,492	(4.8)
Passenger load factor (percent) (c)	76.4	74.7	1.7	pts	72.7	72.0	0.7	pts
Yield (cents) (d)	22.87	27.59	(17.1)		23.03	27.07	(14.9)
Passenger revenue per available seat mile (cents) (e)	17.47	20.60	(15.2)		16.74	19.48	(14.1)
Operating cost per available seat mile (cents) (f)	16.99	21.12	(19.6)		17.23	20.77	(17.0)
Passenger enplanements (thousands) (g)	7,051	7,071	(0.3)		13,029	13,266	(1.8)
Aircraft at end of period	290	295	(1.7)		290	295	(1.7)
Fuel consumption (gallons in millions)	87	91	(5.2)		168	177	(5.2)
Average aircraft fuel price including related taxes (dollars per gallon)	1.67	3.72	(55.1)		1.59	3.33	(52.1)
Total Mainline and Express
Revenue passenger miles (millions) (a)	18,335	19,099	(4.0)		34,017	36,073	(5.7)
Available seat miles (millions) (b)	21,986	23,280	(5.6)		42,421	45,213	(6.2)
Passenger load factor (percent) (c)	83.4	82.0	1.4	pts	80.2	79.8	0.4	pts
Yield (cents) (d)	12.91	15.79	(18.3)		13.31	15.60	(14.6)
Passenger revenue per available seat mile (cents) (e)	10.76	12.96	(16.9)		10.68	12.44	(14.2)
Total revenue per available seat mile (cents) (l)	12.09	13.99	(13.6)		12.05	13.48	(10.6)
Passenger enplanements (thousands) (g)	20,491	21,481	(4.6)		38,879	41,212	(5.7)
Aircraft at end of period	640	652	(1.8)		640	652	(1.8)
Fuel consumption (gallons in millions)	365	390	(6.6)		704	762	(7.6)
Average aircraft fuel price including related taxes (dollars per gallon)	1.60	3.65	(56.0)		1.54	3.28	(52.9)

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. A RPM represents one passenger flown one mile.

(b)	Available seat mile (“ASM”) — A basic measure of production. An ASM represents one seat flown one mile.

(c)	Passenger load factor — The percentage of available seats that are filled with revenue passengers.

(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by revenue passenger miles and expressed in cents per mile.

(e)	Passenger revenue per available seat mile (“PRASM”) — Passenger revenues divided by available seat miles.

(f)	Operating cost per available seat mile (“CASM”) — Operating expenses divided by available seat miles.

(g)	Passenger enplanements — The number of passengers on board an aircraft including local, connecting and through passengers.

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
Three Months Ended June 30, 2009
Compared with the
Three Months Ended June 30, 2008
Operating Revenues:

			Percent
	2009	2008	Change
	(In millions)
Operating revenues:
Mainline passenger	$1,724	$2,214	(22.1)
Express passenger	642	802	(19.9)
Cargo	20	38	(46.9)
Other	272	203	33.6

Total operating revenues	$2,658	$3,257	(18.4)

Total operating revenues in the second quarter of 2009 were $2.66 billion as compared to $3.26 billion in the 2008 period, a decline of $599 million or 18.4%. The weak demand environment in 2009 drove a $650 million or 21.5% decrease in mainline and Express passenger revenue on 5.6% lower capacity as compared to the 2008 period. The increase in ancillary revenues resulting from our new revenue initiatives implemented in the latter part of 2008 offset a portion of this decline. As a result, on a period over period basis, total RASM decreased by only 13.6% as compared to mainline and Express PRASM, which decreased by 17.6% and 15.2%, respectively. Significant changes in the components of operating revenues are as follows:
•
Mainline passenger revenues were $1.72 billion in the second quarter of 2009 as compared to $2.21 billion for the 2008 period. Mainline RPMs decreased 4.1% as mainline capacity, as measured by ASMs, decreased 5.6%, resulting in a 1.3 point increase in load factor to 84.8%. Mainline passenger yield decreased 18.8% to 11.11 cents in the second quarter of 2009 from 13.67 cents in the 2008 period. Mainline PRASM decreased 17.6% to 9.42 cents in the second quarter of 2009 from 11.42 cents in the 2008 period. Mainline yield and PRASM decreased in the second quarter of 2009 due principally to the decline in passenger demand and weak pricing environment driven by the global economic recession.

•
Express passenger revenues were $642 million in the second quarter of 2009, a decrease of $160 million from the 2008 period. Express RPMs decreased by 3.4% as Express capacity, as measured by ASMs, decreased 5.6%, resulting in a 1.7 point increase in load factor to 76.4%. Express passenger yield decreased by 17.1% to 22.87 cents in the second quarter of 2009 from 27.59 cents in the 2008 period. Express PRASM decreased 15.2% to 17.47 cents in the second quarter of 2009 from 20.6 cents in the 2008 period. The decreases in Express yield and PRASM are the result of the same passenger demand declines and weak pricing environment discussed in mainline passenger revenues above.

•
Cargo revenues were $20 million in the second quarter of 2009, a decrease of $18 million or 46.9% from the 2008 period. The decrease in cargo revenues was driven by declines in freight volumes as a result of the contraction of business spending in the current economic environment as well as a decrease in fuel surcharges in 2009 as compared to the 2008 period.

•
Other revenues were $272 million in the second quarter of 2009, an increase of $69 million or 33.6% from the 2008 period due primarily to approximately $88 million generated by our first and second checked bag fees, which were implemented in the third quarter of 2008. The benefits of the new revenue initiatives were offset in part by declines in fuel sales to our pro-rate carriers through our MSC subsidiary as well as a decline in the volume of passenger ticketing change fees.

Operating Expenses:

			Percent
	2009	2008	Change
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$440	$1,086	(59.4)
Loss (gain) on fuel hedging instruments, net:
Realized	135	(192)	nm
Unrealized	(156)	(190)	(17.9)
Salaries and related costs	549	571	(3.8)
Aircraft rent	174	183	(4.8)
Aircraft maintenance	184	200	(8.0)
Other rent and landing fees	142	142	—
Selling expenses	99	116	(14.8)
Special items, net	1	34	(97.8)
Depreciation and amortization	62	57	9.0
Goodwill impairment	—	622	nm
Other	281	342	(18.3)

Total mainline operating expenses	1,911	2,971	(35.7)
Express expenses:
Fuel	145	340	(57.4)
Other	480	482	(0.5)

Total Express expenses	625	822	(24.0)

Total operating expenses	$2,536	$3,793	(33.2)

Total operating expenses were $2.54 billion in the second quarter of 2009, a decrease of $1.26 billion or 33.2% compared to the 2008 period. Mainline operating expenses were $1.91 billion in the second quarter of 2009, a decrease of $1.06 billion or 35.7% from the 2008 period, while ASMs decreased 5.6%.
Mainline CASM decreased 31.9% to 10.44 cents in the second quarter of 2009 from 15.33 cents in the 2008 period. The 2008 period included a $622 million non-cash charge to write off all of the goodwill created by the merger of US Airways Group and America West Holdings in September 2005, which contributed 3.21 cents to our mainline CASM in 2008. The remaining period over period decrease in mainline CASM was driven principally by decreases in fuel costs ($646 million or 3.19 cents per ASM) in the 2009 period. The benefit to mainline CASM of falling fuel prices was partially offset by lower net gains on fuel hedging instruments ($21 million or 0.12 cents per ASM) in the 2009 period compared to net gains ($382 million or 1.97 cents per ASM) in the 2008 period.
The 2009 period included net charges from special items for aircraft lease return costs of $1 million as a result of our previously announced capacity reductions. This compares to net special charges of $34 million in the 2008 period, consisting of $18 million in non-cash charges related to the decline in fair value of certain spare parts associated with our Boeing 737 aircraft fleet, $10 million of merger related transition expenses and $6 million in aircraft lease return costs and penalties as a result of our previously announced capacity reductions.
The table below sets forth the major components of our mainline CASM for the three months ended June 30, 2009 and 2008:

			Percent
	2009	2008	Change
	(In cents)
Mainline CASM:
Aircraft fuel and related taxes	2.41	5.60	(57.0)
Gain on fuel hedging instruments, net	(0.12)	(1.97)	(94.1)
Salaries and related costs	3.00	2.95	1.8
Aircraft rent	0.95	0.95	—
Aircraft maintenance	1.01	1.03	(2.6)
Other rent and landing fees	0.78	0.73	6.1
Selling expenses	0.54	0.60	(9.8)
Special items, net	—	0.17	nm
Depreciation and amortization	0.34	0.29	15.4
Goodwill impairment	—	3.21	nm
Other	1.53	1.77	(13.5)

Total mainline CASM	10.44	15.33	(31.9)

Significant changes in the components of operating expense per ASM are as follows:
•
Aircraft fuel and related taxes per ASM decreased 57% due primarily to a 56.4% decrease in the average price per gallon of fuel to $1.58 in the second quarter of 2009 from $3.63 in the 2008 period. A decrease of 7.1% in gallons of fuel consumed in the 2009 period on 5.6% lower capacity also contributed to the decrease.

•
Gain on fuel hedging instruments, net per ASM was a gain of 1.97 cents in the second quarter of 2008 as compared to a gain of 0.12 cents in the second quarter of 2009. The net gain in the 2009 period included $156 million of net unrealized gains on open fuel hedge transactions, offset by realized losses of $135 million on settled fuel hedge transactions. The unrealized gains are the result of the application of mark-to-market accounting in which unrealized losses recognized in prior periods are reversed as hedge transactions are settled in the current period. Our fuel hedging program uses collars with no premiums, which establish an upper and lower limit on heating oil futures prices, to provide protection from fuel price risks. We use heating oil as it is a commodity with prices that are generally highly correlated with jet fuel prices. We recognized net gains from our fuel hedging program in the second quarter of 2008 as the price of heating oil exceeded the upper limit on certain of our collar transactions.

•
Other rent and landing fees per ASM increased 6.1% despite a decrease in ASMs of 5.6% over the 2008 period due to the fixed nature of space rent as well as rate increases in landing fees and space rent at certain airport locations.

•
Selling expenses per ASM decreased 9.8% due to lower credit card fees, booking fees and commissions as a result of a decline in the number and value of tickets sold resulting from the weakened demand and pricing caused by the economic recession.

•
Depreciation and amortization expense per ASM increased 15.4% due to the acquisition of six Embraer aircraft and 14 Airbus aircraft subsequent to the second quarter of 2008, which increased depreciation expense on owned aircraft.

•
Other expense per ASM decreased 13.5% due to a decrease in the incremental cost of travel redemptions associated with our frequent traveler program, principally as a result of lower fuel costs and the decline in the cost of fuel associated with sales to pro-rate carriers through MSC. Our continued focus on overall cost control also contributed to the decrease.

Total Express expenses decreased $197 million or 24% in the second quarter of 2009 to $625 million from $822 million in the 2008 period. The period over period decrease was primarily driven by decreases in fuel costs. Express fuel costs decreased $195 million as the average fuel price per gallon decreased 55.1% from $3.72 in the 2008 period to $1.67 in the 2009 period and due to a decrease of 5.2% in gallons of fuel consumed in 2009 on 5.6% lower capacity. Other Express expenses decreased $2 million or 0.5% despite a 5.6% decrease in Express ASMs due to certain non-variable costs associated with our capacity purchase agreements as well as certain contractual rate increases with these carriers.
Nonoperating Income (Expense):

			Percent
	2009	2008	Change
	(In millions)
Nonoperating income (expense):
Interest income	$6	$21	(69.5)
Interest expense, net	(77)	(57)	34.6
Other, net	7	4	60.1

Total nonoperating expense, net	$(64)	$(32)	98.6

Net nonoperating expense was $64 million in the second quarter of 2009 as compared to $32 million in the 2008 period. Interest income decreased $15 million in the 2009 period due to lower average investment balances and lower rates of return. Interest expense, net increased $20 million due to an increase in the average debt balance outstanding primarily as a result of financing transactions completed in the fourth quarter of 2008 and first six months of 2009, partially offset by reductions in average interest rates associated with variable rate debt as compared to the 2008 period.
Other nonoperating income, net in the 2009 period included $8 million in foreign currency gains, partially offset by a $2 million non-cash asset impairment charge. Other nonoperating expense, net in the 2008 period included $4 million in foreign currency gains.

Six Months Ended June 30, 2009
Compared with the
Six Months Ended June 30, 2008
Operating Revenues:

			Percent
	2009	2008	Change
	(In millions)
Operating revenues:
Mainline passenger	$3,335	$4,167	(20.0)
Express passenger	1,194	1,459	(18.2)
Cargo	44	74	(40.7)
Other	540	396	36.4

Total operating revenues	$5,113	$6,096	(16.1)

Total operating revenues for the six months ended June 30, 2009 were $5.11 billion as compared to $6.1 billion in the 2008 period, a decline of $983 million or 16.1%. The weak demand environment in 2009 drove a $1.1 billion or 19.5% decrease in mainline and Express passenger revenue on 6.2% lower capacity as compared to the 2008 period. The increase in ancillary revenues resulting from our new revenue initiatives implemented in the latter part of 2008 offset a portion of this decline. As a result, on a period over period basis, total RASM decreased only 10.6% as compared to mainline and Express PRASM, which decreased by 14.5% and 14.1%, respectively. Significant changes in the components of operating revenues are as follows:
•
Mainline passenger revenues were $3.34 billion for the six months ended June 30, 2009 as compared to $4.17 billion for the 2008 period. Mainline RPMs decreased 6% as mainline capacity, as measured by ASMs, decreased 6.4%, resulting in a 0.4 point increase in load factor to 81.7%. Mainline passenger yield decreased 14.8% to 11.57 cents in the first six months of 2009 from 13.58 cents in the 2008 period. Mainline PRASM decreased 14.5% to 9.45 cents in the first six months of 2009 from 11.05 cents in the 2008 period. Mainline yield and PRASM decreased in the first six months of 2009 due principally to the decline in passenger demand and weak pricing environment driven by the global economic recession.

•
Express passenger revenues were $1.19 billion for the six months ended June 30, 2009, a decrease of $265 million from the 2008 period. Express RPMs decreased by 3.9% as Express capacity, as measured by ASMs, decreased 4.8%, resulting in a 0.7 point increase in load factor to 72.7%. Express passenger yield decreased by 14.9% to 23.03 cents in the first six months of 2009 from 27.07 cents in the 2008 period. Express PRASM decreased 14.1% to 16.74 cents in the first six months of 2009 from 19.48 cents in the 2008 period. The decreases in Express yield and PRASM are the result of the same passenger demand declines and weak pricing environment discussed in mainline passenger revenues above.

•
Cargo revenues were $44 million for the six months ended June 30, 2009, a decrease of $30 million or 40.7% from the 2008 period. The decrease in cargo revenues was driven by declines in freight volumes as a result of the contraction of business spending in the current economic environment as well as a decrease in fuel surcharges in 2009 as compared to the 2008 period.

•
Other revenues were $540 million for the six months ended June 30, 2009, an increase of $144 million or 36.4% from the 2008 period due primarily to approximately $178 million generated by our first and second checked bag fees, which were implemented in the third quarter of 2008. The benefits of the new revenue initiatives were offset in part by declines in fuel sales to our pro-rate carriers through our MSC subsidiary as well as a decline in the volume of passenger ticketing change fees.

Operating Expenses:

			Percent
	2009	2008	Change
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$819	$1,908	(57.1)
Loss (gain) on fuel hedging instruments, net:
Realized	332	(274)	nm
Unrealized	(327)	(226)	44.3
Salaries and related costs	1,100	1,134	(3.0)
Aircraft rent	352	361	(2.7)
Aircraft maintenance	358	413	(13.2)
Other rent and landing fees	273	287	(4.8)
Selling expenses	192	220	(13.0)
Special items, net	7	59	(88.4)
Depreciation and amortization	121	107	14.0
Goodwill impairment	—	622	nm
Other	561	662	(15.5)

Total mainline operating expenses	3,788	5,273	(28.2)
Express expenses:
Fuel	267	589	(54.6)
Other	961	967	(0.6)

Total Express expenses	1,228	1,556	(21.0)

Total operating expenses	$5,016	$6,829	(26.6)

Total operating expenses were $5.02 billion in the first six months of 2009, a decrease of $1.81 billion or 26.6% compared to the 2008 period. Mainline operating expenses were $3.79 billion in the first six months of 2009, a decrease of $1.49 billion or 28.2% from the 2008 period, while ASMs decreased 6.4%.
Mainline CASM decreased 23.2% to 10.73 cents in the first six months of 2009 from 13.98 cents in the 2008 period. The 2008 period included a $622 million non-cash charge to write off all of the goodwill created by the merger of US Airways Group and America West Holdings in September 2005, which contributed 1.65 cents to our mainline CASM in 2008. The remaining period over period decrease in mainline CASM was driven principally by decreases in fuel costs ($1.09 billion or 2.74 cents per ASM) in the 2009 period. The benefit to mainline CASM of falling fuel prices was partially offset by net losses on fuel hedging instruments ($5 million or 0.02 cents per ASM) in the 2009 period compared to net gains ($500 million or 1.33 cents per ASM) in the 2008 period.
The 2009 period included net charges from special items of $7 million as a result of our previously announced capacity reductions, which consisted of $6 million in aircraft lease return costs and penalties and $1 million in severance charges. This compares to net special charges of $59 million in the 2008 period, consisting of $35 million of merger related transition expenses, $18 million in non-cash charges related to the decline in fair value of certain spare parts associated with our Boeing 737 aircraft fleet and $6 million in aircraft lease return costs and penalties as a result of our previously announced capacity reductions.
The table below sets forth the major components of our mainline CASM for the six months ended June 30, 2009 and 2008:

			Percent
	2009	2008	Change
	(In cents)
Mainline CASM:
Aircraft fuel and related taxes	2.32	5.06	(54.1)
Loss (gain) on fuel hedging instruments, net	0.02	(1.33)	nm
Salaries and related costs	3.12	3.01	3.7
Aircraft rent	1.00	0.96	4.1
Aircraft maintenance	1.01	1.09	(7.2)
Other rent and landing fees	0.77	0.76	1.8
Selling expenses	0.54	0.58	(7.0)
Special items, net	0.02	0.16	(87.6)
Depreciation and amortization	0.34	0.28	21.9
Goodwill impairment	—	1.65	nm
Other	1.59	1.76	(9.7)

Total mainline CASM	10.73	13.98	(23.2)

Significant changes in the components of operating expense per ASM are as follows:
•
Aircraft fuel and related taxes per ASM decreased 54.1% due primarily to a 53.2% decrease in the average price per gallon of fuel to $1.53 in the first six months of 2009 from $3.26 in the 2008 period. A decrease of 8.4% in gallons of fuel consumed in the 2009 period on 6.4% lower capacity also contributed to the decrease.

•
Loss (gain) on fuel hedging instruments, net per ASM fluctuated from a gain of 1.33 cents in the first six months of 2008 to a loss of 0.02 cents in the first six months of 2009. The net loss in the 2009 period included realized losses of $332 million on settled fuel hedge transactions, offset by $327 million of net unrealized gains on open fuel hedge transactions. The unrealized gains are the result of the application of mark-to-market accounting in which unrealized losses recognized in prior periods are reversed as hedge transactions are settled in the current period. We recognized net gains from our fuel hedging program in the first six months of 2008 as the price of heating oil exceeded the upper limit on certain of our collar transactions.

•
Aircraft maintenance expense per ASM decreased 7.2% due principally to decreases in the number of engine and landing gear overhauls performed in the 2009 period as compared to the 2008 period as a result of the timing of maintenance cycles.

•
Selling expenses per ASM decreased 7% due to lower credit card fees, booking fees and commissions as a result of a decline in the number and value of tickets sold resulting from the weakened demand and pricing caused by the economic recession.

•
Depreciation and amortization expense per ASM increased 21.9% due principally to the acquisition of six Embraer aircraft and 14 Airbus aircraft subsequent to the second quarter of 2008, which increased depreciation expense on owned aircraft.

•
Other expense per ASM decreased 9.7% due to a decrease in the incremental cost of travel redemptions associated with our frequent traveler program, principally as a result of lower fuel costs and the decline in the cost of fuel associated with sales to pro-rate carriers through MSC. Our continued focus on overall cost control also contributed to the decrease.

Total Express expenses decreased $328 million or 21% in the first six months of 2009 to $1.23 billion from $1.56 billion in the 2008 period. The period over period decrease was primarily driven by decreases in fuel costs. Express fuel costs decreased $322 million as the average fuel price per gallon decreased 52.1% from $3.33 in the first six months of 2008 to $1.59 in the 2009 period and due to a decrease of 5.2% in gallons of fuel consumed in 2009 on 4.8% lower capacity. Other Express expenses decreased $6 million or 0.6% despite a 4.8% decrease in Express ASMs due to certain non-variable costs associated with our capacity purchase agreements as well as certain contractual rate increases with these carriers.
Nonoperating Income (Expense):

			Percent
	2009	2008	Change
	(In millions)
Nonoperating income (expense):
Interest income	$13	$50	(74.4)
Interest expense, net	(148)	(118)	24.6
Other, net	(7)	(5)	61.8

Total nonoperating expense, net	$(142)	$(73)	93.9

Net nonoperating expense was $142 million in the first six months of 2009 as compared to $73 million in the 2008 period. Interest income decreased $37 million in the 2009 period due to lower average investment balances and lower rates of return. Interest expense, net increased $30 million due to an increase in the average debt balance outstanding primarily as a result of financing transactions completed in the fourth quarter of 2008 and first six months of 2009, partially offset by reductions in average interest rates associated with variable rate debt as compared to the 2008 period.
Other nonoperating expense, net in 2009 period included $7 million in other-than-temporary impairment charges for our investments in auction rate securities due to continued declines in the fair values of certain securities as well as a $2 million non-cash asset impairment charge. Other nonoperating expense, net in the 2008 period included $13 million in other-than-temporary impairment charges for our investments in auction rate securities as well as a $2 million write off of debt discount and debt issuance costs in connection with the refinancing of certain aircraft equipment notes, offset in part by $8 million in gains on forgiveness of debt and $2 million in foreign currency gains. The impairment charges on auction rate securities are discussed in more detail under “Liquidity and Capital Resources.”

US Airways’ Results of Operations
In the three months ended June 30, 2009, US Airways realized operating income of $121 million. After net nonoperating expenses of $52 million, which included $64 million of interest expense, US Airways had income before income taxes of $69 million. The weak demand environment caused by the global economic recession drove a $591 million or 18% decrease in total revenues on 5.6% lower capacity as compared to the 2008 period. The declines in revenue were offset by lower fuel expense as US Airways’ mainline and Express fuel expense for the second quarter of 2009 was $841 million or 58.9% lower than the 2008 period on 5.6% lower capacity. The average mainline and Express price per gallon of fuel decreased 56% to $1.60 in the second quarter of 2009 from $3.65 in the second quarter of 2008. US Airways’ second quarter 2009 results were also impacted by recognition of the following items:
•
$156 million of net unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments, offset by $135 million of net realized losses on settled fuel hedge transactions. In mark-to-market accounting, the unrealized losses recognized in prior periods are reversed as hedge transactions are settled in the current period. US Airways is required to use mark-to-market accounting as its existing fuel hedging instruments do not meet the requirements for hedge accounting established by SFAS No. 133. If these instruments had qualified for hedge accounting treatment, any unrealized gains or losses would have been recorded in other comprehensive income, a component of stockholder’s equity. Given the market volatility of jet fuel, the fair value of these fuel hedging instruments is expected to change until settled;

•	$1 million of net special charges for aircraft lease return costs as a result of US Airways’ previously announced capacity reductions; and
•	a $2 million non-cash asset impairment charge included in nonoperating expense, net.
In the three months ended June 30, 2008, US Airways realized an operating loss of $538 million. After net nonoperating expenses of $21 million, which included $46 million of interest expense and $21 million of interest income, US Airways had a loss before income taxes of $559 million. The second quarter of 2008 loss was driven by a 69.7% increase in the average mainline and Express price per gallon of fuel as compared to the 2007 period as well as a $622 million non-cash charge to write off all the goodwill created by the merger of US Airways Group and America West Holdings in September 2005. US Airways’ second quarter 2008 results were also impacted by recognition of the following items:
•
$192 million of net realized gains on settled fuel hedge transactions as well as $190 million of net unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments; and

•
$34 million of net special charges consisting of $18 million in non-cash charges related to the decline in fair value of certain spare parts associated with US Airways’ Boeing 737 aircraft fleet, $10 million of merger related transition expenses and $6 million in aircraft lease return costs and penalties as a result of US Airways’ previously announced capacity reductions.

In the first six months of 2009, US Airways realized operating income of $95 million. After net nonoperating expenses of $121 million, which included $125 million of interest expense, US Airways had a loss before income taxes of $26 million. The weak demand environment caused by the global economic recession drove a $967 million or 15.7% decrease in total revenues on 6.2% lower capacity as compared to the 2008 period. The declines in revenue were offset by lower fuel expense as US Airways’ mainline and Express fuel expense for the first six months of 2009 was $1.41 billion or 56.5% lower than the 2008 period on 6.2% lower capacity. The average mainline and Express price per gallon of fuel decreased 52.9% to $1.54 in the first six months of 2009 from $3.28 in the 2008 period. US Airways’ results for the first six months of 2009 were also impacted by recognition of the following items:
•
$332 million of net realized losses on settled fuel hedge transactions, offset by $327 million of net unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments;

•
$7 million of net special charges as a result of US Airways’ previously announced capacity reductions, consisting of $6 million in aircraft lease return costs and penalties and $1 million in severance charges; and

•
$7 million in other-than-temporary non-cash impairment charges for US Airways’ investments in auction rate securities due to continued declines in the values of certain securities as well as a $2 million non-cash asset impairment charge, all included in nonoperating expense, net.

In the first six months of 2008, US Airways realized an operating loss of $730 million. After net nonoperating expenses of $53 million, which included $99 million of interest expense and $50 million of interest income, US Airways had a loss before income taxes of $783 million. The loss in the first six months of 2008 was driven by a 62.8% increase in the average mainline and Express price per gallon of fuel as compared to the 2007 period as well as a $622 million non-cash charge to write off all the goodwill created by the merger of US Airways Group and America West Holdings in September 2005. US Airways’ results for the first six months of 2008 were also impacted by recognition of the following items:
•
$274 million of net realized gains on settled fuel hedge transactions as well as $226 million of net unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments;

•
$59 million of net special charges consisting of $35 million of merger related transition expenses, $18 million in non-cash charges related to the decline in fair value of certain spare parts associated with US Airways’ Boeing 737 aircraft fleet and $6 million in aircraft lease return costs and penalties as a result of US Airways’ previously announced capacity reductions; and

•
$13 million in other-than-temporary non-cash impairment charges for US Airways’ investments in auction rate securities as well as a $2 million write off of debt discount and debt issuance costs in connection with the refinancing of certain aircraft equipment notes, offset by $8 million in gains on forgiveness of debt, all included in nonoperating expense, net.

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
US Airways reported a loss in the six months ended June 30, 2009 and 2008 and did not record a tax provision in any 2008 or 2009 period.

The table below sets forth US Airways’ selected mainline and Express operating data:

	Three Months Ended		Percent		Six Months Ended		Percent
	June 30,		Change		June 30,		Change
	2009	2008	2009-2008		2009	2008	2009-2008
Mainline
Revenue passenger miles (millions) (a)	15,526	16,193	(4.1)		28,834	30,682	(6.0)
Available seat miles (millions) (b)	18,310	19,387	(5.6)		35,289	37,721	(6.4)
Passenger load factor (percent) (c)	84.8	83.5	1.3	pts	81.7	81.3	0.4	pts
Yield (cents) (d)	11.11	13.67	(18.8)		11.57	13.58	(14.8)
Passenger revenue per available seat mile (cents) (e)	9.42	11.42	(17.6)		9.45	11.05	(14.5)
Aircraft at end of period	350	357	(2.0)		350	357	(2.0)
Fuel consumption (gallons in millions)	278	299	(7.1)		536	585	(8.4)
Average aircraft fuel price including related taxes (dollars per gallon)	1.58	3.63	(56.4)		1.53	3.26	(53.2)
Express (f)
Revenue passenger miles (millions) (a)	2,809	2,906	(3.4)		5,183	5,391	(3.9)
Available seat miles (millions) (b)	3,676	3,893	(5.6)		7,132	7,492	(4.8)
Passenger load factor (percent) (c)	76.4	74.7	1.7	pts	72.7	72.0	0.7	pts
Yield (cents) (d)	22.87	27.59	(17.1)		23.03	27.07	(14.9)
Passenger revenue per available seat mile (cents) (e)	17.47	20.60	(15.2)		16.74	19.48	(14.1)
Aircraft at end of period	290	295	(1.7)		290	295	(1.7)
Fuel consumption (gallons in millions)	87	91	(5.2)		168	177	(5.2)
Average aircraft fuel price including related taxes (dollars per gallon)	1.67	3.72	(55.1)		1.59	3.33	(52.1)
Total Mainline and Express
Revenue passenger miles (millions) (a)	18,335	19,099	(4.0)		34,017	36,073	(5.7)
Available seat miles (millions) (b)	21,986	23,280	(5.6)		42,421	45,213	(6.2)
Passenger load factor (percent) (c)	83.4	82.0	1.4	pts	80.2	79.8	0.4	pts
Yield (cents) (d)	12.91	15.79	(18.3)		13.31	15.60	(14.6)
Passenger revenue per available seat mile (cents) (e)	10.76	12.96	(16.9)		10.68	12.44	(14.2)
Total revenue per available seat mile (cents) (g)	12.26	14.12	(13.1)		12.23	13.61	(10.2)
Aircraft at end of period	640	652	(1.8)		640	652	(1.8)
Fuel consumption (gallons in millions)	365	390	(6.6)		704	762	(7.6)
Average aircraft fuel price including related taxes (dollars per gallon)	1.60	3.65	(56.0)		1.54	3.28	(52.9)

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. A RPM represents one passenger flown one mile.

(b)	Available seat mile (“ASM”) — A basic measure of production. An ASM represents one seat flown one mile.

(c)	Passenger load factor — The percentage of available seats that are filled with revenue passengers.

(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by revenue passenger miles and expressed in cents per mile.

(e)	Passenger revenue per available seat mile (“PRASM”) — Passenger revenues divided by available seat miles.

(f)
Express statistics include Piedmont and PSA, as well as operating and financial results from capacity purchase agreements with Air Wisconsin Airlines Corporation, Republic Airways, Mesa Airlines, Inc. and Chautauqua Airlines, Inc.

(g)	Total revenue per available seat mile (“RASM”) — Total revenues divided by total mainline and Express available seat miles.

Three Months Ended June 30, 2009
Compared with the
Three Months Ended June 30, 2008
Operating Revenues:

			Percent
	2009	2008	Change
	(In millions)
Operating revenues:
Mainline passenger	$1,724	$2,214	(22.1)
Express passenger	642	802	(19.9)
Cargo	20	38	(46.9)
Other	310	233	33.1

Total operating revenues	$2,696	$3,287	(18.0)

Total operating revenues in the second quarter of 2009 were $2.7 billion as compared to $3.29 billion in the 2008 period, a decline of $591 million or 18%. The weak demand environment in 2009 drove a $650 million or 21.5% decrease in mainline and Express passenger revenue on 5.6% lower capacity as compared to the 2008 period. The increase in ancillary revenues resulting from US Airways’ new revenue initiatives implemented in the latter part of 2008 offset a portion of this decline. As a result, on a period over period basis, total RASM decreased by only 13.1% as compared to mainline and Express PRASM, which decreased by 17.6% and 15.2%, respectively. Significant changes in the components of operating revenues are as follows:
•
Mainline passenger revenues were $1.72 billion in the second quarter of 2009 as compared to $2.21 billion for the 2008 period. Mainline RPMs decreased 4.1% as mainline capacity, as measured by ASMs, decreased 5.6%, resulting in a 1.3 point increase in load factor to 84.8%. Mainline passenger yield decreased 18.8% to 11.11 cents in the second quarter of 2009 from 13.67 cents in the 2008 period. Mainline PRASM decreased 17.6% to 9.42 cents in the second quarter of 2009 from 11.42 cents in the 2008 period. Mainline yield and PRASM decreased in the second quarter of 2009 due principally to the decline in passenger demand and weak pricing environment driven by the global economic recession.

•
Express passenger revenues were $642 million in the second quarter of 2009, a decrease of $160 million from the 2008 period. Express RPMs decreased by 3.4% as Express capacity, as measured by ASMs, decreased 5.6%, resulting in a 1.7 point increase in load factor to 76.4%. Express passenger yield decreased by 17.1% to 22.87 cents in the second quarter of 2009 from 27.59 cents in the 2008 period. Express PRASM decreased 15.2% to 17.47 cents in the second quarter of 2009 from 20.6 cents in the 2008 period. The decreases in Express yield and PRASM are the result of the same passenger demand declines and weak pricing environment discussed in mainline passenger revenues above.

•
Cargo revenues were $20 million in the second quarter of 2009, a decrease of $18 million or 46.9% from the 2008 period. The decrease in cargo revenues was driven by declines in freight volumes as a result of the contraction of business spending in the current economic environment as well as a decrease in fuel surcharges in 2009 as compared to the 2008 period.

•
Other revenues were $310 million in the second quarter of 2009, an increase of $77 million or 33.1% from the 2008 period due primarily to approximately $88 million generated by US Airways’ first and second checked bag fees, which were implemented in the third quarter of 2008. The benefits of the new revenue initiatives were offset in part by a decline in the volume of passenger ticketing change fees.

Operating Expenses:

			Percent
	2009	2008	Change
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$440	$1,086	(59.4)
Loss (gain) on fuel hedging instruments, net:
Realized	135	(192)	nm
Unrealized	(156)	(190)	(17.9)
Salaries and related costs	549	571	(3.8)
Aircraft rent	174	183	(4.8)
Aircraft maintenance	184	200	(8.0)
Other rent and landing fees	142	142	—
Selling expenses	99	116	(14.8)
Special items, net	1	34	(97.8)
Depreciation and amortization	64	59	8.6
Goodwill impairment	—	622	nm
Other	287	339	(15.5)

Total mainline operating expenses	1,919	2,970	(35.4)
Express expenses:
Fuel	145	340	(57.4)
Other	511	515	(0.7)

Total Express expenses	656	855	(23.3)

Total operating expenses	$2,575	$3,825	(32.7)

Total operating expenses were $2.58 billion in the second quarter of 2009, a decrease of $1.25 billion or 32.7% compared to the 2008 period. Mainline operating expenses were $1.92 billion in the second quarter of 2009, a decrease of $1.05 billion or 35.4% from the 2008 period. The 2008 period included a $622 million non-cash charge to write off all of the goodwill created by the merger of US Airways Group and America West Holdings in September 2005. The remaining period over period decrease in mainline operating expenses was driven principally by decreases in fuel costs ($646 million) in the 2009 period. The benefit to mainline operating expenses of falling fuel prices was partially offset by lower net gains on fuel hedging instruments ($21 million) in the 2009 period compared to net gains ($382 million) in the 2008 period.
The 2009 period included net charges from special items for aircraft lease return costs of $1 million as a result of US Airways’ previously announced capacity reductions. This compares to net special charges of $34 million in the 2008 period, consisting of $18 million in non-cash charges related to the decline in fair value of certain spare parts associated with US Airways’ Boeing 737 aircraft fleet, $10 million of merger related transition expenses and $6 million in aircraft lease return costs and penalties as a result of US Airways’ previously announced capacity reductions.
Significant changes in the components of mainline operating expenses are as follows:
•
Aircraft fuel and related taxes decreased 59.4% due primarily to a 56.4% decrease in the average price per gallon of fuel to $1.58 in the second quarter of 2009 from $3.63 in the 2008 period. A decrease of 7.1% in gallons of fuel consumed in the 2009 period on 5.6% lower capacity also contributed to the decrease.

•
Gain on fuel hedging instruments, net was a gain of $382 million in the second quarter of 2008 as compared to a gain of $21 million in the second quarter of 2009. The net gain in the 2009 period included $156 million of net unrealized gains on open fuel hedge transactions, offset by realized losses of $135 million on settled fuel hedge transactions. The unrealized gains are the result of the application of mark-to-market accounting in which unrealized losses recognized in prior periods are reversed as hedge transactions are settled in the current period. US Airways’ fuel hedging program uses collars with no premiums, which establish an upper and lower limit on heating oil futures prices, to provide protection from fuel price risks. US Airways uses heating oil as it is a commodity with prices that are generally highly correlated with jet fuel prices. US Airways recognized net gains from its fuel hedging program in the second quarter of 2008 as the price of heating oil exceeded the upper limit on certain of its collar transactions.

•
Other rent and landing fees remained flat despite a 5.6% decrease in capacity over the 2008 period due to the fixed nature of space rent as well as rate increases in landing fees and space rent at certain airport locations.

•
Selling expenses decreased 14.8% due to lower credit card fees, booking fees and commissions as a result of a decline in the number and value of tickets sold resulting from the weakened demand and pricing caused by the economic recession.

•
Depreciation and amortization expense increased 8.6% due to the acquisition of six Embraer aircraft and 14 Airbus aircraft subsequent to the second quarter of 2008, which increased depreciation expense on owned aircraft.

•
Other expense decreased 15.5% due to a decrease in the incremental cost of travel redemptions associated with US Airways’ frequent traveler program, principally as a result of lower fuel costs. US Airways’ continued focus on overall cost control also contributed to the decrease.

Total Express expenses decreased $199 million or 23.3% in the second quarter of 2009 to $656 million from $855 million in the 2008 period. The period over period decrease was primarily driven by decreases in fuel costs. Express fuel costs decreased $195 million as the average fuel price per gallon decreased 55.1% from $3.72 in the 2008 period to $1.67 in the 2009 period and due to a decrease of 5.2% in gallons of fuel consumed in 2009 on 5.6% lower capacity. Other Express expenses decreased $4 million or 0.7% despite a 5.6% decrease in Express ASMs due to certain non-variable costs associated with US Airways’ capacity purchase agreements as well as certain contractual rate increases with these carriers.
Nonoperating Income (Expense):

			Percent
	2009	2008	Change
	(In millions)
Nonoperating income (expense):
Interest income	$6	$21	(69.5)
Interest expense, net	(64)	(46)	37.2
Other, net	6	4	43.6

Total nonoperating expense, net	$(52)	$(21)	nm

Net nonoperating expense was $52 million in the second quarter of 2009 as compared to $21 million in the 2008 period. Interest income decreased $15 million in the 2009 period due to lower average investment balances and lower rates of return. Interest expense, net increased $18 million due to an increase in the average debt balance outstanding primarily as a result of financing transactions completed in the fourth quarter of 2008 and first six months of 2009, partially offset by reductions in average interest rates associated with variable rate debt as compared to the 2008 period.
Other nonoperating income, net in the 2009 period included $8 million in foreign currency gains, partially offset by a $2 million non-cash asset impairment charge. Other nonoperating expense, net in the 2008 period included $4 million in foreign currency gains.

Six Months Ended June 30, 2009
Compared with the
Six Months Ended June 30, 2008
Operating Revenues:

			Percent
	2009	2008	Change
	(In millions)
Operating revenues:
Mainline passenger	$3,335	$4,167	(20.0)
Express passenger	1,194	1,459	(18.2)
Cargo	44	74	(40.7)
Other	614	454	35.6

Total operating revenues	$5,187	$6,154	(15.7)

Total operating revenues for the six months ended June 30, 2009 were $5.19 billion as compared to $6.15 billion in the 2008 period, a decline of $967 million or 15.7%. The weak demand environment in 2009 drove a $1.1 billion or 19.5% decrease in mainline and Express passenger revenue on 6.2% lower capacity as compared to the 2008 period. The increase in ancillary revenues resulting from US Airways’ new revenue initiatives implemented in the latter part of 2008 offset a portion of this decline. As a result, on a period over period basis, total RASM decreased only 10.2% as compared to mainline and Express PRASM, which decreased by 14.5% and 14.1%, respectively. Significant changes in the components of operating revenues are as follows:
•
Mainline passenger revenues were $3.34 billion for the six months ended June 30, 2009 as compared to $4.17 billion for the 2008 period. Mainline RPMs decreased 6% as mainline capacity, as measured by ASMs, decreased 6.4%, resulting in a 0.4 point increase in load factor to 81.7%. Mainline passenger yield decreased 14.8% to 11.57 cents in the first six months of 2009 from 13.58 cents in the 2008 period. Mainline PRASM decreased 14.5% to 9.45 cents in the first six months of 2009 from 11.05 cents in the 2008 period. Mainline yield and PRASM decreased in the first six months of 2009 due principally to the decline in passenger demand and weak pricing environment driven by the global economic recession.

•
Express passenger revenues were $1.19 billion for the six months ended June 30, 2009, a decrease of $265 million from the 2008 period. Express RPMs decreased by 3.9% as Express capacity, as measured by ASMs, decreased 4.8%, resulting in a 0.7 point increase in load factor to 72.7%. Express passenger yield decreased by 14.9% to 23.03 cents in the first six months of 2009 from 27.07 cents in the 2008 period. Express PRASM decreased 14.1% to 16.74 cents in the first six months of 2009 from 19.48 cents in the 2008 period. The decreases in Express yield and PRASM are the result of the same passenger demand declines and weak pricing environment discussed in mainline passenger revenues above.

•
Cargo revenues were $44 million for the six months ended June 30, 2009, a decrease of $30 million or 40.7% from the 2008 period. The decrease in cargo revenues was driven by declines in freight volumes as a result of the contraction of business spending in the current economic environment as well as a decrease in fuel surcharges in 2009 as compared to the 2008 period.

•
Other revenues were $614 million for the six months ended June 30, 2009, an increase of $160 million or 35.6% from the 2008 period due primarily to approximately $178 million generated by US Airways’ first and second checked bag fees, which were implemented in the third quarter of 2008. The benefits of the new revenue initiatives were offset in part by a decline in the volume of passenger ticketing change fees.

Operating Expenses:

			Percent
	2009	2008	Change
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$819	$1,908	(57.1)
Loss (gain) on fuel hedging instruments, net:
Realized	332	(274)	nm
Unrealized	(327)	(226)	44.3
Salaries and related costs	1,100	1,134	(3.0)
Aircraft rent	352	361	(2.7)
Aircraft maintenance	358	413	(13.2)
Other rent and landing fees	273	287	(4.8)
Selling expenses	192	220	(13.0)
Special items, net	7	59	(88.4)
Depreciation and amortization	126	111	13.4
Goodwill impairment	—	622	nm
Other	573	656	(12.5)

Total mainline operating expenses	3,805	5,271	(27.8)
Express expenses:
Fuel	267	589	(54.6)
Other	1,020	1,024	(0.4)

Total Express expenses	1,287	1,613	(20.2)

Total operating expenses	$5,092	$6,884	(26.0)

Total operating expenses were $5.09 billion in the first six months of 2009, a decrease of $1.79 billion or 26.0% compared to the 2008 period. Mainline operating expenses were $3.81 billion in the first six months of 2009, a decrease of $1.47 billion or 27.8% from the 2008 period. The 2008 period included a $622 million non-cash charge to write off all of the goodwill created by the merger of US Airways Group and America West Holdings in September 2005. The remaining period over period decrease in mainline operating expenses was driven principally by decreases in fuel costs ($1.09 billion) and net losses on fuel hedging instruments ($5 million) in the 2009 period compared to net gains ($500 million) in the 2008 period.
The 2009 period included net charges from special items of $7 million as a result of US Airways’ previously announced capacity reductions, which consisted of $6 million in aircraft lease return costs and penalties and $1 million in severance charges. This compares to net special charges of $59 million in the 2008 period, consisting of $35 million of merger related transition expenses, $18 million in non-cash charges related to the decline in fair value of certain spare parts associated with US Airways’ Boeing 737 aircraft fleet and $6 million in aircraft lease return costs and penalties as a result of US Airways’ previously announced capacity reductions.
Significant changes in the components of mainline operating expenses are as follows:
•
Aircraft fuel and related taxes decreased 57.1% due primarily to a 53.2% decrease in the average price per gallon of fuel to $1.53 in the first six months of 2009 from $3.26 in the 2008 period. A decrease of 8.4% in gallons of fuel consumed in the 2009 period on 6.4% lower capacity also contributed to the decrease.

•
Loss (gain) on fuel hedging instruments, net fluctuated from a gain of $500 million in the first six months of 2008 to a loss of $5 million in the first six months of 2009. The net loss in the 2009 period included realized losses of $332 million on settled fuel hedge transactions, offset by $327 million of net unrealized gains on open fuel hedge transactions. The unrealized gains are the result of the application of mark-to-market accounting in which unrealized losses recognized in prior periods are reversed as hedge transactions are settled in the current period. US Airways recognized net gains from its fuel hedging program in the first six months of 2008 as the price of heating oil exceeded the upper limit on certain of its collar transactions.

•
Aircraft maintenance expense decreased 13.2% due principally to decreases in the number of engine and landing gear overhauls performed in the 2009 period as compared to the 2008 period as a result of the timing of maintenance cycles.

•
Selling expenses decreased 13% due to lower credit card fees, booking fees and commissions as a result of a decline in the number and value of tickets sold resulting from the weakened demand and pricing caused by the economic recession.

•
Depreciation and amortization expense increased 13.4% due principally to the acquisition of six Embraer aircraft and 14 Airbus aircraft subsequent to the second quarter of 2008, which increased depreciation expense on owned aircraft.

•
Other expense decreased 12.5% due to a decrease in the incremental cost of travel redemptions associated with US Airways’ frequent traveler program, principally as a result of lower fuel costs. US Airways’ continued focus on overall cost control also contributed to the decrease.

Total Express expenses decreased $326 million or 20.2% in the first six months of 2009 to $1.29 billion from $1.61 billion in the 2008 period. The period over period decrease was primarily driven by decreases in fuel costs. Express fuel costs decreased $322 million as the average fuel price per gallon decreased 52.1% from $3.33 in the first six months of 2008 to $1.59 in the 2009 period and due to a decrease of 5.2% in gallons of fuel consumed in 2009 on 4.8% lower capacity. Other Express expenses decreased $4 million or 0.4% despite a 4.8% decrease in Express ASMs due to certain non-variable costs associated with US Airways’ capacity purchase agreements as well as certain contractual rate increases with these carriers.
Nonoperating Income (Expense):

			Percent
	2009	2008	Change
	(In millions)
Nonoperating income (expense):
Interest income	$13	$50	(74.4)
Interest expense, net	(125)	(99)	26.5
Other, net	(9)	(4)	76.6

Total nonoperating expense, net	$(121)	$(53)	nm

Net nonoperating expense was $121 million in the first six months of 2009 as compared to $53 million in the 2008 period. Interest income decreased $37 million in the 2009 period due to lower average investment balances and lower rates of return. Interest expense, net increased $26 million due to an increase in the average debt balance outstanding primarily as a result of financing transactions completed in the fourth quarter of 2008 and first six months of 2009, partially offset by reductions in average interest rates associated with variable rate debt as compared to the 2008 period.
Other nonoperating expense, net in the 2009 period included $7 million in other-than-temporary impairment charges for US Airways’ investments in auction rate securities due to continued declines in the fair values of certain securities as well as a $2 million non-cash asset impairment charge. Other nonoperating expense, net in the 2008 period included $13 million in other-than-temporary impairment charges for US Airways’ investments in auction rate securities as well as a $2 million write off of debt discount and debt issuance costs in connection with the refinancing of certain aircraft equipment notes, offset in part by $8 million in gains on forgiveness of debt and $2 million in foreign currency gains. The impairment charges on auction rate securities are discussed in more detail under “Liquidity and Capital Resources.”

Liquidity and Capital Resources
As of June 30, 2009, our cash, cash equivalents, investments in marketable securities and restricted cash were $2.28 billion, of which $580 million was restricted. Our investments in marketable securities included $214 million of auction rate securities at fair value ($411 million par value) that are classified as noncurrent assets on our condensed consolidated balance sheets.
Investments in Marketable Securities
As of June 30, 2009, we held auction rate securities totaling $411 million at par value, which are classified as available for sale securities and noncurrent assets on our condensed consolidated balance sheets. Contractual maturities for these auction rate securities range from seven to 43 years, with 62% of our portfolio maturing within the next ten years (2016 — 2017), 10% maturing within the next 20 years (2025), 16% maturing within the next 30 years (2033 — 2036) and 12% maturing thereafter (2039 — 2052). With the liquidity issues experienced in the global credit and capital markets, all of our auction rate securities have experienced failed auctions since August 2007. The estimated fair value of these auction rate securities no longer approximates par value. At June 30, 2009, the fair value of our auction rate securities was $214 million.
We estimated the fair value of our auction rate securities based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, passing a future auction, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions.
In the six months ended June 30, 2009, we recorded $7 million of other-than-temporary impairment charges in other nonoperating expense, net, all of which was recognized in the first quarter of 2009 when the fair value of our auction rate securities declined from $187 million at December 31, 2008 to $180 million at March 31, 2009. At June 30, 2009, the fair value of our auction rate securities increased by $34 million to $214 million. The second quarter of 2009 represents the first period in which our auction rate securities have experienced increases in fair value since they first failed auctions in the third quarter of 2007. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” we increased the carrying amount of our investments in marketable securities to their fair value of $214 million and recorded an unrealized gain of $34 million in other comprehensive income.
We continue to monitor the market for auction rate securities and consider its impact (if any) on the fair value of our investments. If the current market conditions deteriorate, we may be required to record additional impairment charges in other nonoperating expense, net in future periods.
We believe that, based on our current unrestricted cash and cash equivalents balances at June 30, 2009, the current lack of liquidity in our investments in auction rate securities will not have a material impact on our liquidity, our cash flow or our ability to fund our operations.
Aviation Fuel and Derivative Instruments
Because our operations are dependent upon aviation fuel, significant increases in aviation fuel costs materially and adversely affect our liquidity, results of operations and financial condition. Our 2009 forecasted mainline and Express fuel consumption is approximately 1.42 billion gallons, and a one cent per gallon increase in aviation fuel price results in a $14 million annual increase in expense, excluding the impacts of hedge transactions.
As of June 30, 2009, we had fuel hedge transactions consisting of collars with no premiums, which establish an upper and lower limit on heating oil futures prices, to protect us from fuel price risks. These transactions are in place with respect to approximately 4% of our remaining projected 2009 mainline and Express jet fuel requirements at a weighted average collar range of $3.44 to $3.64 per gallon of heating oil or $138.26 to $146.66 per barrel of estimated crude oil equivalent. Since the third quarter of 2008, we have not entered into any new transactions as part of our fuel hedging program.
The use of such hedging transactions in our fuel hedging program could result in us not fully benefiting from certain declines in heating oil futures prices. As of June 30, 2009, the fair value of our fuel hedging instruments was a net liability of $48 million. If oil prices remain at the same level as June 30, 2009, the $48 million of unrealized losses at that date will be realized in the third quarter of 2009. Further, these instruments do not provide protection from future price increases unless heating oil prices exceed the call option price of the collar. Although heating oil prices are generally highly correlated with those of jet fuel, the prices of jet fuel may change more or less than heating oil, resulting in a change in fuel expense that is not perfectly offset by the hedge transactions. At June 30, 2009, we estimate that a 10% increase in heating oil futures prices would increase the fair value of the hedge transactions by approximately $6 million. Similarly, we estimate that a 10% decrease in heating oil futures prices would decrease the fair value of the hedge transactions by approximately $6 million. As we have not entered into any new fuel hedge transactions since the third quarter of 2008, the impact of changes in heating oil futures prices will decrease as existing hedges are settled.

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
When our fuel hedging derivative instruments are in a net liability position, we are exposed to credit risks related to the return of collateral in situations in which we have posted collateral with counterparties for unrealized losses. When possible, in order to mitigate this risk, we provide letters of credit to counterparties in lieu of cash. At June 30, 2009, $45 million related to letters of credit collateralizing counterparties to our fuel hedging transactions is included in short-term restricted cash. In addition, at June 30, 2009, we had $20 million in cash deposits held by counterparties to collateralize our fuel hedging transactions included in prepaid expenses and other.
Further declines in heating oil prices would result in additional collateral requirements with our counterparties, unrealized losses on our existing fuel hedging derivative instruments and realized losses at the time of settlement of these fuel hedging derivative instruments. See also Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”
Sources and Uses of Cash
US Airways Group
Net cash provided by operating activities was $360 million and $96 million for the first six months of 2009 and 2008, respectively. The period over period increase of $264 million was primarily driven by a decrease in the net loss recognized in the first six months of 2009 as compared to the first six months of 2008. Fuel costs were substantially lower in the 2009 period, which was offset in part by a decline in revenues. Our mainline and Express fuel expense was $1.41 billion lower in the 2009 period as compared to the 2008 period on 6.2% lower capacity. Total revenues declined $983 million due to the economic slowdown and resulting weak revenue environment in 2009.
Net cash used in investing activities was $543 million and $537 million for the first six months of 2009 and 2008, respectively. Principal investing activities in the 2009 period included expenditures for property and equipment totaling $578 million, including the purchase of nine Airbus aircraft, and a $43 million increase in equipment purchase deposits for certain aircraft on order, offset by $52 million in proceeds from the disposition of property and equipment and net sales of investments in marketable securities of $20 million. The $52 million in proceeds resulted from a swap of an owned aircraft for the aircraft involved in the Flight 1549 accident as allowed under our lease agreement and several engine sale-leaseback transactions. Principal investing activities in the 2008 period included expenditures for property and equipment totaling $400 million, including the purchase of eight Embraer 190 aircraft, a $79 million increase in equipment purchase deposits for certain aircraft on order and net purchases of investments in marketable securities of $67 million.
Net cash provided by financing activities was $632 million and $210 million for the first six months of 2009 and 2008, respectively. Principal financing activities in the 2009 period included proceeds from the issuance of debt of $749 million, which included the issuance of $172 million of convertible notes, additional loans under a spare parts loan agreement, a loan secured by certain airport landing slots, an unsecured financing with one of our third party Express carriers and the financing associated with the purchase of nine Airbus aircraft acquisitions. Debt repayments totaled $175 million in the 2009 period. Financing activities in the 2009 period also included $66 million in net proceeds from the issuance of common stock from an underwritten public offering of 17.48 million shares of common stock issued at an offering price of $3.97 per share. Principal financing activities in the 2008 period included proceeds from the issuance of debt of $387 million, in part to finance the acquisition of eight Embraer 190 aircraft, and $145 million in proceeds from the refinancing of certain aircraft equipment notes. Debt repayments were $169 million, including $97 million related to the $145 million aircraft equipment note refinancing discussed above.
US Airways
Net cash provided by operating activities was $346 million and $67 million for the first six months of 2009 and 2008, respectively. The period over period increase of $279 million was primarily driven by a decrease in the net loss recognized in the first six months of 2009 as compared to the first six months of 2008. Fuel costs were substantially lower in the 2009 period, which was offset in part by a decline in revenues. US Airways’ mainline and Express fuel expense was $1.41 billion lower in the 2009 period as compared to the 2008 period on 6.2% lower capacity. Total revenues declined $967 million due to the economic slowdown and resulting weak revenue environment in 2009.
Net cash used in investing activities was $540 million and $520 million for the first six months of 2009 and 2008, respectively. Principal investing activities in the 2009 period included expenditures for property and equipment totaling $575 million, including the purchase of nine Airbus aircraft, and a $43 million increase in equipment purchase deposits for certain aircraft on order, offset by $52 million in proceeds from the disposition of property and equipment and net sales of investments in marketable securities of $20 million. The $52 million in proceeds resulted from a swap of an owned aircraft for the aircraft involved in the Flight 1549 accident as allowed under US Airways’ lease agreement and several engine sale-leaseback transactions. Principal investing activities in the 2008 period included expenditures for property and equipment totaling $383 million, including the purchase of eight Embraer 190 aircraft, a $79 million increase in equipment purchase deposits for certain aircraft on order and net purchases of investments in marketable securities of $67 million.

Net cash provided by financing activities was $414 million and $226 million for the first six months of 2009 and 2008, respectively. Principal financing activities in the 2009 period included proceeds from the issuance of debt of $576 million, which included additional loans under a spare parts loan agreement, a loan secured by certain airport landing slots, an unsecured financing with one of US Airways’ third party Express carriers and the financing associated with the purchase of nine Airbus aircraft acquisitions. Debt repayments totaled $159 million in the 2009 period. Principal financing activities in the 2008 period included proceeds from the issuance of debt of $387 million, in part to finance the acquisition of eight Embraer 190 aircraft, and $145 million in proceeds from the refinancing of certain aircraft equipment notes. Debt repayments were $153 million, including $97 million related to the $145 million aircraft equipment note refinancing discussed above.
Commitments
As of June 30, 2009, we had $4.79 billion of long-term debt and capital leases (including current maturities and before discount on debt). The information contained herein is not a comprehensive discussion and analysis of our commitments, but rather updates disclosures made in the 2008 Form 10-K.
Citicorp Credit Facility
On March 23, 2007, US Airways Group entered into a term loan credit facility with Citicorp North America, Inc., as administrative agent, and a syndicate of lenders pursuant to which US Airways Group borrowed an aggregate principal amount of $1.6 billion. US Airways, AWA and certain other subsidiaries of US Airways Group are guarantors of the Citicorp credit facility.
The Citicorp credit facility bears interest at an index rate plus an applicable index margin or, at our option, LIBOR plus an applicable LIBOR margin for interest periods of one, two, three or six months. The applicable index margin, subject to adjustment, is 1.00%, 1.25% or 1.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or greater than $1 billion, respectively. The applicable LIBOR margin, subject to adjustment, is 2.00%, 2.25% or 2.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or greater than $1 billion, respectively. In addition, interest on the Citicorp credit facility may be adjusted based on the credit rating for the Citicorp credit facility as follows: (i) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least one subgrade better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be the lower of 2.25% and the rate otherwise applicable based upon the adjusted Citicorp credit facility balance and (B) the applicable index margin will be the lower of 1.25% and the rate otherwise applicable based upon the Citicorp credit facility principal balance, and (ii) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least two subgrades better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be 2.00% and (B) the applicable index margin will be 1.00%. As of June 30, 2009, the interest rate on the Citicorp credit facility was 2.81% based on a 2.50% LIBOR margin.
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
On October 20, 2008, US Airways Group entered into an amendment to the Citicorp credit facility. Pursuant to the amendment, we repaid $400 million of indebtedness under the credit facility, reducing the principal amount outstanding under the credit facility to approximately $1.17 billion as of June 30, 2009. The Citicorp credit facility amendment also provides for a reduction in the amount of unrestricted cash required to be held by us from $1.25 billion to $850 million, and we may, prior to September 30, 2009, further reduce that minimum requirement to a minimum of $750 million on a dollar-for-dollar basis for any additional repayments of up to $100 million of indebtedness under the credit facility. In addition, the Citicorp credit facility amendment provides that we may issue debt in the future with a silent second lien on the assets pledged as collateral under the Citicorp credit facility. As of June 30, 2009, we were in compliance with all debt covenants under the amended credit facility.

7.25% Convertible Senior Notes
In May 2009, US Airways Group issued $172 million aggregate principal amount of 7.25% Convertible Senior Notes due 2014 (the “7.25% notes”) for proceeds, net of expenses, of approximately $168 million. The 7.25% notes bear interest at a rate of 7.25% per annum, which shall be payable semi-annually in arrears on each May 15 and November 15, beginning November 15, 2009. The 7.25% notes mature on May 15, 2014.
Holders may convert their 7.25% notes at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date for the 7.25% notes. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination thereof at our election. The initial conversion rate for the 7.25% notes is 218.8184 shares of our common stock per $1,000 principal amount of notes. Such conversion rate is subject to adjustment in certain events.
If we undergo a fundamental change, holders may require us to purchase all or a portion of their 7.25% notes for cash at a price equal to 100% of the principal amount of the 7.25% notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. A fundamental change includes a person or group (other than us or our subsidiaries) becoming the beneficial owner of more than 50% of the voting power of our capital stock, certain merger or combination transactions, a substantial turnover of our directors, stockholder approval of our liquidation or dissolution and US Airways Group’s common stock ceasing to be listed on at least one national securities exchange.
The 7.25% notes rank equal in right of payment to all of our other existing and future unsecured senior debt and senior in right of payment to our debt that is expressly subordinated to the 7.25% notes, if any. The 7.25% notes impose no limit on the amount of debt we or our subsidiaries may incur. The 7.25% notes are structurally subordinated to all debt and other liabilities and commitments (including trade payables) of our subsidiaries. The 7.25% notes are also effectively junior to our secured debt, if any, to the extent of the value of the assets securing such debt.
As the 7.25% notes can be settled in cash upon conversion, the 7.25% notes are within the scope of FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” as described under “Recent Accounting Pronouncements” below. In addition to the 7.25% coupon interest, we expect to record non-cash interest expense of $5 million in 2009, $12 million in 2010, $16 million in 2011, $22 million in 2012, $29 million in 2013 and $13 million in 2014 representing the amortization of the discounted carrying value of the 7.25% notes to its face value over the five year term.
Other 2009 Financing Transactions
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
In June 2009, US Airways entered into loan agreements totaling $132 million to finance the acquisition of certain A330-200 aircraft. The loans bear interest at a rate of LIBOR plus an applicable margin, contain default provisions and other covenants that are typical in the industry for similar financings and are amortized over seven years with balloon payments at maturity.
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

Aircraft and Engine Purchase Commitments
US Airways has definitive purchase agreements with Airbus for the acquisition of 134 aircraft, including 97 single-aisle A320 family aircraft and 37 widebody aircraft (comprised of 22 A350 XWB aircraft and 15 A330-200 aircraft). Deliveries of the A320 family aircraft commenced during 2008 with the delivery of five A321 aircraft. During the first six months of 2009, US Airways took delivery of seven A321 aircraft, which were financed through an existing financing facility and two A330-200 aircraft that were financed through the June facility agreements discussed above. US Airways plans to take delivery of 11 A321 aircraft, two A320 aircraft and three A330-200 aircraft prior to the end of 2009. Deliveries of the remaining A320 family aircraft will continue through 2012, deliveries of the A330-200 aircraft will continue through 2011 and deliveries of the A350 XWB aircraft will begin in 2015 and extend through 2018.
US Airways has agreements for the purchase of eight new IAE V2500-A5 spare engines scheduled for delivery through 2014 for use on the Airbus A320 family fleet, three new Trent 700 spare engines scheduled for delivery through 2011 for use on the Airbus A330-200 fleet and three new Trent XWB spare engines scheduled for delivery in 2015 through 2017 for use on the Airbus A350 XWB aircraft.
Under all of our aircraft and engine purchase agreements, our total future commitments as of June 30, 2009 are expected to be approximately $6.26 billion through 2018, which includes predelivery deposits and payments. The remaining A320 family aircraft scheduled for delivery in 2009 have backstop financing available through the manufacturer. The remaining three A330-200 deliveries scheduled for delivery in 2009 do not have backstop financing; however, we are currently evaluating financing alternatives for these aircraft. If we are not able to arrange financing on terms and conditions acceptable to us, we expect we would seek to negotiate deferral of these aircraft deliveries with the manufacturer or financing at lower than customary advance rates, or, if required, use cash from operations or other sources to purchase these aircraft. See “Risk Factors — Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions” in Part II, Item 1A, “Risk Factors.”
Covenants and Credit Rating
In addition to the minimum cash balance requirements, our long-term debt agreements contain various negative covenants that restrict or limit our actions, including our ability to pay dividends or make other restricted payments. Certain long-term debt agreements also contain cross-default provisions, which may be triggered by defaults by us under other agreements relating to indebtedness. See “Risk Factors — Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions” in Part II, Item 1A, “Risk Factors.” As of June 30, 2009, we and our subsidiaries were in compliance with the covenants in our long-term debt agreements.
Our credit ratings, like those of most airlines, are relatively low. The following table details our credit ratings as of June 30, 2009:

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
Contractual Obligations
The following table provides details of our future cash contractual obligations as of June 30, 2009 (in millions):

	Payments Due by Period
	2009	2010	2011	2012	2013	Thereafter	Total
US Airways Group (1)
Debt (2)	$—	$33	$116	$99	$16	$1,350	$1,614
Interest obligations (3)	30	60	57	51	49	55	302
US Airways (4)
Debt and capital lease obligations (5) (6)	241	376	316	289	238	1,711	3,171
Interest obligations (3) (6)	75	136	160	133	90	418	1,012
Aircraft purchase and operating lease commitments (7)	1,272	2,355	2,172	1,570	696	5,576	13,641
Regional capacity purchase agreements (8)	503	1,032	1,050	916	786	2,819	7,106
Other US Airways Group subsidiaries (9)	5	2	1	1	1	—	10

Total	$2,126	$3,994	$3,872	$3,059	$1,876	$11,929	$26,856

(1)
These commitments represent those specifically entered into by US Airways Group or joint commitments entered into by US Airways Group and US Airways under which each entity is jointly and severally liable.

(2)	Excludes $143 million of unamortized debt discount as of June 30, 2009.

(3)	For variable-rate debt, future interest obligations are shown above using interest rates in effect as of June 30, 2009.

(4)	Commitments listed separately under US Airways and its wholly owned subsidiaries represent commitments under agreements entered into separately by those companies.

(5)	Excludes $104 million of unamortized debt discount as of June 30, 2009.

(6)
Includes $519 million of future principal payments and $239 million of future interest payments as of June 30, 2009, respectively, related to pass through trust certificates or EETCs associated with mortgage financings for the purchase of certain aircraft.

(7)	Includes $3.39 billion of future minimum lease payments related to EETC leveraged leased financings of certain aircraft as of June 30, 2009.

(8)	Represents minimum payments under capacity purchase agreements with third-party Express carriers.

(9)	Represents operating lease commitments entered into by US Airways Group’s other airline subsidiaries Piedmont and PSA.
We expect to fund these cash obligations from funds provided by operations and future financings, if necessary. The cash available to us from these sources, however, may not be sufficient to cover these cash obligations because economic factors outside our control may reduce the amount of cash generated by operations or increase our costs. For instance, a prolonged or continuing economic downturn or general global instability caused by military actions, terrorism, disease outbreaks and natural disasters could reduce the demand for air travel, which would reduce the amount of cash generated by operations. An increase in our costs, either due to an increase in borrowing costs caused by a reduction in our credit rating or a general increase in interest rates or due to an increase in the cost of fuel, maintenance, aircraft and aircraft engines and parts, could decrease the amount of cash available to cover the cash obligations. Moreover, the Citicorp credit facility, our amended credit card agreement with Barclays and certain of our other financing arrangements contain minimum cash balance requirements. As a result, we cannot use all of our available cash to fund operations, capital expenditures and cash obligations without violating these requirements.

Critical Accounting Policies and Estimates
In the second quarter of 2009, there were no changes to our critical accounting policies and estimates from those disclosed in the financial statements and accompanying notes contained in our 2008 Form 10-K except as updated below.
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
Estimates of fair value represent management’s best estimate based on appraisals, industry trends and reference to market rates and transactions. The magnitude of the ongoing impact of the weakened economic environment remains uncertain. Changes in industry capacity and demand for air transportation can significantly impact the fair value of intangible assets, aircraft and related assets which in turn could result in future non-cash impairment charges.
Recent Accounting Pronouncements
In May 2008, the Financial Accounting Standards Board (“FASB”) issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option. FSP APB 14-1 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. The liability component of the debt instrument is accreted to par using the effective yield method; accretion is reported as a component of interest expense. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment. FSP APB 14-1 must be applied retrospectively to previously issued cash-settleable convertible instruments as well as prospectively to newly issued instruments. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.
In September 2005, we issued a total of $144 million of 7% Senior Convertible Notes due 2020 (the “7% notes”). As of June 30, 2009, $74 million of par value remained outstanding under the 7% notes. The holders of these notes may convert, at any time prior to the earlier of the business day prior to the redemption date and the second business day preceding the maturity date, any outstanding notes (or portions thereof) into shares of our common stock, at an initial conversion rate of 41.4508 shares of common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $24.12 per share). In lieu of delivery of shares of common stock upon conversion of all or any portion of the 7% notes, we may elect to pay cash or a combination of shares and cash to holders surrendering notes for conversion. The 7% notes are subject to the provisions of FSP APB 14-1 since the 7% notes can be settled in cash upon conversion.
We adopted FSP APB 14-1 on January 1, 2009. We concluded that the fair value of the equity component of the 7% notes at the time of issuance in 2005 was $47 million. Upon retrospective application, the adoption resulted in a $29 million increase in accumulated deficit at December 31, 2008, comprised of non-cash interest expense of $17 million for the years 2005-2008 and non-cash losses on debt extinguishment of $12 million related to the partial conversion of certain of the 7% notes to common stock in 2006. As of June 30, 2009 and December 31, 2008, the carrying value of the equity component was $40 million. The principal amount of the outstanding notes, the unamortized discount and the net carrying value at June 30, 2009 was $74 million, $8 million and $66 million, respectively, and at December 31, 2008 was $74 million, $11 million and $63 million, respectively. The remaining period over which the unamortized discount will be recognized is 1.3 years. We recognized $2 million and $3 million in non-cash interest expense in the three and six months ended June 30, 2009, respectively, and $1 million and $2 million in the three and six months ended June 30, 2008, respectively, related to the adoption of FSP APB 14-1. In addition, we recognized $1 million and $2 million in cash interest expense in the three and six months ended June 30, 2009, respectively, and $1 million and $2 million in cash interest expense in the three and six months ended June 30, 2008, respectively. The following table presents the December 31, 2008 balance sheet line items affected as adjusted and as originally reported (in millions).

	December 31, 2008
	As Adjusted	As Reported
Long-term debt and capital leases, net of current maturities	$3,623	$3,634
Additional paid-in capital	1,789	1,749
Accumulated deficit	(2,336)	(2,307)
In April 2009, the FASB issued FSP Financial Accounting Standards (“FAS”) 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP changes existing guidance for determining whether an impairment of debt securities is other-than-temporary. The FSP requires other-than-temporary impairments to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses) which is recognized in earnings and the amount related to other factors (referred to as noncredit losses) which is recognized in other comprehensive income. This noncredit loss component of the impairment may only be classified in other comprehensive income if both of the following conditions are met (a) the holder of the security concludes that it does not intend to sell the security and (b) the holder concludes that it is more likely than not that the holder will not be required to sell the security before the security recovers its value. If these conditions are not met, the noncredit loss must also be recognized in earnings. When adopting the FSP, an entity is required to record a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. We adopted FSP FAS 115-2 and FAS 124-2 as of April 1, 2009. We do not meet the conditions necessary to recognize the noncredit loss component of our auction rate securities in other comprehensive income. Accordingly, we did not reclassify any previously recognized other-than-temporary impairment losses from retained earnings to accumulated other comprehensive income and the adoption of FSP FAS 115-2 and FAS 124-2 had no impact on our condensed consolidated financial statements.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. We adopted FSP FAS 157-4 during the second quarter of 2009, and its application had no impact on our condensed consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted SFAS No. 165 during the second quarter of 2009, and its application had no impact on our condensed consolidated financial statements. We evaluated subsequent events through the date the accompanying financial statements were issued, which was July 22, 2009.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation (“FIN”) No. 46(R),” which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. SFAS No. 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. Management is currently evaluating the requirements of SFAS No. 167 and has not yet determined the impact on our condensed consolidated financial statements.

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
Commodity price risk
Because our operations are dependent upon aviation fuel, significant increases in aviation fuel costs materially and adversely affect our liquidity, results of operations and financial condition. Our 2009 forecasted mainline and Express fuel consumption is approximately 1.42 billion gallons, and a one cent per gallon increase in aviation fuel price results in a $14 million annual increase in expense, excluding the impacts of hedge transactions.
As of June 30, 2009, we had fuel hedge transactions consisting of collars with no premiums, which establish an upper and lower limit on heating oil futures prices, to protect us from fuel price risks. These transactions are in place with respect to approximately 4% of our remaining projected 2009 mainline and Express jet fuel requirements at a weighted average collar range of $3.44 to $3.64 per gallon of heating oil or $138.26 to $146.66 per barrel of estimated crude oil equivalent. Since the third quarter of 2008, we have not entered into any new transactions as part of our fuel hedging program.
The use of such hedging transactions in our fuel hedging program could result in us not fully benefiting from certain declines in heating oil futures prices. As of June 30, 2009, the fair value of our fuel hedging instruments was a net liability of $48 million. If oil prices remain at the same level as June 30, 2009, the $48 million of unrealized losses at that date will be realized in the third quarter of 2009. Further, these instruments do not provide protection from future price increases unless heating oil prices exceed the call option price of the collar. Although heating oil prices are generally highly correlated with those of jet fuel, the prices of jet fuel may change more or less than heating oil, resulting in a change in fuel expense that is not perfectly offset by the hedge transactions. At June 30, 2009, we estimate that a 10% increase in heating oil futures prices would increase the fair value of the hedge transactions by approximately $6 million. Similarly, we estimate that a 10% decrease in heating oil futures prices would decrease the fair value of the hedge transactions by approximately $6 million. As we have not entered into any new fuel hedge transactions since the third quarter of 2008, the impact of changes in heating oil futures prices will decrease as existing hedges are settled.
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
When our fuel hedging derivative instruments are in a net liability position, we are exposed to credit risks related to the return of collateral in situations in which we have posted collateral with counterparties for unrealized losses. When possible, in order to mitigate this risk, we provide letters of credit to counterparties in lieu of cash. At June 30, 2009, $45 million related to letters of credit collateralizing counterparties to our fuel hedging transactions is included in short-term restricted cash. In addition, at June 30, 2009, we had $20 million in cash deposits held by counterparties to collateralize our fuel hedging transactions included in prepaid expenses and other.
Further declines in heating oil prices would result in additional collateral requirements with our counterparties, unrealized losses on our existing fuel hedging derivative instruments and realized losses at the time of settlement of these fuel hedging derivative instruments.

Interest rate risk
Our exposure to interest rate risk relates primarily to our cash equivalents, investment portfolios and variable rate debt obligations. At June 30, 2009, our variable-rate long-term debt obligations of approximately $3.29 billion represented approximately 69% of our total long-term debt. If interest rates increased 10% in 2009, the impact on our results of operations would be approximately $12 million of additional interest expense.
At June 30, 2009, included within our investment portfolio are $411 million par value of investments in auction rate securities. With the liquidity issues experienced in the global credit and capital markets, all of our auction rate securities have experienced failed auctions since August 2007. The estimated fair value of these auction rate securities no longer approximates par value. As of June 30, 2009, the fair value of our investment in auction rate securities was $214 million. We continue to monitor the market for auction rate securities and consider its impact (if any) on the fair value of our investments. If the current market conditions deteriorate, we may be required to record additional impairment charges in other nonoperating expense, net in future periods.
We believe that, based on our current unrestricted cash and cash equivalents at June 30, 2009, the current lack of liquidity in our investments in auction rate securities will not have a material impact on our liquidity, our cash flow or our ability to fund our operations. Refer to Note 8, “Investments in Marketable Securities (Noncurrent)” in Part I, Items 1A and 1B, respectively, of this report for additional information.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures.
An evaluation was performed under the supervision and with the participation of US Airways Group’s and US Airways’ management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the rules promulgated under the Exchange Act) as of June 30, 2009. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2009.
Changes in internal control over financial reporting.
There has been no change to US Airways Group’s or US Airways’ internal control over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, US Airways Group’s or US Airways’ internal control over financial reporting.
Limitation on the effectiveness of controls.
We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO believe that our disclosure controls and procedures were effective at the “reasonable assurance” level as of June 30, 2009.

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
There are several reasons, including those addressed in these risk factors, why US Airways Group might fail to achieve profitability and might experience significant losses. In particular, the weakened condition of the economy and the high volatility of fuel prices have had and continue to have an impact on our operating results, and overall worsening economic conditions increase the risk that we will experience losses.
Downturns in economic conditions adversely affect our business.
Due to the discretionary nature of business and leisure travel spending, airline industry revenues are heavily influenced by the condition of the U.S. economy and the economies in other regions of the world. Unfavorable conditions in these broader economies have resulted in decreased passenger demand for air travel and changes in booking practices, both of which in turn have had a strong negative effect on our revenues. In addition, during challenging economic times, actions by our competitors to increase their revenues can have an adverse impact on our revenues. See “The airline industry is intensely competitive and dynamic” below. Certain contractual obligations limit our ability to reduce the number of aircraft in operation below certain levels. As a result, we may not be able to optimize the number of aircraft in operation in response to a decrease in passenger demand for air travel.
Increased costs of financing, a reduction in the availability of financing and fluctuations in interest rates could adversely affect our liquidity, operating expenses and results.
Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions. Continued concerns about the systemic impact of inflation, the availability and cost of credit, energy costs and geopolitical issues, combined with declining business activity levels and consumer confidence, increased unemployment and volatile oil prices, have contributed to unprecedented levels of volatility in the capital markets. As a result of these market conditions, the cost and availability of credit have been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. These changes in the domestic and global financial markets may increase our costs of financing and adversely affect our ability to obtain financing needed for the acquisition of aircraft that we have contractual commitments to purchase and for other types of financings we may seek in order to raise capital or fund other types of obligations. Any downgrades to our credit rating may likewise increase the cost and reduce the availability of financings.
In addition, we have substantial non-cancelable commitments for capital expenditures, including the acquisition of new aircraft and related spare engines. We have not yet secured committed financing or backstop financing for some of the aircraft we have on order and cannot assure you of the availability or cost of that financing. If we are not able to arrange financing for such aircraft at customary advance rates and on terms and conditions acceptable to us, we expect we would seek to negotiate deferrals of aircraft deliveries with the manufacturer or financing at lower than customary advance rates, or, if required, use cash from operations or other sources to purchase the aircraft.

Further, a substantial portion of our indebtedness bears interest at fluctuating interest rates. These are primarily based on the London interbank offered rate for deposits of U.S. dollars, or “LIBOR.” LIBOR tends to fluctuate based on general economic conditions, general interest rates, federal reserve rates and the supply of and demand for credit in the London interbank market. We have not hedged our interest rate exposure and, accordingly, our interest expense for any particular period may fluctuate based on LIBOR and other variable interest rates. To the extent these interest rates increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected. See also the discussion of interest rate risk in Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”
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
Because of the amount of fuel needed to operate our airline, even a relatively small increase in the price of fuel can have a significant adverse aggregate effect on our costs and liquidity. Due to the competitive nature of the airline industry and unpredictability of the market, we can offer no assurance that we may be able to increase our fares, impose fuel surcharges or otherwise increase revenues sufficiently to offset fuel prices.
Although we are currently able to obtain adequate supplies of aircraft fuel, we cannot predict the future availability, price volatility or cost of aircraft fuel. Natural disasters, political disruptions or wars involving oil-producing countries, changes in fuel-related governmental policy, changes in aircraft fuel production capacity, environmental concerns and other unpredictable events may result in fuel supply shortages, additional fuel price volatility and cost increases in the future.

From time to time we enter into hedging arrangements to protect against rising fuel costs. Our ability to hedge in the future, however, may be limited, particularly if the financial condition of our airline worsens. Also, our fuel hedging arrangements do not completely protect us against price increases and are limited in both volume of fuel and duration. Finally, a rapid decline in the price of fuel can adversely impact our short-term liquidity as our hedge counterparties require that we post collateral in the form of cash or letters of credit when the projected future market price of fuel drops below the strike price on existing hedging arrangements. See also the discussion in Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”
If our financial condition worsens, provisions in our credit card processing and other commercial agreements may adversely affect our liquidity.
We have agreements with companies that process customer credit card transactions for the sale of air travel and other services. These agreements allow these processing companies, under certain conditions, to hold an amount of our cash (referred to as a “holdback”) equal to a portion of advance ticket sales that have been processed by that company, but for which we have not yet provided the air transportation. These holdback requirements can be modified at the discretion of the processing companies upon the occurrence of specific events, including material adverse changes in our financial condition. An increase in the current holdback balances to higher percentages up to and including 100% of relevant advanced ticket sales could materially reduce our liquidity. Likewise, other of our commercial agreements contain provisions that allow other entities to impose less favorable terms, including the acceleration of amounts due, in the event of material adverse changes in our financial condition.
Union disputes, employee strikes and other labor-related disruptions may adversely affect our operations.
Relations between air carriers and labor unions in the United States are governed by the Railway Labor Act (the “RLA”). Under the RLA, collective bargaining agreements generally contain “amendable dates” rather than expiration dates, and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the National Mediation Board. These processes do not apply to our current and ongoing negotiations for post-merger integrated labor agreements, and this means unions may not lawfully engage in concerted refusals to work, such as strikes, slow-downs, sick-outs or other similar activity, against us. Nonetheless, after more than three years of negotiations without a resolution to the bargaining issues that arose from the merger, there is a risk that disgruntled employees, either with or without union involvement, could engage in one or more concerted refusals to work that could individually or collectively harm the operation of our airline and impair our financial performance. Likewise, employees represented by unions that have reached post-merger integrated agreements could engage in improper actions that disrupt our operations.
If we incur problems with any of our third party service providers, our operations could be adversely affected by a resulting decline in revenue or negative public perception about our services.
Our reliance upon others to provide essential services on behalf of our operations may result in our relative inability to control the efficiency and timeliness of contract services. We have entered into agreements with contractors to provide various facilities and services required for our operations, including Express flight operations, aircraft maintenance, ground services and facilities, reservations and baggage handling. Similar agreements may be entered into in any new markets we decide to serve. These agreements are generally subject to termination after notice by the third party service provider. We are also at risk should one of these service providers cease operations, and there is no guarantee that we could replace these providers on a timely basis with comparably priced providers. Recent volatility in fuel prices, disruptions to capital markets and the current economic downturn in general have subjected certain of these third party service providers to strong financial pressures. Any material problems with the efficiency and timeliness of contract services, resulting from financial hardships or otherwise, could have a material adverse effect on our business, financial condition and results of operations.
We rely heavily on automated systems to operate our business and any failure or disruption of these systems could harm our business.
To operate our business, we depend on automated systems, including our computerized airline reservation systems, flight operations systems, telecommunication systems, airport customer self-service kiosks and websites. Our website and reservation systems must be able to accommodate a high volume of traffic and deliver important flight information on a timely and reliable basis. Substantial or repeated disruptions or failures of any of these automated systems could impair our operations, reduce the attractiveness of our services and could result in lost revenues and increased costs. In addition, these automated systems require periodic maintenance, upgrades and replacements, and our business may be harmed if we fail to properly maintain, upgrade or replace such systems.
The integration of our business units following the merger continues to present significant challenges.
We continue to face significant challenges relating to our merger in consolidating functions and integrating diverse organizations, information technology systems, processes, procedures, operations and training and maintenance programs, in a timely and efficient manner. This integration has been and will continue to be costly, complex and time consuming. Failure to successfully complete the integration may adversely affect our business and results of operations.

Changes to our business model that are designed to increase revenues may not be successful and may cause operational difficulties or decreased demand.
We have implemented several new measures designed to increase revenue and offset costs. These measures include charging separately for services that had previously been included within the price of a ticket and increasing other pre-existing fees. We may introduce additional initiatives in the future. We cannot assure you that these new measures or any future initiatives will be successful in increasing our revenues. Additionally, the implementation of these initiatives creates logistical challenges that could harm the operational performance of our airline. Also, the new and increased fees might reduce the demand for air travel on our airline or across the industry in general, particularly as weakening economic conditions make our customers more sensitive to increased travel costs.
The airline industry is intensely competitive and dynamic.
Our competitors include other major domestic airlines as well as foreign, regional and new entrant airlines, some of which have more financial resources or lower cost structures than ours, and other forms of transportation, including rail and private automobiles. In many of our markets we compete with at least one low cost air carrier. Our revenues are sensitive to numerous factors, and the actions of other carriers in the areas of pricing, scheduling and promotions can have a substantial adverse impact not only on our revenues but on overall industry revenues. These factors may become even more significant in periods when the industry experiences large losses, as airlines under financial stress, or in bankruptcy, may institute pricing structures intended to achieve near-term survival rather than long-term viability. In addition, because a significant portion of our traffic is short-haul travel, we are more susceptible than other major airlines to competition from surface transportation such as automobiles and trains.
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
If mergers or other forms of industry consolidation including antitrust immunity grants take place, we might or might not be included as a participant. Depending on which carriers combine and which assets, if any, are sold or otherwise transferred to other carriers in connection with such combinations, our competitive position relative to the post-combination carriers or other carriers that acquire such assets could be harmed. In addition, as carriers combine through traditional mergers or antitrust immunity grants, their route networks might grow and result in greater overlap with our network, which in turn could result in lower overall market share and revenues for us. Such consolidation is not limited to the U.S., but could include further consolidation among international carriers in Europe and elsewhere.
The loss of key personnel upon whom we depend to operate our business or the inability to attract additional qualified personnel could adversely affect the results of our operations or our financial performance.
We believe that our future success will depend in large part on our ability to attract and retain highly qualified management, technical and other personnel, particularly in light of reductions in headcount associated with cost-saving measures that we implemented during 2008. We may not be successful in retaining key personnel or in attracting and retaining other highly qualified personnel. Any inability to retain or attract significant numbers of qualified management and other personnel could adversely affect our business.
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
Airlines are subject to extensive regulatory requirements. In the last several years, Congress has passed laws, and the DOT, the Federal Aviation Administration (“FAA”), the Transportation Security Administration (“TSA”) and the Department of Homeland Security have issued a number of directives and other regulations. These requirements impose substantial costs on airlines. On October 10, 2008, the FAA finalized new rules governing flight operations at the three major New York airports. These rules did not take effect because of a legal challenge, but the FAA has pushed forward with a reduction in the number of flights per hour at LaGuardia. The FAA is attempting to work with carriers on a voluntary basis to implement its new lower operations cap at LaGuardia. If this is not successful, the FAA may resort to other methods to reduce congestion in New York. Additionally, the DOT recently finalized a policy change that will permit airports to charge differentiated landing fees during congested periods, which could impact our ability to serve certain markets in the future. The new rule is being challenged in court by the industry. The Obama Administration has not yet indicated how it intends to move forward on the issue of congestion management in the New York region.
The FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures or operational restrictions. Some FAA requirements cover, among other things, retirement of older aircraft, security measures, collision avoidance systems, airborne windshear avoidance systems, noise abatement and other environmental concerns, aircraft operation and safety and increased inspections and maintenance procedures to be conducted on older aircraft. Our failure to timely comply with these requirements can result in fines and other enforcement actions by the FAA or other regulators.
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
Our business plan includes assumptions about labor costs going forward. Currently, our labor costs are very competitive. However, we cannot assure you that labor costs going forward will remain competitive because some of our agreements are amendable now and others may become amendable, competitors may significantly reduce their labor costs or we may agree to higher-cost provisions in our current labor negotiations. Approximately 87% of the employees within US Airways Group are represented for collective bargaining purposes by labor unions, including unionized groups of our employees abroad. Some of our unions have brought and may continue to bring grievances to binding arbitration. Unions may also bring court actions and may seek to compel us to engage in the bargaining processes where we believe we have no such obligation. If successful, there is a risk these judicial or arbitral avenues could create additional costs that we did not anticipate.
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
Recently, climate change issues and greenhouse gas emissions (including carbon) have attracted international and domestic regulatory interest that may result in the imposition of additional regulation on airlines. For example, the EU has adopted legislation to include aviation within the EU’s existing greenhouse gas emission trading scheme effective in 2012. Any such regulatory activity in the future may adversely affect our business and financial results.
California is in the process of implementing environmental provisions aimed at limiting emissions from motorized vehicles, which may include some airline belt loaders and tugs and require a change of ground service vehicles. The future costs associated with replacing some or all of our ground fleets in California cities are currently not expected to have a material adverse affect on our business.
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
We operate principally through primary hubs in Charlotte, Philadelphia and Phoenix and focus cities in New York, Washington, D.C., Boston and Las Vegas. A majority of our flights either originate in or fly into one of these locations. A significant interruption or disruption in service at one of our hubs could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a severe impact on our business, operations and financial performance.

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
Our revenue and results of operations may be adversely affected by global events beyond our control. Acts of terrorism, wars or other military conflicts, including the war in Iraq, may depress air travel, particularly on international routes. An outbreak of a contagious disease such as Severe Acute Respiratory Syndrome (“SARS”), avian flu, or any other influenza-type illness, if it were to persist for an extended period, could again materially affect the airline industry and us by reducing revenues and impacting travel behavior. For example, the recent outbreak of the “swine flu,” or H1N1 influenza virus, has caused a decline in the demand of our flights to and from Mexico.
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

The use of US Airways Group’s NOLs and certain other tax attributes could be limited in the future.
From the time of the merger until the first half of 2007, a significant portion of US Airways Group’s common stock was beneficially owned by a small number of equity investors. Since the merger, some of the equity investors have sold portions of their holdings and other investors have purchased US Airways Group stock, and, as a result, we believe an “ownership change” as defined in Internal Revenue Code Section 382 occurred for US Airways Group in February 2007. When a company undergoes such an ownership change, Section 382 limits the future ability to utilize any net operating losses, or NOL, generated before the ownership change and certain subsequently recognized “built-in” losses and deductions, if any, existing as of the date of the ownership change. A company’s ability to utilize new NOL arising after the ownership change is not affected. Since February 2007 there have been additional changes in the ownership of US Airways Group that, if combined with sufficiently large future changes in ownership, could result in another “ownership change” as defined in Internal Revenue Code Section 382. Until US Airways Group has used all of its existing NOL, future shifts in ownership of US Airways Group’s common stock could result in a new Section 382 limit on our NOL as of the date of an additional ownership change. For purposes of determining if an ownership change has occurred, the right to convert convertible notes into stock may be treated as if US Airways Group had issued the underlying stock.
Risks Related to Our Common Stock
Our common stock has limited trading history and its market price may be volatile.
Our common stock began trading on the NYSE on September 27, 2005. The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:
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
The conversion of some or all of US Airways Group’s 7% senior convertible notes due 2020 or 7.25% convertible senior notes due 2014 will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the convertible notes may encourage short selling by market participants because the conversion of the notes could depress the price of our common stock.
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
Our charter documents include provisions limiting voting and ownership of our equity interests, which includes our common stock and our convertible notes, by foreign owners.
Our charter documents provide that, consistent with the requirements of Subtitle VII of Title 49 of the United States Code, as amended, or as the same may be from time to time amended (the “Aviation Act”), any person or entity who is not a “citizen of the United States” (as defined under the Aviation Act and administrative interpretations issued by the Department of Transportation, its predecessors and successors, from time to time), including any agent, trustee or representative of such person or entity (a “non-citizen”), shall not own (beneficially or of record) and/or control more than (a) 24.9% of the aggregate votes of all of our outstanding equity securities (as defined, which definition includes our capital stock, securities convertible into or exchangeable for shares of our capital stock, including our outstanding convertible notes, and any options, warrants or other rights to acquire capital stock) (the “voting cap amount”) or (b) 49.9% of our outstanding equity securities (the “absolute cap amount”). If non-citizens nonetheless at any time own and/or control more than the voting cap amount, the voting rights of the equity securities in excess of the voting cap amount shall be automatically suspended in accordance with the provisions of our bylaws. Voting rights of equity securities, if any, owned (beneficially or of record) by non-citizens shall be suspended in reverse chronological order based upon the date of registration in the foreign stock record. Further, if at any time a transfer of equity securities to a non-citizen would result in non-citizens owning more than the absolute cap amount, such transfer shall be void and of no effect, in accordance with provisions of our bylaws. Certificates for our equity securities must bear a legend set forth in our amended and restated certificate of incorporation stating that such equity securities are subject to the foregoing restrictions. Under our bylaws, it is the duty of each stockholder who is a non-citizen to register his, her or its equity securities on our foreign stock record. In addition, our bylaws provide that in the event that non-citizens shall own (beneficially or of record) or have voting control over any equity securities, the voting rights of such persons shall be subject to automatic suspension to the extent required to ensure that we are in compliance with applicable provisions of law and regulations relating to ownership or control of a United States air carrier. In the event that we determine that the equity securities registered on the foreign stock record or the stock records of the Company exceed the absolute cap amount, sufficient shares shall be removed from the foreign stock record and the stock records of the Company so that the number of shares entered therein does not exceed the absolute cap amount. Shares of equity securities shall be removed from the foreign stock record and the stock records of the Company in reverse chronological order based on the date of registration in the foreign stock record and the stock records of the Company.

Item 4. Submission of Matters to a Vote of Security Holders
At our Annual Meeting of Stockholders held on June 10, 2009, our stockholders approved the election of the following Class I directors to hold office until the 2012 Annual Meeting and until their successors are duly elected and qualified, or until their earlier death or resignation.

	Number of Shares
	For	Withheld
Herbert M. Baum	91,497,283	8,042,066
Matthew J. Hart	92,666,130	6,873,219
Richard C. Kraemer	91,438,445	8,100,904
Cheryl G. Krongard	91,493,553	8,045,796
The following directors’ terms of office as directors continued after the Annual Meeting: Denise M. O’Leary, George M. Philip, J. Steven Whisler, W. Douglas Parker and Bruce R. Lakefield.
The stockholders voted to ratify the appointment of KPMG LLP to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2009. The results were as follows:

For	Against	Abstain	Broker Non-Votes
97,802,594	937,721	799,017	—
The stockholders voted not to approve a stockholder proposal relating to cumulative voting. The results were as follows:

For	Against	Abstain	Broker Non-Votes
25,570,647	47,244,781	310,834	26,413,087
The stockholders voted to approve an amendment to US Airways Group, Inc.’s amended and restated certificate of incorporation to increase its authorized capital stock to 400,000,000 shares. The results were as follows:

For	Against	Abstain	Broker Non-Votes
88,640,701	9,637,169	977,026	—

Item 6. Exhibits

Exhibit No.	Description
4.1
Indenture, dated May 13, 2009, between US Airways Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to US Airways Group’s Current Report on Form 8-K filed on May 14, 2009).

4.2
First Supplemental Indenture, dated May 13, 2009, between US Airways Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee., including a form of 7.25% Convertible Senior Note due 2014 (incorporated by reference to Exhibit 4.2 to US Airways Group’s Current Report on Form 8-K filed on May 14, 2009).

31.1	Certification of US Airways Group’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of US Airways Group’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of US Airways’ Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.4	Certification of US Airways’ Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of US Airways Group’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of US Airways’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

US Airways Group, Inc. (Registrant)

Date: July 22, 2009	By:	/s/ Derek J. Kerr Derek J. Kerr
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

US Airways, Inc. (Registrant)

Date: July 22, 2009	By:	/s/ Derek J. Kerr Derek J. Kerr
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
4.1
Indenture, dated May 13, 2009, between US Airways Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to US Airways Group’s Current Report on Form 8-K filed on May 14, 2009).

4.2
First Supplemental Indenture, dated May 13, 2009, between US Airways Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee., including a form of 7.25% Convertible Senior Note due 2014 (incorporated by reference to Exhibit 4.2 to US Airways Group’s Current Report on Form 8-K filed on May 14, 2009).

31.1	Certification of US Airways Group’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of US Airways Group’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of US Airways’ Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.4	Certification of US Airways’ Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of US Airways Group’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of US Airways’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.