Form 10-Q
period 2009-09-30
US AIRWAYS GROUP INC; US AIRWAYS INC
filed 2009-10-22
CIK 701345, 714560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
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
As of October 16, 2009, there were approximately 161,102,717 shares of US Airways Group, Inc. common stock outstanding.
As of October 16, 2009, US Airways, Inc. had 1,000 shares of common stock outstanding, all of which were held by US Airways Group, Inc.

US Airways Group, Inc.
US Airways, Inc.
Form 10-Q
Quarterly Period Ended September 30, 2009

Page
Part I. Financial Information

Item 1A. Condensed Consolidated Financial Statements of US Airways Group, Inc.

Condensed Consolidated Statements of Operations	5

Condensed Consolidated Balance Sheets	6

Condensed Consolidated Statements of Cash Flows	7

Notes to the Condensed Consolidated Financial Statements	8

Item 1B. Condensed Consolidated Financial Statements of US Airways, Inc.

Condensed Consolidated Statements of Operations	17

Condensed Consolidated Balance Sheets	18

Condensed Consolidated Statements of Cash Flows	19

Notes to the Condensed Consolidated Financial Statements	20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures about Market Risk	60

Item 4. Controls and Procedures	61

Part II. Other Information

Item 1. Legal Proceedings	62

Item 1A. Risk Factors	62

Item 6. Exhibits	71

Signatures	72

Exhibit 2.1
Exhibit 3.1
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
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

•	changes in government legislation and regulation;
•	our ability to obtain and maintain adequate facilities and infrastructure to operate and grow our route network;
•	the impact of environmental laws and regulations;

•	costs of ongoing data security compliance requirements and the impact of any data security breach;
•	interruptions or disruptions in service at one or more of our hub airports;
•	the impact of any accident involving our aircraft;
•	delays in scheduled aircraft deliveries or other loss of anticipated fleet capacity;
•	the impact of weather conditions and seasonality of airline travel;
•	the cyclical nature of the airline industry;
•	the impact of possible future increases in insurance costs and disruptions to insurance markets;
•	the impact of foreign currency exchange rate fluctuations;
•	our ability to use NOLs and certain other tax attributes;
•	our ability to maintain contracts that are critical to our operations;
•	our ability to attract and retain customers; and
•	other risks and uncertainties listed from time to time in our reports to and filings with the Securities and Exchange Commission.
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
US Airways Group, Inc.
Condensed Consolidated Statements of Operations
(In millions, except share and per share amounts)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Operating revenues:
Mainline passenger	$1,757	$2,197	$5,092	$6,364
Express passenger	662	771	1,856	2,230
Cargo	23	37	67	111
Other	277	256	817	652

Total operating revenues	2,719	3,261	7,832	9,357
Operating expenses:
Aircraft fuel and related taxes	534	1,110	1,353	3,018
Loss (gain) on fuel hedging instruments, net	2	420	7	(80)
Salaries and related costs	553	567	1,653	1,701
Express expenses	654	844	1,882	2,400
Aircraft rent	171	183	523	544
Aircraft maintenance	174	188	532	601
Other rent and landing fees	148	137	422	424
Selling expenses	99	120	291	340
Special items, net	15	8	22	67
Depreciation and amortization	63	52	185	159
Goodwill impairment	—	—	—	622
Other	300	321	859	982

Total operating expenses	2,713	3,950	7,729	10,778

Operating income (loss)	6	(689)	103	(1,421)
Nonoperating income (expense):
Interest income	5	19	17	69
Interest expense, net	(81)	(58)	(229)	(176)
Other, net	(10)	(135)	(16)	(140)

Total nonoperating expense, net	(86)	(174)	(228)	(247)

Loss before income taxes	(80)	(863)	(125)	(1,668)
Income tax provision	—	3	—	3

Net loss	$(80)	$(866)	$(125)	$(1,671)

Loss per common share:
Basic loss per common share	$(0.60)	$(8.46)	$(1.01)	$(17.50)
Diluted loss per common share	$(0.60)	$(8.46)	$(1.01)	$(17.50)
Shares used for computation (in thousands):
Basic	132,985	102,406	123,632	95,522
Diluted	132,985	102,406	123,632	95,522
See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$1,242	$1,034
Investments in marketable securities	—	20
Restricted cash	—	186
Accounts receivable, net	341	293
Materials and supplies, net	237	201
Prepaid expenses and other	485	684

Total current assets	2,305	2,418
Property and equipment
Flight equipment	3,820	3,157
Ground property and equipment	887	816
Less accumulated depreciation and amortization	(1,109)	(954)

	3,598	3,019
Equipment purchase deposits	322	267

Total property and equipment	3,920	3,286
Other assets
Other intangibles, net of accumulated amortization of $107 million and $87 million, respectively	525	545
Restricted cash	530	540
Investments in marketable securities	228	187
Other assets	236	238

Total other assets	1,519	1,510

Total assets	$7,744	$7,214

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Current maturities of debt and capital leases	$491	$362
Accounts payable	347	797
Air traffic liability	852	698
Accrued compensation and vacation	193	158
Accrued taxes	138	142
Other accrued expenses	836	887

Total current liabilities	2,857	3,044
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	4,135	3,623
Deferred gains and credits, net	360	383
Postretirement benefits other than pensions	103	108
Employee benefit liabilities and other	549	550

Total noncurrent liabilities and deferred credits	5,147	4,664
Commitments and contingencies
Stockholders’ deficit
Common stock, $0.01 par value; 400,000,000 shares authorized, 161,518,096 and 161,102,048 shares issued and outstanding at September 30, 2009; 114,527,377 and 114,113,384 shares issued and outstanding at December 31, 2008	2	1
Additional paid-in capital	2,103	1,789
Accumulated other comprehensive income	109	65
Accumulated deficit	(2,461)	(2,336)
Treasury stock, common stock, 416,048 and 413,993 shares at September 30, 2009 and December 31, 2008	(13)	(13)

Total stockholders’ deficit	(260)	(494)

Total liabilities and stockholders’ deficit	$7,744	$7,214

See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Net cash provided by (used in) operating activities	$130	$(583)
Cash flows from investing activities:
Purchases of property and equipment	(676)	(755)
Purchases of marketable securities	—	(299)
Sales of marketable securities	20	416
Proceeds from sale of other investments	—	3
Decrease (increase) in long-term restricted cash	10	(117)
Proceeds from dispositions of property and equipment	55	17
Increase in equipment purchase deposits	(55)	(97)

Net cash used in investing activities	(646)	(832)
Cash flows from financing activities:
Repayments of debt and capital lease obligations	(271)	(205)
Proceeds from issuance of debt	803	669
Deferred financing costs	(11)	(8)
Proceeds from issuance of common stock, net	203	179

Net cash provided by financing activities	724	635

Net increase (decrease) in cash and cash equivalents	208	(780)
Cash and cash equivalents at beginning of period	1,034	1,948

Cash and cash equivalents at end of period	$1,242	$1,168

Non-cash investing and financing activities:
Note payables issued for aircraft purchases	$136	$—
Interest payable converted to debt	29	—
Maintenance payable converted to debt	13	—
Net unrealized gain on available for sale securities	(51)	—
Supplemental information:
Interest paid	$165	$173
Income taxes paid	—	—
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
Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162.” SFAS No. 168 establishes the FASB Accounting Standards Codification™ (the “Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. Effective July 1, 2009, the Codification superseded all existing non-SEC accounting and reporting standards.
In May 2008, the FASB issued FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” as adopted by the Codification on July 1, 2009. FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option. FSP APB 14-1 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. The liability component of the debt instrument is accreted to par using the effective yield method; accretion is reported as a component of interest expense. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment. FSP APB 14-1 must be applied retrospectively to previously issued cash-settleable convertible instruments as well as prospectively to newly issued instruments. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.
In September 2005, the Company issued a total of $144 million principal amount of 7% Senior Convertible Notes due 2020 (the “7% notes”). As of September 30, 2009, $74 million of principal amount remained outstanding under the 7% notes. The holders of these notes may convert, at any time prior to the earlier of the business day prior to the redemption date and the second business day preceding the maturity date, any outstanding notes (or portions thereof) into shares of the Company’s common stock, at an initial conversion rate of 41.4508 shares of common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $24.12 per share). In lieu of delivery of shares of common stock upon conversion of all or any portion of the 7% notes, the Company may elect to pay cash or a combination of shares and cash to holders surrendering notes for conversion. The 7% notes are subject to the provisions of FSP APB 14-1 since the 7% notes can be settled in cash upon conversion.

The Company adopted FSP APB 14-1 on January 1, 2009. The Company concluded that the fair value of the equity component of the 7% notes at the time of issuance in 2005 was $47 million. Upon retrospective application, the adoption resulted in a $29 million increase in accumulated deficit at December 31, 2008, comprised of non-cash interest expense of $17 million for the years 2005-2008 and non-cash losses on debt extinguishment of $12 million related to the partial conversion of certain of the 7% notes to common stock in 2006. As of September 30, 2009 and December 31, 2008, the carrying value of the equity component was $40 million. The principal amount of the outstanding notes, the unamortized discount and the net carrying value at September 30, 2009 was $74 million, $7 million and $67 million, respectively, and at December 31, 2008 was $74 million, $11 million and $63 million, respectively. The remaining period over which the unamortized discount will be recognized is one year. The Company recognized $1 million and $4 million in non-cash interest expense in the three and nine months ended September 30, 2009, respectively, and $1 million and $3 million in the three and nine months ended September 30, 2008, respectively, related to the adoption of FSP APB 14-1. In addition, the Company recognized $2 million and $4 million in cash interest expense in the three and nine months ended September 30, 2009, respectively, and $2 million and $4 million in cash interest expense in the three and nine months ended September 30, 2008, respectively. The following table presents the December 31, 2008 balance sheet line items affected as adjusted and as originally reported (in millions).

	December 31, 2008
	As Adjusted	As Reported
Long-term debt and capital leases, net of current maturities	$3,623	$3,634
Additional paid-in capital	1,789	1,749
Accumulated deficit	(2,336)	(2,307)
In April 2009, the FASB issued FSP Financial Accounting Standards (“FAS”) 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” as adopted by the Codification on July 1, 2009. This FSP changes existing guidance for determining whether an impairment of debt securities is other-than-temporary. The FSP requires other-than-temporary impairments to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses) which is recognized in earnings and the amount related to other factors (referred to as noncredit losses) which is recognized in other comprehensive income. This noncredit loss component of the impairment may only be classified in other comprehensive income if both of the following conditions are met (a) the holder of the security concludes that it does not intend to sell the security and (b) the holder concludes that it is more likely than not that the holder will not be required to sell the security before the security recovers its value. If these conditions are not met, the noncredit loss must also be recognized in earnings. When adopting the FSP, an entity is required to record a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. The Company adopted FSP FAS 115-2 and FAS 124-2 as of April 1, 2009. The Company does not meet the conditions necessary to recognize the noncredit loss component of its auction rate securities in other comprehensive income. Accordingly, the Company did not reclassify any previously recognized other-than-temporary impairment losses from retained earnings to accumulated other comprehensive income and the adoption of FSP FAS 115-2 and FAS 124-2 had no material impact on the Company’s condensed consolidated financial statements. Refer to Note 8 for further discussion of the Company’s investments in marketable securities.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” as adopted by the Codification on July 1, 2009. This FSP provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company adopted FSP FAS 157-4 during the second quarter of 2009, and its application had no impact on the Company’s condensed consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” as adopted by the Codification on July 1, 2009, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted SFAS No. 165 during the second quarter of 2009, and its application had no impact on the Company’s condensed consolidated financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was October 21, 2009.
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

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements.” ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. A company may elect, but will not be required, to adopt the amendments in ASU No. 2009-13 retrospectively for all prior periods. Management is currently evaluating the requirements of ASU No. 2009-13 and has not yet determined the impact on the Company’s condensed consolidated financial statements.
2. Special Items, Net
Special items, net as shown on the condensed consolidated statements of operations included the following charges for the three and nine months ended September 30, 2009 and 2008 (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Aircraft costs (a)	$10	$—	$16	$6
Severance and other charges (b)	5	8	6	8
Merger related transition expenses (c)	—	—	—	35
Asset impairment charges (d)	—	—	—	18

Special items, net	$15	$8	$22	$67

(a)
In connection with previously announced capacity reductions, the Company recorded $10 million and $16 million in the three and nine months ended September 30, 2009, respectively, in charges for aircraft costs. The Company also recognized $6 million in aircraft costs in the nine months ended September 30, 2008.

(b)
The Company recorded $5 million and $6 million in severance and other charges in the three and nine months ended September 30, 2009, respectively. The Company also recognized $8 million in severance charges related to capacity reductions in the third quarter of 2008.

(c)
In connection with the effort to consolidate functions and integrate organizations, procedures and operations, the Company incurred $35 million of merger related transition expenses in the first nine months of 2008. These expenses included $12 million in uniform costs to transition employees to the new US Airways uniforms; $5 million in applicable employment tax expenses related to contractual benefits granted to certain current and former employees as a result of the merger; $6 million in compensation expenses for equity awards granted in connection with the merger to retain key employees through the integration period; $5 million of aircraft livery costs; $4 million in professional and technical fees related to the integration of airline operations systems; and $3 million in other expenses.

(d)
In the nine months ended September 30, 2008, the Company recorded $18 million in non-cash impairment charges related to the decline in the fair value of certain spare parts associated with the Company’s Boeing 737 aircraft fleet.

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Basic and diluted loss per share:
Net loss	$(80)	$(866)	$(125)	$(1,671)

Weighted average common shares outstanding (in thousands)	132,985	102,406	123,632	95,522

Basic and diluted loss per share	$(0.60)	$(8.46)	$(1.01)	$(17.50)

For the three and nine months ended September 30, 2009, 12,128,427 and 11,288,952 shares, respectively, underlying stock options, stock appreciation rights and restricted stock units were not included in the computation of diluted EPS because inclusion of such shares would be antidilutive or because the exercise prices were greater than the average market price of common stock for the period. In addition, for the three and nine months ended September 30, 2009, 3,048,914 incremental shares from the assumed conversion of the 7% notes were excluded from the computation of diluted EPS due to their antidilutive effect. For the three and nine months ended September 30, 2009, 37,746,174 and 19,357,012 incremental shares, respectively, from the assumed conversion of the 7.25% convertible senior notes were excluded from the computation of diluted EPS due to their antidilutive effect.
For the three and nine months ended September 30, 2008, 9,256,697 and 7,602,552 shares, respectively, underlying stock options, stock appreciation rights and restricted stock units were not included in the computation of diluted EPS because inclusion of such shares would be antidilutive or because the exercise prices were greater than the average market price of common stock for the period. For the three and nine months ended September 30, 2008, 3,048,914 incremental shares from assumed conversion of the 7% notes were excluded from the computation of diluted EPS due to their antidilutive effect.

4. Debt
The following table details the Company’s debt (in millions). Variable interest rates listed are the rates as of September 30, 2009.

	September 30,	December 31,
	2009	2008
Secured
Citicorp North America loan, variable interest rate of 2.75%, installments due through 2014	$1,168	$1,184
Equipment loans, aircraft pre-delivery payment financings and other notes payable, fixed and variable interest rates ranging from 1.64% to 10.51%, averaging 4.32%, maturing from 2010 to 2021	2,226	1,674
Aircraft enhanced equipment trust certificates (“EETCs”), fixed interest rates ranging from 7.08% to 9.01%, averaging 7.79%, maturing from 2015 to 2022	505	540
Slot financing, fixed interest rate of 8.08%, interest only payments until due in 2015	47	47
Capital lease obligations, interest rate of 8%, installments due through 2021	37	39
Senior secured discount notes, variable interest rate of 5.39%, due in 2009	32	32

	4,015	3,516
Unsecured
Barclays prepaid miles, variable interest rate of 5%, interest only payments	200	200
Airbus advance, repayments beginning in 2010 through 2018	237	207
7% senior convertible notes, interest only payments until due in 2020	74	74
7.25% convertible senior notes, interest only payments until due in 2014	172	—
Engine maintenance notes	54	72
Industrial development bonds, fixed interest rate of 6.3%, interest only payments until due in 2023	29	29
Note payable to Pension Benefit Guaranty Corporation, fixed interest rate of 6%, interest only payments until due in 2012	10	10
Other notes payable, due in 2009 to 2011	70	45

	846	637

Total long-term debt and capital lease obligations	4,861	4,153
Less: Total unamortized discount on debt	(235)	(168)
Current maturities, less $1 million and $10 million of unamortized discount on debt at September 30, 2009 and December 31, 2008, respectively	(491)	(362)

Long-term debt and capital lease obligations, net of current maturities	$4,135	$3,623

The Company was in compliance with the covenants in its debt agreements at September 30, 2009.
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
Holders may convert their 7.25% notes at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date for the 7.25% notes. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of US Airways Group’s common stock or a combination thereof at the Company’s election. The initial conversion rate for the 7.25% notes is 218.8184 shares of US Airways Group’s common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $4.57 per share). Such conversion rate is subject to adjustment in certain events.
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

As the 7.25% notes can be settled in cash upon conversion, for accounting purposes, the 7.25% notes were bifurcated into a debt component that is initially recorded at fair value and an equity component. The Company concluded that the fair value of the equity component of its 7.25% notes is $98 million. The unamortized debt discount at September 30, 2009 is $95 million and the carrying value of the notes is $77 million. The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 4.7 years as follows: $3 million in 2009, $12 million in 2010, $16 million in 2011, $22 million in 2012, $29 million in 2013 and $13 million in 2014. The Company recognized $2 million and $3 million in non-cash interest expense in the three and nine months ended September 30, 2009, respectively, related to the amortization of the debt discount.
Other 2009 Financing Transactions
On January 16, 2009, US Airways exercised its right to obtain new loan commitments and incur additional loans under a spare parts loan agreement. In connection with the exercise of that right, Airbus Financial Services funded $50 million in satisfaction of a previous commitment. This loan will mature on October 20, 2014, bears interest at a rate of LIBOR plus a margin and is secured by the collateral securing loans under the spare parts loan agreement.
On March 31, 2009, US Airways again exercised its right to obtain new loan commitments and incur additional loans under the spare parts loan agreement and borrowed $50 million. This loan will mature on October 20, 2014, bears interest at a rate of LIBOR plus a margin and is secured by the collateral securing loans under the spare parts loan agreement. US Airways used a portion of the proceeds to purchase an A321 aircraft previously leased to US Airways by an affiliate of the debt holder. As a result, this aircraft became unencumbered.
In June 2009, US Airways entered into loan agreements totaling $132 million to finance the acquisition of certain A330-200 aircraft. The loans bear interest at a rate of LIBOR plus an applicable margin, contain default provisions and other covenants that are typical in the industry for similar financings and are amortized over seven years with balloon payments at maturity.
In the third quarter of 2009, US Airways utilized backstop financing through the manufacturer totaling $104 million to finance the acquisition of certain A320 family aircraft. The financing bears interest at a rate of LIBOR plus an applicable margin, contains default provisions and other covenants that are typical in the industry for similar financings and is amortized over twelve years.
US Airways Group had previously entered into a co-branded credit card agreement with Barclays Bank Delaware. The agreement provides for, among other things, the pre-purchase of frequent flyer miles in the aggregate amount of $200 million. Barclays has agreed that it will pre-purchase additional miles on a monthly basis in an amount equal to the difference between $200 million and the amount of unused miles then outstanding, which purchases average approximately $17 million per month. Among the conditions to this monthly purchase of miles is a requirement that US Airways Group maintain an unrestricted cash balance of at least $1.5 billion. In September 2009, Barclays agreed to temporarily reduce this requirement to $1.35 billion for the months of August through October 2009.
Fair Value of Debt
The fair value of the Company’s long-term debt was approximately $3.54 billion and $3.31 billion at September 30, 2009 and December 31, 2008, respectively. The fair values were estimated using quoted market prices where available. For long-term debt not actively traded, fair values were estimated using a discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.
5. Income Taxes
As of December 31, 2008, the Company had approximately $1.4 billion of gross net operating loss carryforwards (“NOL”) to reduce future federal taxable income, substantially all of which is available to reduce federal taxable income in the calendar year 2009. The NOL expires during the years 2022 through 2028. The Company’s deferred tax asset, which included $1.3 billion of the NOL discussed above, has been subject to a full valuation allowance. The Company also had approximately $77 million of tax-effected state NOL at December 31, 2008.
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
The Company reported a loss in the nine months ended September 30, 2009 and did not record a tax provision in any 2009 period.
The Company recorded income tax expense of $3 million in the three and nine month periods ended September 30, 2008 related to a reconciliation of the 2007 tax provision to the tax return as filed in the third quarter of 2008.

6. Express Expenses
Expenses associated with the Company’s wholly owned regional airlines and affiliate regional airlines operating as US Airways Express are classified as Express expenses on the condensed consolidated statements of operations. Express expenses consist of the following (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Aircraft fuel and related taxes	$171	$349	$438	$938
Salaries and related costs	63	62	187	189
Capacity purchases	271	269	802	798
Aircraft rent	13	13	39	38
Aircraft maintenance	19	20	62	59
Other rent and landing fees	30	35	91	89
Selling expenses	41	45	115	127
Depreciation and amortization	6	6	18	18
Other expenses	40	45	130	144

Express expenses	$654	$844	$1,882	$2,400

7. Derivative Instruments
To manage the risk of changes in aviation fuel prices, the Company periodically enters into derivative contracts comprised of heating oil-based derivative instruments to hedge a portion of its projected jet fuel requirements. Since the third quarter of 2008, the Company has not entered into any new transactions as part of its fuel hedging program and as of September 30, 2009, there were no remaining outstanding fuel hedging contracts.
The Company’s fuel hedging instruments did not qualify for hedge accounting. Accordingly, the derivative hedging instruments were recorded as an asset or liability on the balance sheet at fair value and any changes in fair value were recorded in the period of change as gains or losses on fuel hedging instruments, net in operating expenses in the accompanying condensed consolidated statements of operations. The following table details the Company’s loss (gain) on fuel hedging instruments, net (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Realized loss (gain)	$50	$(68)	$382	$(342)
Unrealized loss (gain)	(48)	488	(375)	262

Loss (gain) on fuel hedging instruments, net	$2	$420	$7	$(80)

The unrealized gains in the 2009 periods were related to the reversal of prior period unrealized losses due to contracts settling in the three and nine months ended September 30, 2009.
8. Investments in Marketable Securities (Noncurrent)
As of September 30, 2009, the Company held auction rate securities totaling $411 million at par value, which are classified as available for sale securities and noncurrent assets on the Company’s condensed consolidated balance sheets. Contractual maturities for these auction rate securities range from seven to 43 years, with 62% of the Company’s portfolio maturing within the next 10 years (2016 — 2017), 10% maturing within the next 20 years (2025), 16% maturing within the next 30 years (2033 — 2036) and 12% maturing thereafter (2039 — 2052). With the liquidity issues experienced in the global credit and capital markets, all of the Company’s auction rate securities have experienced failed auctions since August 2007. The estimated fair value of these auction rate securities no longer approximates par value. At September 30, 2009, the fair value of the Company’s auction rate securities was $228 million, a net increase of $14 million from June 30, 2009 and $41 million from December 31, 2008. Refer to Note 9 for discussion on how the Company determines the fair value of its investments in auction rate securities.
In the three and nine months ended September 30, 2009, the Company recorded unrealized gains of $17 million and $51 million, respectively, in other comprehensive income related to the increase in fair value of certain of the Company’s investments in auction rate securities. These unrealized gains were offset by other-than-temporary impairment charges of $3 million and $10 million, respectively, in the three and nine months ended September 30, 2009. These other-than-temporary impairment charges are recorded in other nonoperating expense, net and relate to the decline in fair value of certain of the Company’s investments in auction rate securities.

In the three and nine months ended September 30, 2008, the Company recorded $127 million and $140 million, respectively, of other-than-temporary impairment charges in other nonoperating expense, net. These charges in the three and nine months ended September 30, 2008, included $103 million and $48 million, respectively, of previously recorded unrealized losses in other comprehensive income.
The Company continues to monitor the market for auction rate securities and consider its impact (if any) on the fair value of its investments. If the current market conditions deteriorate, the Company may be required to record additional impairment charges in other nonoperating expense, net in future periods.
9. Fair Value Measurements
Assets measured at fair value on a recurring basis are as follows (in millions):

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs	Valuation
	Fair Value	(Level 1)	(Level 2)	(Level 3)	Technique
At September 30, 2009
Investments in marketable securities (noncurrent)	$228	$—	$—	$228	(1)
At December 31, 2008
Investments in marketable securities (noncurrent)	$187	$—	$—	$187	(1)
Fuel hedging derivatives	(375)	—	(375)	—	(2)

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

(2)
As the Company’s fuel hedging derivative instruments were not traded on a market exchange, the fair values were determined using valuation models which included assumptions about commodity prices based on those observed in the underlying markets. The fair value of fuel hedging derivatives is recorded in accounts payable on the consolidated balance sheets. Refer to Note 7 for further discussion of the Company’s fuel hedging derivatives.

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (in millions):

Investments in
Marketable
Securities
(Noncurrent)
Balance at December 31, 2008	$187
Unrealized gains recorded to other comprehensive income	51
Impairment losses included in other nonoperating expense, net	(10)

Balance at September 30, 2009	$228

10. Other Comprehensive Income (Loss)
The Company’s other comprehensive loss consists of the following (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net loss	$(80)	$(866)	$(125)	$(1,671)
Unrealized gains on available for sale securities	17	—	51	—
Recognition of previous unrealized losses now deemed other-than-temporary	—	103	—	48
Pension and other postretirement benefits	(2)	—	(7)	(3)

Total comprehensive loss	$(65)	$(763)	$(81)	$(1,626)

The components of accumulated other comprehensive income were as follows (in millions):

	September 30,	December 31,
	2009	2008
Pension and other postretirement benefits	$58	$65
Accumulated net unrealized gains on available for sale securities	51	—

Accumulated other comprehensive income	$109	$65

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
In September 2009, the Company completed an underwritten public offering of 26.3 million shares of common stock, as well as the exercise of 2.7 million shares of common stock included in an overallotment option, at a price of $4.75 per share. Net proceeds from the offering, after offering costs, were $137 million.
13. Slot Exchange
In August 2009, the Company and US Airways entered into a mutual asset purchase and sale agreement with Delta Air Lines, Inc. (“Delta”). Pursuant to the agreement, US Airways will transfer to Delta certain assets related to flight operations at LaGuardia Airport in New York, including 125 pairs of slots currently used to provide US Airways Express service at LaGuardia. Delta will transfer to US Airways certain assets related to flight operations at Reagan National Airport in Washington, D.C., including 42 pairs of slots, and the authority to serve Sao Paulo, Brazil and Tokyo, Japan. One slot equals one take-off or landing, and each pair of slots equals one roundtrip flight. The agreement is structured as two simultaneous asset sales and is expected to be cash neutral to US Airways. The closing of the transactions under the agreement is subject to certain closing conditions, including approvals from a number of government agencies including the U.S. Department of Justice, the U.S. Department of Transportation, the Federal Aviation Administration and The Port Authority of New York and New Jersey.
14. Subsequent Event
US Airways entered into a term sheet to sell 10 of its Embraer 190 aircraft to Republic Airline Inc. (“Republic”). Through October 21, 2009, five of the 10 aircraft sales have been completed and the remaining five are expected to close in the fourth quarter of 2009. US Airways will lease back eight of the 10 aircraft from Republic for periods ranging from one to seven months. Debt outstanding on the 10 Embraer aircraft was $217 million at September 30, 2009. In connection with this transaction, Republic has agreed to assume the full amount of this debt and release US Airways from its obligations associated with the principal due under the debt. Additionally, at September 30, 2009, US Airways had $35 million outstanding under a loan from Republic (the “Republic loan”). The Republic loan was scheduled to be repaid starting in January 2010 and fully repaid in October 2011. In accordance with the term sheet, the full amount outstanding under the Republic loan will be applied to the purchase price of the 10 aircraft. US Airways expects to incur an aggregate loss of approximately $47 million from the sale of the 10 aircraft and write-off of debt discount associated with the Republic loan in the fourth quarter of 2009.

Item 1B.	Condensed Consolidated Financial Statements of US Airways, Inc.
US Airways, Inc.
Condensed Consolidated Statements of Operations
(In millions)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Operating revenues:
Mainline passenger	$1,757	$2,197	$5,092	$6,364
Express passenger	662	771	1,856	2,230
Cargo	23	37	67	111
Other	316	288	930	742

Total operating revenues	2,758	3,293	7,945	9,447
Operating expenses:
Aircraft fuel and related taxes	534	1,110	1,353	3,018
Loss (gain) on fuel hedging instruments, net	2	420	7	(80)
Salaries and related costs	553	567	1,653	1,701
Express expenses	689	872	1,975	2,485
Aircraft rent	171	183	523	544
Aircraft maintenance	174	188	532	601
Other rent and landing fees	148	137	422	424
Selling expenses	99	120	291	340
Special items, net	15	8	22	67
Depreciation and amortization	65	55	192	166
Goodwill impairment	—	—	—	622
Other	307	321	879	977

Total operating expenses	2,757	3,981	7,849	10,865

Operating income (loss)	1	(688)	96	(1,418)
Nonoperating income (expense):
Interest income	5	19	17	68
Interest expense, net	(64)	(48)	(189)	(146)
Other, net	(10)	(135)	(18)	(140)

Total nonoperating expense, net	(69)	(164)	(190)	(218)

Loss before income taxes	(68)	(852)	(94)	(1,636)
Income tax provision	—	3	—	3

Net loss	$(68)	$(855)	$(94)	$(1,639)

See accompanying notes to the condensed consolidated financial statements.

US Airways, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$965	$1,026
Investments in marketable securities	—	20
Restricted cash	—	186
Accounts receivable, net	338	291
Materials and supplies, net	199	163
Prepaid expenses and other	473	673

Total current assets	1,975	2,359
Property and equipment
Flight equipment	3,679	3,017
Ground property and equipment	860	791
Less accumulated depreciation and amortization	(1,059)	(914)

	3,480	2,894
Equipment purchase deposits	322	267

Total property and equipment	3,802	3,161
Other assets
Other intangibles, net of accumulated amortization of $100 million and $81 million, respectively	489	508
Restricted cash	530	540
Investments in marketable securities	228	187
Other assets	199	199

Total other assets	1,446	1,434

Total assets	$7,223	$6,954

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities
Current maturities of debt and capital leases	$475	$346
Accounts payable	329	781
Payables to related parties, net	478	985
Air traffic liability	852	698
Accrued compensation and vacation	184	147
Accrued taxes	139	142
Other accrued expenses	807	867

Total current liabilities	3,264	3,966
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	2,673	2,236
Deferred gains and credits, net	334	342
Postretirement benefits other than pensions	102	107
Employee benefit liabilities and other	521	524

Total noncurrent liabilities and deferred credits	3,630	3,209
Commitments and contingencies
Stockholder’s equity (deficit)
Common stock, $1 par value, 1,000 shares issued and outstanding	—	—
Additional paid-in capital	2,445	1,845
Accumulated other comprehensive income	122	78
Accumulated deficit	(2,238)	(2,144)

Total stockholder’s equity (deficit)	329	(221)

Total liabilities and stockholder’s equity (deficit)	$7,223	$6,954

See accompanying notes to the condensed consolidated financial statements.

US Airways, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Net cash provided by (used in) operating activities	$211	$(438)
Cash flows from investing activities:
Purchases of property and equipment	(672)	(734)
Purchases of marketable securities	—	(299)
Sales of marketable securities	20	416
Proceeds from sale of other investments	—	3
Decrease (increase) in long-term restricted cash	10	(117)
Proceeds from dispositions of property and equipment	55	17
Increase in equipment purchase deposits	(55)	(97)

Net cash used in investing activities	(642)	(811)
Cash flows from financing activities:
Repayments of debt and capital lease obligations	(255)	(189)
Proceeds from issuance of debt	631	669
Deferred financing costs	(6)	(8)

Net cash provided by financing activities	370	472

Net decrease in cash and cash equivalents	(61)	(777)
Cash and cash equivalents at beginning of period	1,026	1,940

Cash and cash equivalents at end of period	$965	$1,163

Non-cash investing and financing activities:
Forgiveness of intercompany payable to US Airways Group	$600	$—
Note payables issued for aircraft purchases	136	—
Interest payable converted to debt	29	—
Maintenance payable converted to debt	13	—
Net unrealized gain on available for sale securities	(51)	—
Supplemental information:
Interest paid	$126	$101
Income taxes paid	—	—
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
Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162.” SFAS No. 168 establishes the FASB Accounting Standards Codification™ (the “Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. Effective July 1, 2009, the Codification superseded all existing non-SEC accounting and reporting standards.
In April 2009, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standards (“FAS”) 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” as adopted by the Codification on July 1, 2009. This FSP changes existing guidance for determining whether an impairment of debt securities is other-than-temporary. The FSP requires other-than-temporary impairments to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses) which is recognized in earnings and the amount related to other factors (referred to as noncredit losses) which is recognized in other comprehensive income. This noncredit loss component of the impairment may only be classified in other comprehensive income if both of the following conditions are met (a) the holder of the security concludes that it does not intend to sell the security and (b) the holder concludes that it is more likely than not that the holder will not be required to sell the security before the security recovers its value. If these conditions are not met, the noncredit loss must also be recognized in earnings. When adopting the FSP, an entity is required to record a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. US Airways adopted FSP FAS 115-2 and FAS 124-2 as of April 1, 2009. US Airways does not meet the conditions necessary to recognize the noncredit loss component of its auction rate securities in other comprehensive income. Accordingly, US Airways did not reclassify any previously recognized other-than-temporary impairment losses from retained earnings to accumulated other comprehensive income and the adoption of FSP FAS 115-2 and FAS 124-2 had no material impact on US Airways’ condensed consolidated financial statements. Refer to Note 8 for further discussion of US Airways’ investments in marketable securities.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” as adopted by the Codification on July 1, 2009. This FSP provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. US Airways adopted FSP FAS 157-4 during the second quarter of 2009, and its application had no impact on US Airways’ condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” as adopted by the Codification on July 1, 2009, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. US Airways adopted SFAS No. 165 during the second quarter of 2009, and its application had no impact on US Airways’ condensed consolidated financial statements. US Airways evaluated subsequent events through the date the accompanying financial statements were issued, which was October 21, 2009.
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
In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements.” ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. A company may elect, but will not be required, to adopt the amendments in ASU No. 2009-13 retrospectively for all prior periods. Management is currently evaluating the requirements of ASU No. 2009-13 and has not yet determined the impact on US Airways’ condensed consolidated financial statements.

2. Special Items, Net
Special items, net as shown on the condensed consolidated statements of operations included the following charges for the three and nine months ended September 30, 2009 and 2008 (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Aircraft costs (a)	$10	$—	$16	$6
Severance and other charges (b)	5	8	6	8
Merger related transition expenses (c)	—	—	—	35
Asset impairment charges (d)	—	—	—	18

Special items, net	$15	$8	$22	$67

(a)
In connection with previously announced capacity reductions, US Airways recorded $10 million and $16 million in the three and nine months ended September 30, 2009, respectively, in charges for aircraft costs. US Airways also recognized $6 million in aircraft costs in the nine months ended September 30, 2008.

(b)
US Airways recorded $5 million and $6 million in severance and other charges in the three and nine months ended September 30, 2009, respectively. US Airways also recognized $8 million in severance charges related to capacity reductions in the third quarter of 2008.

(c)
In connection with the effort to consolidate functions and integrate organizations, procedures and operations, US Airways incurred $35 million of merger related transition expenses in the first nine months of 2008. These expenses included $12 million in uniform costs to transition employees to the new US Airways uniforms; $5 million in applicable employment tax expenses related to contractual benefits granted to certain current and former employees as a result of the merger; $6 million in compensation expenses for equity awards granted in connection with the merger to retain key employees through the integration period; $5 million of aircraft livery costs; $4 million in professional and technical fees related to the integration of airline operations systems; and $3 million in other expenses.

(d)
In the nine months ended September 30, 2008, US Airways recorded $18 million in non-cash impairment charges related to the decline in the fair value of certain spare parts associated with its Boeing 737 aircraft fleet.

3. Debt
The following table details US Airways’ debt (in millions). Variable interest rates listed are the rates as of September 30, 2009.

	September 30,	December 31,
	2009	2008
Secured
Equipment loans, aircraft pre-delivery payment financings and other notes payable, fixed and variable interest rates ranging from 1.64% to 10.51%, averaging 4.32%, maturing from 2010 to 2021	$2,226	$1,674
Aircraft enhanced equipment trust certificates (“EETCs”), fixed interest rates ranging from 7.08% to 9.01%, averaging 7.79%, maturing from 2015 to 2022	505	540
Slot financing, fixed interest rate of 8.08%, interest only payments until due in 2015	47	47
Capital lease obligations, interest rate of 8%, installments due through 2021	37	39
Senior secured discount notes, variable interest rate of 5.39%, due in 2009	32	32

	2,847	2,332
Unsecured
Airbus advance, repayments beginning in 2010 through 2018	237	207
Engine maintenance notes	54	72
Industrial development bonds, fixed interest rate of 6.3%, interest only payments until due in 2023	29	29
Note payable to Pension Benefit Guaranty Corporation, fixed interest rate of 6%, interest only payments until due in 2012	10	10
Other notes payable, due in 2009 to 2011	70	45

	400	363

Total long-term debt and capital lease obligations	3,247	2,695
Less: Total unamortized discount on debt	(99)	(113)
Current maturities, less $1 million and $10 million of unamortized discount on debt at September 30, 2009 and December 31, 2008, respectively	(475)	(346)

Long-term debt and capital lease obligations, net of current maturities	$2,673	$2,236

US Airways was in compliance with the covenants in its debt agreements at September 30, 2009.
2009 Financing Transactions
On January 16, 2009, US Airways exercised its right to obtain new loan commitments and incur additional loans under a spare parts loan agreement. In connection with the exercise of that right, Airbus Financial Services funded $50 million in satisfaction of a previous commitment. This loan will mature on October 20, 2014, bears interest at a rate of LIBOR plus a margin and is secured by the collateral securing loans under the spare parts loan agreement.
On March 31, 2009, US Airways again exercised its right to obtain new loan commitments and incur additional loans under the spare parts loan agreement and borrowed $50 million. This loan will mature on October 20, 2014, bears interest at a rate of LIBOR plus a margin and is secured by the collateral securing loans under the spare parts loan agreement. US Airways used a portion of the proceeds to purchase an A321 aircraft previously leased to US Airways by an affiliate of the debt holder. As a result, this aircraft became unencumbered.
In June 2009, US Airways entered into loan agreements totaling $132 million to finance the acquisition of certain A330-200 aircraft. The loans bear interest at a rate of LIBOR plus an applicable margin, contain default provisions and other covenants that are typical in the industry for similar financings and are amortized over seven years with balloon payments at maturity.
In the third quarter of 2009, US Airways utilized backstop financing through the manufacturer totaling $104 million to finance the acquisition of certain A320 family aircraft. The financing bears interest at a rate of LIBOR plus an applicable margin, contains default provisions and other covenants that are typical in the industry for similar financings and is amortized over twelve years.
Fair Value of Debt
The fair value of US Airways’ long-term debt was approximately $2.61 billion and $2.28 billion at September 30, 2009 and December 31, 2008, respectively. The fair values were estimated using quoted market prices where available. For long-term debt not actively traded, fair values were estimated using a discounted cash flow analysis, based on US Airways’ current incremental borrowing rates for similar types of borrowing arrangements.

4. Related Party Transactions
The following represents the net payable balances to related parties (in millions):

	September 30, 2009	December 31, 2008
US Airways Group	$439	$949
US Airways Group’s wholly owned subsidiaries	39	36

	$478	$985

US Airways Group has the ability to move funds freely between operating subsidiaries to support operations. These transfers are recognized as intercompany transactions. In September 2009, US Airways Group contributed $600 million in net intercompany receivables due from US Airways to the capital of US Airways.
The net payable to US Airways Group’s wholly owned subsidiaries consists of amounts due under regional capacity agreements with the other airline subsidiaries and fuel purchase arrangements with a non-airline subsidiary.
5. Income Taxes
US Airways and its wholly owned subsidiaries are part of the US Airways Group consolidated income tax return.
As of December 31, 2008, US Airways had approximately $1.3 billion of gross net operating loss carryforwards (“NOL”) to reduce future federal taxable income, substantially all of which is available to reduce federal taxable income in the calendar year 2009. The NOL expires during the years 2022 through 2028. US Airways’ deferred tax asset, which included $1.2 billion of the NOL discussed above, has been subject to a full valuation allowance. US Airways also had approximately $72 million of tax-effected state NOL at December 31, 2008.
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
US Airways reported a loss in the nine months ended September 30, 2009 and did not record a tax provision in any 2009 period.
US Airways recorded income tax expense of $3 million in the three and nine month periods ended September 30, 2008 related to a reconciliation of the 2007 tax provision to the tax return as filed in the third quarter of 2008.
6. Express Expenses
Expenses associated with affiliate regional airlines operating as US Airways Express are classified as Express expenses on the condensed consolidated statements of operations. Express expenses consist of the following (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Aircraft fuel and related taxes	$171	$349	$438	$938
Salaries and related costs	6	5	18	16
Capacity purchases	425	419	1,261	1,255
Other rent and landing fees	24	30	75	74
Selling expenses	41	45	115	127
Other expenses	22	24	68	75

Express expenses	$689	$872	$1,975	$2,485

7. Derivative Instruments
To manage the risk of changes in aviation fuel prices, US Airways periodically enters into derivative contracts comprised of heating oil-based derivative instruments to hedge a portion of its projected jet fuel requirements. Since the third quarter of 2008, US Airways has not entered into any new transactions as part of its fuel hedging program and as of September 30, 2009, there were no remaining outstanding fuel hedging contracts.
US Airways’ fuel hedging instruments did not qualify for hedge accounting. Accordingly, the derivative hedging instruments were recorded as an asset or liability on the balance sheet at fair value and any changes in fair value were recorded in the period of change as gains or losses on fuel hedging instruments, net in operating expenses in the accompanying condensed consolidated statements of operations. The following table details US Airways’ loss (gain) on fuel hedging instruments, net (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Realized loss (gain)	$50	$(68)	$382	$(342)
Unrealized loss (gain)	(48)	488	(375)	262

Loss (gain) on fuel hedging instruments, net	$2	$420	$7	$(80)

The unrealized gains in the 2009 periods were related to the reversal of prior period unrealized losses due to contracts settling in the three and nine months ended September 30, 2009.
8. Investments in Marketable Securities (Noncurrent)
As of September 30, 2009, US Airways held auction rate securities totaling $411 million at par value, which are classified as available for sale securities and noncurrent assets on US Airways’ condensed consolidated balance sheets. Contractual maturities for these auction rate securities range from seven to 43 years, with 62% of US Airways’ portfolio maturing within the next 10 years (2016 — 2017), 10% maturing within the next 20 years (2025), 16% maturing within the next 30 years (2033 — 2036) and 12% maturing thereafter (2039 — 2052). With the liquidity issues experienced in the global credit and capital markets, all of US Airways’ auction rate securities have experienced failed auctions since August 2007. The estimated fair value of these auction rate securities no longer approximates par value. At September 30, 2009, the fair value of US Airways’ auction rate securities was $228 million, a net increase of $14 million from June 30, 2009 and $41 million from December 31, 2008. Refer to Note 9 for discussion on how US Airways determines the fair value of its investments in auction rate securities.
In the three and nine months ended September 30, 2009, US Airways recorded unrealized gains of $17 million and $51 million, respectively, in other comprehensive income related to the increase in fair value of certain of US Airways’ investments in auction rate securities. These unrealized gains were offset by other-than-temporary impairment charges of $3 million and $10 million, respectively, in the three and nine months ended September 30, 2009. These other-than-temporary impairment charges are recorded in other nonoperating expense, net and relate to the decline in fair value of certain of US Airways’ investments in auction rate securities.
In the three and nine months ended September 30, 2008, US Airways recorded $127 million and $140 million, respectively, of other-than-temporary impairment charges in other nonoperating expense, net. These charges in the three and nine months ended September 30, 2008, included $103 million and $48 million, respectively, of previously recorded unrealized losses in other comprehensive income.
US Airways continues to monitor the market for auction rate securities and consider its impact (if any) on the fair value of its investments. If the current market conditions deteriorate, US Airways may be required to record additional impairment charges in other nonoperating expense, net in future periods.

9. Fair Value Measurements
Assets measured at fair value on a recurring basis are as follows (in millions):

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs	Valuation
	Fair Value	(Level 1)	(Level 2)	(Level 3)	Technique
At September 30, 2009
Investments in marketable securities (noncurrent)	$228	$—	$—	$228	(1)
At December 31, 2008
Investments in marketable securities (noncurrent)	$187	$—	$—	$187	(1)
Fuel hedging derivatives	(375)	—	(375)	—	(2)

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

(2)
As US Airways’ fuel hedging derivative instruments were not traded on a market exchange, the fair values were determined using valuation models which included assumptions about commodity prices based on those observed in the underlying markets. The fair value of fuel hedging derivatives is recorded in accounts payable on the consolidated balance sheets. Refer to Note 7 for further discussion of US Airways’ fuel hedging derivatives.

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (in millions):

Investments in
Marketable
Securities
(Noncurrent)
Balance at December 31, 2008	$187
Unrealized gains recorded to other comprehensive income	51
Impairment losses included in other nonoperating expense, net	(10)

Balance at September 30, 2009	$228

10. Other Comprehensive Income (Loss)
US Airways’ other comprehensive loss consists of the following (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net loss	$(68)	$(855)	$(94)	$(1,639)
Unrealized gains on available for sale securities	17	—	51	—
Recognition of previous unrealized losses now deemed other-than-temporary	—	103	—	48
Other postretirement benefits	(2)	—	(7)	(2)

Total comprehensive loss	$(53)	$(752)	$(50)	$(1,593)

The components of accumulated other comprehensive income were as follows (in millions):

	September 30,	December 31,
	2009	2008
Other postretirement benefits	$71	$78
Accumulated net unrealized gains on available for sale securities	51	—

Accumulated other comprehensive income	$122	$78

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
12. Slot Exchange
In August 2009, US Airways Group and US Airways entered into a mutual asset purchase and sale agreement with Delta Air Lines, Inc. (“Delta”). Pursuant to the agreement, US Airways will transfer to Delta certain assets related to flight operations at LaGuardia Airport in New York, including 125 pairs of slots currently used to provide US Airways Express service at LaGuardia. Delta will transfer to US Airways certain assets related to flight operations at Reagan National Airport in Washington, D.C., including 42 pairs of slots, and the authority to serve Sao Paulo, Brazil and Tokyo, Japan. One slot equals one take-off or landing, and each pair of slots equals one roundtrip flight. The agreement is structured as two simultaneous asset sales and is expected to be cash neutral to US Airways. The closing of the transactions under the agreement is subject to certain closing conditions, including approvals from a number of government agencies including the U.S. Department of Justice, the U.S. Department of Transportation, the Federal Aviation Administration and The Port Authority of New York and New Jersey.
13. Subsequent Event
US Airways entered into a term sheet to sell 10 of its Embraer 190 aircraft to Republic Airline Inc. (“Republic”). Through October 21, 2009, five of the 10 aircraft sales have been completed and the remaining five are expected to close in the fourth quarter of 2009. US Airways will lease back eight of the 10 aircraft from Republic for periods ranging from one to seven months. Debt outstanding on the 10 Embraer aircraft was $217 million at September 30, 2009. In connection with this transaction, Republic has agreed to assume the full amount of this debt and release US Airways from its obligations associated with the principal due under the debt. Additionally, at September 30, 2009, US Airways had $35 million outstanding under a loan from Republic (the “Republic loan”). The Republic loan was scheduled to be repaid starting in January 2010 and fully repaid in October 2011. In accordance with the term sheet, the full amount outstanding under the Republic loan will be applied to the purchase price of the 10 aircraft. US Airways expects to incur an aggregate loss of approximately $47 million from the sale of the 10 aircraft and write-off of debt discount associated with the Republic loan in the fourth quarter of 2009.

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
We operate the fifth largest airline in the United States as measured by domestic revenue passenger miles (“RPMs”) and available seat miles (“ASMs”). We have primary hubs in Charlotte, Philadelphia and Phoenix, and focus cities in New York, Washington, D.C., Boston and Las Vegas. We offer scheduled passenger service on more than 3,000 flights daily to more than 200 communities in the United States, Canada, Europe, the Middle East, the Caribbean and Latin America. We also have an established East Coast route network, including the US Airways Shuttle service, with substantial presence at capacity constrained airports including New York’s LaGuardia Airport and the Washington, D.C. area’s Ronald Reagan Washington National Airport. For the nine months ended September 30, 2009, we had approximately 39 million passengers boarding our mainline flights. As of September 30, 2009, we operated 348 mainline jets and are supported by our regional airline subsidiaries and affiliates operating as US Airways Express either under capacity purchase or prorate agreements, which operate approximately 236 regional jets and 65 turboprops.
U.S. Airline Industry Environment
The airline industry in the United States has been severely impacted in 2009 by the global economic recession. Passenger demand, as reported by the Air Transport Association of America (“ATA”), continued to be down throughout the third quarter of 2009 as compared to the same period in 2008. ATA reported U.S. airline passenger revenues were down 21% for the first nine months of 2009 and September 2009 marked the eleventh consecutive month in which industry revenues have fallen.
Business bookings continue to be down sharply as, in response to the economic recession, companies have cut costs by reducing their travel budgets. For those companies whose employees continue to travel for business, airlines are experiencing lower yields as travelers are purchasing the tickets carrying fewer restrictions at lower fares. The contraction of business spending has also significantly impacted cargo demand. ATA reported that cargo, as measured by revenue ton miles, declined 18% year-over-year in the first eight months of 2009. August 2009 marked the thirteenth consecutive month of declining cargo traffic. Leisure travel has held up relatively well, although yields have significantly declined.
Many U.S. airlines continue to report strong load factors through the third quarter of 2009 as capacity cuts have helped offset the decline in demand for air travel. However industry revenues have been adversely affected by severe fare discounting by carriers to stimulate demand. Passenger revenue per available seat mile (“PRASM”) is down significantly in the third quarter of 2009 with substantially greater declines experienced in international markets. International markets continue to be more severely impacted by the economic slowdown than domestic markets. This is a result of capacity expansion overseas during the past several years, which the U.S. industry only intends to reduce by 6% in 2009 as compared to domestic capacity reductions of 8%. Additionally, international traffic has greater reliance on premium business and first class seating and cargo to drive profitability.
U.S. airlines, like other airlines worldwide, remain highly vulnerable to increases in fuel costs. The price of crude oil is down substantially from its record high of $147 per barrel in July 2008, which offsets some of the effects of declining passenger demand resulting from the economic recession. Typically, falling fuel prices would be a natural hedge during times of weak travel demand. However, during the first nine months of 2009, the price of crude oil on a per barrel basis was volatile, ranging from a high of $73.68 to a low of $34.03, and closing at $70.46 on September 30, 2009. This volatility in oil prices has made use of hedging positions by airlines to contain fuel costs either expensive (call options) or risky due to counterparty cash collateral requirements (collars and swaps).
There are some signs that improvement may be on the horizon. For example, monthly year-over-year declines in yield for U.S. airlines, as reported by ATA, reached a high of 21% in June 2009. ATA has since reported improvements in the third quarter, with September 2009 monthly year-over-year declines in yield reported at 18%. However, heading into fall and winter, the seasonally weakest periods of the year for the airline industry, it is difficult to predict the ongoing effects of the global economic recession. Accordingly, the industry is focused on conserving and building cash and matching capacity to demand. During the third quarter of 2009, credit markets were increasingly open to airlines and several U.S. airlines raised cash to enhance liquidity through a number of initiatives such as traditional public stock and debt issuances, asset sales, asset sale and leasebacks, and transactions with affinity credit card issuers.

US Airways
Relative to other U.S. legacy or big six hub and spoke carriers, our larger domestic presence means our revenues are less adversely affected by the global economic downturn. The industry has taken much more aggressive corrective capacity reductions domestically and we are less exposed to the sharp declines in passenger and cargo demand in international markets. Our international transatlantic traffic represents approximately 22% of our total ASMs. As a result, our total revenue passenger miles (“RPMs”) for the nine months ended September 30, 2009 decreased 4.8% on 5.3% lower capacity as compared to the same period in 2008, whereas overall U.S. industry declines in demand in this same period averaged 6% on 6% lower capacity. Cargo represents approximately 1% of our operating revenues.
We have also benefited from our new revenue initiatives implemented in 2008, which have generated $305 million in ancillary revenues for the nine months ended September 30, 2009 and are expected to generate in excess of $400 million for fiscal year 2009. Given our shorter length of haul and domestic focus, we believe these initiatives will benefit us more than our competitors. Ancillary revenues include a first and second checked bag service fee, processing fees for travel awards issued through our Dividend Miles frequent traveler program, our new Choice Seats program, increases to the cost of call center/airport ticketing fees and increases to certain preexisting service fees. As a result of these new ancillary revenues, while our mainline and Express PRASM was 10.75 cents in the third quarter of 2009, a 15.4% decline as compared to 12.71 cents in the third quarter of 2008, our total revenue per available seat mile (“RASM”) declined by a lower amount. RASM was 12.08 cents in the third quarter of 2009, as compared to 13.97 cents in the third quarter of 2008, representing only a 13.5% decline. Our ancillary revenues were strengthened in the third quarter of 2009, as we implemented increases to our first and second checked bag fees and added a second checked bag fee on our trans-Atlantic European flights.
During the first nine months of 2009, we continued our capacity reduction, cost control and cash conservation initiatives to further improve our liquidity position.
Capacity and Fleet Reductions
We are continuing to execute our plan of reducing our 2009 total mainline capacity by 4% to 6% and our Express capacity by 4% to 6% from 2008 levels. During the first nine months of 2009, we reduced our mainline and Express capacity by 5.5% and 4.5%, respectively, over the 2008 period. We are achieving our 2009 capacity reductions through the return of aircraft to lessors and reductions in aircraft utilization.
We are also executing strategic transactions to better match capacity to demand. In August 2009, US Airways Group and US Airways entered into a mutual asset purchase and sale agreement with Delta Air Lines, Inc. (“Delta”). Pursuant to the agreement, US Airways will transfer to Delta certain assets related to flight operations at LaGuardia Airport in New York, including 125 pairs of slots currently used to provide US Airways Express service at LaGuardia. Delta will transfer to US Airways certain assets related to flight operations at Reagan National Airport in Washington, D.C., including 42 pairs of slots, and the authority to serve Sao Paulo, Brazil and Tokyo, Japan. One slot equals one take-off or landing, and each pair of slots equals one roundtrip flight. The agreement is structured as two simultaneous asset sales and is expected to be cash neutral to US Airways. The closing of the transactions under the agreement is subject to certain closing conditions, including approvals from a number of government agencies including the U.S. Department of Justice, the U.S. Department of Transportation, the Federal Aviation Administration and The Port Authority of New York and New Jersey. If approved, this transaction will significantly increase our capacity in the Washington, D.C. market.
Cost Control
We remain committed to maintaining a low cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: the health of the economy and the price of fuel. As a result of reduced flying discussed above, we have reduced non-essential headcount through voluntary and involuntary furlough programs as well as attrition. In connection with our capacity reductions described above, we have eliminated approximately 3,200 positions across the system including 300 pilots, 800 flight attendants, 1,400 airport employees and 700 non-union administrative management and staff since the third quarter of 2008. Most importantly, we control costs by continuing to run a good operation. See the “Customer Service” section below for further discussion. Additionally, in the current industry environment, our cost focus has been extended to cash conservation, and we intend to minimize or defer discretionary expenditures.

Liquidity
As of September 30, 2009, our cash, cash equivalents, investments in marketable securities and restricted cash were $2 billion, of which $530 million was restricted. Our investments in marketable securities included $228 million of auction rate securities that are classified as noncurrent assets on our condensed consolidated balance sheets. See “Liquidity and Capital Resources” for further discussion of our investments in auction rate securities.

	September 30,	December 31,
	2009	2008
	(In millions)
Cash, cash equivalents and short-term investments in marketable securities	$1,242	$1,054
Short and long-term restricted cash	530	726
Long-term investments in marketable securities	228	187

Total cash, cash equivalents, investments in marketable securities and restricted cash	$2,000	$1,967

We have taken several actions in 2009 to strengthen our liquidity position. In the third quarter of 2009, we completed an underwritten public offering of common stock which generated net proceeds of $137 million. During the first half of 2009, we completed a series of financing transactions generating approximately $350 million in net proceeds, including common stock and convertible note offerings, which generated net proceeds of $234 million, an additional loan under a spare parts loan agreement, a loan secured by certain airport landing slots and an unsecured financing with one of our third party Express carriers.
All of our remaining A320 family aircraft scheduled for delivery in 2009 have backstop financing available through the manufacturer and we have secured financing for the remaining two A330-200 deliveries scheduled for delivery in 2009. Due to the uncertainty of the ongoing effects of the economic recession, we are pursuing additional sources of liquidity as well as strategies to preserve liquidity to strengthen our position.
Current Financial Results and Outlook
US Airways Group’s net loss for the third quarter of 2009 was $80 million, or a loss of $0.60 per share, as compared to a net loss of $866 million, or $8.46 per share, in the third quarter of 2008.
The average mainline and Express price per gallon of fuel decreased 49.3% to $1.90 in the third quarter of 2009 from $3.75 in the third quarter of 2008. As a result, our mainline and Express fuel expense for the third quarter of 2009 was $754 million or 51.7% lower than the 2008 period on 3.6% lower capacity. Since the third quarter of 2008, we have not entered into any new transactions as part of our fuel hedging program and as of September 30, 2009, there were no remaining outstanding fuel hedging contracts. Net losses associated with fuel hedging transactions were $2 million in the third quarter of 2009, a decline of $418 million from the 2008 period. The third quarter of 2009 included $50 million of net realized losses, offset by $48 million of net unrealized gains. In mark-to-market accounting, the unrealized losses recognized in prior periods are reversed as hedge transactions are settled in the current period.
While fuel costs decreased significantly, the weak demand environment caused by the global economic recession resulted in a $549 million or 18.5% decrease in mainline and Express passenger revenues in the third quarter of 2009 on lower capacity as compared to the 2008 period. Our mainline and Express PRASM was 10.75 cents in the third quarter of 2009, a 15.4% decline as compared to 12.71 cents in the third quarter of 2008. Mainline and Express yield was 13.01 cents in the third quarter of 2009 as compared to 15.45 cents in the third quarter of 2008, a 15.8% decline. As discussed above, our new ancillary revenues introduced during 2008 mitigated some of the impact of declining demand. While PRASM declined 15.4% as compared to the third quarter of 2008, our total RASM decline was only 13.5%, decreasing from 13.97 cents in the third quarter of 2008 to 12.08 cents in the third quarter of 2009.
While the magnitude of the ongoing impact of the weakened economic environment remains uncertain, we believe that our greater presence in U.S. domestic markets as well as our actions to increase revenue, reduce costs and strengthen and preserve liquidity have better positioned us relative to other U.S. legacy or big six hub and spoke carriers for the difficult global economy.

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
Through August 2009, we ranked first in on-time performance among the big six hub and spoke carriers as measured by the Department of Transportation’s (“DOT”) Air Travel Consumer Report. This follows our first place ranking for the full year 2008 among these same carriers. Our mishandled baggage ratio as reported by the DOT has significantly improved each month during the first nine months of 2009 as compared to the same period in 2008. For the months of July and August of 2009, our ratio of mishandled bags ranked second and third, respectively, as measured against the 10 largest airlines according to the DOT monthly Air Travel Consumer Report. Additionally, our mishandled baggage rate of 2.14 per 1,000 passengers reported in September 2009 is our lowest ratio since January 2002. The combination of continued strong on-time performance and fewer mishandled bags contributed to 49.8% fewer reported customer complaints to the DOT in the third quarter of 2009 as compared to the same period in 2008.
We reported the following combined operating statistics to the DOT for mainline operations for the third quarter of 2009 and 2008:

	2009			2008			Percent Change 2009-2008
	July	August	September (e)	July	August	September	July	August	September
On-time performance (a)	80.6	81.4	87.9	78.3	80.8	84.1	2.9	0.7	4.5
Completion factor (b)	98.9	99.0	99.5	98.3	98.2	98.8	0.6	0.8	0.7
Mishandled baggage (c)	2.75	2.90	2.14	4.22	4.09	3.09	(34.8)	(29.1)	(30.7)
Customer complaints (d)	1.18	1.10	0.99	2.16	2.45	1.90	(45.4)	(55.1)	(47.9)

(a)	Percentage of reported flight operations arriving on time as defined by the DOT.

(b)	Percentage of scheduled flight operations completed.

(c)	Rate of mishandled baggage reports per 1,000 passengers.

(d)	Rate of customer complaints filed with the DOT per 100,000 passengers.

(e)	September 2009 operating statistics are preliminary as the DOT has not issued its September 2009 Air Travel Consumer Report as of the date of this filing.

US Airways Group’s Results of Operations
In the three months ended September 30, 2009, we realized operating income of $6 million and a loss before income taxes of $80 million. The weak demand environment caused by the global economic recession drove a $542 million or 16.6% decrease in total revenues on 3.6% lower capacity as compared to the 2008 period. The declines in revenues were offset by lower fuel expense as our mainline and Express fuel expense for the third quarter of 2009 was $754 million or 51.7% lower than the 2008 period on 3.6% lower capacity. The average mainline and Express price per gallon of fuel decreased 49.3% to $1.90 in the third quarter of 2009 from $3.75 in the third quarter of 2008. Our third quarter 2009 results were also impacted by recognition of the following items:
•
$50 million of net realized losses on settled fuel hedging instruments, offset by $48 million of net unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments. In mark-to-market accounting, the unrealized losses recognized in prior periods are reversed as hedge transactions are settled in the current period. We were required to use mark-to-market accounting as our fuel hedging instruments did not meet the requirements for hedge accounting. If these instruments had qualified for hedge accounting treatment, any unrealized gains or losses would have been recorded in other comprehensive income, a component of stockholders’ equity;

•	$15 million of net special charges consisting of $10 million in aircraft costs as a result of our previously announced capacity reductions and $5 million in severance and other charges; and
•	$3 million in other-than-temporary non-cash impairment charges included in nonoperating expense, net for our investments in auction rate securities.
In the three months ended September 30, 2008, we realized an operating loss of $689 million and a loss before income taxes of $863 million. The third quarter of 2008 loss was driven by an average price per gallon of fuel of $3.75 for mainline and Express operations. Our third quarter 2008 results were also impacted by recognition of the following items:
•
$488 million of net unrealized losses resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments, offset by $68 million of net realized gains on settled fuel hedging instruments;

•	$8 million of net special charges for severance costs as a result of our capacity reductions; and
•	$127 million in other-than-temporary non-cash impairment charges included in nonoperating expense, net for our investments in auction rate securities.
In the first nine months of 2009, we realized operating income of $103 million and a loss before income taxes of $125 million. The weak demand environment caused by the global economic recession drove a $1.53 billion or 16.3% decrease in total revenues on 5.3% lower capacity as compared to the 2008 period. The declines in revenues were offset by lower fuel expense as our mainline and Express fuel expense for the first nine months of 2009 was $2.17 billion or 54.7% lower than the 2008 period on 5.3% lower capacity. The average mainline and Express price per gallon of fuel decreased 51.5% to $1.67 in the first nine months of 2009 from $3.44 in the 2008 period. Our results for the first nine months of 2009 were also impacted by recognition of the following items:
•
$382 million of net realized losses on settled fuel hedging instruments, offset by $375 million of net unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments;

•	$22 million of net special charges consisting of $16 million in aircraft costs as a result of our previously announced capacity reductions and $6 million in severance and other charges; and
•
$10 million in other-than-temporary non-cash impairment charges for our investments in auction rate securities as well as a $2 million non-cash asset impairment charge, all included in nonoperating expense, net.

In the first nine months of 2008, we realized an operating loss of $1.42 billion and a loss before income taxes of $1.67 billion. The loss in the first nine months of 2008 was driven by an average price per gallon of fuel of $3.44 for mainline and Express operations as well as a $622 million non-cash charge to write off all the goodwill created by the merger of US Airways Group and America West Holdings in September 2005. Our results for the first nine months of 2008 were also impacted by recognition of the following items:
•
$342 million of net realized gains on settled fuel hedging instruments, offset by $262 million of net unrealized losses resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments;

•
$67 million of net special charges consisting of $35 million of merger related transition expenses, $18 million in non-cash charges related to the decline in the fair value of certain spare parts associated with our Boeing 737 aircraft fleet, and as a result of our capacity reductions, $8 million in severance charges and $6 million in aircraft costs; and

•
$140 million in other-than-temporary non-cash impairment charges for our investments in auction rate securities, a $2 million write off of debt discount and debt issuance costs in connection with the refinancing of certain aircraft equipment notes, offset by $8 million in gains on forgiveness of debt, all included in nonoperating expense, net.

At December 31, 2008, we had approximately $1.4 billion of gross net operating loss carryforwards (“NOL”) to reduce future federal taxable income, substantially all of which is available to reduce federal taxable income in the calendar year 2009. The NOL expires during the years 2022 through 2028. Our deferred tax asset, which included $1.3 billion of the NOL discussed above, has been subject to a full valuation allowance. We also had approximately $77 million of tax-effected state NOL at December 31, 2008.
We reported a loss in the nine months ended September 30, 2009 and did not record a tax provision in any 2009 period.
We recorded income tax expense of $3 million in the three and nine month periods ended September 30, 2008 related to a reconciliation of the 2007 tax provision to the tax return as filed in the third quarter of 2008.

The table below sets forth our selected mainline and Express operating data:

	Three Months Ended		Percent		Nine Months Ended		Percent
	September 30,		Change		September 30,		Change
	2009	2008	2009-2008		2009	2008	2009-2008
Mainline
Revenue passenger miles (millions) (a)	15,719	16,270	(3.4)		44,553	46,952	(5.1)
Available seat miles (millions) (b)	18,718	19,402	(3.5)		54,007	57,124	(5.5)
Passenger load factor (percent) (c)	84.0	83.9	0.1	pts	82.5	82.2	0.3	pts
Yield (cents) (d)	11.18	13.50	(17.2)		11.43	13.56	(15.7)
Passenger revenue per available seat mile (cents) (e)	9.39	11.32	(17.1)		9.43	11.14	(15.4)
Operating cost per available seat mile (cents) (f)	11.00	16.01	(31.3)		10.82	14.67	(26.2)
Passenger enplanements (thousands) (g)	13,049	14,068	(7.2)		38,899	42,014	(7.4)
Departures (thousands)	115	125	(7.5)		350	378	(7.2)
Aircraft at end of period	348	358	(2.8)		348	358	(2.8)
Block hours (thousands) (h)	313	332	(5.6)		934	996	(6.2)
Average stage length (miles) (i)	1,013	986	2.7		977	965	1.3
Average passenger journey (miles) (j)	1,766	1,645	7.4		1,650	1,583	4.3
Fuel consumption (gallons in millions)	282	297	(5.0)		818	882	(7.2)
Average aircraft fuel price including related taxes (dollars per gallon)	1.89	3.73	(49.4)		1.65	3.42	(51.7)
Full time equivalent employees at end of period	31,592	32,779	(3.6)		31,592	32,779	(3.6)
Express (k)
Revenue passenger miles (millions) (a)	2,873	2,942	(2.4)		8,055	8,333	(3.3)
Available seat miles (millions) (b)	3,785	3,943	(4.0)		10,917	11,434	(4.5)
Passenger load factor (percent) (c)	75.9	74.6	1.3	pts	73.8	72.9	0.9	pts
Yield (cents) (d)	23.06	26.20	(12.0)		23.04	26.76	(13.9)
Passenger revenue per available seat mile (cents) (e)	17.50	19.55	(10.5)		17.00	19.50	(12.8)
Operating cost per available seat mile (cents) (f)	17.27	21.40	(19.3)		17.24	20.98	(17.8)
Passenger enplanements (thousands) (g)	7,235	7,117	1.7		20,264	20,382	(0.6)
Aircraft at end of period	288	296	(2.7)		288	296	(2.7)
Fuel consumption (gallons in millions)	89	92	(3.6)		256	269	(4.7)
Average aircraft fuel price including related taxes (dollars per gallon)	1.93	3.80	(49.3)		1.71	3.49	(51.0)
Total Mainline and Express
Revenue passenger miles (millions) (a)	18,592	19,212	(3.2)		52,608	55,285	(4.8)
Available seat miles (millions) (b)	22,503	23,345	(3.6)		64,924	68,558	(5.3)
Passenger load factor (percent) (c)	82.6	82.3	0.3	pts	81.0	80.6	0.4	pts
Yield (cents) (d)	13.01	15.45	(15.8)		13.21	15.55	(15.0)
Passenger revenue per available seat mile (cents) (e)	10.75	12.71	(15.4)		10.70	12.54	(14.6)
Total revenue per available seat mile (cents) (l)	12.08	13.97	(13.5)		12.06	13.65	(11.6)
Passenger enplanements (thousands) (g)	20,284	21,185	(4.2)		59,163	62,396	(5.2)
Aircraft at end of period	636	654	(2.8)		636	654	(2.8)
Fuel consumption (gallons in millions)	371	389	(4.7)		1,074	1,151	(6.6)
Average aircraft fuel price including related taxes (dollars per gallon)	1.90	3.75	(49.3)		1.67	3.44	(51.5)

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. A RPM represents one passenger flown one mile.

(b)	Available seat mile (“ASM”) — A basic measure of production. An ASM represents one seat flown one mile.

(c)	Passenger load factor — The percentage of available seats that are filled with revenue passengers.

(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by revenue passenger miles and expressed in cents per mile.

(e)	Passenger revenue per available seat mile (“PRASM”) — Passenger revenues divided by available seat miles.

(f)	Operating cost per available seat mile (“CASM”) — Operating expenses divided by available seat miles.

(g)	Passenger enplanements — The number of passengers on board an aircraft including local, connecting and through passengers.

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
Three Months Ended September 30, 2009
Compared with the
Three Months Ended September 30, 2008
Operating Revenues:

			Percent
	2009	2008	Change
	(In millions)
Operating revenues:
Mainline passenger	$1,757	$2,197	(20.0)
Express passenger	662	771	(14.1)
Cargo	23	37	(36.5)
Other	277	256	8.0

Total operating revenues	$2,719	$3,261	(16.6)

Total operating revenues in the third quarter of 2009 were $2.72 billion as compared to $3.26 billion in the 2008 period, a decline of $542 million or 16.6%. The weak demand environment in 2009 drove a $549 million or 18.5% decrease in mainline and Express passenger revenues on 3.6% lower capacity as compared to the 2008 period. The increase in ancillary revenues resulting from our new revenue initiatives implemented in the latter part of 2008 offset a portion of this decline. As a result, on a period over period basis, total RASM decreased by only 13.5% as compared to mainline and Express PRASM, which decreased by 15.4%. Significant changes in the components of operating revenues are as follows:
•
Mainline passenger revenues were $1.76 billion in the third quarter of 2009 as compared to $2.2 billion for the 2008 period. Mainline RPMs decreased 3.4% as mainline capacity, as measured by ASMs, decreased 3.5%, resulting in a 0.1 point increase in load factor to 84%. Mainline passenger yield decreased 17.2% to 11.18 cents in the third quarter of 2009 from 13.5 cents in the 2008 period. Mainline PRASM decreased 17.1% to 9.39 cents in the third quarter of 2009 from 11.32 cents in the 2008 period. Mainline yield and PRASM decreased in the third quarter of 2009 due principally to the decline in passenger demand and weak pricing environment driven by the global economic recession.

•
Express passenger revenues were $662 million in the third quarter of 2009, a decrease of $109 million from the 2008 period. Express RPMs decreased by 2.4% as Express capacity, as measured by ASMs, decreased 4%, resulting in a 1.3 point increase in load factor to 75.9%. Express passenger yield decreased by 12% to 23.06 cents in the third quarter of 2009 from 26.2 cents in the 2008 period. Express PRASM decreased 10.5% to 17.5 cents in the third quarter of 2009 from 19.55 cents in the 2008 period. The decreases in Express yield and PRASM were the result of the same passenger demand declines and weak pricing environment discussed in mainline passenger revenues above.

•
Cargo revenues were $23 million in the third quarter of 2009, a decrease of $14 million or 36.5% from the 2008 period. The decrease in cargo revenues was driven by declines in freight volumes as a result of the contraction of business spending in the current economic environment as well as a decrease in fuel surcharges in 2009 as compared to the 2008 period.

•
Other revenues were $277 million in the third quarter of 2009, an increase of $21 million or 8% from the 2008 period primarily due to an increase of $46 million generated by our first checked bag fees, which were implemented in the third quarter of 2008. This increase was offset in part by declines in fuel sales to our pro-rate carriers through our MSC subsidiary driven by lower fuel prices in the 2009 period. A decline in the volume of passenger ticketing change fees also contributed to this decrease.

Operating Expenses:

			Percent
	2009	2008	Change
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$534	$1,110	(51.9)
Loss (gain) on fuel hedging instruments, net:
Realized	50	(68)	nm
Unrealized	(48)	488	nm
Salaries and related costs	553	567	(2.5)
Aircraft rent	171	183	(6.4)
Aircraft maintenance	174	188	(7.5)
Other rent and landing fees	148	137	8.2
Selling expenses	99	120	(17.3)
Special items, net	15	8	81.6
Depreciation and amortization	63	52	20.2
Other	300	321	(6.4)

Total mainline operating expenses	2,059	3,106	(33.7)
Express expenses:
Fuel	171	349	(51.1)
Other	483	495	(2.3)

Total Express expenses	654	844	(22.5)

Total operating expenses	$2,713	$3,950	(31.3)

Total operating expenses were $2.71 billion in the third quarter of 2009, a decrease of $1.24 billion or 31.3% compared to the 2008 period. Mainline operating expenses were $2.06 billion in the third quarter of 2009, a decrease of $1.05 billion or 33.7% from the 2008 period, while ASMs decreased 3.5%.
Mainline CASM decreased 31.3% to 11 cents in the third quarter of 2009 from 16.01 cents in the 2008 period. The period over period decrease in mainline CASM was driven principally by decreases in fuel costs ($576 million or 2.87 cents per ASM) as well as a decrease in the net losses on fuel hedging instruments ($418 million or 2.16 cents per ASM) in the 2009 period compared to the 2008 period.
The 2009 period included $15 million of net special charges consisting of $10 million in aircraft costs as a result of our previously announced capacity reductions and $5 million in severance and other charges. This compares to net special charges of $8 million in the 2008 period for severance costs as a result of our capacity reductions.
The table below sets forth the major components of our mainline CASM for the three months ended September 30, 2009 and 2008:

			Percent
	2009	2008	Change
	(In cents)
Mainline CASM:
Aircraft fuel and related taxes	2.85	5.72	(50.2)
Loss on fuel hedging instruments, net	0.01	2.17	(99.5)
Salaries and related costs	2.96	2.92	1.1
Aircraft rent	0.91	0.94	(2.9)
Aircraft maintenance	0.93	0.97	(4.1)
Other rent and landing fees	0.79	0.71	12.1
Selling expenses	0.53	0.62	(14.2)
Special items, net	0.08	0.04	88.2
Depreciation and amortization	0.34	0.27	24.6
Other	1.60	1.65	(3.0)

Total mainline CASM	11.00	16.01	(31.3)

Significant changes in the components of mainline operating expense per ASM are as follows:
•
Aircraft fuel and related taxes per ASM decreased 50.2% primarily due to a 49.4% decrease in the average price per gallon of fuel to $1.89 in the third quarter of 2009 from $3.73 in the 2008 period. A 5% decrease in gallons of fuel consumed in the 2009 period on 3.5% lower capacity also contributed to the decrease.

•
Loss on fuel hedging instruments, net per ASM was a loss of 0.01 cent in the third quarter of 2009 as compared to a loss of 2.17 cents in the third quarter of 2008. Since the third quarter of 2008, we have not entered into any new transactions as part of our fuel hedging program and as of September 30, 2009, there were no remaining outstanding fuel hedging contracts. The net loss in the 2009 period included realized losses of $50 million on settled fuel hedging instruments, offset by net unrealized gains of $48 million. The unrealized gains are the result of the application of mark-to-market accounting in which unrealized losses recognized in prior periods are reversed as hedge transactions are settled in the current period. We recognized net losses from our fuel hedging program in the third quarter of 2008 due to the significant decline in the price of oil in September 2008, which generated unrealized losses on certain open fuel hedging instruments as the price of heating oil fell below the lower limit of those collar transactions.

•
Other rent and landing fees per ASM increased 12.1% despite a decrease in ASMs of 3.5% over the 2008 period due to rate increases in landing fees and space rent at certain airport locations as well as the fixed nature of space rent.

•
Selling expenses per ASM decreased 14.2% due to lower credit card fees, booking fees and commissions paid as a result of a decline in the number and value of tickets sold resulting from the weakened demand and pricing caused by the economic recession.

•
Depreciation and amortization expense per ASM increased 24.6% due to an increase in the average number of owned aircraft to 75 in the 2009 period from 57 in the 2008 period, which increased depreciation expense. The increase in the average number of owned aircraft included 13 Airbus 320 family, three Embraer 190 and two Airbus 330 aircraft.

Total Express expenses decreased $190 million or 22.5% in the third quarter of 2009 to $654 million from $844 million in the 2008 period. The period over period decrease was primarily driven by decreases in fuel costs. Express fuel costs decreased $178 million as the average fuel price per gallon decreased 49.3% from $3.80 in the 2008 period to $1.93 in the 2009 period. In addition, gallons of fuel consumed in 2009 decreased 3.6% on 4% lower capacity. Other Express expenses decreased $12 million or 2.3% despite a 4% decrease in Express ASMs due to certain fixed costs associated with our capacity purchase agreements as well as certain contractual rate increases with these carriers.
Nonoperating Income (Expense):

			Percent
	2009	2008	Change
	(In millions)
Nonoperating income (expense):
Interest income	$5	$19	(75.1)
Interest expense, net	(81)	(58)	40.3
Other, net	(10)	(135)	(93.0)

Total nonoperating expense, net	$(86)	$(174)	(50.5)

Net nonoperating expense was $86 million in the third quarter of 2009 as compared to $174 million in the 2008 period. Interest income decreased $14 million in the 2009 period due to lower average investment balances and lower rates of return. Interest expense, net increased $23 million due to an increase in the average debt balance outstanding primarily as a result of financing transactions completed in the fourth quarter of 2008 and first nine months of 2009, partially offset by reductions in average interest rates associated with variable rate debt as compared to the 2008 period.
Other nonoperating expense, net in the 2009 period included a $6 million loss on the sale of certain aircraft equipment and $3 million in other-than-temporary non-cash impairment charges for our investments in auction rate securities. Other nonoperating expense, net in the 2008 period included $127 million in other-than-temporary non-cash impairment charges for our investments in auction rate securities as well as $8 million in foreign currency losses. The impairment charges on auction rate securities are discussed in more detail under “Liquidity and Capital Resources.”

Nine Months Ended September 30, 2009
Compared with the
Nine Months Ended September 30, 2008
Operating Revenues:

			Percent
	2009	2008	Change
	(In millions)
Operating revenues:
Mainline passenger	$5,092	$6,364	(20.0)
Express passenger	1,856	2,230	(16.8)
Cargo	67	111	(39.3)
Other	817	652	25.3

Total operating revenues	$7,832	$9,357	(16.3)

Total operating revenues for the nine months ended September 30, 2009 were $7.83 billion as compared to $9.36 billion in the 2008 period, a decline of $1.53 billion or 16.3%. The weak demand environment in 2009 drove a $1.65 billion or 19.2% decrease in mainline and Express passenger revenues on 5.3% lower capacity as compared to the 2008 period. The increase in ancillary revenues resulting from our new revenue initiatives implemented in the latter part of 2008 offset a portion of this decline. As a result, on a period over period basis, total RASM decreased only 11.6% as compared to mainline and Express PRASM, which decreased by 14.6%. Significant changes in the components of operating revenues are as follows:
•
Mainline passenger revenues were $5.09 billion for the nine months ended September 30, 2009 as compared to $6.36 billion for the 2008 period. Mainline RPMs decreased 5.1% as mainline capacity, as measured by ASMs, decreased 5.5%, resulting in a 0.3 point increase in load factor to 82.5%. Mainline passenger yield decreased 15.7% to 11.43 cents in the first nine months of 2009 from 13.56 cents in the 2008 period. Mainline PRASM decreased 15.4% to 9.43 cents in the first nine months of 2009 from 11.14 cents in the 2008 period. Mainline yield and PRASM decreased in the first nine months of 2009 due principally to the decline in passenger demand and weak pricing environment driven by the global economic recession.

•
Express passenger revenues were $1.86 billion for the nine months ended September 30, 2009, a decrease of $374 million from the 2008 period. Express RPMs decreased by 3.3% as Express capacity, as measured by ASMs, decreased 4.5%, resulting in a 0.9 point increase in load factor to 73.8%. Express passenger yield decreased by 13.9% to 23.04 cents in the first nine months of 2009 from 26.76 cents in the 2008 period. Express PRASM decreased 12.8% to 17 cents in the first nine months of 2009 from 19.5 cents in the 2008 period. The decreases in Express yield and PRASM were the result of the same passenger demand declines and weak pricing environment discussed in mainline passenger revenues above.

•
Cargo revenues were $67 million for the nine months ended September 30, 2009, a decrease of $44 million or 39.3% from the 2008 period. The decrease in cargo revenues was driven by declines in freight volumes as a result of the contraction of business spending in the current economic environment as well as a decrease in fuel surcharges in 2009 as compared to the 2008 period.

•
Other revenues were $817 million for the nine months ended September 30, 2009, an increase of $165 million or 25.3% from the 2008 period. The increase was primarily due to an increase of $221 million generated by our first and second checked bag fees, which were implemented in the second and third quarters of 2008. This increase was offset in part by declines in fuel sales to our pro-rate carriers through our MSC subsidiary driven by lower fuel prices in the 2009 period. A decline in the volume of passenger ticketing change fees also contributed to this decrease.

Operating Expenses:

			Percent
	2009	2008	Change
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$1,353	$3,018	(55.2)
Loss (gain) on fuel hedging instruments, net:
Realized	382	(342)	nm
Unrealized	(375)	262	nm
Salaries and related costs	1,653	1,701	(2.8)
Aircraft rent	523	544	(3.9)
Aircraft maintenance	532	601	(11.4)
Other rent and landing fees	422	424	(0.6)
Selling expenses	291	340	(14.5)
Special items, net	22	67	(67.7)
Depreciation and amortization	185	159	16.0
Goodwill impairment	—	622	nm
Other	859	982	(12.5)

Total mainline operating expenses	5,847	8,378	(30.2)
Express expenses:
Fuel	438	938	(53.3)
Other	1,444	1,462	(1.2)

Total Express expenses	1,882	2,400	(21.6)

Total operating expenses	$7,729	$10,778	(28.3)

Total operating expenses were $7.73 billion in the first nine months of 2009, a decrease of $3.05 billion or 28.3% compared to the 2008 period. Mainline operating expenses were $5.85 billion in the first nine months of 2009, a decrease of $2.53 billion or 30.2% from the 2008 period, while ASMs decreased 5.5%.
Mainline CASM decreased 26.2% to 10.82 cents in the first nine months of 2009 from 14.67 cents in the 2008 period. The period over period decrease in mainline CASM was driven principally by decreases in fuel costs ($1.67 billion or 2.78 cents per ASM) in the 2009 period. The 2008 period included a $622 million non-cash charge to write off all of the goodwill created by the merger of US Airways Group and America West Holdings in September 2005, which contributed 1.09 cents to our mainline CASM.
The 2009 period included $22 million of net special charges consisting of $16 million in aircraft costs as a result of our previously announced capacity reductions and $6 million in severance and other charges. This compares to net special charges of $67 million in the 2008 period, consisting of $35 million of merger related transition expenses, $18 million in non-cash charges related to the decline in the fair value of certain spare parts associated with our Boeing 737 aircraft fleet, and as a result of our capacity reductions, $8 million in severance charges and $6 million in aircraft costs.
The table below sets forth the major components of our mainline CASM for the nine months ended September 30, 2009 and 2008:

			Percent
	2009	2008	Change
	(In cents)
Mainline CASM:
Aircraft fuel and related taxes	2.50	5.28	(52.6)
Loss (gain) on fuel hedging instruments, net	0.01	(0.14)	nm
Salaries and related costs	3.06	2.98	2.8
Aircraft rent	0.97	0.95	1.6
Aircraft maintenance	0.99	1.05	(6.3)
Other rent and landing fees	0.78	0.74	5.1
Selling expenses	0.54	0.60	(9.6)
Special items, net	0.04	0.12	(65.9)
Depreciation and amortization	0.34	0.28	22.7
Goodwill impairment	—	1.09	nm
Other	1.59	1.72	(7.5)

Total mainline CASM	10.82	14.67	(26.2)

Significant changes in the components of mainline operating expense per ASM are as follows:
•
Aircraft fuel and related taxes per ASM decreased 52.6% primarily due to a 51.7% decrease in the average price per gallon of fuel to $1.65 in the first nine months of 2009 from $3.42 in the 2008 period. A 7.2% decrease in gallons of fuel consumed in the 2009 period on 5.5% lower capacity also contributed to the decrease.

•
Loss (gain) on fuel hedging instruments, net per ASM fluctuated to a loss of 0.01 cent in the first nine months of 2009 from a gain of 0.14 cents in the first nine months of 2008. Since the third quarter of 2008, we have not entered into any new transactions as part of our fuel hedging program and as of September 30, 2009, there were no remaining outstanding fuel hedging contracts. The net loss in the 2009 period included realized losses of $382 million on settled fuel hedging instruments, offset by $375 million of net unrealized gains. The unrealized gains are the result of the application of mark-to-market accounting in which unrealized losses recognized in prior periods are reversed as hedge transactions are settled in the current period. We recognized net gains from our fuel hedging program in the first nine months of 2008 as the price of heating oil exceeded the upper limit on certain of our collar transactions.

•
Aircraft maintenance expense per ASM decreased 6.3% due principally to decreases in the number of engine and landing gear overhauls performed in the 2009 period as compared to the 2008 period as a result of the timing of maintenance cycles.

•
Other rent and landing fees per ASM increased 5.1% despite a decrease in ASMs of 5.5% over the 2008 period due to the fixed nature of space rent as well as rate increases in landing fees and space rent at certain airport locations.

•
Selling expenses per ASM decreased 9.6% due to lower credit card fees, booking fees and commissions paid as a result of a decline in the number and value of tickets sold resulting from the weakened demand and pricing caused by the economic recession.

•
Depreciation and amortization expense per ASM increased 22.7% due to an increase in the average number of owned aircraft to 69 in the 2009 period from 51 in the 2008 period, which increased depreciation expense. The increase in the average number of owned aircraft included nine Airbus 320 family, eight Embraer 190 and one Airbus 330 aircraft.

•
Other expense per ASM decreased 7.5% due to a decrease in the incremental cost of travel awards associated with our frequent traveler program, principally as a result of lower fuel costs and the decline in the cost of fuel associated with sales to pro-rate carriers through MSC driven by lower fuel prices in the 2009 period. Our continued focus on overall cost control also contributed to the decrease.

Total Express expenses decreased $518 million or 21.6% in the first nine months of 2009 to $1.88 billion from $2.4 billion in the 2008 period. The period over period decrease was primarily driven by decreases in fuel costs. Express fuel costs decreased $500 million as the average fuel price per gallon decreased 51% from $3.49 in the first nine months of 2008 to $1.71 in the 2009 period. In addition, gallons of fuel consumed in 2009 decreased 4.7% on 4.5% lower capacity. Other Express expenses decreased $18 million or 1.2% despite a 4.5% decrease in Express ASMs due to certain fixed costs associated with our capacity purchase agreements as well as certain contractual rate increases with these carriers.
Nonoperating Income (Expense):

			Percent
	2009	2008	Change
	(In millions)
Nonoperating income (expense):
Interest income	$17	$69	(74.6)
Interest expense, net	(229)	(176)	29.8
Other, net	(16)	(140)	(88.2)

Total nonoperating expense, net	$(228)	$(247)	(7.8)

Net nonoperating expense was $228 million in the first nine months of 2009 as compared to $247 million in the 2008 period. Interest income decreased $52 million in the 2009 period due to lower average investment balances and lower rates of return. Interest expense, net increased $53 million due to an increase in the average debt balance outstanding primarily as a result of financing transactions completed in the fourth quarter of 2008 and first nine months of 2009, partially offset by reductions in average interest rates associated with variable rate debt as compared to the 2008 period.
Other nonoperating expense, net in the 2009 period included $10 million in other-than-temporary non-cash impairment charges for our investments in auction rate securities, a $6 million loss on the sale of certain aircraft equipment and a $2 million non-cash asset impairment charge, offset by $2 million in foreign currency gains. Other nonoperating expense, net in the 2008 period included $140 million in other- than-temporary non-cash impairment charges for our investments in auction rate securities, $6 million in foreign currency losses, and a $2 million write off of debt discount and debt issuance costs in connection with the refinancing of certain aircraft equipment notes, offset by $8 million in gains on forgiveness of debt. The impairment charges on auction rate securities are discussed in more detail under “Liquidity and Capital Resources.”

US Airways’ Results of Operations
In the three months ended September 30, 2009, US Airways realized operating income of $1 million and a loss before income taxes of $68 million. The weak demand environment caused by the global economic recession drove a $535 million or 16.2% decrease in total revenues on 3.6% lower capacity as compared to the 2008 period. The declines in revenues were offset by lower fuel expense as US Airways’ mainline and Express fuel expense for the third quarter of 2009 was $754 million or 51.7% lower than the 2008 period on 3.6% lower capacity. The average mainline and Express price per gallon of fuel decreased 49.3% to $1.90 in the third quarter of 2009 from $3.75 in the third quarter of 2008. US Airways’ third quarter 2009 results were also impacted by recognition of the following items:
•
$50 million of net realized losses on settled fuel hedging instruments, offset by $48 million of net unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments. In mark-to-market accounting, the unrealized losses recognized in prior periods are reversed as hedge transactions are settled in the current period. US Airways was required to use mark-to-market accounting as its fuel hedging instruments did not meet the requirements for hedge accounting. If these instruments had qualified for hedge accounting treatment, any unrealized gains or losses would have been recorded in other comprehensive income, a component of stockholder’s equity;

•	$15 million of net special charges consisting of $10 million in aircraft costs as a result of US Airways’ previously announced capacity reductions and $5 million in severance and other charges; and
•	$3 million in other-than-temporary non-cash impairment charges included in nonoperating expense, net for US Airways’ investments in auction rate securities.
In the three months ended September 30, 2008, US Airways realized an operating loss of $688 million and a loss before income taxes of $852 million. The third quarter of 2008 loss was driven by an average price per gallon of fuel of $3.75 for mainline and Express operations. US Airways’ third quarter 2008 results were also impacted by recognition of the following items:
•
$488 million of net unrealized losses resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments, offset by $68 million of net realized gains on settled fuel hedging instruments;

•	$8 million of net special charges for severance costs as a result of US Airways’ capacity reductions; and
•	$127 million in other-than-temporary non-cash impairment charges included in nonoperating expense, net for US Airways’ investments in auction rate securities.
In the first nine months of 2009, US Airways realized operating income of $96 million and a loss before income taxes of $94 million. The weak demand environment caused by the global economic recession drove a $1.5 billion or 15.9% decrease in total revenues on 5.3% lower capacity as compared to the 2008 period. The declines in revenues were offset by lower fuel expense as US Airways’ mainline and Express fuel expense for the first nine months of 2009 was $2.17 billion or 54.7% lower than the 2008 period on 5.3% lower capacity. The average mainline and Express price per gallon of fuel decreased 51.5% to $1.67 in the first nine months of 2009 from $3.44 in the 2008 period. US Airways’ results for the first nine months of 2009 were also impacted by recognition of the following items:
•
$382 million of net realized losses on settled fuel hedging instruments, offset by $375 million of net unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments;

•	$22 million of net special charges consisting of $16 million in aircraft costs as a result of US Airways’ previously announced capacity reductions and $6 million in severance and other charges; and
•
$10 million in other-than-temporary non-cash impairment charges for US Airways’ investments in auction rate securities as well as a $2 million non-cash asset impairment charge, all included in nonoperating expense, net.

In the first nine months of 2008, US Airways realized an operating loss of $1.42 billion and a loss before income taxes of $1.64 billion. The loss in the first nine months of 2008 was driven by an average price per gallon of fuel of $3.44 for mainline and Express operations as well as a $622 million non-cash charge to write off all the goodwill created by the merger of US Airways Group and America West Holdings in September 2005. US Airways’ results for the first nine months of 2008 were also impacted by recognition of the following items:
•
$342 million of net realized gains on settled fuel hedging instruments, offset by $262 million of net unrealized losses resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments;

•
$67 million of net special charges consisting of $35 million of merger related transition expenses, $18 million in non-cash charges related to the decline in the fair value of certain spare parts associated with US Airways’ Boeing 737 aircraft fleet, and as a result of US Airways’ capacity reductions, $8 million in severance charges and $6 million in aircraft costs; and

•
$140 million in other-than-temporary non-cash impairment charges for US Airways’ investments in auction rate securities, a $2 million write off of debt discount and debt issuance costs in connection with the refinancing of certain aircraft equipment notes, offset by $8 million in gains on forgiveness of debt, all included in nonoperating expense, net.

At December 31, 2008, US Airways had approximately $1.3 billion of gross NOL to reduce future federal taxable income, substantially all of which is available to reduce federal taxable income in the calendar year 2009. The NOL expires during the years 2022 through 2028. US Airways’ deferred tax asset, which included $1.2 billion of the NOL discussed above, has been subject to a full valuation allowance. US Airways also had approximately $72 million of tax-effected state NOL at December 31, 2008.
US Airways reported a loss in the nine months ended September 30, 2009 and did not record a tax provision in any 2009 period.
US Airways recorded income tax expense of $3 million in the three and nine month periods ended September 30, 2008 related to a reconciliation of the 2007 tax provision to the tax return as filed in the third quarter of 2008.

The table below sets forth US Airways’ selected mainline and Express operating data:

	Three Months Ended		Percent		Nine Months Ended		Percent
	September 30,		Change		September 30,		Change
	2009	2008	2009-2008		2009	2008	2009-2008
Mainline
Revenue passenger miles (millions) (a)	15,719	16,270	(3.4)		44,553	46,952	(5.1)
Available seat miles (millions) (b)	18,718	19,402	(3.5)		54,007	57,124	(5.5)
Passenger load factor (percent) (c)	84.0	83.9	0.1	pts	82.5	82.2	0.3	pts
Yield (cents) (d)	11.18	13.50	(17.2)		11.43	13.56	(15.7)
Passenger revenue per available seat mile (cents) (e)	9.39	11.32	(17.1)		9.43	11.14	(15.4)
Aircraft at end of period	348	358	(2.8)		348	358	(2.8)
Fuel consumption (gallons in millions)	282	297	(5.0)		818	882	(7.2)
Average aircraft fuel price including related taxes (dollars per gallon)	1.89	3.73	(49.4)		1.65	3.42	(51.7)
Express (f)
Revenue passenger miles (millions) (a)	2,873	2,942	(2.4)		8,055	8,333	(3.3)
Available seat miles (millions) (b)	3,785	3,943	(4.0)		10,917	11,434	(4.5)
Passenger load factor (percent) (c)	75.9	74.6	1.3	pts	73.8	72.9	0.9	pts
Yield (cents) (d)	23.06	26.20	(12.0)		23.04	26.76	(13.9)
Passenger revenue per available seat mile (cents) (e)	17.50	19.55	(10.5)		17.00	19.50	(12.8)
Aircraft at end of period	288	296	(2.7)		288	296	(2.7)
Fuel consumption (gallons in millions)	89	92	(3.6)		256	269	(4.7)
Average aircraft fuel price including related taxes (dollars per gallon)	1.93	3.80	(49.3)		1.71	3.49	(51.0)
Total Mainline and Express
Revenue passenger miles (millions) (a)	18,592	19,212	(3.2)		52,608	55,285	(4.8)
Available seat miles (millions) (b)	22,503	23,345	(3.6)		64,924	68,558	(5.3)
Passenger load factor (percent) (c)	82.6	82.3	0.3	pts	81.0	80.6	0.4	pts
Yield (cents) (d)	13.01	15.45	(15.8)		13.21	15.55	(15.0)
Passenger revenue per available seat mile (cents) (e)	10.75	12.71	(15.4)		10.70	12.54	(14.6)
Total revenue per available seat mile (cents) (g)	12.26	14.11	(13.1)		12.24	13.78	(11.2)
Aircraft at end of period	636	654	(2.8)		636	654	(2.8)
Fuel consumption (gallons in millions)	371	389	(4.7)		1,074	1,151	(6.6)
Average aircraft fuel price including related taxes (dollars per gallon)	1.90	3.75	(49.3)		1.67	3.44	(51.5)

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. A RPM represents one passenger flown one mile.

(b)	Available seat mile (“ASM”) — A basic measure of production. An ASM represents one seat flown one mile.

(c)	Passenger load factor — The percentage of available seats that are filled with revenue passengers.

(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by revenue passenger miles and expressed in cents per mile.

(e)	Passenger revenue per available seat mile (“PRASM”) — Passenger revenues divided by available seat miles.

(f)
Express statistics include Piedmont and PSA, as well as operating and financial results from capacity purchase agreements with Air Wisconsin Airlines Corporation, Republic Airways, Mesa Airlines, Inc. and Chautauqua Airlines, Inc.

(g)	Total revenue per available seat mile (“RASM”) — Total revenues divided by total mainline and Express available seat miles.

Three Months Ended September 30, 2009
Compared with the
Three Months Ended September 30, 2008
Operating Revenues:

			Percent
	2009	2008	Change
	(In millions)
Operating revenues:
Mainline passenger	$1,757	$2,197	(20.0)
Express passenger	662	771	(14.1)
Cargo	23	37	(36.5)
Other	316	288	9.5

Total operating revenues	$2,758	$3,293	(16.2)

Total operating revenues in the third quarter of 2009 were $2.76 billion as compared to $3.29 billion in the 2008 period, a decline of $535 million or 16.2%. The weak demand environment in 2009 drove a $549 million or 18.5% decrease in mainline and Express passenger revenues on 3.6% lower capacity as compared to the 2008 period. The increase in ancillary revenues resulting from US Airways’ new revenue initiatives implemented in the latter part of 2008 offset a portion of this decline. As a result, on a period over period basis, total RASM decreased by only 13.1% as compared to mainline and Express PRASM, which decreased by 15.4%. Significant changes in the components of operating revenues are as follows:
•
Mainline passenger revenues were $1.76 billion in the third quarter of 2009 as compared to $2.2 billion for the 2008 period. Mainline RPMs decreased 3.4% as mainline capacity, as measured by ASMs, decreased 3.5%, resulting in a 0.1 point increase in load factor to 84%. Mainline passenger yield decreased 17.2% to 11.18 cents in the third quarter of 2009 from 13.5 cents in the 2008 period. Mainline PRASM decreased 17.1% to 9.39 cents in the third quarter of 2009 from 11.32 cents in the 2008 period. Mainline yield and PRASM decreased in the third quarter of 2009 due principally to the decline in passenger demand and weak pricing environment driven by the global economic recession.

•
Express passenger revenues were $662 million in the third quarter of 2009, a decrease of $109 million from the 2008 period. Express RPMs decreased by 2.4% as Express capacity, as measured by ASMs, decreased 4%, resulting in a 1.3 point increase in load factor to 75.9%. Express passenger yield decreased by 12% to 23.06 cents in the third quarter of 2009 from 26.2 cents in the 2008 period. Express PRASM decreased 10.5% to 17.5 cents in the third quarter of 2009 from 19.55 cents in the 2008 period. The decreases in Express yield and PRASM were the result of the same passenger demand declines and weak pricing environment discussed in mainline passenger revenues above.

•
Cargo revenues were $23 million in the third quarter of 2009, a decrease of $14 million or 36.5% from the 2008 period. The decrease in cargo revenues was driven by declines in freight volumes as a result of the contraction of business spending in the current economic environment as well as a decrease in fuel surcharges in 2009 as compared to the 2008 period.

•
Other revenues were $316 million in the third quarter of 2009, an increase of $28 million or 9.5% from the 2008 period primarily due to an increase of $46 million generated by US Airways’ first checked bag fees, which were implemented in the third quarter of 2008. This increase was offset in part by a decline in the volume of passenger ticketing change fees.

Operating Expenses:

			Percent
	2009	2008	Change
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$534	$1,110	(51.9)
Loss (gain) on fuel hedging instruments, net:
Realized	50	(68)	nm
Unrealized	(48)	488	nm
Salaries and related costs	553	567	(2.5)
Aircraft rent	171	183	(6.4)
Aircraft maintenance	174	188	(7.5)
Other rent and landing fees	148	137	8.2
Selling expenses	99	120	(17.3)
Special items, net	15	8	81.6
Depreciation and amortization	65	55	19.3
Other	307	321	(4.4)

Total mainline operating expenses	2,068	3,109	(33.5)
Express expenses:
Fuel	171	349	(51.1)
Other	518	523	(1.1)

Total Express expenses	689	872	(21.1)

Total operating expenses	$2,757	$3,981	(30.8)

Total operating expenses were $2.76 billion in the third quarter of 2009, a decrease of $1.22 billion or 30.8% compared to the 2008 period. Mainline operating expenses were $2.07 billion in the third quarter of 2009, a decrease of $1.04 billion or 33.5% from the 2008 period. The period over period decrease in mainline operating expenses was driven principally by decreases in fuel costs ($576 million) as well as a decrease in the net losses on fuel hedging instruments ($418 million) in the 2009 period compared to the 2008 period.
The 2009 period included $15 million of net special charges consisting of $10 million in aircraft costs as a result of US Airways’ previously announced capacity reductions and $5 million in severance and other charges. This compares to net special charges of $8 million in the 2008 period for severance costs as a result of US Airways’ capacity reductions.
Significant changes in the components of mainline operating expenses are as follows:
•
Aircraft fuel and related taxes decreased 51.9% primarily due to a 49.4% decrease in the average price per gallon of fuel to $1.89 in the third quarter of 2009 from $3.73 in the 2008 period. A 5% decrease in gallons of fuel consumed in the 2009 period on 3.5% lower capacity also contributed to the decrease.

•
Loss on fuel hedging instruments, net was a loss of $2 million in the third quarter of 2009 as compared to a loss of $420 million in the third quarter of 2008. Since the third quarter of 2008, US Airways has not entered into any new transactions as part of its fuel hedging program and as of September 30, 2009, there were no remaining outstanding fuel hedging contracts. The net loss in the 2009 period included realized losses of $50 million on settled fuel hedging instruments, offset by net unrealized gains of $48 million. The unrealized gains are the result of the application of mark-to-market accounting in which unrealized losses recognized in prior periods are reversed as hedge transactions are settled in the current period. US Airways recognized net losses from its fuel hedging program in the third quarter of 2008 due to the significant decline in the price of oil in September 2008, which generated unrealized losses on certain open fuel hedging instruments as the price of heating oil fell below the lower limit of those collar transactions.

•
Other rent and landing fees increased 8.2% despite a 3.5% decrease in capacity over the 2008 period due to rate increases in landing fees and space rent at certain airport locations as well as the fixed nature of space rent.

•
Selling expenses decreased 17.3% due to lower credit card fees, booking fees and commissions paid as a result of a decline in the number and value of tickets sold resulting from the weakened demand and pricing caused by the economic recession.

•
Depreciation and amortization expense increased 19.3% due to an increase in the average number of owned aircraft to 75 in the 2009 period from 57 in the 2008 period, which increased depreciation expense. The increase in the average number of owned aircraft included 13 Airbus 320 family, three Embraer 190 and two Airbus 330 aircraft.

Total Express expenses decreased $183 million or 21.1% in the third quarter of 2009 to $689 million from $872 million in the 2008 period. The period over period decrease was primarily driven by decreases in fuel costs. Express fuel costs decreased $178 million as the average fuel price per gallon decreased 49.3% from $3.80 in the 2008 period to $1.93 in the 2009 period. In addition, gallons of fuel consumed in 2009 decreased 3.6% on 4% lower capacity. Other Express expenses decreased $5 million or 1.1% despite a 4% decrease in Express ASMs due to certain fixed costs associated with US Airways’ capacity purchase agreements as well as certain contractual rate increases with these carriers.
Nonoperating Income (Expense):

			Percent
	2009	2008	Change
	(In millions)
Nonoperating income (expense):
Interest income	$5	$19	(75.1)
Interest expense, net	(64)	(48)	34.1
Other, net	(10)	(135)	(93.0)

Total nonoperating expense, net	$(69)	$(164)	(57.8)

Net nonoperating expense was $69 million in the third quarter of 2009 as compared to $164 million in the 2008 period. Interest income decreased $14 million in the 2009 period due to lower average investment balances and lower rates of return. Interest expense, net increased $16 million due to an increase in the average debt balance outstanding primarily as a result of financing transactions completed in the fourth quarter of 2008 and first nine months of 2009, partially offset by reductions in average interest rates associated with variable rate debt as compared to the 2008 period.
Other nonoperating expense, net in the 2009 period included a $6 million loss on the sale of certain aircraft equipment and $3 million in other-than-temporary non-cash impairment charges for US Airways’ investments in auction rate securities. Other nonoperating expense, net in the 2008 period included $127 million in other-than-temporary non-cash impairment charges for US Airways’ investments in auction rate securities as well as $8 million in foreign currency losses. The impairment charges on auction rate securities are discussed in more detail under “Liquidity and Capital Resources.”

Nine Months Ended September 30, 2009
Compared with the
Nine Months Ended September 30, 2008
Operating Revenues:

			Percent
	2009	2008	Change
	(In millions)
Operating revenues:
Mainline passenger	$5,092	$6,364	(20.0)
Express passenger	1,856	2,230	(16.8)
Cargo	67	111	(39.3)
Other	930	742	25.4

Total operating revenues	$7,945	$9,447	(15.9)

Total operating revenues for the nine months ended September 30, 2009 were $7.95 billion as compared to $9.45 billion in the 2008 period, a decline of $1.5 billion or 15.9%. The weak demand environment in 2009 drove a $1.65 billion or 19.2% decrease in mainline and Express passenger revenues on 5.3% lower capacity as compared to the 2008 period. The increase in ancillary revenues resulting from US Airways’ new revenue initiatives implemented in the latter part of 2008 offset a portion of this decline. As a result, on a period over period basis, total RASM decreased only 11.2% as compared to mainline and Express PRASM, which decreased by 14.6%. Significant changes in the components of operating revenues are as follows:
•
Mainline passenger revenues were $5.09 billion for the nine months ended September 30, 2009 as compared to $6.36 billion for the 2008 period. Mainline RPMs decreased 5.1% as mainline capacity, as measured by ASMs, decreased 5.5%, resulting in a 0.3 point increase in load factor to 82.5%. Mainline passenger yield decreased 15.7% to 11.43 cents in the first nine months of 2009 from 13.56 cents in the 2008 period. Mainline PRASM decreased 15.4% to 9.43 cents in the first nine months of 2009 from 11.14 cents in the 2008 period. Mainline yield and PRASM decreased in the first nine months of 2009 due principally to the decline in passenger demand and weak pricing environment driven by the global economic recession.

•
Express passenger revenues were $1.86 billion for the nine months ended September 30, 2009, a decrease of $374 million from the 2008 period. Express RPMs decreased by 3.3% as Express capacity, as measured by ASMs, decreased 4.5%, resulting in a 0.9 point increase in load factor to 73.8%. Express passenger yield decreased by 13.9% to 23.04 cents in the first nine months of 2009 from 26.76 cents in the 2008 period. Express PRASM decreased 12.8% to 17 cents in the first nine months of 2009 from 19.5 cents in the 2008 period. The decreases in Express yield and PRASM were the result of the same passenger demand declines and weak pricing environment discussed in mainline passenger revenues above.

•
Cargo revenues were $67 million for the nine months ended September 30, 2009, a decrease of $44 million or 39.3% from the 2008 period. The decrease in cargo revenues was driven by declines in freight volumes as a result of the contraction of business spending in the current economic environment as well as a decrease in fuel surcharges in 2009 as compared to the 2008 period.

•
Other revenues were $930 million for the nine months ended September 30, 2009, an increase of $188 million or 25.4% from the 2008 period. The increase was primarily due to an increase of $221 million generated by US Airways’ first and second checked bag fees, which were implemented in the second and third quarters of 2008. This increase was offset in part by a decline in the volume of passenger ticketing change fees.

Operating Expenses:

			Percent
	2009	2008	Change
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$1,353	$3,018	(55.2)
Loss (gain) on fuel hedging instruments, net:
Realized	382	(342)	nm
Unrealized	(375)	262	nm
Salaries and related costs	1,653	1,701	(2.8)
Aircraft rent	523	544	(3.9)
Aircraft maintenance	532	601	(11.4)
Other rent and landing fees	422	424	(0.6)
Selling expenses	291	340	(14.5)
Special items, net	22	67	(67.7)
Depreciation and amortization	192	166	15.4
Goodwill impairment	—	622	nm
Other	879	977	(9.8)

Total mainline operating expenses	5,874	8,380	(29.9)
Express expenses:
Fuel	438	938	(53.3)
Other	1,537	1,547	(0.6)

Total Express expenses	1,975	2,485	(20.5)

Total operating expenses	$7,849	$10,865	(27.8)

Total operating expenses were $7.85 billion in the first nine months of 2009, a decrease of $3.02 billion or 27.8% compared to the 2008 period. Mainline operating expenses were $5.87 billion in the first nine months of 2009, a decrease of $2.51 billion or 29.9% from the 2008 period. The period over period decrease in mainline operating expenses was driven principally by decreases in fuel costs ($1.67 billion) in the 2009 period. The 2008 period included a $622 million non-cash charge to write off all of the goodwill created by the merger of US Airways Group and America West Holdings in September 2005.
The 2009 period included $22 million of net special charges consisting of $16 million in aircraft costs as a result of US Airways’ previously announced capacity reductions and $6 million in severance and other charges. This compares to net special charges of $67 million in the 2008 period, consisting of $35 million of merger related transition expenses, $18 million in non-cash charges related to the decline in the fair value of certain spare parts associated with US Airways’ Boeing 737 aircraft fleet, and as a result of US Airways’ capacity reductions, $8 million in severance charges and $6 million in aircraft costs.
Significant changes in the components of mainline operating expenses are as follows:
•
Aircraft fuel and related taxes decreased 55.2% primarily due to a 51.7% decrease in the average price per gallon of fuel to $1.65 in the first nine months of 2009 from $3.42 in the 2008 period. A 7.2% decrease in gallons of fuel consumed in the 2009 period on 5.5% lower capacity also contributed to the decrease.

•
Loss (gain) on fuel hedging instruments, net fluctuated to a loss of $7 million in the first nine months of 2009 from a gain of $80 million in the first nine months of 2008. Since the third quarter of 2008, US Airways has not entered into any new transactions as part of its fuel hedging program and as of September 30, 2009, there were no remaining outstanding fuel hedging contracts. The net loss in the 2009 period included realized losses of $382 million on settled fuel hedging instruments, offset by $375 million of net unrealized gains. The unrealized gains are the result of the application of mark-to-market accounting in which unrealized losses recognized in prior periods are reversed as hedge transactions are settled in the current period. US Airways recognized net gains from its fuel hedging program in the first nine months of 2008 as the price of heating oil exceeded the upper limit on certain of its collar transactions.

•
Aircraft maintenance expense decreased 11.4% due principally to decreases in the number of engine and landing gear overhauls performed in the 2009 period as compared to the 2008 period as a result of the timing of maintenance cycles.

•
Selling expenses decreased 14.5% due to lower credit card fees, booking fees and commissions paid as a result of a decline in the number and value of tickets sold resulting from the weakened demand and pricing caused by the economic recession.

•
Depreciation and amortization expense increased 15.4% due to an increase in the average number of owned aircraft to 69 in the 2009 period from 51 in the 2008 period, which increased depreciation expense. The increase in the average number of owned aircraft included nine Airbus 320 family, eight Embraer 190 and one Airbus 330 aircraft

•
Other expense decreased 9.8% due to a decrease in the incremental cost of travel awards associated with US Airways’ frequent traveler program, principally as a result of lower fuel costs. US Airways’ continued focus on overall cost control also contributed to the decrease.

Total Express expenses decreased $510 million or 20.5% in the first nine months of 2009 to $1.98 billion from $2.49 billion in the 2008 period. The period over period decrease was primarily driven by decreases in fuel costs. Express fuel costs decreased $500 million as the average fuel price per gallon decreased 51% from $3.49 in the first nine months of 2008 to $1.71 in the 2009 period. In addition, gallons of fuel consumed in 2009 decreased 4.7% on 4.5% lower capacity. Other Express expenses decreased $10 million or 0.6% despite a 4.5% decrease in Express ASMs due to certain fixed costs associated with US Airways’ capacity purchase agreements as well as certain contractual rate increases with these carriers.
Nonoperating Income (Expense):

			Percent
	2009	2008	Change
	(In millions)
Nonoperating income (expense):
Interest income	$17	$68	(74.6)
Interest expense, net	(189)	(146)	29.0
Other, net	(18)	(140)	(87.1)

Total nonoperating expense, net	$(190)	$(218)	(13.0)

Net nonoperating expense was $190 million in the first nine months of 2009 as compared to $218 million in the 2008 period. Interest income decreased $51 million in the 2009 period due to lower average investment balances and lower rates of return. Interest expense, net increased $43 million due to an increase in the average debt balance outstanding primarily as a result of financing transactions completed in the fourth quarter of 2008 and first nine months of 2009, partially offset by reductions in average interest rates associated with variable rate debt as compared to the 2008 period.
Other nonoperating expense, net in the 2009 period included $10 million in other-than-temporary non-cash impairment charges for US Airways’ investments in auction rate securities, a $6 million loss on the sale of certain aircraft equipment and a $2 million non-cash asset impairment charge, offset by $2 million in foreign currency gains. Other nonoperating expense, net in the 2008 period included $140 million in other-than-temporary non-cash impairment charges for US Airways’ investments in auction rate securities, $6 million in foreign currency losses, and a $2 million write off of debt discount and debt issuance costs in connection with the refinancing of certain aircraft equipment notes, offset by $8 million in gains on forgiveness of debt. The impairment charges on auction rate securities are discussed in more detail under “Liquidity and Capital Resources.”

Liquidity and Capital Resources
As of September 30, 2009, our cash, cash equivalents, investments in marketable securities and restricted cash were $2 billion, of which $530 million was restricted. Our investments in marketable securities included $228 million of auction rate securities at fair value ($411 million par value) that are classified as noncurrent assets on our condensed consolidated balance sheets.
Investments in Marketable Securities
As of September 30, 2009, we held auction rate securities totaling $411 million at par value, which are classified as available for sale securities and noncurrent assets on our condensed consolidated balance sheets. Contractual maturities for these auction rate securities range from seven to 43 years, with 62% of our portfolio maturing within the next 10 years (2016 — 2017), 10% maturing within the next 20 years (2025), 16% maturing within the next 30 years (2033 — 2036) and 12% maturing thereafter (2039 — 2052). With the liquidity issues experienced in the global credit and capital markets, all of our auction rate securities have experienced failed auctions since August 2007. The estimated fair value of these auction rate securities no longer approximates par value. As of September 30, 2009, the fair value of our auction rate securities was $228 million, a net increase of $14 million from June 30, 2009 and $41 million from December 31, 2008.
In the three and nine months ended September 30, 2009, we recorded unrealized gains of $17 million and $51 million, respectively, in other comprehensive income related to the increase in fair value of certain of our investments in auction rate securities. These unrealized gains were offset by other-than-temporary impairment charges of $3 million and $10 million, respectively, in the three and nine months ended September 30, 2009. These other-than-temporary impairment charges are recorded in other nonoperating expense, net and relate to the decline in fair value of certain of our investments in auction rate securities.
We continue to monitor the market for auction rate securities and consider its impact (if any) on the fair value of our investments. If the current market conditions deteriorate, we may be required to record additional impairment charges in other nonoperating expense, net in future periods.
We believe that, based on our current unrestricted cash and cash equivalents balance at September 30, 2009, the current lack of liquidity in our investments in auction rate securities will not have a material impact on our liquidity, our cash flow or our ability to fund our operations.
Sources and Uses of Cash
US Airways Group
Net cash provided by operating activities was $130 million for the first nine months of 2009 as compared to net cash used in operating activities of $583 million for the first nine months of 2008. The period over period increase of $713 million was primarily driven by a decrease in the net loss recognized in the first nine months of 2009 as compared to the first nine months of 2008. Fuel costs were substantially lower in the 2009 period, which was offset in part by a decline in revenues. Our mainline and Express fuel expense was $2.17 billion lower in the 2009 period as compared to the 2008 period on 5.3% lower capacity. Total revenues declined $1.53 billion due to the economic slowdown and resulting weak revenue environment in 2009.
Net cash used in investing activities was $646 million and $832 million for the first nine months of 2009 and 2008, respectively. Principal investing activities in the 2009 period included expenditures for property and equipment totaling $676 million, including the purchase of 10 Airbus aircraft, and a $55 million increase in equipment purchase deposits for certain aircraft on order, offset by $55 million in proceeds from the disposition of property and equipment and net sales of investments in marketable securities of $20 million. The $55 million in proceeds resulted from a swap of an owned aircraft for the aircraft involved in the Flight 1549 accident as allowed under our lease agreement and three engine sale-leaseback transactions. Principal investing activities in the 2008 period included expenditures for property and equipment totaling $755 million, including the purchase of 13 Embraer aircraft and three Airbus aircraft, a $117 million increase in restricted cash and a $97 million increase in equipment purchase deposits for certain aircraft on order, all of which were offset in part by net sales of investments in marketable securities of $117 million. The change in the restricted cash balance was due to a change in the amount of holdback by certain credit card processors for advance ticket sales for which we had not yet provided air transportation.
Net cash provided by financing activities was $724 million and $635 million for the first nine months of 2009 and 2008, respectively. Principal financing activities in the 2009 period included proceeds from the issuance of debt of $803 million, which included the issuance of $172 million of convertible notes, additional loans under a spare parts loan agreement, a loan secured by certain airport landing slots, an unsecured financing with one of our third party Express carriers and the financing associated with the purchase of 10 Airbus aircraft acquisitions. Debt repayments totaled $271 million in the 2009 period. Financing activities in the 2009 period also included net proceeds from the issuance of common stock of $66 million as a result of a public stock offering of 17.5 million shares in May 2009 and $137 million as a result of a public stock offering of 29 million shares in September 2009. Principal financing activities in the 2008 period included proceeds from the issuance of debt of $669 million, in part to finance the acquisition of 13 Embraer aircraft and three Airbus aircraft, and $145 million in proceeds from the refinancing of certain aircraft equipment notes. Debt repayments were $205 million, including $97 million related to the $145 million aircraft equipment note refinancing discussed above. Financing activities in the 2008 period also included $179 million in net proceeds from the issuance of common stock as a result of a public stock offering of 21.85 million common shares during the third quarter of 2008.

US Airways
Net cash provided by operating activities was $211 million for the first nine months of 2009 as compared to net cash used in operating activities of $438 million for the first nine months of 2008. The period over period increase of $649 million was primarily driven by a decrease in the net loss recognized in the first nine months of 2009 as compared to the first nine months of 2008. Fuel costs were substantially lower in the 2009 period, which was offset in part by a decline in revenues. US Airways’ mainline and Express fuel expense was $2.17 billion lower in the 2009 period as compared to the 2008 period on 5.3% lower capacity. Total revenues declined $1.5 billion due to the economic slowdown and resulting weak revenue environment in 2009.
Net cash used in investing activities was $642 million and $811 million for the first nine months of 2009 and 2008, respectively. Principal investing activities in the 2009 period included expenditures for property and equipment totaling $672 million, including the purchase of 10 Airbus aircraft, and a $55 million increase in equipment purchase deposits for certain aircraft on order, offset by $55 million in proceeds from the disposition of property and equipment and net sales of investments in marketable securities of $20 million. The $55 million in proceeds resulted from a swap of an owned aircraft for the aircraft involved in the Flight 1549 accident as allowed under US Airways’ lease agreement and three engine sale-leaseback transactions. Principal investing activities in the 2008 period included expenditures for property and equipment totaling $734 million, including the purchase of 13 Embraer aircraft and three Airbus aircraft, a $117 million increase in restricted cash and a $97 million increase in equipment purchase deposits for certain aircraft on order, all of which were offset in part by net sales of investments in marketable securities of $117 million. The change in the restricted cash balance was due to a change in the amount of holdback by certain credit card processors for advance ticket sales for which US Airways had not yet provided air transportation.
Net cash provided by financing activities was $370 million and $472 million for the first nine months of 2009 and 2008, respectively. Principal financing activities in the 2009 period included proceeds from the issuance of debt of $631 million, which included additional loans under a spare parts loan agreement, a loan secured by certain airport landing slots, an unsecured financing with one of US Airways’ third party Express carriers and the financing associated with the purchase of 10 Airbus aircraft acquisitions. Debt repayments totaled $255 million in the 2009 period. Principal financing activities in the 2008 period included proceeds from the issuance of debt of $669 million, in part to finance the acquisition of 13 Embraer aircraft and three Airbus aircraft, and $145 million in proceeds from the refinancing of certain aircraft equipment notes. Debt repayments were $189 million, including $97 million related to the $145 million aircraft equipment note refinancing discussed above.
Commitments
As of September 30, 2009, we had $4.86 billion of long-term debt and capital leases (including current maturities and before discount on debt). The information contained herein is not a comprehensive discussion and analysis of our commitments, but rather updates disclosures made in the 2008 Form 10-K.
Citicorp Credit Facility
On March 23, 2007, US Airways Group entered into a term loan credit facility with Citicorp North America, Inc., as administrative agent, and a syndicate of lenders pursuant to which US Airways Group borrowed an aggregate principal amount of $1.6 billion. US Airways, AWA and certain other subsidiaries of US Airways Group are guarantors of the Citicorp credit facility.
The Citicorp credit facility bears interest at an index rate plus an applicable index margin or, at our option, LIBOR plus an applicable LIBOR margin for interest periods of one, two, three or six months. The applicable index margin, subject to adjustment, is 1.00%, 1.25% or 1.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or greater than $1 billion, respectively. The applicable LIBOR margin, subject to adjustment, is 2.00%, 2.25% or 2.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or greater than $1 billion, respectively. In addition, interest on the Citicorp credit facility may be adjusted based on the credit rating for the Citicorp credit facility as follows: (i) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least one subgrade better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be the lower of 2.25% and the rate otherwise applicable based upon the adjusted Citicorp credit facility balance and (B) the applicable index margin will be the lower of 1.25% and the rate otherwise applicable based upon the Citicorp credit facility principal balance, and (ii) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least two subgrades better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be 2.00% and (B) the applicable index margin will be 1.00%. As of September 30, 2009, the interest rate on the Citicorp credit facility was 2.75% based on a 2.50% LIBOR margin.

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
On October 20, 2008, US Airways Group entered into an amendment to the Citicorp credit facility. Pursuant to the amendment, we repaid $400 million of indebtedness under the credit facility, reducing the principal amount outstanding under the credit facility to approximately $1.17 billion as of September 30, 2009. The Citicorp credit facility amendment also provides for a reduction in the amount of unrestricted cash required to be held by us from $1.25 billion to $850 million. In addition, the Citicorp credit facility amendment provides that we may issue debt in the future with a silent second lien on the assets pledged as collateral under the Citicorp credit facility. As of September 30, 2009, we were in compliance with all debt covenants under the amended credit facility.
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
Holders may convert their 7.25% notes at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date for the 7.25% notes. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination thereof at our election. The initial conversion rate for the 7.25% notes is 218.8184 shares of our common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $4.57 per share). Such conversion rate is subject to adjustment in certain events.
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
As the 7.25% notes can be settled in cash upon conversion, for accounting purposes, the 7.25% notes were bifurcated into a debt component that is initially recorded at fair value and an equity component. In addition to the 7.25% coupon interest, we expect to record non-cash interest expense of $3 million in 2009, $12 million in 2010, $16 million in 2011, $22 million in 2012, $29 million in 2013 and $13 million in 2014 representing the amortization of the discounted carrying value of the 7.25% notes to its face value over the five year term.
Other 2009 Financing Transactions
On January 16, 2009, US Airways exercised its right to obtain new loan commitments and incur additional loans under a spare parts loan agreement. In connection with the exercise of that right, Airbus Financial Services funded $50 million in satisfaction of a previous commitment. This loan will mature on October 20, 2014, bears interest at a rate of LIBOR plus a margin and is secured by the collateral securing loans under the spare parts loan agreement.

On March 31, 2009, US Airways again exercised its right to obtain new loan commitments and incur additional loans under the spare parts loan agreement and borrowed $50 million. This loan will mature on October 20, 2014, bears interest at a rate of LIBOR plus a margin and is secured by the collateral securing loans under the spare parts loan agreement. US Airways used a portion of the proceeds to purchase an A321 aircraft previously leased to US Airways by an affiliate of the debt holder. As a result, this aircraft became unencumbered.
In June 2009, US Airways entered into loan agreements totaling $132 million to finance the acquisition of certain A330-200 aircraft. The loans bear interest at a rate of LIBOR plus an applicable margin, contain default provisions and other covenants that are typical in the industry for similar financings and are amortized over seven years with balloon payments at maturity.
In the third quarter of 2009, US Airways utilized backstop financing through the manufacturer totaling $104 million to finance the acquisition of certain A320 family aircraft. The financing bears interest at a rate of LIBOR plus an applicable margin, contains default provisions and other covenants that are typical in the industry for similar financings and is amortized over twelve years.
US Airways Group had previously entered into a co-branded credit card agreement with Barclays Bank Delaware. The agreement provides for, among other things, the pre-purchase of frequent flyer miles in the aggregate amount of $200 million. Barclays has agreed that it will pre-purchase additional miles on a monthly basis in an amount equal to the difference between $200 million and the amount of unused miles then outstanding, which purchases average approximately $17 million per month. Among the conditions to this monthly purchase of miles is a requirement that US Airways Group maintain an unrestricted cash balance of at least $1.5 billion. In September 2009, Barclays agreed to temporarily reduce this requirement to $1.35 billion for the months of August through October 2009.
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
Aircraft and Engine Purchase Commitments
US Airways has definitive purchase agreements with Airbus for the acquisition of 134 aircraft, including 97 single-aisle A320 family aircraft and 37 widebody aircraft (comprised of 22 A350 XWB aircraft and 15 A330-200 aircraft). Deliveries of the A320 family aircraft commenced during 2008 with the delivery of five A321 aircraft. During the first nine months of 2009, US Airways took delivery of 12 A321 aircraft and three A330-200 aircraft. Of the 12 A321 aircraft, eight were financed through existing financing facilities, three were financed using manufacturer backstop financing and one was financed through a leasing transaction. Of the three A330-200 aircraft, two were financed through the June 2009 agreements discussed above and one was financed through a leasing transaction. US Airways plans to take delivery of six A321 aircraft, two A320 aircraft and two A330-200 aircraft prior to the end of 2009. Deliveries of the remaining A320 family aircraft and the A330-200 aircraft will continue through 2012 and deliveries of the A350 XWB aircraft will begin in 2015 and extend through 2018.
US Airways has agreements for the purchase of eight new IAE V2500-A5 spare engines scheduled for delivery through 2014 for use on the Airbus A320 family fleet, three new Trent 700 spare engines scheduled for delivery through 2011 for use on the Airbus A330-200 fleet and three new Trent XWB spare engines scheduled for delivery in 2015 through 2017 for use on the Airbus A350 XWB aircraft. US Airways has taken delivery of one Trent 700 spare engine, which was financed through a leasing transaction.
Under all of our aircraft and engine purchase agreements, our total future commitments as of September 30, 2009 are expected to be approximately $6 billion through 2018, which includes predelivery deposits and payments. The remaining A320 family aircraft scheduled for delivery in 2009 have backstop financing available through the manufacturer and we have secured financing for the remaining two A330-200 deliveries scheduled for delivery in 2009. See “Risk Factors — Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions” in Part II, Item 1A, “Risk Factors.”

Covenants and Credit Rating
In addition to the minimum cash balance requirements, our long-term debt agreements contain various negative covenants that restrict or limit our actions, including our ability to pay dividends or make other restricted payments. Certain long-term debt agreements also contain cross-default provisions, which may be triggered by defaults by us under other agreements relating to indebtedness. See “Risk Factors — Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions” in Part II, Item 1A, “Risk Factors.” As of September 30, 2009, we and our subsidiaries were in compliance with the covenants in our long-term debt agreements.
Our credit ratings, like those of most airlines, are relatively low. The following table details our credit ratings as of September 30, 2009:

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
Contractual Obligations
The following table provides details of our future cash contractual obligations as of September 30, 2009 (in millions):

	Payments Due by Period
	2009	2010	2011	2012	2013	Thereafter	Total
US Airways Group (1)
Debt (2)	$—	$33	$116	$99	$16	$1,350	$1,614
Interest obligations (3)	15	59	56	51	48	55	284
US Airways (4)
Debt and capital lease obligations (5) (6)	148	403	335	298	248	1,815	3,247
Interest obligations (3) (6)	37	138	153	135	92	431	986
Aircraft purchase and operating lease commitments (7)	698	2,394	2,213	1,610	737	5,869	13,521
Regional capacity purchase agreements (8)	247	1,030	1,050	915	784	2,812	6,838
Other US Airways Group subsidiaries (9)	2	2	1	1	1	—	7

Total	$1,147	$4,059	$3,924	$3,109	$1,926	$12,332	$26,497

(1)
These commitments represent those specifically entered into by US Airways Group or joint commitments entered into by US Airways Group and US Airways under which each entity is jointly and severally liable.

(2)	Excludes $136 million of unamortized debt discount as of September 30, 2009.

(3)	For variable-rate debt, future interest obligations are shown above using interest rates in effect as of September 30, 2009.

(4)	Commitments listed separately under US Airways and its wholly owned subsidiaries represent commitments under agreements entered into separately by those companies.

(5)	Excludes $99 million of unamortized debt discount as of September 30, 2009.

(6)
Includes $505 million of future principal payments and $229 million of future interest payments as of September 30, 2009, respectively, related to pass through trust certificates or EETCs associated with mortgage financings for the purchase of certain aircraft.

(7)	Includes $3.27 billion of future minimum lease payments related to EETC leveraged leased financings of certain aircraft as of September 30, 2009.

(8)	Represents minimum payments under capacity purchase agreements with third-party Express carriers.

(9)	Represents operating lease commitments entered into by US Airways Group’s other airline subsidiaries Piedmont and PSA.
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

Critical Accounting Policies and Estimates
In the third quarter of 2009, there were no changes to our critical accounting policies and estimates from those disclosed in the financial statements and accompanying notes contained in our 2008 Form 10-K except as updated below.
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
Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162.” SFAS No. 168 establishes the FASB Accounting Standards Codification™ (the “Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. Effective July 1, 2009, the Codification superseded all existing non-SEC accounting and reporting standards.
In May 2008, the FASB issued FASB Staff Position (“FSP’) Accounting Principle Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” as adopted by the Codification on July 1, 2009. FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option. FSP APB 14-1 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. The liability component of the debt instrument is accreted to par using the effective yield method; accretion is reported as a component of interest expense. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment. FSP APB 14-1 must be applied retrospectively to previously issued cash-settleable convertible instruments as well as prospectively to newly issued instruments. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.
In September 2005, we issued a total of $144 million principal amount of 7% Senior Convertible Notes due 2020 (the “7% notes”). As of September 30, 2009, $74 million of principal amount remained outstanding under the 7% notes. The holders of these notes may convert, at any time prior to the earlier of the business day prior to the redemption date and the second business day preceding the maturity date, any outstanding notes (or portions thereof) into shares of our common stock, at an initial conversion rate of 41.4508 shares of common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $24.12 per share). In lieu of delivery of shares of common stock upon conversion of all or any portion of the 7% notes, we may elect to pay cash or a combination of shares and cash to holders surrendering notes for conversion. The 7% notes are subject to the provisions of FSP APB 14-1 since the 7% notes can be settled in cash upon conversion.

We adopted FSP APB 14-1 on January 1, 2009. We concluded that the fair value of the equity component of the 7% notes at the time of issuance in 2005 was $47 million. Upon retrospective application, the adoption resulted in a $29 million increase in accumulated deficit at December 31, 2008, comprised of non-cash interest expense of $17 million for the years 2005-2008 and non-cash losses on debt extinguishment of $12 million related to the partial conversion of certain of the 7% notes to common stock in 2006. As of September 30, 2009 and December 31, 2008, the carrying value of the equity component was $40 million. The principal amount of the outstanding notes, the unamortized discount and the net carrying value at September 30, 2009 was $74 million, $7 million and $67 million, respectively, and at December 31, 2008 was $74 million, $11 million and $63 million, respectively. The remaining period over which the unamortized discount will be recognized is one year. We recognized $1 million and $4 million in non-cash interest expense in the three and nine months ended September 30, 2009, respectively, and $1 million and $3 million in the three and nine months ended September 30, 2008, respectively, related to the adoption of FSP APB 14-1. In addition, we recognized $2 million and $4 million in cash interest expense in the three and nine months ended September 30, 2009, respectively, and $2 million and $4 million in cash interest expense in the three and nine months ended September 30, 2008, respectively. The following table presents the December 31, 2008 balance sheet line items affected as adjusted and as originally reported (in millions).

	December 31, 2008
	As Adjusted	As Reported
Long-term debt and capital leases, net of current maturities	$3,623	$3,634
Additional paid-in capital	1,789	1,749
Accumulated deficit	(2,336)	(2,307)
In April 2009, the FASB issued FSP Financial Accounting Standards (“FAS”) 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” as adopted by the Codification on July 1, 2009. This FSP changes existing guidance for determining whether an impairment of debt securities is other-than-temporary. The FSP requires other-than-temporary impairments to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses) which is recognized in earnings and the amount related to other factors (referred to as noncredit losses) which is recognized in other comprehensive income. This noncredit loss component of the impairment may only be classified in other comprehensive income if both of the following conditions are met (a) the holder of the security concludes that it does not intend to sell the security and (b) the holder concludes that it is more likely than not that the holder will not be required to sell the security before the security recovers its value. If these conditions are not met, the noncredit loss must also be recognized in earnings. When adopting the FSP, an entity is required to record a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. We adopted FSP FAS 115-2 and FAS 124-2 as of April 1, 2009. We do not meet the conditions necessary to recognize the noncredit loss component of our auction rate securities in other comprehensive income. Accordingly, we did not reclassify any previously recognized other-than-temporary impairment losses from retained earnings to accumulated other comprehensive income and the adoption of FSP FAS 115-2 and FAS 124-2 had no material impact on our condensed consolidated financial statements.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” as adopted by the Codification on July 1, 2009. This FSP provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. We adopted FSP FAS 157-4 during the second quarter of 2009, and its application had no impact on our condensed consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” as adopted by the Codification on July 1, 2009, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted SFAS No. 165 during the second quarter of 2009, and its application had no impact on our condensed consolidated financial statements. We evaluated subsequent events through the date the accompanying financial statements were issued, which was October 21, 2009.

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
In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements.” ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. A company may elect, but will not be required, to adopt the amendments in ASU No. 2009-13 retrospectively for all prior periods. Management is currently evaluating the requirements of ASU No. 2009-13 and has not yet determined the impact on our condensed consolidated financial statements.

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
Commodity price risk
Our 2009 forecasted mainline and Express fuel consumption is approximately 1.42 billion gallons, and a one cent per gallon increase in aviation fuel price results in a $14 million annual increase in expense. Since the third quarter of 2008, we have not entered into any new transactions as part of our fuel hedging program and as of September 30, 2009, there were no remaining outstanding fuel hedging contracts.
Interest rate risk
Our exposure to interest rate risk relates primarily to our cash equivalents, investment portfolios and variable rate debt obligations. At September 30, 2009, our variable-rate long-term debt obligations of approximately $3.38 billion represented approximately 70% of our total long-term debt. If interest rates increased 10% in 2009, the impact on our results of operations would be approximately $12 million of additional interest expense.
At September 30, 2009, included within our investment portfolio are $411 million par value of investments in auction rate securities. With the liquidity issues experienced in the global credit and capital markets, all of our auction rate securities have experienced failed auctions since August 2007. The estimated fair value of these auction rate securities no longer approximates par value. As of September 30, 2009, the fair value of our auction rate securities was $228 million. We continue to monitor the market for auction rate securities and consider its impact (if any) on the fair value of our investments. If the current market conditions deteriorate, we may be required to record additional impairment charges in other nonoperating expense, net in future periods.
We believe that, based on our current unrestricted cash and cash equivalents balance at September 30, 2009, the current lack of liquidity in our investments in auction rate securities will not have a material impact on our liquidity, our cash flow or our ability to fund our operations. Refer to Note 8, “Investments in Marketable Securities (Noncurrent)” in Part I, Items 1A and 1B, respectively, of this report for additional information.

Item 4.	Controls and Procedures
Evaluation of disclosure controls and procedures.
An evaluation was performed under the supervision and with the participation of US Airways Group’s and US Airways’ management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the rules promulgated under the Exchange Act) as of September 30, 2009. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2009.
Changes in internal control over financial reporting.
There has been no change to US Airways Group’s or US Airways’ internal control over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, US Airways Group’s or US Airways’ internal control over financial reporting.
Limitation on the effectiveness of controls.
We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO believe that our disclosure controls and procedures were effective at the “reasonable assurance” level as of September 30, 2009.

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
In addition, we have substantial non-cancelable commitments for capital expenditures, including the acquisition of new aircraft and related spare engines. Although we have in place backstop financing for the narrow body aircraft we have on order, we have not yet secured financing commitments or backstop financing for some of the widebody aircraft we have on order, commencing with deliveries scheduled for March 2010, and cannot assure you of the availability or cost of that financing. If we are not able to arrange financing for such aircraft at customary advance rates and on terms and conditions acceptable to us, we expect we would seek to negotiate deferrals of aircraft deliveries with the manufacturer or financing at lower than customary advance rates, or, if required, use cash from operations or other sources to purchase the aircraft.

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
We have a significant amount of fixed obligations, including debt, aircraft leases and financings, aircraft purchase commitments, leases and developments of airport and other facilities and other cash obligations. We also have certain guaranteed costs associated with our regional alliances. Our existing indebtedness is secured by substantially all of our assets.
As a result of the substantial fixed costs associated with these obligations:
•	a decrease in revenues results in a disproportionately greater percentage decrease in earnings;
•	we may not have sufficient liquidity to fund all of these fixed costs if our revenues decline or costs increase; and
•	we may have to use our working capital to fund these fixed costs instead of funding general corporate requirements, including capital expenditures.
These obligations also impact our ability to obtain additional financing, if needed, and our flexibility in the conduct of our business.
Any failure to comply with the liquidity covenants contained in our financing arrangements would likely have a material adverse effect on our business, financial condition and results of operations.
The terms of our Citicorp credit facility and certain of our other financing arrangements require us to maintain consolidated unrestricted cash and cash equivalents of not less than $850 million, with not less than $750 million (subject to partial reductions upon certain reductions in the outstanding principal amount of the loan) of that amount held in accounts subject to control agreements.
Our ability to comply with these covenants while paying the fixed costs associated with our contractual obligations and our other expenses will depend on our operating performance and cash flow, which are seasonal, as well as factors including fuel costs and general economic and political conditions.
In order to strengthen our ability to continue complying with our liquidity covenants in the event that the factors affecting our liquidity will in fact be more adverse than we currently anticipate, management is pursuing a number of initiatives. These initiatives are intended to provide a cushion to mitigate against such an event. There can be no assurance that these initiatives will be consummated, however, and even if these initiatives are consummated, the factors affecting our liquidity (and our ability to comply with related covenants) will remain subject to significant fluctuations and uncertainties, many of which are outside our control. Any breach of our liquidity covenants or failure to timely pay our obligations could result in a variety of adverse consequences, including the acceleration of our indebtedness, the withholding of credit card proceeds by the credit card servicers and the exercise of remedies by our creditors and lessors. In such a situation, it is unlikely that we would be able to fulfill our contractual obligations, repay the accelerated indebtedness, make required lease payments or otherwise cover our fixed costs.
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
Although we are currently able to obtain adequate supplies of aircraft fuel, we cannot predict the future availability, price volatility or cost of aircraft fuel. Natural disasters, political disruptions or wars involving oil-producing countries, changes in fuel-related governmental policy, the strength of the U.S. dollar against foreign currencies, speculation in the energy futures markets, changes in aircraft fuel production capacity, environmental concerns and other unpredictable events may result in fuel supply shortages, additional fuel price volatility and cost increases in the future.
Historically from time to time we have entered into hedging arrangements to protect against rising fuel costs. Since the third quarter of 2008, we have not entered into any new hedging transactions as part of our fuel hedging program and as of September 30, 2009, there were no remaining outstanding fuel hedging contracts. Our ability to hedge in the future, however, may be limited, particularly if the financial condition of our airline worsens. In the event we do hedge in the future, our fuel hedging arrangements do not completely protect us against price increases and are limited in both volume of fuel and duration. Also, a rapid decline in the price of fuel can adversely impact our short-term liquidity as our hedge counterparties require that we post collateral in the form of cash or letters of credit when the projected future market price of fuel drops below the strike price. See also the discussion in Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”
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
Relations between air carriers and labor unions in the United States are governed by the Railway Labor Act (the “RLA”). Under the RLA, collective bargaining agreements generally contain “amendable dates” rather than expiration dates, and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the National Mediation Board. These processes do not apply to our current and ongoing negotiations for post-merger integrated labor agreements, and this means unions may not lawfully engage in concerted refusals to work, such as strikes, slow-downs, sick-outs or other similar activity, against us. Nonetheless, after more than four years of negotiations without a resolution to the bargaining issues that arose from the merger, there is a risk that disgruntled employees, either with or without union involvement, could engage in one or more concerted refusals to work that could individually or collectively harm the operation of our airline and impair our financial performance. Likewise, employees represented by unions that have reached post-merger integrated agreements could engage in improper actions that disrupt our operations.
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
We believe that our future success will depend in large part on our ability to attract and retain highly qualified management, technical and other personnel, particularly in light of reductions in headcount associated with cost-saving measures that we have implemented. We may not be successful in retaining key personnel or in attracting and retaining other highly qualified personnel. Any inability to retain or attract significant numbers of qualified management and other personnel could adversely affect our business.

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
The FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures or operational restrictions. Some FAA requirements cover, among other things, retirement of older aircraft, security measures, collision avoidance systems, airborne windshear avoidance systems, noise abatement and other environmental concerns, aircraft operation and safety and increased inspections and maintenance procedures to be conducted on older aircraft. Our failure to timely comply with these requirements can result in fines and other enforcement actions by the FAA or other regulators. For example, on October 14, 2009, the FAA proposed a fine of $5.4 million with respect to certain alleged violations and we are in discussions with the agency regarding resolution of this matter.
Additional laws, regulations, taxes and policies have been proposed or discussed from time to time, including recently introduced federal legislation on a “passenger bill of rights,” that, if adopted, could significantly increase the cost of airline operations or reduce revenues. The state of New York’s attempt to adopt such a measure has been successfully challenged by the airline industry. Other states, however, are contemplating similar legislation. The DOT also has a rulemaking pending and completed a stakeholder task force working on various initiatives that could lead to additional expansion of airline obligations in the customer service area and increase our costs.
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
The terrorist attacks of September 11, 2001 led to a significant increase in insurance premiums and a decrease in the insurance coverage available to commercial air carriers. Accordingly, our insurance costs increased significantly and our ability to continue to obtain insurance even at current prices remains uncertain. In addition, we have obtained third party war risk (terrorism) insurance through a special program administered by the FAA, resulting in lower premiums than if we had obtained this insurance in the commercial insurance market. The program has been extended, with the same conditions and premiums, until August 31, 2010. If the federal insurance program terminates, we would likely face a material increase in the cost of war risk insurance. The failure of one or more of our insurers could result in a lack of coverage for a period of time. Additionally, severe disruptions in the domestic and global financial markets could adversely impact the ratings and survival of some insurers. Future downgrades in the ratings of enough insurers could adversely impact both the availability of appropriate insurance coverage and its cost. Because of competitive pressures in our industry, our ability to pass additional insurance costs to passengers is limited. As a result, further increases in insurance costs or reductions in available insurance coverage could have an adverse impact on our financial results.

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
Risks Relating to Our Common Stock
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

Item 6.	Exhibits

Exhibit No.	Description

2.1	Mutual Asset Purchase and Sale Agreement dated as of August 11, 2009 among Delta Air Lines, Inc., US Airways, Inc. and US Airways Group, Inc.*

3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of US Airways Group, Inc., effective as of July 24, 2009.

10.1	Amendment No. 4 to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc.*

10.2	Amendment No. 4 to the A330 Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc.*

10.3	Amendment No. 3 to the Amended and Restated Airbus A350 XWB Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc.*

10.4	Amendment No. 8 to America West Co-Branded Card Agreement dated September 17, 2009 by and between US Airways Group, Inc. and Barclays Bank Delaware.*

10.5	Amendment No. 9 to America West Co-Branded Card Agreement dated September 21, 2009 by and between US Airways Group, Inc. and Barclays Bank Delaware.*

31.1	Certification of US Airways Group’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of US Airways Group’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of US Airways’ Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.4	Certification of US Airways’ Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of US Airways Group’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of US Airways’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted under a request for confidential treatment and filed separately with the United States Securities and Exchange Commission.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

US Airways Group, Inc. (Registrant)
Date: October 21, 2009	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

US Airways, Inc. (Registrant)
Date: October 21, 2009	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

2.1	Mutual Asset Purchase and Sale Agreement dated as of August 11, 2009 among Delta Air Lines, Inc., US Airways, Inc. and US Airways Group, Inc.*

3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of US Airways Group, Inc., effective as of July 24, 2009.

10.1	Amendment No. 4 to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc.*

10.2	Amendment No. 4 to the A330 Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc.*

10.3	Amendment No. 3 to the Amended and Restated Airbus A350 XWB Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc.*

10.4	Amendment No. 8 to America West Co-Branded Card Agreement dated September 17, 2009 by and between US Airways Group, Inc. and Barclays Bank Delaware.*

10.5	Amendment No. 9 to America West Co-Branded Card Agreement dated September 21, 2009 by and between US Airways Group, Inc. and Barclays Bank Delaware.*

31.1	Certification of US Airways Group’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of US Airways Group’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of US Airways’ Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.4	Certification of US Airways’ Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of US Airways Group’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of US Airways’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted under a request for confidential treatment and filed separately with the United States Securities and Exchange Commission.