Form 10-K
period 2009-12-31
US AIRWAYS GROUP INC; US AIRWAYS INC
filed 2010-02-17
CIK 701345, 714560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

US Airways Group, Inc.
(Exact name of registrant as specified in its charter)
(Commission File No. 1-8444)

Delaware	54-1194634
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

111 West Rio Salado Parkway, Tempe, Arizona 85281
(Address of principal executive offices, including zip code)

(480) 693-0800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
US Airways, Inc.
(Exact name of registrant as specified in its charter)
(Commission File No. 1-8442)

Delaware	53-0218143
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
111 West Rio Salado Parkway, Tempe, Arizona 85281
(Address of principal executive offices, including zip code)

(480) 693-0800
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether each registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether each registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

US Airways Group, Inc.	Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
US Airways, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

US Airways Group, Inc.	Yes ☐	No ☑
US Airways, Inc.	Yes ☐	No ☑

The aggregate market value of common stock held by non-affiliates of US Airways Group, Inc. as of June 30, 2009 was approximately $319 million.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

US Airways Group, Inc.	Yes ☑	No ☐
US Airways, Inc.	Yes ☑	No ☐

As of February 12, 2010, there were 161,118,427 shares of US Airways Group, Inc. common stock outstanding.

As of February 12, 2010, US Airways, Inc. had 1,000 shares of common stock outstanding, all of which were held by US Airways Group, Inc.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement related to US Airways Group, Inc.’s 2010 Annual Meeting of Stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of US Airways Group, Inc.’s fiscal year ended December 31, 2009, are incorporated by reference into Part III of this Annual Report on Form 10-K.

US Airways Group, Inc.
US Airways, Inc.
Form 10-K
Year Ended December 31, 2009

This combined Annual Report on Form 10-K is filed by US Airways Group, Inc. (“US Airways Group”) and its wholly owned subsidiary US Airways, Inc. (“US Airways”). References in this Annual Report on Form 10-K to “we,” “us,” “our” and the “Company” refer to US Airways Group and its consolidated subsidiaries.

Note Concerning Forward-Looking Statements

Certain of the statements contained in this report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” and “continue” and similar terms used in connection with statements regarding, among others, our outlook, expected fuel costs, the revenue environment, and our expected financial performance. These statements include, but are not limited to, statements about future financial and operating results, our plans, objectives, expectations and intentions and other statements that are not historical facts. These statements are based upon the current beliefs and expectations of management and are subject to significant risks and uncertainties that could cause our actual results and financial position to differ materially from these statements. These risks and uncertainties include, but are not limited to, those described below under Part I, Item 1A, “Risk Factors” and the following:

•	the impact of significant operating losses in the future;

•	downturns in economic conditions and their impact on passenger demand and related revenues;

•	increased costs of financing, a reduction in the availability of financing and fluctuations in interest rates;

•	our high level of fixed obligations and our ability to fund general corporate requirements, obtain additional financing and respond to competitive developments;

•	any failure to comply with the liquidity covenants contained in our financing arrangements;

•	the impact of the price and availability of fuel and significant disruptions in the supply of aircraft fuel;

•	provisions in our credit card processing and other commercial agreements that may affect our liquidity;

•	the impact of union disputes, employee strikes and other labor-related disruptions;

•	our inability to maintain labor costs at competitive levels;

•	our reliance on third-party regional operators or third-party service providers;

•	our reliance on automated systems and the impact of any failure or disruption of these systems;

•	the impact of changes to our business model;

•	competitive practices in the industry, including the impact of industry consolidation;

•	the loss of key personnel or our ability to attract and retain qualified personnel;

•	the impact of conflicts overseas or terrorist attacks, and the impact of ongoing security concerns;

•	changes in government legislation and regulation;

•	our ability to operate and grow our route network;

•	the impact of environmental laws and regulations;

•	costs of ongoing data security compliance requirements and the impact of any data security breach;

•	interruptions or disruptions in service at one or more of our hub airports;

•	the impact of any accident involving our aircraft or the aircraft of our regional operators;

•	delays in scheduled aircraft deliveries or other loss of anticipated fleet capacity;

•	the impact of weather conditions and seasonality of airline travel;

•	the cyclical nature of the airline industry;

•	the impact of possible future increases in insurance costs and disruptions to insurance markets;

•	the impact of global events that affect travel behavior, such as an outbreak of a contagious disease;

•	the impact of foreign currency exchange rate fluctuations;

•	our ability to use NOLs and certain other tax attributes; and

•	other risks and uncertainties listed from time to time in our reports to and filings with the Securities and Exchange Commission.

All of the forward-looking statements are qualified in their entirety by reference to the factors discussed in Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. There may be other factors of which we are not currently aware that may affect matters discussed in the forward-looking statements and may also cause actual results to differ materially from those discussed. We assume no obligation to publicly update or supplement any forward-looking statement to reflect actual results, changes in assumptions or changes in other factors affecting these estimates other than as required by law. Any forward-looking statements speak only as of the date of this Annual Report on Form 10-K or as of the dates indicated in the statements.

PART I

Item 1.	Business

Overview

US Airways Group, a Delaware corporation, is a holding company whose primary business activity is the operation of a major network air carrier through its wholly owned subsidiaries US Airways, Piedmont Airlines, Inc. (“Piedmont”), PSA Airlines, Inc. (“PSA”), Material Services Company, Inc. (“MSC”) and Airways Assurance Limited (“AAL”). MSC and AAL operate in support of our airline subsidiaries in areas such as the procurement of aviation fuel and insurance. US Airways Group was formed in 1982, and its origins trace back to the formation of All American Aviation in 1939. US Airways, a Delaware corporation, was formed in 1982. Effective upon US Airways Group’s emergence from bankruptcy on September 27, 2005, US Airways Group merged with America West Holdings Corporation (“America West Holdings”), with US Airways Group as the surviving corporation.

Our principal executive offices are located at 111 West Rio Salado Parkway, Tempe, Arizona 85281. Our telephone number is (480) 693-0800, and our internet address is www.usairways.com. Information contained on our website is not and should not be deemed a part of this report or any other report or filing filed with or furnished to the Securities and Exchange Commission (“SEC”).

Available Information

You may read and copy any materials US Airways Group or US Airways files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. A copy of this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge at www.usairways.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

The U.S. Airline Industry

The airline industry in the United States was severely impacted in 2009 by the global economic recession. Passenger demand, as reported by the Air Transport Association (“ATA”), declined severely in 2009 as compared to 2008. Despite capacity cuts put in place to help offset the decline in demand for air travel, industry revenues were adversely affected by severe fare discounting by carriers to stimulate demand. Business bookings, which typically drive stronger yields, declined sharply in 2009 as companies cut costs by reducing their travel budgets in response to the economic recession. ATA reported yields for U.S. airlines declined by 13% in 2009 as compared to 2008 while U.S. airline passenger revenues were down 18% for fiscal year 2009, which represented the largest decline on record, exceeding the 14% decline observed from 2000 to 2001.

International markets were more severely impacted by the economic slowdown than domestic markets. This was a result of international traffic’s greater reliance on business travel, particularly premium business and first class seating, to drive profitability. Additionally, there was capacity expansion overseas during the past several years, which the U.S. industry reduced by only 6% in 2009 as compared to domestic capacity reductions of 7%. The contraction of business spending also significantly impacted cargo demand.

During times of weak travel demand, falling fuel prices have historically served as a natural hedge. Although the price of crude oil was down substantially in 2009 from its record high of $147 per barrel in July 2008, it remained volatile and did not fully offset the negative economic impact to passenger demand. During 2009, the price of crude oil on a per barrel basis ranged from a high of $81.03 to a low of $34.03, and closed at $79.39 on December 31, 2009. The volatility in oil prices made the use of hedging positions by airlines to contain fuel costs either expensive (call options) or risky due to counterparty cash collateral requirements (collars and swaps).

Accordingly, in 2009 the industry focused on conserving and building cash and matching capacity to demand. In the latter part of 2009, credit and equity markets were increasingly open to airlines and several U.S. airlines raised cash to enhance liquidity through a number of initiatives such as traditional public stock and debt issuances, asset sales, asset sale-leasebacks and transactions with co-branded credit card issuers.

Airline Operations

We operate the fifth largest airline in the United States as measured by domestic revenue passenger miles (“RPMs”) and available seat miles (“ASMs”). We have hubs in Charlotte, Philadelphia and Phoenix and a focus city at Ronald Reagan Washington National Airport. We offer scheduled passenger service on more than 3,000 flights daily to more than 190 communities in the United States, Canada, Mexico, Europe, the Middle East, the Caribbean, Central and South America. We also have an established East Coast route network, including the US Airways Shuttle service, with a substantial presence at Washington National Airport. We had approximately 51 million passengers boarding our mainline flights in 2009. During 2009, our mainline operation provided regularly scheduled service or seasonal service at 138 airports while the US Airways Express network served 152 airports in the United States, Canada and Mexico, including 75 airports also served by our mainline operation. US Airways Express air carriers had approximately 27 million passengers boarding their planes in 2009. As of December 31, 2009, we operated 349 mainline jets and are supported by our regional airline subsidiaries and affiliates operating as US Airways Express either under capacity purchase or prorate agreements, which operated approximately 236 regional jets and 60 turboprops.

For information regarding US Airways Group’s and US Airways’ operating segments and operating revenue in principal geographic areas, see Notes 13 and 12, respectively, to their respective financial statements included in Items 8A and 8B of this Annual Report on Form 10-K.

In October 2009, we announced the realignment of our operations to focus on our core network strengths, which include our hubs in Charlotte, Philadelphia and Phoenix and our focus city at Washington National Airport. These four cities, as well as our popular hourly Shuttle service between LaGuardia, Boston and Washington National airports, will serve as the cornerstone of our network and by the end of 2010 are expected to represent 99% of our ASMs versus approximately 93% in 2009. Changes to facilitate this strategy include reducing daily departures from Las Vegas, closing stations in Colorado Springs and Wichita, redeploying our E190 fleet to routes between Boston and Philadelphia and the Boston-LaGuardia leg of the Shuttle, suspending five European destinations, returning our Philadelphia-Beijing route authority, rightsizing our crew bases at our hubs and focus city and closing crew bases in Boston, LaGuardia and Las Vegas. In connection with the realignment of our operations, we will reduce staffing by approximately 1,000 positions across our system during the first half of 2010. These reductions include approximately 600 airport passenger and ramp service positions, approximately 200 pilot positions and approximately 150 flight attendant positions. We believe that by concentrating on our strengths and eliminating unprofitable flying we will be better positioned to return US Airways to profitability.

In August 2009, US Airways Group and US Airways entered into a mutual asset purchase and sale agreement with Delta Air Lines, Inc. (“Delta”). Pursuant to the agreement, US Airways would transfer to Delta certain assets related to flight operations at LaGuardia Airport in New York, including 125 pairs of slots currently used to provide US Airways Express service at LaGuardia. Delta would transfer to US Airways certain assets related to flight operations at Washington National Airport, including 42 pairs of slots, and the authority to serve Sao Paulo, Brazil and Tokyo, Japan. One slot equals one take-off or landing, and each pair of slots equals one roundtrip flight. The agreement is structured as two simultaneous asset sales and is expected to be cash neutral to US Airways. The closing of the transactions under the agreement is subject to certain closing conditions, including approvals from a number of government agencies, including the U.S. Department of Justice, the U.S. Department of Transportation (“DOT”), the Federal Aviation Administration (“FAA”) and The Port Authority of New York and New Jersey. If approved, this transaction will significantly increase our capacity in the Washington, D.C. market and improve profitability.

On February 9, 2010, the DOT issued a proposed order conditionally approving the transaction. The proposed order, which is subject to a 30-day comment period, would require the airlines to divest 20 of the 125 slot pairs involved at LaGuardia and 14 of the 42 slot pairs at Washington National. Delta and we are currently reviewing the DOT’s proposed order to determine next steps. However, we expect that if this order is implemented as proposed the transaction will not go forward.

To address the weak revenue environment in 2009, we continued to focus on matching capacity to demand and, as a result, our total RPMs decreased 4.2% on 4.5% lower capacity as compared to 2008. We achieved our 2009 capacity reductions through the sale of aircraft, return of aircraft to lessors and reductions in aircraft utilization. Despite the capacity reductions in 2009, we increased service in certain markets. Domestically, we added new non-stop service from our Charlotte hub to Honolulu, Hawaii. Internationally, we added new service from our Philadelphia hub to Oslo, Norway and Tel Aviv, Israel, service from our Charlotte hub to Paris, France and Rio de Janeiro, Brazil and service from our Phoenix hub to Montego Bay, Jamaica.

We continued our strong operational performance in 2009. Our 2009 on-time performance rate was 80.9% and ranked second among the big five hub-and-spoke carriers as measured by the DOT Air Travel Consumer Report. Our mishandled baggage ratio for 2009 improved 36.5% as compared to 2008. Our 2009 mishandled baggage ratio of 3.03 also ranked second among the big five hub-and-spoke carriers as measured by the DOT Air Travel Consumer Report. The combination of continued strong on-time performance and fewer mishandled bags contributed to 34.8% fewer reported customer complaints to the DOT in 2009 as compared to 2008.

Express Operations

Certain air carriers have code share arrangements with us to operate under the trade name “US Airways Express.” Typically, under a code share arrangement, one air carrier places its designator code and sells tickets on the flights of another air carrier, which is referred to generically as its code share partner. US Airways Express carriers are an integral component of our operating network. We rely heavily on feeder traffic from our US Airways Express partners, which carry passengers to our hubs from low-density markets that are uneconomical for us to serve with large jets. In addition, US Airways Express operators offer complementary service in our existing mainline markets by operating flights during off-peak periods between mainline flights. During 2009, the US Airways Express network served 152 airports in the continental United States, Canada and Mexico, including 75 airports also served by our mainline operation. During 2009, approximately 27 million passengers boarded US Airways Express air carriers’ planes, approximately 42% of whom connected to or from our mainline flights. Of these 27 million passengers, approximately 8 million were enplaned by our wholly owned regional airlines Piedmont and PSA, approximately 19 million were enplaned by third-party carriers operating under capacity purchase agreements and less than 1 million were enplaned by carriers operating under prorate agreements, as described below.

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

In January 2010, Mesa Air Group Inc. (“Mesa”) and its subsidiary Mesa Airlines filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. At December 31, 2009, Mesa Airlines operated 53 aircraft for our Express passenger operations, representing over $450 million in annual passenger revenues to us in 2009. Mesa Airlines continues to operate aircraft on behalf of US Airways Express in accordance with its capacity purchase agreement. Mesa has stated publicly that it intends to operate as normal during the pendency of its Chapter 11 case, including its code share agreements with its partners including US Airways. For more discussion, see Part 1, Item 1A, “Risk Factors — If we incur problems with any of our third-party regional operators or third-party service providers, our operations could be adversely affected by a resulting decline in revenue or negative public perception about our services.”

The following table sets forth our US Airways Express code share agreements and the number and type of aircraft operated under those agreements at December 31, 2009.

Number and Type
Carrier	Agreement Type	of Aircraft
PSA (1)	Capacity Purchase	49 regional jets
Piedmont (1)	Capacity Purchase	44 turboprops
Air Wisconsin Airlines Corporation	Capacity Purchase	70 regional jets
Mesa Airlines, Inc.	Capacity Purchase	47 regional jets and 6 turboprops
Chautauqua Airlines, Inc.	Capacity Purchase	9 regional jets
Republic Airways	Capacity Purchase	58 regional jets
Colgan Airlines, Inc.	Prorate	10 turboprops
Trans States Airlines, Inc.	Prorate	3 regional jets

(1)	PSA and Piedmont are wholly owned subsidiaries of US Airways Group.

Marketing and Alliance Agreements with Other Airlines

We maintain alliance agreements with several leading domestic and international carriers to give customers a greater choice of destinations. Airline alliance agreements provide an array of benefits that vary by partner. By code sharing, each airline is able to offer additional destinations to its customers under its flight designator code without materially increasing operating expenses and capital expenditures. Through frequent flyer arrangements, members are provided with extended networks for earning and redeeming miles on partner carriers. US Airways Club members also have access to certain partner carriers’ airport lounges. We also benefit from the distribution strengths of each of our partner carriers.

US Airways is a member of the Star Alliance, the world’s largest airline alliance, which now has 26 member airlines serving approximately 1,077 destinations in 175 countries. Membership in the Star Alliance further enhances the value of our domestic and international route network by allowing customers wide access to the global marketplace. Expanded benefits for customers include network expansion, frequent flyer program benefits, airport lounge access, convenient single-ticket pricing with electronic tickets, one-stop check-in and coordinated baggage handling. We also have bilateral marketing/code sharing agreements with Star Alliance members United, Lufthansa, Spanair, bmi, TAP Portugal, Swiss International, Asiana, Air New Zealand, Air China, Japan’s ANA, Singapore Airlines and TACA. Other international code sharing partners include Royal Jordanian Airlines, EVA Airways, Qatar Airways and Virgin Atlantic Airways. Marketing/code sharing agreements are maintained with two smaller regional carriers in the Caribbean that operate collectively as the “GoCaribbean” network. Each of these code share agreements funnel international traffic onto our domestic flights or support specific European and Caribbean markets in which we operate. Domestically, we code share with Hawaiian Airlines on intra-Hawaii flights.

Competition in the Airline Industry

The markets in which we operate are highly competitive. Price competition occurs on a market-by-market basis through price discounts, changes in pricing structures, fare matching, target promotions and frequent flyer initiatives. Airlines typically use discount fares and other promotions to stimulate traffic during normally slack travel periods, or when they begin service to new cities or have excess capacity, to generate cash flow and maximize revenue per ASM and to establish, increase or preserve market share. Discount and promotional fares are generally non-refundable and may be subject to various restrictions such as minimum stay requirements, advance ticketing, limited seating and change fees. We have often elected to match discount or promotional fares initiated by other air carriers in certain markets in order to compete in those markets. Most airlines will quickly match price reductions in a particular market. Our ability to compete on the basis of price is limited by our fixed costs and depends on our ability to maintain our operating costs. Some of our competitors have greater financial resources and/or lower cost structures than we do. In addition, recent years have seen the entrance and growth of low-fare, low-cost competitors in many of the markets in which we operate. These competitors include Southwest, AirTran, JetBlue, Allegiant, Frontier and Virgin America. These low cost carriers generally have lower cost structures than US Airways.

In addition to price competition, airlines compete for market share by increasing the size of their route system and the number of markets they serve. Airlines with international operations are less exposed to domestic economic conditions and may be able to offset less profitable domestic fares with more profitable international fares. We also compete on the basis of scheduling (frequency and flight times), availability of nonstop flights, on-time performance, type of equipment, cabin configuration, amenities provided to passengers, frequent flyer programs, the automation of travel agent reservation systems, on-board products, markets served and other services. We compete with both major full service airlines and low-cost airlines throughout our network.

Additionally, because we operate a significant number of flights in the eastern United States, our average trip distance, or stage length, is shorter than those of other major airlines. This makes us more susceptible than other major airlines to competition from surface transportation such as automobiles and trains. Surface competition can be more significant during economic downturns when consumers cut back on discretionary spending.

Industry Regulation and Airport Access

General

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

Most major U.S. airports impose a passenger facility charge. The ability of airlines to contest increases in this charge is restricted by federal legislation, DOT regulations and judicial decisions. With certain exceptions, air carriers pass these charges on to passengers. However, our ability to pass through passenger facility charges to our customers is subject to various factors, including market conditions and competitive factors. The current cap on the passenger facility charge is $4.50 per passenger, although there are efforts to raise the cap to a higher level before Congress.

On October 10, 2008, the FAA finalized new rules governing flight operations at the three major New York airports. These rules did not take effect because of a legal challenge, but the FAA has pushed forward with a reduction in the number of flights per hour at LaGuardia. Additionally, the DOT recently finalized a policy change that will permit airports to charge differentiated landing fees during congested periods, which could impact our ability to serve certain markets in the future. The new rule was challenged in court by the industry and ultimately withdrawn by the FAA. The Obama Administration has not yet articulated its policy concerning the New York area airports. Depending on that policy, our ability to operate at those airports or other constrained airports could be impacted.

The DOT has proposed several new initiatives concerning airline obligations toward passengers. During 2008, the DOT finalized rules pertaining to denied boarding compensation requiring additional consumer disclosure and higher payments to passengers. In addition, the DOT established a task force on long on-board delays that resulted in the issuance of a final report suggesting model contingency plans for long on-board delays. Contemporaneous with the end of the task force, the DOT issued proposed rules that would place additional requirements on airlines concerning service irregularities, consumer rights and contract of carriage obligations. These new rules were recently finalized by the DOT and take effect in April 2010. While we are preparing for the implementation of these new rules, we are still evaluating what the full impact of these rules will be on our operations.

Additional laws, regulations, taxes and policies have been proposed or discussed from time to time, including recently introduced federal legislation on a “passenger bill of rights,” that, if adopted, could significantly further increase the cost of airline operations or reduce revenues.

The DOT allows local airport authorities to implement procedures designed to abate special noise problems, provided such procedures do not unreasonably interfere with interstate or foreign commerce or the national transportation system. Certain locales, including Boston, Washington D.C., Chicago, San Diego and San Francisco, among others, have established airport restrictions to limit noise, including restrictions on aircraft types to be used and limits on the number of hourly or daily operations or the time of these operations. In some instances, these restrictions have caused curtailments in service or increases in operating costs, and these restrictions could limit the ability of our airline subsidiaries to expand their operations at the affected airports. Authorities at other airports may adopt similar noise regulations.

International

The availability of international routes to domestic air carriers is regulated by agreements between the U.S. and foreign governments. Changes in U.S. or foreign government aviation policy could result in the alteration or termination of these agreements and affect our international operations. We could continue to see significant changes in terms of air service between the United States and Europe as a result of the implementation of the U.S. and the EU Air Transport Agreement, generally referred to as the Open Skies Agreement, which took effect in March 2008. The Open Skies Agreement removes bilateral restrictions on the number of flights between the U.S. and EU. One result of the Open Skies Agreements has been applications before the DOT for antitrust immunity between various domestic and international airlines. If granted, antitrust immunity permits carriers to coordinate schedules, pricing and other competitive aspects on international routes to/from the United States. It is possible that the grant of these immunities could have an impact on our international operations.

Security

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

Funding for the TSA is provided by a combination of air carrier fees, passenger fees and taxpayer monies. A “passenger security fee,” which is collected by air carriers from their passengers, is currently set at a rate of $2.50 per flight segment but not more than $10 per round trip. An air carrier fee, or Aviation Security Infrastructure Fee (“ASIF”), has also been imposed with an annual cap equivalent to the amount that an individual air carrier paid in calendar year 2000 for the screening of passengers and property. The TSA may lift this cap at any time and set a new higher fee for air carriers.

In 2009, we incurred expenses of $53 million for the ASIF, including amounts paid by our wholly owned regional subsidiaries, PSA and Piedmont, and amounts attributable to the other regional carriers. Implementation of and compliance with the requirements of the Aviation Security Act have resulted and will continue to result in increased costs for us and our passengers and has and will likely continue to result in service disruptions and delays. As a result of competitive pressure, US Airways and other airlines may be unable to recover all of these additional security costs from passengers through increased fares. In addition, we cannot forecast what new security and safety requirements may be imposed in the future or the costs or financial impact of complying with any such requirements.

Civil Reserve Air Fleet

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

Environmental

The airline industry is also subject to increasingly stringent federal, state and local laws aimed at protecting the environment. Future regulatory developments and actions could affect operations and increase operating costs for the airline industry, including our airline subsidiaries.

Recently, climate change issues and greenhouse gas emissions (including carbon) have attracted international and domestic regulatory interest that may result in the imposition of additional regulation on airlines. The U.S. Congress is currently considering legislation on climate change. In June 2009, the U.S. House of Representatives passed a comprehensive clean energy and climate bill (H.R. 2454, also known as “Waxman-Markey”). In the Senate, the Boxer-Kerry climate bill has been reported out of the Senate Environment and Public Works Committee. These bills have a variety of provisions and differences, but in substance they both propose a “cap and trade” approach to greenhouse gas regulation. Under such an approach, companies would be required to hold sufficient emission allowances to cover their greenhouse gas emissions. Over time, the total number of allowances would be reduced or expire, thereby relying on market-based incentives to allocate investment in emission reductions across the economy. As the number of available allowances declines, the cost would presumably increase. In addition to the prospect of federal legislation, several states have adopted or are in the process of adopting greenhouse gas reporting or cap-and-trade programs.

Even without further federal legislation, the U.S. Environmental Protection Agency (“EPA”) may act to regulate greenhouse gas emissions. In December 2009, the EPA issued its final Endangerment and Cause or Contribute Findings for Greenhouse Gases, which became effective in January 2010. This regulatory finding sets the foundation for future EPA greenhouse gas regulation under the Clean Air Act. The EPA also promulgated a new greenhouse gas reporting rule, which became effective in December 2009, and which requires facilities that emit more than 25,000 tons per year of carbon dioxide-equivalent emissions to prepare and file certain emission reports. Some of our facilities may be covered by this rule. On February 3, 2009, the EPA adopted regulations implementing changes to the renewable fuel standard program, which require an increasing amount of renewable fuels in the nation’s transportation fuel mix. The EPA is also considering additional regulatory programs. Depending on the final outcome of this rulemaking, some of our facilities may be subject to additional operating and other permit requirements. As a result of these various regulatory initiatives, our operating costs may increase in compliance with these programs, although we are not situated differently in this respect from our competitors in the industry.

In addition, the EU has adopted legislation to include aviation within the EU’s existing greenhouse gas emission trading scheme effective in 2012. This legislation has been legally challenged in the EU but we have had to begin to comply and incurred additional compliance costs as a result of this legislation. While we cannot yet determine what the final regulatory scheme will be in the United States or in other areas in which we do business, such climate change-related regulatory activity in the future may adversely affect our business and financial results.

For more discussion of environmental regulation, see Part I, Item 1A, “Risk Factors – We are subject to many forms of environmental regulation and may incur substantial costs as a result.”

Employees and Labor Relations

Our businesses are labor intensive. In 2009, wages, salaries and benefits were one of our largest expenses and represented approximately 23% of our operating expenses. As of December 31, 2009, US Airways employed approximately 31,300 active full-time equivalent employees, including approximately 4,100 pilots, 6,800 flight attendants, 6,200 passenger service personnel, 6,100 fleet service personnel, 3,300 maintenance personnel and

4,800 personnel in administrative and various other job categories. Our Express subsidiaries, Piedmont and PSA, employed approximately 4,700 active full-time equivalent employees, including approximately 800 pilots, 400 flight attendants, 2,700 passenger service personnel, 400 maintenance personnel and 400 personnel in administrative and various other job categories.

A large majority of the employees of the major airlines in the United States are represented by labor unions. As of December 31, 2009, approximately 87% of our active employees were represented by various labor unions. Relations between air carriers and labor unions in the United States are governed by the Railway Labor Act (the “RLA”). Under the RLA, collective bargaining agreements generally contain “amendable dates” rather than expiration dates, and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the National Mediation Board (“NMB”).

If no agreement is reached during direct negotiations between the parties, either party may request the NMB to appoint a federal mediator. The RLA prescribes no timetable for the direct negotiation and mediation processes, and it is not unusual for those processes to last for many months or even several years. If no agreement is reached in mediation, the NMB in its discretion may declare that an impasse exists and proffer binding arbitration to the parties. Either party may decline to submit to arbitration, and if arbitration is rejected by either party, a 30-day “cooling off” period commences. During or after that period, a Presidential Emergency Board (“PEB”) may be established, which examines the parties’ positions and recommends a solution. The PEB process lasts for 30 days and is followed by another 30-day “cooling off” period. At the end of a “cooling off” period, unless an agreement is reached or action is taken by Congress, the labor organization may exercise “self-help,” such as a strike, and the airline may resort to its own “self-help,” including the imposition of any or all of its proposed amendments and the hiring of new employees to replace any striking workers.

Since the merger, we have been in the process of integrating the labor agreements of US Airways and America West Airlines, Inc. (“AWA”). Listed below are the integrated labor agreements and the status of the US Airways and AWA labor agreements that remain separate with their major domestic employee groups.

			Contract
Union	Class or Craft	Employees (1)	Amendable Date

Integrated labor agreements:
International Association of Machinists & Aerospace Workers (“IAM”)	Fleet Service	6,100	12/31/2011
Airline Customer Service Employee Association — IBT and CWA (the “Association”)	Passenger Service	6,200	12/31/2011
IAM	Mechanics, Stock Clerks and Related	3,300	12/31/2011
IAM	Maintenance Training Instructors	30	12/31/2011
Transport Workers Union (“TWU”)	Dispatch	200	12/31/2009
TWU	Flight Crew Training Instructors	100	12/31/2011
TWU	Flight Simulator Engineers	50	12/31/2011

US Airways:
US Airline Pilots Association (“USAPA”)	Pilots	2,600	12/31/2009	(2)
Association of Flight Attendants-CWA (“AFA”)	Flight Attendants	4,700	12/31/2011	(3)

AWA:
USAPA	Pilots	1,500	12/30/2006	(2)
AFA	Flight Attendants	2,100	05/04/2004	(3)

(1)	Approximate number of active full-time equivalent employees covered by the contract as of December 31, 2009.

(2)	Pilots continue to work under the terms of their separate US Airways and AWA collective bargaining agreements, as modified by the transition agreements reached in connection with the merger.

(3)	In negotiations for a single labor agreement applicable to both US Airways and AWA. On December 15, 2005, the NMB recessed AFA’s separate contract negotiations with AWA indefinitely. Flight attendants continue to work under the terms of their separate US Airways and AWA collective bargaining agreements, as modified by the transition agreements reached in connection with the merger.

On April 18, 2008, the NMB certified USAPA as the collective bargaining representative for the pilots of the combined company, including pilot groups from both pre-merger AWA and US Airways. Since that time, we have been engaged in negotiations with USAPA over the terms of a single labor agreement covering both groups. In the meantime, while those negotiations are underway, each of the pilot groups continues to be covered by the USAPA collective bargaining agreements referenced above.

There are few remaining unrepresented employee groups that could engage in organization efforts. We cannot predict the outcome of any future efforts to organize those remaining employees or the terms of any future labor agreements or the effect, if any, on US Airways’ operations or financial performance. For more discussion, see Part I, Item 1A, “Risk Factors – Union disputes, employee strikes and other labor-related disruptions may adversely affect our operations.”

Aviation Fuel

The average cost of a gallon of aviation fuel for our mainline and Express operations decreased 44.8% from 2008 to 2009, and our total mainline and Express fuel expense decreased $2.28 billion, or 48%, from 2008 to 2009. We estimate that a one cent per gallon increase in aviation fuel prices would result in a $14 million increase in annual fuel expense based on our 2010 forecasted mainline and Express fuel consumption.

Since the third quarter of 2008, we have not entered into any new fuel hedging transactions and, as of December 31, 2009, we had no remaining outstanding fuel hedging contracts. During 2009, 2008 and 2007, we recognized a net loss of $7 million, a net loss of $356 million and a net gain of $245 million, respectively, related to our fuel hedging program.

The following table shows annual aircraft fuel consumption and costs for our mainline operations for 2007 through 2009 (gallons and aircraft fuel expense in millions):

		Average Price	Aircraft Fuel	Percentage of Total
Year	Gallons	per Gallon (1)	Expense (1)	Operating Expenses

2009	1,069	$1.74	$1,863	23.8%
2008	1,142	3.17	3,618	33.3%
2007	1,195	2.20	2,630	30.7%

(1)	Includes fuel taxes and excludes the impact of fuel hedges. The impact of fuel hedges is described in Part II, Item 7 under “US Airways Group’s Results of Operations” and “US Airways’ Results of Operations.”

In addition, we incur fuel expenses related to our Express operations. Total fuel expenses for US Airways Group’s wholly owned regional airlines and affiliate regional airlines operating under capacity purchase agreements as US Airways Express for the years ended December 31, 2009, 2008 and 2007 were $609 million, $1.14 billion and $765 million, respectively.

Prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of our control. Accordingly, the price and availability of aviation fuel, as well as other petroleum products, can be unpredictable. Prices and availability may be affected by many factors, including:

•	the impact of global political instability on crude oil production;

•	unexpected changes to the availability of petroleum products due to disruptions in distribution systems or refineries, as evidenced in the third quarter of 2005 when Hurricane Katrina and Hurricane Rita caused widespread disruption to oil production, refinery operations and pipeline capacity along certain portions of the U.S. Gulf Coast;

•	unpredictable increases to crude oil demand due to weather or the pace of economic growth;

•	inventory levels of crude oil, refined products and natural gas; and

•	other factors, such as the relative fluctuation in value between the U.S. dollar and other major currencies and the influence of speculative positions on the futures exchanges.

Insurance

We maintain insurance of the types that we believe are customary in the airline industry. Principal coverage includes liability for injury to members of the public, including passengers, damage to property of US Airways Group, its subsidiaries and others, and loss of or damage to flight equipment, whether on the ground or in flight. We also maintain other types of insurance such as workers’ compensation and employer’s liability, with limits and deductibles that we believe are standard within the industry.

Since September 11, 2001, we and other airlines have been unable to obtain coverage for liability to persons other than employees and passengers for claims resulting from acts of terrorism, war or similar events, which is called war risk coverage, at reasonable rates from the commercial insurance market. US Airways, therefore, purchased its war risk coverage through a special program administered by the FAA, as have most other U.S. airlines. The Emergency Wartime Supplemental Appropriations Act extended this insurance protection until August 2005. The program was subsequently extended, with the same conditions and premiums, until August 31, 2010. If the federal insurance program terminates, we would likely face a material increase in the cost of war risk coverage, and because of competitive pressures in the industry, our ability to pass this additional cost to passengers may be limited.

Customer Service

In 2009, we continued our commitment to running a successful airline. One of the important ways we do this is by taking care of our customers. We believe that our focus on excellent customer service in every aspect of our operations, including personnel, flight equipment, in-flight and ancillary amenities, on-time performance, flight completion ratios and baggage handling, will strengthen customer loyalty and attract new customers.

Our 2009 on-time performance rate was 80.9% and ranked second among the big five hub-and-spoke carriers as measured by the DOT Air Travel Consumer Report. Our mishandled baggage ratio for 2009 improved 36.5% as compared to 2008. Our 2009 mishandled baggage ratio of 3.03 also ranked second among the big five hub-and-spoke carriers as measured by the DOT Air Travel Consumer Report. The combination of continued strong on-time performance and fewer mishandled bags contributed to 34.8% fewer reported customer complaints to the DOT in 2009 as compared to 2008.

We reported the following combined operating statistics to the DOT for mainline operations for the years ended December 31, 2009, 2008 and 2007:

	Full Year
	2009	2008	2007

On-time performance (a)	80.9	80.1	68.7
Completion factor (b)	98.8	98.5	98.2
Mishandled baggage (c)	3.03	4.77	8.47
Customer complaints (d)	1.31	2.01	3.16

(a)	Percentage of reported flight operations arriving on time as defined by the DOT.

(b)	Percentage of scheduled flight operations completed.

(c)	Rate of mishandled baggage reports per 1,000 passengers.

(d)	Rate of customer complaints filed with the DOT per 100,000 passengers.

Frequent Traveler Program

All major United States airlines offer frequent flyer programs to encourage travel on their respective airlines and customer loyalty. Our Dividend Miles frequent flyer program allows participants to earn mileage credits for each paid flight segment on US Airways, Star Alliance carriers and certain other airlines that participate in the program. Participants flying in first class or Envoy class may receive additional mileage credits. Participants can also receive mileage credits through special promotions that we periodically offer and may also earn mileage credits by utilizing certain credit cards and purchasing services from non-airline partners such as hotels and rental car agencies. We sell mileage credits to credit card companies, telephone companies, hotels, car rental agencies and others that participate in the Dividend Miles program. Mileage credits can be redeemed for travel awards on US Airways, Star Alliance carriers or other participating airlines.

We and the other participating airline partners limit the number of seats per flight that are available for redemption by award recipients by using various inventory management techniques. Award travel for all but the highest-level Dividend Miles participants is generally not permitted on blackout dates, which correspond to certain holiday periods or peak travel dates. We charge various fees for issuing awards dependent upon destination and booking method and for issuing awards within 14 days of the travel date. We reserve the right to terminate Dividend Miles or portions of the program at any time. Program rules, partners, special offers, blackout dates, awards and requisite mileage levels for awards are subject to change.

In 2009, we launched the new Dividend Miles Select program in conjunction with certain of our co-branded credit cards. Participants in this program are eligible to receive discounted award travel and award processing fee waivers.

Ticket Distribution

Passengers can book tickets for travel on US Airways through several distribution channels including our direct website (www.usairways.com), online travel agent sites (e.g., Orbitz, Travelocity, Expedia and others), traditional travel agents, reservations centers and airline ticket offices. Traditional travel agencies use Global Distribution Systems (“GDSs”), such as Sabre Travel Network®, to obtain their fare and inventory data from airlines. Bookings made through these agencies result in a fee, referred to as a “GDS fee,” that is charged to the airline. Bookings made directly with an airline, through its reservation call centers or website, do not generate a GDS fee. Travel agent sites that connect directly to airline host systems, effectively by-passing the traditional connection via GDSs, help us reduce distribution costs. In 2009, we received 63% of our sales from internet sites. Our website accounted for 27% of our sales, while other internet sites accounted for 36% of our sales. Internal channels of distribution account for 32% of our sales.

Seasonality

Our results are seasonal. Due to the greater demand for air and leisure travel during the summer months, revenues in the airline industry in the second and third quarters of the year tend to be greater than revenues in the first and fourth quarters of the year.

Pre-merger US Airways Group’s Chapter 11 Bankruptcy Proceedings

On September 12, 2004, US Airways Group and its domestic subsidiaries, US Airways, Piedmont, PSA and MSC (collectively, the “Debtors”), filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (the “Bankruptcy Court”). On September 16, 2005, the Bankruptcy Court confirmed the Debtors’ plan of reorganization. Substantially all of the claims in the 2004 bankruptcy have been settled and the remaining claims, if paid at all, will be paid out in common stock of the post-bankruptcy US Airways Group at a small fraction of the actual claim amount. However, the effects of these common stock distributions were already reflected in our financial statements upon emergence from bankruptcy and will not have any further impact on our financial position or results of operations. We presently expect the bankruptcy case to be closed during 2010.

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

Due to the discretionary nature of business and leisure travel spending, airline industry revenues are heavily influenced by the condition of the U.S. economy and economies in other regions of the world. Unfavorable conditions in these broader economies have resulted, and may continue to result, in decreased passenger demand for air travel and changes in booking practices, both of which in turn have had, and may continue to have, a strong negative effect on our revenues. In addition, during challenging economic times, actions by our competitors to increase their revenues can have an adverse impact on our revenues. See “The airline industry is intensely competitive and dynamic” below. Certain contractual obligations limit our ability to reduce the number of aircraft in operation below certain levels. As a result, we may not be able to optimize the number of aircraft in operation in response to a decrease in passenger demand for air travel.

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

In addition, we have substantial non-cancelable commitments for capital expenditures, including the acquisition of new aircraft and related spare engines. Although we have in place financing for the four aircraft scheduled for delivery in 2010 and backstop financing for the remaining narrow body aircraft we have on order, we have not yet secured financing commitments or backstop financing for some of the widebody aircraft we have on order, commencing with deliveries scheduled for 2013, and cannot assure you of the availability or cost of that financing. If we are not able to arrange financing for such aircraft at customary advance rates and on terms and conditions acceptable to us, we expect we would seek to negotiate deferrals of aircraft deliveries with the manufacturer or financing at lower than customary advance rates, or, if required, use cash from operations or other sources to purchase the aircraft.

Further, a substantial portion of our indebtedness bears interest at fluctuating interest rates. These are primarily based on the London interbank offered rate for deposits of U.S. dollars, or “LIBOR.” LIBOR tends to fluctuate based on general economic conditions, general interest rates, federal reserve rates and the supply of and demand for credit in the London interbank market. We have not hedged our interest rate exposure and, accordingly, our interest expense for any particular period may fluctuate based on LIBOR and other variable interest rates. To the extent these interest rates increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected. See also the discussion of interest rate risk in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

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

The factors affecting our liquidity (and our ability to comply with related covenants) will remain subject to significant fluctuations and uncertainties, many of which are outside our control. Any breach of our liquidity covenants or failure to timely pay our obligations could result in a variety of adverse consequences, including the acceleration of our indebtedness, the withholding of credit card proceeds by our credit card processors and the exercise of remedies by our creditors and lessors. In such a situation, it is unlikely that we would be able to fulfill our contractual obligations, repay the accelerated indebtedness, make required lease payments or otherwise cover our fixed costs.

Our business is dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices and significant disruptions in the supply of aircraft fuel could have a significant negative impact on our operating results and liquidity.

Our operating results are significantly impacted by changes in the availability, price volatility and the cost of aircraft fuel, which represents one of the largest single cost items in our business. Fuel prices have fluctuated substantially over the past several years and sharply in the last year.

Because of the amount of fuel needed to operate our airline, even a relatively small increase in the price of fuel can have a significant adverse aggregate effect on our costs and liquidity. Due to the competitive nature of the airline industry and unpredictability of the market, we can offer no assurance that we may be able to increase our fares, impose fuel surcharges or otherwise increase revenues sufficiently to offset fuel price increases.

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

Historically, from time to time, we have entered into hedging arrangements designed to protect against rising fuel costs. Since the third quarter of 2008, we have not entered into any new fuel hedging transactions and, as of December 31, 2009, we had no remaining outstanding fuel hedging contracts. Our ability to hedge in the future may be limited, particularly if our financial condition provides insufficient liquidity to meet counterparty collateral requirements. Our future fuel hedging arrangements, if any, may not completely protect us against price increases and may be limited in both volume of fuel and duration. Also, a rapid decline in the price of fuel can adversely impact our short-term liquidity as our hedge counterparties require that we post collateral in the form of cash or letters of credit when the projected future market price of fuel drops below the strike price. See also the discussion in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

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

Relations between air carriers and labor unions in the United States are governed by the RLA. Under the RLA, collective bargaining agreements generally contain “amendable dates” rather than expiration dates, and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the NMB.

If no agreement is reached during direct negotiations between the parties, either party may request the NMB to appoint a federal mediator. The RLA prescribes no timetable for the direct negotiation and mediation processes, and it is not unusual for those processes to last for many months or even several years. If no agreement is reached in mediation, the NMB in its discretion may declare that an impasse exists and proffer binding arbitration to the parties. Either party may decline to submit to arbitration, and if arbitration is rejected by either party, a 30-day “cooling off” period commences. During or after that period, a Presidential Emergency Board (“PEB”) may be established, which examines the parties’ positions and recommends a solution. The PEB process lasts for 30 days and is followed by another 30-day “cooling off” period. At the end of a “cooling off” period, unless an agreement is reached or action is taken by Congress, the labor organization may exercise “self-help,” such as a strike, which could adversely affect our ability to conduct our business and our financial performance.

Additionally, these processes do not apply to our current and ongoing negotiations for post-merger integrated labor agreements, and this means unions may not lawfully engage in concerted refusals to work, such as strikes, slow-downs, sick-outs or other similar activity, against us. Nonetheless, after more than four years of negotiations without a resolution to the bargaining issues that arose from the merger, there is a risk that disgruntled employees, either with or without union involvement, could engage in one or more concerted refusals to work that could individually or collectively harm the operation of our airline and impair our financial performance. Likewise, employees represented by unions that have reached post-merger integrated agreements could engage in improper actions that disrupt our operations. We are also involved in binding arbitrations regarding grievances under our collective bargaining agreements, including but not limited to issues related to wages and working conditions, which if determined adversely against us could negatively affect our ability to conduct our business and our financial performance.

The inability to maintain labor costs at competitive levels could harm our financial performance.

Currently, our labor costs are very competitive relative to the other big five hub-and-spoke carriers. However, we cannot assure you that labor costs going forward will remain competitive because some of our agreements are amendable now and others may become amendable, competitors may significantly reduce their labor costs or we may agree to higher-cost provisions in our current labor negotiations. Approximately 87% of the employees within US Airways Group are represented for collective bargaining purposes by labor unions, including unionized groups of our employees abroad. Some of our unions have brought and may continue to bring grievances to binding arbitration. Unions may also bring court actions and may seek to compel us to engage in the bargaining processes where we believe we have no such obligation. If successful, there is a risk these judicial or arbitral avenues could create additional costs that we did not anticipate.

If we incur problems with any of our third-party regional operators or third-party service providers, our operations could be adversely affected by a resulting decline in revenue or negative public perception about our services.

A significant portion of our regional operations are conducted by third-party operators on our behalf, primarily under capacity purchase agreements. Due to our reliance on third parties to provide these essential services, we are subject to the risks of disruptions to their operations, which may result from many of the same risk factors disclosed in this report, such as the impact of current economic conditions, and other risk factors, such as a bankruptcy restructuring of the regional operators. For example, in January 2010, Mesa Air Group Inc. and its subsidiary Mesa Airlines filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. We cannot predict whether Mesa Airlines will be successfully reorganized or any other aspect of the pending bankruptcy case. At December 31, 2009, Mesa Airlines operated 53 aircraft for our Express passenger operations, representing over $450 million in annual passenger revenues to us in 2009. In addition, we may also experience disruption to our regional operations if we terminate the capacity purchase agreement with one or more of our current operators and transition the services to another provider. As our regional segment provides revenues to us directly and indirectly (by providing flow traffic to our hubs), any significant disruption to our regional operations would have a material adverse effect on our business, financial condition and results of operations.

In addition, our reliance upon others to provide essential services on behalf of our operations may result in our relative inability to control the efficiency and timeliness of contract services. We have entered into agreements with contractors to provide various facilities and services required for our operations, including Express flight operations, aircraft maintenance, ground services and facilities, reservations and baggage handling. Similar agreements may be entered into in any new markets we decide to serve. These agreements are generally subject to termination after notice by the third-party service provider. We are also at risk should one of these service providers cease operations, and there is no guarantee that we could replace these providers on a timely basis with comparably priced providers. Recent volatility in fuel prices, disruptions to capital markets and the current economic downturn in general have subjected certain of these third-party service providers to strong financial pressures. Any material problems with the efficiency and timeliness of contract services, resulting from financial hardships or otherwise, could have a material adverse effect on our business, financial condition and results of operations.

We rely heavily on automated systems to operate our business and any failure or disruption of these systems could harm our business.

To operate our business, we depend on automated systems, including our computerized airline reservation systems, flight operations systems, telecommunication systems, airport customer self-service kiosks and websites. Our website and reservation systems must be able to accommodate a high volume of traffic, process transactions and deliver important flight information on a timely and reliable basis. Substantial or repeated disruptions or failures of any of these automated systems could impair our operations, reduce the attractiveness of our services and could result in lost revenues and increased costs. In addition, these automated systems require periodic maintenance, upgrades and replacements, and our business may be harmed if we fail to properly maintain, upgrade or replace such systems.

Changes to our business model that are designed to increase revenues may not be successful and may cause operational difficulties or decreased demand.

We have implemented several new measures designed to increase revenue and offset costs. These measures include charging separately for services that had previously been included within the price of a ticket and increasing other pre-existing fees. We may introduce additional initiatives in the future, however, as time goes on, we expect that it will be more difficult to identify and implement additional initiatives. We cannot assure you that these new measures or any future initiatives will be successful in increasing our revenues. Additionally, the implementation of these initiatives creates logistical challenges that could harm the operational performance of our airline. Also, the new and increased fees might reduce the demand for air travel on our airline or across the industry in general, particularly as weakening economic conditions make our customers more sensitive to increased travel costs.

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

Low cost carriers have a profound impact on industry revenues. Using the advantage of low unit costs, these carriers offer lower fares in order to shift demand from larger, more-established airlines. Some low cost carriers, which have cost structures lower than ours, have better financial performance and significant numbers of aircraft on order for delivery in the next few years. These low-cost carriers are expected to continue to increase their market share through growth and could continue to have an impact on the overall performance of US Airways Group.

Additionally, if mergers or other forms of industry consolidation including antitrust immunity grants take place, we might or might not be included as a participant. Depending on which carriers combine and which assets, if any, are sold or otherwise transferred to other carriers in connection with such combinations, our competitive position relative to the post-combination carriers or other carriers that acquire such assets could be harmed. In addition, as carriers combine through traditional mergers or antitrust immunity grants, their route networks might grow and result in greater overlap with our network, which in turn could result in lower overall market share and revenues for us. Such consolidation is not limited to the U.S., but could include further consolidation among international carriers in Europe and elsewhere.

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

We may be adversely affected by conflicts overseas or terrorist attacks; the travel industry continues to face ongoing security concerns.

Acts of terrorism or fear of such attacks, including elevated national threat warnings, wars or other military conflicts, including the wars in Iraq and Afghanistan, may depress air travel, particularly on international routes, and cause declines in revenues and increases in costs. The attacks of September 11, 2001 and continuing terrorist threats and attempted attacks materially impacted and continue to impact air travel. Increased security procedures introduced at airports since the attacks and other such measures as may be introduced in the future generate higher operating costs for airlines. The Aviation Security Act mandates improved flight deck security; deployment of federal air marshals on board flights; improved airport perimeter access security; airline crew security training; enhanced security screening of passengers, baggage, cargo, mail, employees and vendors; enhanced training and qualifications of security screening personnel; additional provision of passenger data to U.S. Customs and enhanced background checks. A concurrent increase in airport security charges and procedures, such as restrictions on carry-on baggage, has also had and may continue to have a disproportionate impact on short-haul travel, which constitutes a significant portion of our flying and revenue. We would also be materially impacted in the event of further terrorist attacks or perceived terrorist threats.

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

The FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures or operational restrictions. Some FAA requirements cover, among other things, retirement of older aircraft, security measures, collision avoidance systems, airborne windshear avoidance systems, noise abatement, fuel tank inerting, crew scheduling and other environmental concerns, aircraft operation and safety and increased inspections and maintenance procedures to be conducted on older aircraft. Our failure to timely comply with these requirements can result in fines and other enforcement actions by the FAA or other regulators. For example, on October 14, 2009, the FAA proposed a fine of $5.4 million with respect to certain alleged violations and we are in discussions with the agency regarding resolution of this matter. Additionally, new proposals by the FAA to further regulate flight crew duty times could increase our costs and reduce staffing flexibility.

Additional laws, regulations, taxes and policies have been proposed or discussed from time to time, including recently introduced federal legislation on a “passenger bill of rights,” that, if adopted, could significantly increase the cost of airline operations or reduce revenues. The state of New York’s attempt to adopt such a measure has been successfully challenged by the airline industry. Other states, however, are contemplating similar legislation. The

DOT finalized rules requiring new procedures for customer handling during long onboard delays, as well as additional reporting requirements for airlines.

Finally, the ability of U.S. carriers to operate international routes is subject to change because the applicable arrangements between the U.S. and foreign governments may be amended from time to time, or because appropriate slots or facilities may not be available. We cannot assure you that laws or regulations enacted in the future will not adversely affect our operating costs. In addition, increased environmental regulation, particularly in the EU, may increase costs or restrict our operations.

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

There is increasing global regulatory focus on climate change and greenhouse gas emissions. In particular, the United States and the EU have developed regulatory requirements that may affect our business. The U.S. Congress is considering climate-related legislation to reduce emissions of greenhouse gases. Several states have also developed measures to regulate emissions of greenhouse gases, primarily through the planned development of greenhouse gas emissions inventories and/or regional greenhouse gas cap and trade programs. In late 2009 and early 2010, the U.S. EPA adopted regulations requiring reporting of greenhouse gas emissions from certain facilities, updating the renewable fuels standard and is considering additional regulation of greenhouse gases under the existing federal Clean Air Act. In addition, the EU has adopted legislation to include aviation within the EU’s existing greenhouse gas emission trading scheme effective in 2012. This legislation has been legally challenged in the EU but we have had to begin complying and incurred additional costs as a result of this legislation.

While we cannot yet determine what the final regulatory programs will be in the United States, the EU or in other areas in which we do business, such climate change-related regulatory activity in the future may adversely affect our business and financial results.

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

Many of our commercial partners, including credit card companies, have imposed certain data security standards that we must meet. In particular, we are required by the Payment Card Industry Security Standards Council, founded by the credit card companies, to comply with their highest level of data security standards. While we continue our efforts to meet these standards, new and revised standards may be imposed that may be difficult for us to meet.

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

Interruptions or disruptions in service at one of our hub airports or our focus city could have a material adverse impact on our operations.

We operate principally through hubs in Charlotte, Philadelphia and Phoenix and a focus city at Washington National Airport. Substantially all of our flights either originate in or fly into one of these locations. A significant interruption or disruption in service at one of our hubs resulting from air traffic control delays, weather conditions, natural disasters, growth constraints, relations with third-party service providers, failure of computer systems, labor relations, fuel supplies, terrorist activities or otherwise could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a severe impact on our business, operations and financial performance.

We are at risk of losses and adverse publicity stemming from any accident involving any of our aircraft or the aircraft of our regional operators.

If one of our aircraft, an aircraft that is operated under our brand by one of our regional operators or an aircraft that is operated by an airline that is one of our codeshare partners were to be involved in an accident, we could be exposed to significant tort liability. The insurance we carry to cover damages arising from any future accidents may be inadequate. In the event that our insurance is not adequate, we may be forced to bear substantial losses from an accident. In addition, any accident involving an aircraft that we operate, an aircraft that is operated under our brand by one of our regional operators or an aircraft that is operated by an airline that is one of our codeshare partners could create a public perception that our aircraft or those of our regional operators or codeshare partners are not safe or reliable, which could harm our reputation, result in air travelers being reluctant to fly on our aircraft or those of our regional operators or codeshare partners and adversely impact our financial condition and operations.

Delays in scheduled aircraft deliveries or other loss of anticipated fleet capacity may adversely impact our operations and financial results.

The success of our business depends on, among other things, the ability to operate a certain number and type of aircraft. In many cases, the aircraft we intend to operate are not yet in our fleet, but we have contractual commitments to purchase or lease them. If for any reason we were unable to accept or secure deliveries of new aircraft on contractually scheduled delivery dates, this could have a negative impact on our business, operations and financial performance. Our failure to integrate newly purchased aircraft into our fleet as planned might require us to seek extensions of the terms for some leased aircraft. Such unanticipated extensions may require us to operate existing aircraft beyond the point at which it is economically optimal to retire them, resulting in increased maintenance costs. If new aircraft orders are not filled on a timely basis, we could face higher monthly rental rates.

Our business is subject to weather factors and seasonal variations in airline travel, which cause our results to fluctuate.

Our operations are vulnerable to severe weather conditions in parts of our network that could disrupt service, create air traffic control problems, decrease revenue and increase costs, such as during hurricane season in the Caribbean and Southeast United States, snow and severe winter weather in the Northeast United States and thunderstorms in the Eastern United States. In addition, the air travel business historically fluctuates on a seasonal basis. Due to the greater demand for air and leisure travel during the summer months, revenues in the airline industry in the second and third quarters of the year tend to be greater than revenues in the first and fourth quarters of the year. Our results of operations will likely reflect weather factors and seasonality, and therefore quarterly results are not necessarily indicative of those for an entire year, and our prior results are not necessarily indicative of our future results.

Increases in insurance costs or reductions in insurance coverage may adversely impact our operations and financial results.

The terrorist attacks of September 11, 2001 led to a significant increase in insurance premiums and a decrease in the insurance coverage available to commercial air carriers. Accordingly, our insurance costs increased significantly and our ability to continue to obtain insurance even at current prices remains uncertain. In addition, we have obtained third-party war risk (terrorism) insurance through a special program administered by the FAA, resulting in lower premiums than if we had obtained this insurance in the commercial insurance market. The program has been extended, with the same conditions and premiums, until August 31, 2010. If the federal insurance program terminates, we would likely face a material increase in the cost of war risk insurance. The failure of one or more of our insurers could result in a lack of coverage for a period of time. Additionally, severe disruptions in the domestic and global financial markets could adversely impact the ratings and survival of some insurers. Future downgrades in the ratings of enough insurers could adversely impact both the availability of appropriate insurance coverage and its cost. Because of competitive pressures in our industry, our ability to pass additional insurance costs to passengers is limited. As a result, further increases in insurance costs or reductions in available insurance coverage could have an adverse impact on our financial results.

We may be adversely affected by global events that affect travel behavior.

Our revenue and results of operations may be adversely affected by global events beyond our control. An outbreak of a contagious disease such as Severe Acute Respiratory Syndrome (“SARS”), H1N1 influenza virus, avian flu, or any other influenza-type illness, if it were to persist for an extended period, could again materially affect the airline industry and us by reducing revenues and impacting travel behavior.

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

The use of US Airways Group’s net operating losses and certain other tax attributes could be limited in the future.

When a corporation undergoes an “ownership change” as defined in Section 382 of the Internal Revenue Code, or Section 382, a limitation is imposed on the corporation’s future ability to utilize any net operating losses, or NOLs, generated before the ownership change and certain subsequently recognized “built-in” losses and deductions, if any, existing as of the date of the ownership change. We believe an “ownership change” as defined in Section 382 occurred for US Airways Group in February 2007. Since February 2007 there have been additional changes in the ownership of US Airways Group that, if combined with sufficiently large future changes in ownership, could result in another “ownership change” as defined in Section 382. Until US Airways Group has used all of its existing NOLs, future shifts in ownership of US Airways Group’s common stock could result in new Section 382 limitations on the use of our NOLs as of the date of an additional ownership change. For purposes of determining if an ownership change has occurred, the right to convert convertible notes into stock may be treated as if US Airways Group had issued the underlying stock.

Risks Relating to Our Common Stock

The price of our common stock has recently been and may in the future be volatile.

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

Flight Equipment

We operated a mainline fleet of 349 aircraft at the end of 2009, down from a total of 354 mainline aircraft at the end of 2008. During 2009, we removed 11 leased Boeing 757-200 aircraft, six leased Boeing 737-300 aircraft, seven leased Airbus A320 aircraft and six owned Embraer 190 aircraft from our mainline operating fleet. We sold 10 of our Embraer 190 aircraft to Republic in 2009 and are currently leasing back four of these aircraft for periods ranging from one to five months. During 2009, we took delivery of 18 Airbus A321 aircraft, five Airbus A330-200 aircraft and two Airbus A320 aircraft. We are also supported by our regional airline subsidiaries and affiliates operating as US Airways Express either under capacity purchase or prorate agreements, which operate approximately 236 regional jets and 60 turboprops.

US Airways has definitive purchase agreements with Airbus for the acquisition of 134 aircraft, including 97 single-aisle A320 family aircraft and 37 widebody aircraft (comprised of 22 A350 XWB aircraft and 15 A330-200 aircraft), of which 30 aircraft have been delivered through December 31, 2009. Deliveries of the A320 family aircraft commenced during 2008 with the delivery of five A321 aircraft. As described above, in 2009 we took delivery of 18 Airbus A321 aircraft and two Airbus A320 aircraft under our Amended and Restated Airbus A320 Family Aircraft Purchase Agreement and five Airbus A330-200 aircraft under our Airbus A330 Aircraft Purchase Agreement.

In November 2009, US Airways amended its purchase agreements with Airbus to defer 54 aircraft originally scheduled for delivery between 2010 and 2012 to 2013 and beyond. US Airways now plans to take delivery of 28 Airbus aircraft between 2010 and 2012, consisting of four aircraft in 2010 (two A320 aircraft and two A330 aircraft) and 24 A320 family aircraft in 2011-2012. US Airways has financing commitments in place for all 28 of these aircraft. In addition, commencement of US Airways’ Airbus A350 XWB operations, with aircraft deliveries originally scheduled to start in 2015, will now be postponed to 2017. The aircraft deferrals will not significantly alter our capacity as we are currently in the process of extending leases for certain aircraft originally scheduled to be replaced during 2010-2012. We intend to retain these aircraft until the rescheduled new aircraft delivery dates.

As of December 31, 2009, our mainline operating fleet consisted of the following aircraft:

		Owned/
Aircraft Type	Avg. Seats	Mortgaged (1)	Leased (2)	Total	Avg. Age

A330-300	293	4	5	9	9.3
A330-200	258	2	3	5	0.3
A321	183	38	13	51	5.0
A320	150	9	61	70	11.1
A319	124	3	90	93	9.2
B767-200ER	204	—	10	10	20.4
B757-200	188	3	25	28	18.5
B737-400	144	—	40	40	19.8
B737-300	131	—	24	24	22.0
ERJ 190	99	15	4	19	2.1

Total	153	74	275	349	11.6

(1)	All owned aircraft are pledged as collateral for various secured financing agreements.

(2)	The terms of the leases expire between 2010 and 2024.

As of December 31, 2009, our wholly owned regional airline subsidiaries operated the following regional jet and turboprop aircraft:

	Average Seat				Average
Aircraft Type	Capacity	Owned	Leased (1)	Total	Age (years)

CRJ-700	70	7	7	14	5.3
CRJ-200	50	12	23	35	5.8
De Havilland Dash 8-300	50	—	11	11	18.3
De Havilland Dash 8-100	37	33	—	33	20.4

Total	48	52	41	93	12.4

(1)	The terms of the leases expire between 2013 and 2022.

We maintain inventories of spare engines, spare parts, accessories and other maintenance supplies sufficient to support our operating requirements.

The following table illustrates our committed orders and scheduled lease expirations at December 31, 2009:

	2010	2011	2012	2013	2014	Thereafter

Firm orders remaining	4	12	12	21	21	34
Scheduled mainline lease expirations	33	28	26	24	14	150
Scheduled wholly owned Express subsidiaries lease expirations	—	—	—	3	3	35

See Notes 9 and 8, “Commitments and Contingencies” in Part II, Items 8A and 8B, respectively, for additional information on aircraft purchase commitments.

Ground Facilities

At each airport where we conduct flight operations, we lease passenger and baggage handling space, generally from the airport operator, but in some cases on a subleased basis from other airlines. Our main operational facilities are located at our hubs and focus city at the following airports: Charlotte, Philadelphia, Phoenix and Washington National airports. At those locations and in other cities we serve, we maintain administrative offices, terminal, catering, cargo and other airport facilities, training facilities, maintenance facilities and other facilities, in each case as necessary to support our operations in the particular city. Our Operations Control Center is located in Pittsburgh, Pennsylvania, in a facility leased from the Allegheny County Airport Authority.

Our corporate headquarters building is located in Tempe, Arizona, and we have satellite facilities housing various headquarter support functions in the surrounding metropolitan area. The leases on these office facilities have expiration dates ranging from 2013 to 2015.

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

On September 12, 2004, US Airways Group and its domestic subsidiaries (collectively, the “Reorganized Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (Case Nos. 04-13819-SSM through 03-13823-SSM) (the “2004 Bankruptcy”). On September 16, 2005, the Bankruptcy Court issued an order confirming the plan of reorganization submitted by the Reorganized Debtors and on September 27, 2005, the Reorganized Debtors emerged from the 2004 Bankruptcy. The Bankruptcy Court’s order confirming the plan included a provision called the plan injunction, which forever bars other parties from pursuing most claims against the Reorganized Debtors that arose prior to September 27, 2005 in any forum other than the Bankruptcy Court. Substantially all of the claims in the 2004 Bankruptcy have been settled and the remaining claims, if paid at all, will be paid out in common stock of the post-bankruptcy US Airways Group at a small fraction of the actual claim amount. However, the effects of these common stock distributions were already reflected in our financial statements upon emergence from bankruptcy and will not have any further impact on our financial position or results of operations. We presently expect the bankruptcy case to be closed during 2010.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

PART II

Item 5. Market for US Airways Group’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Exchange Listing

Our common stock trades on the NYSE under the symbol “LCC.” As of February 12, 2010, the closing price of our common stock on the NYSE was $6.81. As of February 12, 2010, there were 1,927 holders of record of our common stock.

Market Prices of Common Stock

The following table sets forth, for the periods indicated, the high and low sale prices of our common stock on the NYSE:

Year Ended
December 31	Period	High	Low

2009	Fourth Quarter	$5.40	$2.82
	Third Quarter	5.60	2.00
	Second Quarter	5.35	2.11
	First Quarter	9.70	1.88

2008	Fourth Quarter	$11.24	$3.16
	Third Quarter	10.46	1.45
	Second Quarter	9.94	2.30
	First Quarter	16.44	7.24

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

The following stock performance graph compares our cumulative total shareholder return on an annual basis on our common stock with the cumulative total return on the Standard and Poor’s 500 Stock Index and the AMEX Airline Index from September 27, 2005 (the date our stock began trading on the NYSE under the symbol LCC after the merger) through December 31, 2009. The comparison assumes $100 was invested on September 27, 2005 in US Airways Group common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

	9/27/2005	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009

US Airways Group, Inc.	$100	$192	$279	$76	$40	$25
Amex Airline Index	100	133	142	84	59	82
S&P 500	100	103	117	121	74	92

Item 6. Selected Financial Data

Selected Consolidated Financial Data of US Airways Group

The selected consolidated financial data presented below under the captions “Consolidated statements of operations data” and “Consolidated balance sheet data” as of and for the years ended December 31, 2005 to 2009 are derived from the consolidated financial statements of US Airways Group, which have been audited by KPMG LLP, an independent registered public accounting firm. The full years 2009, 2008, 2007 and 2006 are comprised of the consolidated financial data of US Airways Group. The 2005 consolidated financial data presented includes the consolidated results of America West Holdings for the 269 days through September 27, 2005, the effective date of the merger, and the consolidated results of US Airways Group and its subsidiaries, including US Airways, America West Holdings and AWA, for the 96 days from September 27, 2005 to December 31, 2005. The selected consolidated financial data should be read in conjunction with the consolidated financial statements for the respective periods, the related notes and the related reports of US Airways Group’s independent registered public accounting firm.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In millions except share and per share data)

Consolidated statements of operations data:
Operating revenues	$10,458	$12,118	$11,700	$11,557	$5,069
Operating expenses (a)	10,340	13,918	11,167	10,999	5,286

Operating income (loss) (a)	118	(1,800)	533	558	(217)
Income (loss) before cumulative effect of change in accounting principle (b)	(205)	(2,215)	423	285	(337)
Cumulative effect of change in accounting principle, net (c)	—	—	—	1	(202)

Net income (loss)	$(205)	$(2,215)	$423	$286	$(539)

Earnings (loss) per common share before cumulative effect of change in accounting principle:
Basic	$(1.54)	$(22.11)	$4.62	$3.30	$(10.70)
Diluted	(1.54)	(22.11)	4.52	3.20	(10.70)
Cumulative effect of change in accounting principle:
Basic	$—	$—	$—	$0.01	$(6.41)
Diluted	—	—	—	0.01	(6.41)
Earnings (loss) per common share:
Basic	$(1.54)	$(22.11)	$4.62	$3.31	$(17.11)
Diluted	(1.54)	(22.11)	4.52	3.21	(17.11)
Shares used for computation (in thousands):
Basic	133,000	100,168	91,536	86,447	31,488
Diluted	133,000	100,168	95,603	93,821	31,488
Consolidated balance sheet data (at end of period):
Total assets	$7,454	$7,214	$8,040	$7,576	$6,964
Long-term obligations, less current maturities (d)	4,643	4,281	3,654	3,454	3,366
Total stockholders’ equity (deficit)	(355)	(494)	1,455	990	465

(a)	The 2009 period included $375 million of net unrealized gains on fuel hedging instruments, $22 million in aircraft costs as a result of our previously announced capacity reductions, $16 million in non-cash impairment charges due to the decline in fair value of certain indefinite lived intangible assets associated with our international routes, $11 million in severance and other charges, $6 million in costs incurred related to our liquidity improvement program and $3 million in non-cash charges related to the decline in fair value of certain Express spare parts.

The 2008 period included a $622 million non-cash charge to write off all of the goodwill created by the merger of US Airways Group and America West Holdings in September 2005, as well as $496 million of net unrealized losses on fuel hedging instruments. In addition, the 2008 period included $35 million of merger-related transition expenses, $18 million in non-cash charges related to the decline in fair value of certain spare parts associated with our Boeing 737 aircraft fleet and, as a result of our capacity reductions, $14 million in aircraft costs and $9 million in severance charges.

The 2007 period included $187 million of net unrealized gains on fuel hedging instruments, $7 million in tax credits due to an IRS rule change allowing us to recover certain fuel usage tax amounts for years 2003-2006, $9 million of insurance settlement proceeds related to business interruption and property damages incurred as a result of Hurricane Katrina in 2005 and a $5 million Piedmont pilot pension curtailment gain related to the FAA-mandated pilot retirement age change. These credits were offset by $99 million of merger-related transition expenses, a $99 million charge for an increase to long-term disability obligations for US Airways’ pilots as a result of the FAA-mandated pilot retirement age change and $5 million in charges related to reduced flying from Pittsburgh.

The 2006 period included $131 million of merger-related transition expenses and $70 million of net unrealized losses on fuel hedging instruments, offset by a $90 million gain associated with the return of equipment deposits upon forgiveness of a loan and $14 million of gains associated with the settlement of bankruptcy claims.

The 2005 period included $28 million of merger-related transition expenses, a $27 million loss on the sale-leaseback of six Boeing 737-300 aircraft and two Boeing 757 aircraft, $7 million of power-by-the-hour program penalties associated with the return of certain leased aircraft, $1 million of severance for terminated employees resulting from the merger, a $1 million charge related to aircraft removed from service and a $50 million charge related to an amended Airbus purchase agreement, along with the write off of $7 million in capitalized interest. The $50 million charge was paid by means of set-off against existing equipment purchase deposits held by Airbus. The 2005 period also included $4 million of net unrealized gains on fuel hedging instruments.

(b)	The 2009 period included $49 million in non-cash charges associated with the sale of 10 E190 aircraft and write off of related debt discount and issuance costs, $10 million in other-than-temporary non-cash impairment charges for our investments in auction rate securities and a $2 million non-cash asset impairment charge. In addition, the period included a tax benefit of $38 million. Of this amount, $21 million was due to a non-cash income tax benefit related to gains recorded within other comprehensive income. In addition, we recorded a $14 million tax benefit related to a legislation change allowing us to carry back 100% of 2008 Alternative Minimum Tax liability (“AMT”) net operating losses, resulting in the recovery of AMT amounts paid in prior years. We also recognized a $3 million tax benefit related to the reversal of the deferred tax liability associated with the indefinite lived intangible assets that were impaired during 2009.

The 2008 period included $214 million in other-than-temporary non-cash impairment charges for our investments in auction rate securities as well as $7 million in write offs of debt discount and debt issuance costs in connection with the refinancing of certain aircraft equipment notes and certain loan prepayments, offset by $8 million in gains on forgiveness of debt.

The 2007 period included an $18 million write off of debt issuance costs in connection with the refinancing of the $1.25 billion senior secured credit facility with General Electric Capital Corporation (“GECC”), referred to as the GE loan, in March 2007 and $10 million in other-than-temporary non-cash impairment charges for our investments in auction rate securities, offset by a $17 million gain recognized on the sale of stock in ARINC Incorporated. In addition, the period also included a non-cash expense for income taxes of $7 million related to the utilization of net operating loss carryforwards (“NOLs”) acquired from US Airways. The valuation allowance associated with these acquired NOLs was recognized as a reduction of goodwill rather than a reduction in tax expense.

The 2006 period included a non-cash expense for income taxes of $85 million related to the utilization of NOLs acquired from US Airways. In addition, the period included $6 million of prepayment penalties and $5 million in accelerated amortization of debt issuance costs in connection with the refinancing of the loan previously guaranteed by the Air Transportation Stabilization Board (“ATSB”) and two loans previously provided to AWA by GECC, $17 million in payments in connection with the inducement to convert $70 million of US Airways Group’s 7% Senior Convertible Notes to common stock and a $14 million write off of debt discount and issuance costs associated with those converted notes, offset by $8 million of interest income earned by AWA on certain prior year federal income tax refunds.

The 2005 period included an $8 million charge related to the write off of the unamortized value of the ATSB warrants upon their repurchase in October 2005 and an aggregate $2 million write off of debt issuance costs associated with the exchange of AWA’s 7.25% Senior Exchangeable Notes due 2023 and retirement of a portion of the loan formerly guaranteed by the ATSB. In the fourth quarter of 2005, which was subsequent to the effective date of the merger, US Airways recorded $4 million of mark-to-market gains attributable to stock options in Sabre Inc. (“Sabre”) and warrants in a number of e-commerce companies.

(c)	The 2006 period included a $1 million benefit which represents the cumulative effect on the accumulated deficit of the adoption of new share-based payment accounting guidance. The adjustment reflects the impact of estimating future forfeitures for previously recognized compensation expense.

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

Selected Consolidated Financial Data of US Airways

The selected consolidated financial data presented below under the captions “Consolidated statements of operations data” and “Consolidated balance sheet data” as of and for the years ended December 31, 2009, 2008, 2007 and 2006, three months ended December 31, 2005 and nine months ended September 30, 2005 are derived from the consolidated financial statements of US Airways, which have been audited by KPMG LLP, an independent registered public accounting firm. In 2007, US Airways Group contributed 100% of its equity interest in America West Holdings, the parent company of AWA, to US Airways in connection with the combination of all mainline operations under one FAA operating certificate. This contribution is reflected in US Airways’ consolidated financial statements as though the transfer had occurred at the time of US Airways’ emergence from bankruptcy at the end of September 2005. Thus, the full years 2009, 2008, 2007 and 2006 and three months ended December 31, 2005 are comprised of the consolidated financial data of US Airways and America West Holdings. The nine months ended September 30, 2005 consolidated financial data presented include the results of only US Airways. The selected consolidated financial data should be read in conjunction with the consolidated financial statements for the respective periods, the related notes and the related reports of US Airways’ independent registered public accounting firm.

						Predecessor
	Successor Company (a)					Company (a)
					Three Months	Nine Months
	Year Ended	Year Ended	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	September 30,
	2009	2008	2007	2006	2005	2005
	(In millions)

Consolidated statements of operations data:
Operating revenues	$10,609	$12,244	$11,813	$11,692	$2,589	$5,452
Operating expenses (b)	10,487	14,017	11,289	11,135	2,772	5,594

Operating income (loss) (b)	122	(1,773)	524	557	(183)	(142)
Income (loss) before cumulative effect of change in accounting principle (c)	(140)	(2,148)	478	348	(256)	280
Cumulative effect of change in accounting principle, net (d)	—	—	—	1	—	—

Net income (loss)	$(140)	$(2,148)	$478	$349	$(256)	$280

	Successor Company (a)
	December 31,
	2009	2008	2007	2006	2005
	(In millions)

Consolidated balance sheet data (at end of period):
Total assets	$7,123	$6,954	$7,787	$7,351	$6,763
Long-term obligations, less current maturities (e)	3,266	2,867	2,013	2,131	3,238
Total stockholder’s equity (deficit)	255	(221)	1,850	(461)	(810)

(a)	In connection with emergence from bankruptcy in September 2005, US Airways adopted fresh-start reporting. As a result of the application of fresh-start reporting, the financial statements after September 30, 2005 are not comparable with the financial statements from periods prior to September 30, 2005. References to “Successor Company” refer to US Airways on and after September 30, 2005, after the application of fresh-start reporting for the bankruptcy.

(b)	The 2009 period included $375 million of net unrealized gains on fuel hedging instruments, $22 million in aircraft costs as a result of US Airways’ previously announced capacity reductions, $16 million in non-cash impairment charges due to the decline in fair value of certain indefinite lived intangible assets associated with US Airways’ international routes, $11 million in severance and other charges and $6 million in costs incurred related to US Airways’ liquidity improvement program.

The 2008 period included a $622 million non-cash charge to write off all of the goodwill created by the merger of US Airways Group and America West Holdings in September 2005, as well as $496 million of net unrealized losses on fuel hedging instruments. In addition, the 2008 period included $35 million of merger-related transition expenses, $18 million in non-cash charges related to the decline in fair value of certain spare parts associated with US Airways’ Boeing 737 aircraft fleet and, as a result of US Airways’ capacity reductions, $14 million in aircraft costs and $9 million in severance charges.

The 2007 period included $187 million of net unrealized gains on fuel hedging instruments, $7 million in tax credits due to an IRS rule change allowing US Airways to recover certain fuel usage tax amounts for years 2003-2006 and $9 million of insurance settlement proceeds related to business interruption and property damages incurred as a result of Hurricane Katrina in 2005. These credits were offset by $99 million of merger-related transition expenses, a $99 million charge for an increase to long-term disability obligations for US Airways’ pilots as a result of the FAA-mandated pilot retirement age change and $4 million in charges related to reduced flying from Pittsburgh.

The 2006 period included $131 million of merger-related transition expenses and $70 million of net unrealized losses on fuel hedging instruments, offset by a $90 million gain associated with the return of equipment deposits upon forgiveness of a loan and $3 million of gains associated with the settlement of bankruptcy claims.

The period for the three months ended December 31, 2005 included $69 million of net unrealized losses on fuel hedging instruments, $28 million of merger-related transition expenses, $7 million of power-by-the-hour program penalties associated with the return of certain leased aircraft and $1 million of severance costs for terminated employees resulting from the merger.

(c)	The 2009 period included $49 million in non-cash charges associated with the sale of 10 E190 aircraft and write off of related debt discount and issuance costs, $10 million in other-than-temporary non-cash impairment charges for US Airways’ investments in auction rate securities and a $2 million non-cash asset impairment charge. In addition, the period included a tax benefit of $38 million. Of this amount, $21 million was due to a non-cash income tax benefit related to gains recorded within other comprehensive income. In addition, US Airways recorded a $14 million tax benefit related to a legislation change allowing it to carry back 100% of 2008 AMT net operating losses, resulting in the recovery of AMT amounts paid in prior years. US Airways also recognized a $3 million tax benefit related to the reversal of the deferred tax liability associated with the indefinite lived intangible assets that were impaired during 2009.

The 2008 period included $214 million in other-than-temporary non-cash impairment charges for US Airways’ investments in auction rate securities as well as $6 million in write offs of debt discount and debt issuance costs in connection with the refinancing of certain aircraft equipment notes and a loan prepayment, offset by $8 million in gains on forgiveness of debt.

The 2007 period included a $17 million gain recognized on the sale of stock in ARINC Incorporated, offset by $10 million in other-than-temporary non-cash impairment charges for US Airways’ investments in auction rate securities. In addition, the period also included a non-cash expense for income taxes of $7 million related to the utilization of NOLs that were generated prior to the merger. The decrease in the corresponding valuation allowance was recognized as a reduction of goodwill rather than a reduction in tax expense.

The 2006 period included a non-cash expense for income taxes of $85 million related to the utilization of NOLs that were generated prior to the merger. In addition, the period included $6 million of prepayment penalties and $5 million in accelerated amortization of debt issuance costs in connection with the refinancing of the loan previously guaranteed by the ATSB and two loans previously provided to AWA by GECC, offset by $8 million of interest income earned by AWA on certain prior year federal income tax refunds.

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

The nine months ended September 30, 2005 included reorganization items, which amounted to a $636 million net gain.

(d)	The 2006 period included a $1 million benefit which represents the cumulative effect on the accumulated deficit of the adoption of new share-based payment accounting guidance. The adjustment reflects the impact of estimating future forfeitures for previously recognized compensation expense.

(e)	Includes debt, capital leases, postretirement benefits other than pensions and employee benefit liabilities and other.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

US Airways Group is a holding company whose primary business activity is the operation of a major network air carrier through its wholly owned subsidiaries US Airways, Piedmont, PSA, MSC and AAL. Effective upon US Airways Group’s emergence from bankruptcy on September 27, 2005, US Airways Group merged with America West Holdings, with US Airways Group as the surviving corporation.

We operate the fifth largest airline in the United States as measured by domestic RPMs and ASMs. We have hubs in Charlotte, Philadelphia and Phoenix and a focus city at Ronald Reagan Washington National Airport. We offer scheduled passenger service on more than 3,000 flights daily to more than 190 communities in the United States, Canada, Mexico, Europe, the Middle East, the Caribbean, Central and South America. We also have an established East Coast route network, including the US Airways Shuttle service, with a substantial presence at Washington National Airport. We had approximately 51 million passengers boarding our mainline flights in 2009. As of December 31, 2009, we operated 349 mainline jets and are supported by our regional airline subsidiaries and affiliates operating as US Airways Express either under capacity purchase or prorate agreements, which operated approximately 236 regional jets and 60 turboprops.

2009 Year in Review

The U.S. Airline Industry

The airline industry in the United States was severely impacted in 2009 by the global economic recession. Passenger demand, as reported by the Air Transport Association (“ATA”), declined severely in 2009 as compared to 2008. Despite capacity cuts put in place to help offset the decline in demand for air travel, industry revenues were adversely affected by severe fare discounting by carriers to stimulate demand. Business bookings, which typically drive stronger yields, declined sharply in 2009 as companies cut costs by reducing their travel budgets in response to the economic recession. ATA reported yields for U.S. airlines declined by 13% in 2009 as compared to 2008 while U.S. airline passenger revenues were down 18% for fiscal year 2009, which represented the largest decline on record, exceeding the 14% decline observed from 2000 to 2001.

International markets were more severely impacted by the economic slowdown than domestic markets. This was a result of international traffic’s greater reliance on business travel, particularly premium business and first class seating, to drive profitability. Additionally, there was capacity expansion overseas during the past several years, which the U.S. industry reduced by only 6% in 2009 as compared to domestic capacity reductions of 7%. The contraction of business spending also significantly impacted cargo demand.

During times of weak travel demand, falling fuel prices have historically served as a natural hedge. Although the price of crude oil was down substantially in 2009 from its record high of $147 per barrel in July 2008, it remained volatile and did not fully offset the negative economic impact to passenger demand. During 2009, the price of crude oil on a per barrel basis ranged from a high of $81.03 to a low of $34.03, and closed at $79.39 on December 31, 2009. The volatility in oil prices made the use of hedging positions by airlines to contain fuel costs either expensive (call options) or risky due to counterparty cash collateral requirements (collars and swaps).

Accordingly, in 2009 the industry focused on conserving and building cash and matching capacity to demand. In the latter part of 2009, credit and equity markets were increasingly open to airlines and several U.S. airlines raised cash to enhance liquidity through a number of initiatives such as traditional public stock and debt issuances, asset sales, asset sale-leasebacks and transactions with co-branded credit card issuers.

US Airways

Financial Results

US Airways Group’s net loss for 2009 was $205 million, or a loss of $1.54 per share, as compared to a net loss of $2.22 billion, or $22.11 per share, in 2008. Similar to other carriers in the U.S. airline industry, we experienced significant declines in revenues as a result of the global economic recession, which more than offset the benefits of reduced fuel costs during 2009.

Revenue

The weak demand environment caused by the economic recession resulted in a $1.81 billion, or 16.3%, decrease in mainline and Express passenger revenues in 2009 on lower capacity as compared to 2008. Our decline in passenger revenues was lower than the U.S. industry average of 18% reported by ATA as relative to the other U.S. legacy or big five hub-and-spoke carriers, our larger domestic presence meant our revenues were less exposed to the more adverse effects of the economic recession experienced in international markets. Our international capacity represents approximately 22% of our total ASMs. The industry took more aggressive corrective capacity reductions domestically than it did internationally in 2009.

Our revenues also benefited from our new revenue initiatives which generated $424 million in ancillary revenues for 2009. Given our shorter length of haul and domestic focus, we believe these initiatives provided greater benefit to us than our competitors. Ancillary revenues include first and second checked bag service fees, processing fees for travel awards issued through our Dividend Miles frequent traveler program, our new Choice Seats program, and call center/airport ticketing fees. As a result of new ancillary revenues, while our mainline and Express PRASM was 10.88 cents in 2009, a 12.4% decline as compared to 12.42 cents in 2008, our total revenue per available seat mile (“RASM”) declined by a lower amount. RASM was 12.29 cents in 2009, as compared to 13.6 cents in 2008, representing only a 9.6% decline.

Fuel

The average mainline and Express price per gallon of fuel decreased 44.8% to $1.76 in 2009 from $3.18 in 2008. As a result, our mainline and Express fuel expense for 2009 was $2.28 billion, or 48%, lower than the 2008 period on 4.5% lower capacity. Since the third quarter of 2008, we have not entered into any new fuel hedging transactions and, as of December 31, 2009, we had no remaining outstanding fuel hedging contracts. Net losses associated with fuel hedging transactions were $7 million in 2009, a decline of $349 million from 2008. The year ended

December 31, 2009 included $382 million of net realized losses, offset by $375 million of net unrealized gains. The 2009 net unrealized gains represent the reversal of prior year unrealized losses related to the hedge transactions settling during the current year.

Capacity and Cost Control

We remain committed to maintaining our low cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: the health of the economy and the price of fuel. In 2009, we continued our practice of minimizing and deferring discretionary expenditures whenever possible. We also controlled costs by continuing to run a good operation. See the “Customer Service” section below for a further discussion. Although there are significant ongoing fixed costs that do not vary with changes in capacity, we effectively managed our mainline operating cost per available seat mile (“CASM”). Excluding the effects of fuel and fuel hedging transactions as well as the $622 million non-cash charge recorded in 2008 to write off all of the goodwill created by the merger of US Airways Group and America West Holdings, our mainline CASM was relatively constant year over year. Mainline CASM decreased 3.6 cents, or 24.6%, to 11.06 cents in 2009 from 14.66 cents in 2008. Decreases in fuel and fuel hedging costs represented 2.71 cents, or 75.4%, of the CASM decrease, while the non-cash charge to write off goodwill represented 0.84 cents, or 23.3%, of the year-over-year decline.

To address the weak revenue environment in 2009, we continued to focus on matching capacity to demand and, as a result, our total RPMs decreased 4.2% on 4.5% lower capacity as compared to 2008. We achieved our 2009 capacity reductions through the sale of aircraft, return of aircraft to lessors and reductions in aircraft utilization. As a result of this reduced flying, we eliminated approximately 1,000 positions, including 400 flight attendants and 600 airport employees, thereby reducing salary expense in 2009 and going forward.

Customer Service

In 2009, we continued our commitment to running a successful airline. One of the important ways we do this is by taking care of our customers. We believe that our focus on excellent customer service in every aspect of our operations, including personnel, flight equipment, in-flight and ancillary amenities, on-time performance, flight completion ratios and baggage handling, will strengthen customer loyalty and attract new customers.

Our 2009 on-time performance rate was 80.9% and ranked second among the big five hub-and-spoke carriers as measured by the DOT Air Travel Consumer Report. Our mishandled baggage ratio for 2009 improved 36.5% as compared to 2008. Our 2009 mishandled baggage ratio of 3.03 also ranked second among the big five hub-and-spoke carriers as measured by the DOT Air Travel Consumer Report. The combination of continued strong on-time performance and fewer mishandled bags contributed to 34.8% fewer reported customer complaints to the DOT in 2009 as compared to 2008.

We reported the following combined operating statistics to the DOT for mainline operations for the years ended December 31, 2009, 2008 and 2007:

	Full Year
	2009	2008	2007

On-time performance (a)	80.9	80.1	68.7
Completion factor (b)	98.8	98.5	98.2
Mishandled baggage (c)	3.03	4.77	8.47
Customer complaints (d)	1.31	2.01	3.16

(a)	Percentage of reported flight operations arriving on time as defined by the DOT.

(b)	Percentage of scheduled flight operations completed.

(c)	Rate of mishandled baggage reports per 1,000 passengers.

(d)	Rate of customer complaints filed with the DOT per 100,000 passengers.

Liquidity Position

As of December 31, 2009, our cash, cash equivalents, investments in marketable securities and restricted cash were $1.98 billion, of which $480 million was restricted. Our investments in marketable securities included $203 million of auction rate securities that are classified as noncurrent assets on our consolidated balance sheets.

	December 31,	December 31,
	2009	2008
	(In millions)

Cash, cash equivalents and short-term investments in marketable securities	$1,299	$1,054
Short and long-term restricted cash	480	726
Long-term investments in marketable securities	203	187

Total cash, cash equivalents, investments in marketable securities and restricted cash	$1,982	$1,967

In addition to our capacity and cost control initiatives described above, we took further action in 2009 to strengthen and preserve our liquidity position. In the first nine months of 2009, we completed financing transactions generating $486 million. These transactions included net proceeds from public offerings of common stock and convertible notes of $66 million and $168 million, respectively, in May, and $137 million from an additional public offering of common stock in September. The remaining $115 million included proceeds from additional loans under a spare parts loan agreement, a loan secured by certain airport landing slots and an unsecured financing with one of our third-party Express carriers.

In November 2009, we completed a series of transactions with key business partners designed to improve our near-term and future liquidity. Our actions included the deferral of 54 Airbus aircraft previously scheduled for delivery between 2010 and 2012 that are now to be delivered in 2013 and beyond. These deferral arrangements will reduce our aircraft capital expenditures over the next three years by approximately $2.5 billion and reduce near- and medium-term obligations to Airbus and others by approximately $132 million. In addition to the aircraft deferral, we arranged credit facilities in the amount of $95 million and $180 million of aircraft financing commitments for the 2010 deliveries. Also, we agreed with Barclays Bank Delaware, our co-branded credit card provider, to permanently lower the monthly unrestricted cash condition precedent for the advance purchase of frequent flyer miles and defer for 14 months the amortization of $200 million advanced in connection with the previous purchase of miles. In the aggregate, these transactions improved year-end 2009 liquidity by approximately $150 million and will generate approximately $450 million of projected liquidity improvements by the end of 2010.

Strategic Initiatives

In 2009, we took the following actions which we believe will position us for success and help return us to profitability as the economy improves:

Delta Slot Transaction

In August 2009, US Airways Group and US Airways entered into a mutual asset purchase and sale agreement with Delta. Pursuant to the agreement, US Airways would transfer to Delta certain assets related to flight operations at LaGuardia Airport in New York, including 125 pairs of slots currently used to provide US Airways Express service at LaGuardia. Delta would transfer to US Airways certain assets related to flight operations at Washington National Airport, including 42 pairs of slots, and the authority to serve Sao Paulo, Brazil and Tokyo, Japan. One slot equals one take-off or landing, and each pair of slots equals one roundtrip flight. The agreement is structured as two simultaneous asset sales and is expected to be cash neutral to US Airways. The closing of the transactions under the agreement is subject to certain closing conditions, including approvals from a number of government agencies, including the U.S. Department of Justice, the DOT, the FAA and The Port Authority of New York and New Jersey. If approved, this transaction will significantly increase our capacity in the Washington, D.C. market and improve profitability.

On February 9, 2010, the DOT issued a proposed order conditionally approving the transaction. The proposed order, which is subject to a 30-day comment period, would require the airlines to divest 20 of the 125 slot pairs involved at LaGuardia and 14 of the 42 slot pairs at Washington National. Delta and we are currently reviewing the

DOT’s proposed order to determine next steps. However, we expect that if this order is implemented as proposed the transaction will not go forward.

Operational Realignment

In October 2009, we announced the realignment of our operations to focus on our core network strengths, which include our hubs in Charlotte, Philadelphia and Phoenix and our focus city at Washington National Airport. These four cities, as well as our popular hourly Shuttle service between LaGuardia, Boston and Washington National airports, will serve as the cornerstone of our network and by the end of 2010 are expected to represent 99% of our ASMs versus approximately 93% in 2009. Changes to facilitate this strategy include reducing daily departures from Las Vegas, closing stations in Colorado Springs and Wichita, redeploying our E190 fleet to routes between Boston and Philadelphia and the Boston-LaGuardia leg of the Shuttle, suspending five European destinations, returning our Philadelphia-Beijing route authority, rightsizing our crew bases at our hubs and focus city and closing crew bases in Boston, LaGuardia and Las Vegas. In connection with the realignment of our operations, we will reduce staffing by approximately 1,000 positions across our system during the first half of 2010. These reductions include approximately 600 airport passenger and ramp service positions, approximately 200 pilot positions and approximately 150 flight attendant positions. We believe that by concentrating on our strengths and eliminating unprofitable flying we will be better positioned to return US Airways to profitability.

2010 Outlook

As we begin 2010, it is difficult to predict the ongoing effects of the global economic recession. We have taken numerous actions to strengthen our current and future liquidity position. We have significantly reduced our required capital expenditures for 2010 through 2012 and eliminated our need to access aircraft finance markets in 2010. We believe that these actions coupled with our operational realignment have well positioned us as the economy recovers.

US Airways Group’s Results of Operations

In 2009, we realized operating income of $118 million and a loss before income taxes of $243 million. We experienced significant declines in revenues as a result of the global economic recession, which more than offset the benefits of reduced fuel costs during 2009. Our 2009 results were also impacted by recognition of the following items:

•	$382 million of net realized losses on settled fuel hedging instruments, offset by $375 million of net unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments. In mark-to-market accounting, the unrealized losses recognized in prior periods are reversed as hedge transactions are settled in the current period. We were required to use mark-to-market accounting as our fuel hedging instruments did not meet the requirements for hedge accounting. If these instruments had qualified for hedge accounting treatment, any unrealized gains or losses would have been recorded in other comprehensive income, a component of stockholders’ equity;

•	$55 million of net special charges consisting of $22 million in aircraft costs as a result of our previously announced capacity reductions, $16 million in non-cash impairment charges due to the decline in fair value of certain indefinite lived intangible assets associated with our international routes, $11 million in severance and other charges and $6 million in costs incurred related to our liquidity improvement program;

•	$3 million in non-cash charges related to the decline in fair value of certain Express spare parts; and

•	$49 million in non-cash charges associated with the sale of 10 Embraer 190 aircraft and write off of related debt discount and issuance costs, $10 million in other-than-temporary non-cash impairment charges for our investments in auction rate securities and a $2 million non-cash asset impairment charge, all included in nonoperating expense, net.

In 2008, we realized an operating loss of $1.8 billion and a loss before income taxes of $2.22 billion. The 2008 loss was driven by an average mainline and Express price per gallon of fuel of $3.18 as well as a $622 million non-

cash charge to write off all of the goodwill created by the merger of US Airways Group and America West Holdings in September 2005. Our 2008 results were also impacted by recognition of the following items:

•	$496 million of net unrealized losses resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments, offset by $140 million of net realized gains on settled fuel hedge transactions;

•	$76 million of net special charges consisting of $35 million of merger-related transition expenses, $18 million in non-cash charges related to the decline in fair value of certain spare parts associated with our Boeing 737 aircraft fleet and, as a result of our capacity reductions, $14 million in aircraft costs and $9 million in severance charges; and

•	$214 million in other-than-temporary non-cash impairment charges for our investments in auction rate securities as well as $7 million in write offs of debt discount and debt issuance costs in connection with the refinancing of certain aircraft equipment notes and certain loan prepayments, offset by $8 million in gains on forgiveness of debt, all included in nonoperating expense, net.

In 2007, we realized operating income of $533 million and income before income taxes of $430 million. Our 2007 results were impacted by recognition of the following items:

•	$187 million of net unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments as well as $58 million of net realized gains on settled fuel hedge transactions;

•	$99 million of net special charges due to merger-related transition expenses;

•	a $99 million charge for an increase to long-term disability obligations for US Airways’ pilots as a result of a change in the FAA-mandated retirement age for pilots from 60 to 65;

•	$7 million in tax credits due to an IRS rule change allowing us to recover certain fuel usage tax amounts for years 2003-2006, $9 million of insurance settlement proceeds related to business interruption and property damages incurred as a result of Hurricane Katrina in 2005 and a $5 million Piedmont pilot pension curtailment gain related to the FAA-mandated pilot retirement age change discussed above. These gains were offset in part by $5 million in charges related to reduced flying from Pittsburgh; and

•	an $18 million write off of debt issuance costs in connection with the refinancing of the $1.25 billion GE loan in March 2007 and $10 million in other-than-temporary non-cash impairment charges for our investments in auction rate securities, offset by a $17 million gain recognized on the sale of stock in ARINC Incorporated, all included in nonoperating expense, net.

We reported a loss in 2009, which increased our NOLs. As of December 31, 2009, we have approximately $2.13 billion of gross NOLs to reduce future federal taxable income. All of our NOLs are available to reduce federal taxable income in the calendar year 2010. The NOLs expire during the years 2022 through 2029.

Our net deferred tax assets, which include $2.06 billion of the NOLs, have been subject to a full valuation allowance. We also have approximately $90 million of tax-effected state NOLs at December 31, 2009. At December 31, 2009, the federal and state valuation allowance is $546 million and $77 million, respectively, all of which will reduce future tax expense when recognized.

For the year ended December 31, 2009, we recorded a tax benefit of $38 million. Of this amount, $21 million was due to a non-cash income tax benefit related to gains recorded within other comprehensive income. In addition, we recorded a $14 million tax benefit related to a legislation change allowing us to carry back 100% of 2008 AMT net operating losses, resulting in the recovery of AMT amounts paid in prior years. We also recognized a $3 million tax benefit related to the reversal of the deferred tax liability associated with the indefinite lived intangible assets that were impaired during 2009.

For the year ended December 31, 2008, we reported a loss, which increased our NOLs, and we did not record a tax provision.

For the year ended December 31, 2007, we utilized NOLs to reduce our income tax obligation. Utilization of these NOLs resulted in a corresponding decrease in the valuation allowance. As this valuation allowance was established through the recognition of tax expense, the decrease in valuation allowance offsets the tax provision dollar for dollar. We recognized $7 million of non-cash state income tax expense for the year ended December 31, 2007, as we utilized NOLs that were generated by US Airways prior to the merger. As these were acquired NOLs, the accounting rules in place at that time required that the decrease in the valuation allowance associated with these NOLs reduce goodwill instead of the provision for income taxes.

The table below sets forth our selected mainline and Express operating data:

				Percent		Percent
	Year Ended December 31,			Change		Change
	2009	2008	2007	2009-2008		2008-2007

Mainline
Revenue passenger miles (millions) (a)	57,889	60,570	61,262	(4.4)		(1.1)
Available seat miles (millions) (b)	70,725	74,151	75,842	(4.6)		(2.2)
Passenger load factor (percent) (c)	81.9	81.7	80.8	0.2	pts	0.9	pts
Yield (cents) (d)	11.66	13.51	13.28	(13.7)		1.7
Passenger revenue per available seat mile (cents) (e)	9.55	11.04	10.73	(13.5)		2.9
Operating cost per available seat mile (cents) (f)	11.06	14.66	11.30	(24.6)		29.7
Passenger enplanements (thousands) (g)	51,016	54,820	57,871	(6.9)		(5.3)
Departures (thousands)	461	496	525	(7.1)		(5.5)
Aircraft at end of period	349	354	356	(1.4)		(0.6)
Block hours (thousands) (h)	1,224	1,300	1,343	(5.8)		(3.3)
Average stage length (miles) (i)	972	955	925	1.8		3.3
Average passenger journey (miles) (j)	1,637	1,554	1,489	5.4		4.4
Fuel consumption (gallons in millions)	1,069	1,142	1,195	(6.4)		(4.4)
Average aircraft fuel price including related taxes (dollars per gallon)	1.74	3.17	2.20	(45.0)		43.9
Full time equivalent employees at end of period	31,333	32,671	34,437	(4.1)		(5.1)

Express (k)
Revenue passenger miles (millions) (a)	10,570	10,855	10,332	(2.6)		5.1
Available seat miles (millions) (b)	14,367	14,953	14,159	(3.9)		5.6
Passenger load factor (percent) (c)	73.6	72.6	73.0	1.0	pts	(0.4	) pts
Yield (cents) (d)	23.68	26.52	26.12	(10.7)		1.6
Passenger revenue per available seat mile (cents) (e)	17.42	19.26	19.06	(9.5)		1.0
Operating cost per available seat mile (cents) (f)	17.53	20.39	18.32	(14.0)		11.3
Passenger enplanements (thousands) (g)	26,949	26,732	25,748	0.8		3.8
Aircraft at end of period	283	296	286	(4.4)		3.5
Fuel consumption (gallons in millions)	338	352	343	(3.8)		2.7
Average aircraft fuel price including related taxes (dollars per gallon)	1.80	3.23	2.23	(44.3)		44.8

Total Mainline and Express
Revenue passenger miles (millions) (a)	68,459	71,425	71,594	(4.2)		(0.2)
Available seat miles (millions) (b)	85,092	89,104	90,001	(4.5)		(1.0)
Passenger load factor (percent) (c)	80.5	80.2	79.5	0.3	pts	0.7	pts
Yield (cents) (d)	13.52	15.49	15.13	(12.7)		2.4
Passenger revenue per available seat mile (cents) (e)	10.88	12.42	12.04	(12.4)		3.1
Total revenue per available seat mile (cents) (l)	12.29	13.60	13.00	(9.6)		4.6
Passenger enplanements (thousands) (g)	77,965	81,552	83,619	(4.4)		(2.5)
Aircraft at end of period	632	650	642	(2.8)		1.2
Fuel consumption (gallons in millions)	1,407	1,494	1,537	(5.8)		(2.8)
Average aircraft fuel price including related taxes (dollars per gallon)	1.76	3.18	2.21	(44.8)		44.1

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. One RPM represents one passenger flown one mile.

(b)	Available seat mile (“ASM”) — A basic measure of production. One ASM represents one seat flown one mile.

(c)	Passenger load factor — The percentage of available seats that are filled with revenue passengers.

(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by RPMs and expressed in cents per mile.

(e)	Passenger revenue per available seat mile (“PRASM”) — Passenger revenues divided by ASMs.

(f)	Operating cost per available seat mile (“CASM”) — Operating expenses divided by ASMs.

(g)	Passenger enplanements — The number of passengers on board an aircraft, including local, connecting and through passengers.

(h)	Block hours — The hours measured from the moment an aircraft first moves under its own power, including taxi time, for the purposes of flight until the aircraft is docked at the next point of landing and its power is shut down.

(i)	Average stage length — The average of the distances flown on each segment of every route.

(j)	Average passenger journey — The average one-way trip measured in miles for one passenger origination.

(k)	Express statistics include Piedmont and PSA, as well as operating and financial results from capacity purchase agreements with Air Wisconsin Airlines Corporation, Republic Airways, Mesa Airlines, Inc. and Chautauqua Airlines, Inc.

(l)	Total revenue per available seat mile (“RASM”) — Total revenues divided by total mainline and Express ASMs.

2009 Compared With 2008

Operating Revenues:

			Percent
	2009	2008	Change
	(In millions)

Operating revenues:
Mainline passenger	$6,752	$8,183	(17.5)
Express passenger	2,503	2,879	(13.1)
Cargo	100	144	(30.3)
Other	1,103	912	20.9

Total operating revenues	$10,458	$12,118	(13.7)

Total operating revenues in 2009 were $10.46 billion as compared to $12.12 billion in 2008, a decline of $1.66 billion or 13.7%. Significant changes in the components of operating revenues are as follows:

•	Mainline passenger revenues were $6.75 billion in 2009 as compared to $8.18 billion in 2008. Mainline RPMs decreased 4.4% as mainline capacity, as measured by ASMs, decreased 4.6%, resulting in a 0.2 point increase in load factor to 81.9%. Mainline passenger yield decreased 13.7% to 11.66 cents in 2009 from 13.51 cents in 2008. Mainline PRASM decreased 13.5% to 9.55 cents in 2009 from 11.04 cents in 2008. Mainline yield and PRASM decreased in 2009 due to the decline in passenger demand and weak pricing environment driven by the global economic recession.

•	Express passenger revenues were $2.5 billion in 2009, a decrease of $376 million from 2008. Express RPMs decreased by 2.6% as Express capacity, as measured by ASMs, decreased 3.9%, resulting in a one point increase in load factor to 73.6%. Express passenger yield decreased by 10.7% to 23.68 cents in 2009 from 26.52 cents in 2008. Express PRASM decreased 9.5% to 17.42 cents in 2009 from 19.26 cents in 2008. The decreases in Express yield and PRASM were the result of the same passenger demand declines and weak pricing environment discussed in mainline passenger revenues above.

•	Cargo revenues were $100 million in 2009, a decrease of $44 million, or 30.3%, from 2008. The decrease in cargo revenues was driven by declines in yield and freight volumes as a result of the contraction of business spending in the current economic environment as well as a decrease in fuel surcharges in 2009 as compared to 2008.

•	Other revenues were $1.1 billion in 2009, an increase of $191 million, or 20.9%, from 2008 primarily due to an increase of $250 million generated by our first and second checked bag fees, which were implemented in the second and third quarters of 2008. This increase was offset in part by a decline in the volume of passenger ticketing change fees and declines in fuel sales to our pro-rate carriers through our MSC subsidiary due to lower fuel prices in 2009.

Operating Expenses:

			Percent
	2009	2008	Change
	(In millions)

Operating expenses:
Aircraft fuel and related taxes	$1,863	$3,618	(48.5)
Loss (gain) on fuel hedging instruments, net:
Realized	382	(140)	nm
Unrealized	(375)	496	nm
Salaries and related costs	2,165	2,231	(3.0)
Aircraft rent	695	724	(4.0)
Aircraft maintenance	700	783	(10.6)
Other rent and landing fees	560	562	(0.5)
Selling expenses	382	439	(13.0)
Special items, net	55	76	(27.3)
Depreciation and amortization	242	215	12.5
Goodwill impairment	—	622	nm
Other	1,152	1,243	(7.4)

Total mainline operating expenses	7,821	10,869	(28.0)
Express expenses:
Fuel	609	1,137	(46.4)
Other	1,910	1,912	(0.1)

Total Express expenses	2,519	3,049	(17.4)

Total operating expenses	$10,340	$13,918	(25.7)

Total operating expenses were $10.34 billion in 2009, a decrease of $3.58 billion or 25.7% compared to 2008. Mainline operating expenses were $7.82 billion in 2009, a decrease of $3.05 billion or 28% from 2008, while ASMs decreased 4.6%.

Excluding the effects of fuel and fuel hedging transactions as well as the $622 million non-cash charge recorded in 2008 to write off all of the goodwill created by the merger of US Airways Group and America West Holdings, our mainline CASM was relatively constant year over year. Mainline CASM decreased 3.6 cents, or 24.6%, to 11.06 cents in 2009 from 14.66 cents in 2008. Decreases in fuel and fuel hedging costs represented 2.71 cents, or 75.4%, of the CASM decrease, while the non-cash charge to write off goodwill represented 0.84 cents, or 23.3%, of the year-over-year decline.

The 2009 period included $55 million of net special charges consisting of $22 million in aircraft costs as a result of our previously announced capacity reductions, $16 million in non-cash impairment charges due to the decline in fair value of certain indefinite lived intangible assets associated with our international routes, $11 million in severance and other charges and $6 million in costs incurred related to our liquidity improvement program. This compares to net special charges of $76 million in 2008, consisting of $35 million of merger-related transition expenses, $18 million in non-cash charges related to the decline in the fair value of certain spare parts associated with our Boeing 737 aircraft fleet and, as a result of our capacity reductions, $14 million in aircraft costs and $9 million in severance charges.

The table below sets forth the major components of our mainline CASM for the years ended December 31, 2009 and 2008:

	Year Ended
	December 31,		Percent
	2009	2008	Change
	(In cents)

Mainline CASM:
Aircraft fuel and related taxes	2.64	4.88	(46.0)
Loss on fuel hedging instruments, net	0.01	0.48	(97.8)
Salaries and related costs	3.06	3.01	1.7
Aircraft rent	0.98	0.98	0.7
Aircraft maintenance	0.99	1.05	(6.2)
Other rent and landing fees	0.79	0.76	4.4
Selling expenses	0.54	0.59	(8.8)
Special items, net	0.08	0.10	(23.8)
Depreciation and amortization	0.34	0.29	18.0
Goodwill impairment	—	0.84	nm
Other	1.63	1.68	(2.9)

Total mainline CASM	11.06	14.66	(24.6)

Significant changes in the components of mainline operating expense per ASM are as follows:

•	Aircraft fuel and related taxes per ASM decreased 46% primarily due to a 45% decrease in the average price per gallon of fuel to $1.74 in 2009 from $3.17 in the 2008 period. A 6.4% decrease in gallons of fuel consumed in 2009 on 4.6% lower capacity also contributed to the decrease.

•	Loss on fuel hedging instruments, net per ASM was a loss of 0.01 cent in 2009 as compared to a loss of 0.48 cents in 2008. Since the third quarter of 2008, we have not entered into any new fuel hedging transactions and, as of December 31, 2009, we had no remaining outstanding fuel hedging contracts. The net loss in the 2009 period included realized losses of $382 million on settled fuel hedging instruments, offset by $375 million of net unrealized gains. The unrealized gains are the result of the application of mark-to-market accounting in which unrealized losses recognized in prior periods are reversed as hedge transactions are settled in the current period. We recognized net losses from our fuel hedging program in 2008 due to the significant decline in the price of oil in the latter part of 2008, which generated unrealized losses on certain open fuel hedge transactions as the price of heating oil fell below the lower limit of our collar transactions.

•	Aircraft maintenance expense per ASM decreased 6.2% due principally to decreases in the number of engine overhauls performed in 2009 as compared to 2008 as a result of the timing of maintenance cycles.

•	Selling expenses per ASM decreased 8.8% due to lower credit card fees, booking fees and commissions paid as a result of a decline in the number and value of tickets sold resulting from the weakened demand and pricing environment caused by the economic recession.

•	Depreciation and amortization expense per ASM increased 18% due to a net increase in owned aircraft, primarily driven by the acquisition of 19 Airbus A320 family aircraft and two Airbus A330 aircraft in 2009, which increased depreciation expense on owned aircraft.

Total Express expenses decreased $530 million or 17.4% in 2009 to $2.52 billion from $3.05 billion in 2008. The year-over-year decrease was primarily driven by decreases in fuel costs. Express fuel costs decreased $528 million as the average fuel price per gallon decreased 44.3% from $3.23 in 2008 to $1.80 in 2009. In addition, gallons of fuel consumed in 2009 decreased 3.8% on 3.9% lower capacity. Other Express expenses decreased $2 million or 0.1% despite a 3.9% decrease in Express ASMs due to certain fixed costs associated with our capacity purchase agreements as well as certain contractual rate increases with these carriers.

Nonoperating Income (Expense):

			Percent
	2009	2008	Change
	(In millions)

Nonoperating income (expense):
Interest income	$24	$83	(71.5)
Interest expense, net	(304)	(258)	17.9
Other, net	(81)	(240)	(66.5)

Total nonoperating expense, net	$(361)	$(415)	(13.1)

Net nonoperating expense was $361 million in 2009 as compared to $415 million in 2008. Interest income decreased $59 million in 2009 due to lower average investment balances and lower rates of return. Interest expense, net increased $46 million due to an increase in the average debt balance outstanding primarily as a result of financing transactions completed in the fourth quarter of 2008 and in 2009, partially offset by reductions in average interest rates associated with variable rate debt as compared to 2008.

Other nonoperating expense, net in 2009 included $49 million in non-cash charges associated with the sale of 10 Embraer 190 aircraft and write off of related debt discount and issuance costs, a $14 million loss on the sale of certain aircraft equipment, $10 million in other-than-temporary non-cash impairment charges for our investments in auction rate securities, $3 million in foreign currency losses and a $2 million non-cash asset impairment charge. Other nonoperating expense, net in 2008 included $214 million in other-than-temporary non-cash impairment charges for our investments in auction rate securities, $25 million in foreign currency losses and $7 million in write offs of debt discount and debt issuance costs in connection with the refinancing of certain aircraft equipment notes and certain loan prepayments, offset in part by $8 million in gains on forgiveness of debt. The impairment charges on auction rate securities are discussed in more detail under “Liquidity and Capital Resources.”

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

Total operating revenues in 2008 were $12.12 billion as compared to $11.7 billion in 2007. Significant changes in the components of operating revenues are as follows:

•	Mainline passenger revenues were $8.18 billion in 2008, as compared to $8.14 billion in 2007. Mainline RPMs decreased 1.1% as mainline capacity, as measured by ASMs, decreased 2.2%, resulting in a 0.9 point increase in load factor to 81.7%. Mainline passenger yield increased 1.7% to 13.51 cents in 2008 from 13.28 cents in 2007. Mainline PRASM increased 2.9% to 11.04 cents in 2008 from 10.73 cents in 2007. Mainline yield and PRASM increased in 2008 due principally to strong passenger demand, continued capacity and pricing discipline and fare increases in substantially all markets during 2008.

•	Express passenger revenues were $2.88 billion in 2008, an increase of $181 million from the 2007 period. Express capacity, as measured by ASMs, increased 5.6% in 2008 due principally to the year-over-year increase in capacity purchased from an affiliate Express carrier. Express RPMs increased by 5.1% on this higher capacity resulting in a 0.4 point decrease in load factor to 72.6%. Express passenger yield increased by 1.6% to 26.52 cents in 2008 from 26.12 cents in 2007. Express PRASM increased 1% to 19.26 cents in 2008 from 19.06 cents in 2007. The increase in Express yield and PRASM was the result of the same favorable industry pricing environment discussed in the mainline operations above.

•	Other revenues were $912 million in 2008, an increase of $183 million from 2007 primarily due to our new revenue initiatives, principally our first and second checked bag fees, which were implemented in the second and third quarters of 2008.

Operating Expenses:

			Percent
	2008	2007	Change
	(In millions)

Operating expenses:
Aircraft fuel and related taxes	$3,618	$2,630	37.6
Loss (gain) on fuel hedging instruments, net:
Realized	(140)	(58)	nm
Unrealized	496	(187)	nm
Salaries and related costs	2,231	2,302	(3.1)
Aircraft rent	724	727	(0.4)
Aircraft maintenance	783	635	23.2
Other rent and landing fees	562	536	4.9
Selling expenses	439	453	(3.2)
Special items, net	76	99	(23.2)
Depreciation and amortization	215	189	13.7
Goodwill impairment	622	—	nm
Other	1,243	1,247	(0.2)

Total mainline operating expenses	10,869	8,573	26.8
Express expenses:
Fuel	1,137	765	48.6
Other	1,912	1,829	4.5

Total Express operating expense	3,049	2,594	17.5

Total operating expenses	$13,918	$11,167	24.6

Total operating expenses were $13.92 billion in 2008, an increase of $2.75 billion or 24.6% compared to 2007. Mainline operating expenses were $10.87 billion in 2008, an increase of $2.3 billion or 26.8% from 2007, while ASMs decreased 2.2%.

Mainline CASM increased 29.7% to 14.66 cents in 2008 from 11.3 cents in 2007. The 2008 period included a $622 million non-cash charge to write off all of the goodwill created by the merger of US Airways Group and America West Holdings in September 2005, which contributed 0.84 cents to our mainline CASM for 2008. The remaining period-over-period increase in CASM was driven principally by increases in aircraft fuel costs ($988 million or 1.41 cents per ASM) and a net loss on fuel hedging instruments ($356 million) in 2008 compared to a net gain ($245 million) in 2007, which accounted for 0.8 cents per ASM.

The 2008 period also included $76 million of net special charges, consisting of $35 million of merger-related transition expenses, $18 million in non-cash charges related to the decline in fair value of certain spare parts associated with our Boeing 737 aircraft fleet and, as a result of our capacity reductions, $14 million in aircraft costs and $9 million in severance charges. This compares to net special charges of $99 million in the 2007 period due to merger-related transition expenses.

The table below sets forth the major components of our mainline CASM for the years ended December 31, 2008 and 2007:

	Year Ended
	December 31,		Percent
	2008	2007	Change
	(In cents)

Mainline CASM:
Aircraft fuel and related taxes	4.88	3.47	40.7
Loss (gain) on fuel hedging instruments, net	0.48	(0.32)	nm
Salaries and related costs	3.01	3.03	(0.8)
Aircraft rent	0.98	0.96	2.2
Aircraft maintenance	1.05	0.84	25.4
Other rent and landing fees	0.76	0.70	7.6
Selling expenses	0.59	0.60	(1.2)
Special items, net	0.10	0.13	(23.2)
Depreciation and amortization	0.29	0.25	16.4
Goodwill impairment	0.84	—	nm
Other	1.68	1.64	2.2

Total mainline CASM	14.66	11.30	29.7

Significant changes in the components of mainline operating expense per ASM are as follows:

•	Aircraft fuel and related taxes per ASM increased 40.7% primarily due to a 43.9% increase in the average price per gallon of fuel to a record high $3.17 in 2008 from $2.20 in 2007, offset by a 4.4% decrease in gallons consumed.

•	Loss (gain) on fuel hedging instruments, net per ASM fluctuated from a gain of 0.32 cents in 2007 to a loss of 0.48 cents in 2008. The net loss in the 2008 period is the result of net unrealized losses of $496 million on open fuel hedge transactions, offset by $140 million of net realized gains on settled fuel hedge transactions. We recognized net gains from our fuel hedging program in the first half of 2008 as the price of heating oil exceeded the upper limit on certain of our collar transactions. However, the significant decline in the price of oil in the latter part of 2008 generated unrealized losses on certain open fuel hedge transactions as the price of heating oil fell below the lower limit of those collar transactions.

•	Aircraft maintenance expense per ASM increased 25.4% due principally to increases in the number of engine and landing gear overhauls performed in 2008 as compared to 2007.

•	Other rent and landing fees per ASM increased 7.6% due primarily to increases in rental rates at certain airports in 2008 as compared to 2007.

•	Depreciation and amortization per ASM increased 16.4% due to the acquisition of 14 Embraer aircraft and five Airbus aircraft in 2008, which increased depreciation expense on owned aircraft.

Total Express expenses increased 17.5% in 2008 to $3.05 billion from $2.59 billion in 2007. Express fuel costs increased $372 million as the average fuel price per gallon increased 44.8% from $2.23 in 2007 to a record high $3.23 in 2008. Other Express operating expenses increased $83 million year over year as a result of the 5.6% increase in Express capacity in 2008.

Nonoperating Income (Expense):

			Percent
	2008	2007	Change
	(In millions)

Nonoperating income (expense):
Interest income	$83	$172	(51.6)
Interest expense, net	(258)	(277)	(6.9)
Other, net	(240)	2	nm

Total nonoperating expense, net	$(415)	$(103)	nm

Net nonoperating expense was $415 million in 2008 as compared to $103 million in 2007. Interest income decreased $89 million in 2008 due to lower average investment balances and lower rates of return. Interest expense, net decreased $19 million due primarily to reductions in average interest rates associated with variable rate debt, partially offset by an increase in the average debt balance outstanding as compared to the 2007 period.

Other nonoperating expense, net in 2008 included $214 million in other-than-temporary non-cash impairment charges for our investments in auction rate securities primarily due to the length of time and extent to which the fair value has been less than cost for these securities. We also recognized $25 million in foreign currency losses and $7 million in write offs of debt discount and debt issuance costs in connection with the refinancing of certain aircraft equipment notes and certain loan prepayments in connection with our 2008 financing transactions, offset in part by $8 million in gains on forgiveness of debt. Other nonoperating expense, net in 2007 included an $18 million write off of debt issuance costs in connection with the refinancing of the GE loan in March 2007 as well as $10 million in other-than-temporary non-cash impairment charges for our investments in auction rate securities, offset by a $17 million gain on the sale of stock in ARINC Incorporated and $7 million in foreign currency gains.

US Airways’ Results of Operations

On September 26, 2007, as part of the integration efforts following the merger, AWA surrendered its FAA operating certificate. As a result, all mainline airline operations are now being conducted under US Airways’ FAA operating certificate. In connection with the combination of all mainline airline operations under one FAA operating certificate, US Airways Group contributed 100% of its equity interest in America West Holdings, the parent company of AWA, to US Airways. As a result, America West Holdings and AWA became wholly owned subsidiaries of US Airways. In addition, AWA transferred substantially all of its assets and liabilities to US Airways. All off-balance sheet commitments of AWA were also transferred to US Airways.

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

In 2009, US Airways realized operating income of $122 million and a loss before income taxes of $178 million. US Airways experienced significant declines in revenues as a result of the global economic recession, which more than offset the benefits of reduced fuel costs during 2009. US Airways’ 2009 results were also impacted by recognition of the following items:

•	$382 million of net realized losses on settled fuel hedging instruments, offset by $375 million of net unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments. In mark-to-market accounting, the unrealized losses recognized in prior periods are reversed as hedge transactions are settled in the current period. US Airways was required to use mark-to-market accounting as its fuel hedging instruments did not meet the requirements for hedge accounting. If these instruments had qualified for hedge accounting treatment, any unrealized gains or losses would have been recorded in other comprehensive income, a component of stockholder’s equity;

•	$55 million of net special charges consisting of $22 million in aircraft costs as a result of US Airways’ previously announced capacity reductions, $16 million in non-cash impairment charges due to the decline in fair value of certain indefinite lived intangible assets associated with US Airways’ international routes, $11 million in severance and other charges and $6 million in costs incurred related to US Airways’ liquidity improvement program; and

•	$49 million in non-cash charges associated with the sale of 10 Embraer 190 aircraft and write off of related debt discount and issuance costs, $10 million in other-than-temporary non-cash impairment charges for US Airways’ investments in auction rate securities and a $2 million non-cash asset impairment charge, all included in nonoperating expense, net.

In 2008, US Airways realized an operating loss of $1.77 billion and a loss before income taxes of $2.15 billion. The 2008 loss was driven by an average mainline and Express price per gallon of fuel of $3.18 as well as a $622 million non-cash charge to write off all of the goodwill created by the merger of US Airways Group and America West Holdings in September 2005. US Airways’ 2008 results were also impacted by recognition of the following items:

•	$496 million of net unrealized losses resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments, offset by $140 million of net realized gains on settled fuel hedge transactions;

•	$76 million of net special charges consisting of $35 million of merger-related transition expenses, $18 million in non-cash charges related to the decline in fair value of certain spare parts associated with US Airways’ Boeing 737 aircraft fleet and, as a result of US Airways’ capacity reductions, $14 million in aircraft costs and $9 million in severance charges; and

•	$214 million in other-than-temporary non-cash impairment charges for US Airways’ investments in auction rate securities as well as $6 million in write offs of debt discount and debt issuance costs in connection with the refinancing of certain aircraft equipment notes and a loan prepayment, offset by $8 million in gains on forgiveness of debt, all included in nonoperating expense, net.

In 2007, US Airways realized operating income of $524 million and income before income taxes of $485 million. US Airways’ 2007 results were impacted by recognition of the following items:

•	$187 million of net unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments as well as $58 million of net realized gains on settled fuel hedge transactions;

•	$99 million of net special charges due to merger-related transition expenses;

•	a $99 million charge for an increase to long-term disability obligations for US Airways’ pilots as a result of a change in the FAA-mandated retirement age for pilots from 60 to 65;

•	$7 million in tax credits due to an IRS rule change allowing US Airways to recover certain fuel usage tax amounts for years 2003-2006 and $9 million of insurance settlement proceeds related to business interruption and property damages incurred as a result of Hurricane Katrina in 2005. These gains were offset in part by $4 million in charges related to reduced flying from Pittsburgh; and

•	a $17 million gain recognized on the sale of stock in ARINC Incorporated, offset by $10 million in other-than-temporary non-cash impairment charges for US Airways’ investments in auction rate securities, all included in nonoperating expense, net.

US Airways reported a loss in 2009, which increased its NOLs. As of December 31, 2009, US Airways has approximately $2.05 billion of gross NOLs to reduce future federal taxable income. All of US Airways’ NOLs are available to reduce federal taxable income in the calendar year 2010. The NOLs expire during the years 2022 through 2029.

US Airways’ net deferred tax assets, which include $1.98 billion of the NOLs, have been subject to a full valuation allowance. US Airways also has approximately $86 million of tax-effected state NOLs at December 31, 2009. At December 31, 2009, the federal and state valuation allowance is $575 million and $78 million, respectively, all of which will reduce future tax expense when recognized.

For the year ended December 31, 2009, US Airways recorded a tax benefit of $38 million. Of this amount, $21 million was due to a non-cash income tax benefit related to gains recorded within other comprehensive income. In addition, US Airways recorded a $14 million tax benefit related to a legislation change allowing it to carry back 100% of 2008 AMT net operating losses, resulting in the recovery of AMT amounts paid in prior years. US Airways also recognized a $3 million tax benefit related to the reversal of the deferred tax liability associated with the indefinite lived intangible assets that were impaired during 2009.

For the year ended December 31, 2008, US Airways reported a loss, which increased its NOLs, and it did not record a tax provision.

For the year ended December 31, 2007, US Airways utilized NOLs to reduce its income tax obligation. Utilization of these NOLs resulted in a corresponding decrease in the valuation allowance. As this valuation allowance was established through the recognition of tax expense, the decrease in valuation allowance offsets the tax provision dollar for dollar. US Airways recognized $7 million of non-cash state income tax expense for the year ended December 31, 2007, as US Airways utilized NOLs that were generated prior to the merger. As these were acquired NOLs, the accounting rules in place at that time required that the decrease in the valuation allowance associated with these NOLs reduce goodwill instead of the provision for income taxes.

The table below sets forth US Airways’ selected mainline and Express operating data:

				Percent		Percent
	Year Ended December 31,			Change		Change
	2009	2008	2007	2009-2008		2008-2007

Mainline
Revenue passenger miles (millions) (a)	57,889	60,570	61,262	(4.4)		(1.1)
Available seat miles (millions) (b)	70,725	74,151	75,842	(4.6)		(2.2)
Passenger load factor (percent) (c)	81.9	81.7	80.8	0.2	pts	0.9	pts
Yield (cents) (d)	11.66	13.51	13.28	(13.7)		1.7
Passenger revenue per available seat mile (cents) (e)	9.55	11.04	10.73	(13.5)		2.9
Aircraft at end of period	349	354	356	(1.4)		(0.6)
Fuel consumption (gallons in millions)	1,069	1,142	1,195	(6.4)		(4.4)
Average aircraft fuel price including related taxes (dollars per gallon)	1.74	3.17	2.20	(45.0)		43.9

Express (f)
Revenue passenger miles (millions) (a)	10,570	10,855	10,332	(2.6)		5.1
Available seat miles (millions) (b)	14,367	14,953	14,159	(3.9)		5.6
Passenger load factor (percent) (c)	73.6	72.6	73.0	1.0	pts	(0.4	) pts
Yield (cents) (d)	23.68	26.52	26.12	(10.7)		1.6
Passenger revenue per available seat mile (cents) (e)	17.42	19.26	19.06	(9.5)		1.0
Aircraft at end of period	283	296	286	(4.4)		3.5
Fuel consumption (gallons in millions)	338	352	343	(3.8)		2.7
Average aircraft fuel price including related taxes (dollars per gallon)	1.80	3.23	2.23	(44.3)		44.8

Total Mainline and Express
Revenue passenger miles (millions) (a)	68,459	71,425	71,594	(4.2)		(0.2)
Available seat miles (millions) (b)	85,092	89,104	90,001	(4.5)		(1.0)
Passenger load factor (percent) (c)	80.5	80.2	79.5	0.3	pts	0.7	pts
Yield (cents) (d)	13.52	15.49	15.13	(12.7)		2.4
Passenger revenue per available seat mile (cents) (e)	10.88	12.42	12.04	(12.4)		3.1
Total revenue per available seat mile (cents) (g)	12.47	13.74	13.13	(9.3)		4.7
Aircraft at end of period	632	650	642	(2.8)		1.2
Fuel consumption (gallons in millions)	1,407	1,494	1,537	(5.8)		(2.8)
Average aircraft fuel price including related taxes (dollars per gallon)	1.76	3.18	2.21	(44.8)		44.1

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. One RPM represents one passenger flown one mile.

(b)	Available seat mile (“ASM”) — A basic measure of production. One ASM represents one seat flown one mile.

(c)	Passenger load factor — The percentage of available seats that are filled with revenue passengers.

(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by RPMs and expressed in cents per mile.

(e)	Passenger revenue per available seat mile (“PRASM”) — Passenger revenues divided by ASMs.

(f)	Express statistics include Piedmont and PSA, as well as operating and financial results from capacity purchase agreements with Air Wisconsin Airlines Corporation, Republic Airways, Mesa Airlines, Inc. and Chautauqua Airlines, Inc.

(g)	Total revenue per available seat mile (“RASM”) — Total revenues divided by total mainline and Express ASMs.

2009 Compared With 2008

Operating Revenues:

			Percent
	2009	2008	Change
	(In millions)

Operating revenues:
Mainline passenger	$6,752	$8,183	(17.5)
Express passenger	2,503	2,879	(13.1)
Cargo	100	144	(30.3)
Other	1,254	1,038	20.8

Total operating revenues	$10,609	$12,244	(13.4)

Total operating revenues in 2009 were $10.61 billion as compared to $12.24 billion in 2008, a decline of $1.64 billion or 13.4%. Significant changes in the components of operating revenues are as follows:

•	Mainline passenger revenues were $6.75 billion in 2009 as compared to $8.18 billion in 2008. Mainline RPMs decreased 4.4% as mainline capacity, as measured by ASMs, decreased 4.6%, resulting in a 0.2 point increase in load factor to 81.9%. Mainline passenger yield decreased 13.7% to 11.66 cents in 2009 from 13.51 cents in 2008. Mainline PRASM decreased 13.5% to 9.55 cents in 2009 from 11.04 cents in 2008. Mainline yield and PRASM decreased in 2009 due to the decline in passenger demand and weak pricing environment driven by the global economic recession.

•	Express passenger revenues were $2.5 billion in 2009, a decrease of $376 million from 2008. Express RPMs decreased by 2.6% as Express capacity, as measured by ASMs, decreased 3.9%, resulting in a one point increase in load factor to 73.6%. Express passenger yield decreased by 10.7% to 23.68 cents in 2009 from 26.52 cents in 2008. Express PRASM decreased 9.5% to 17.42 cents in 2009 from 19.26 cents in 2008. The decreases in Express yield and PRASM were the result of the same passenger demand declines and weak pricing environment discussed in mainline passenger revenues above.

•	Cargo revenues were $100 million in 2009, a decrease of $44 million, or 30.3%, from 2008. The decrease in cargo revenues was driven by declines in yield and freight volumes as a result of the contraction of business spending in the current economic environment as well as a decrease in fuel surcharges in 2009 as compared to 2008.

•	Other revenues were $1.25 billion in 2009, an increase of $216 million, or 20.8%, from 2008 primarily due to an increase of $250 million generated by US Airways’ first and second checked bag fees, which were implemented in the second and third quarters of 2008. This increase was offset in part by a decline in the volume of passenger ticketing change fees.

Operating Expenses:

			Percent
	2009	2008	Change
	(In millions)

Operating expenses:
Aircraft fuel and related taxes	$1,863	$3,618	(48.5)
Loss (gain) on fuel hedging instruments, net:
Realized	382	(140)	nm
Unrealized	(375)	496	nm
Salaries and related costs	2,165	2,231	(3.0)
Aircraft rent	695	724	(4.0)
Aircraft maintenance	700	783	(10.6)
Other rent and landing fees	560	562	(0.5)
Selling expenses	382	439	(13.0)
Special items, net	55	76	(27.3)
Depreciation and amortization	251	224	12.0
Goodwill impairment	—	622	nm
Other	1,181	1,243	(5.1)

Total mainline operating expenses	7,859	10,878	(27.8)
Express expenses:
Fuel	609	1,137	(46.4)
Other	2,019	2,002	0.9

Total Express expenses	2,628	3,139	(16.3)

Total operating expenses	$10,487	$14,017	(25.2)

Total operating expenses were $10.49 billion in 2009, a decrease of $3.53 billion or 25.2% compared to 2008. Mainline operating expenses were $7.86 billion in 2009, a decrease of $3.02 billion or 27.8% from 2008. The period-over-period decrease in mainline operating expenses was driven principally by decreases in fuel costs ($1.76 billion) as well as a decrease in the net losses on fuel hedging instruments ($349 million) in 2009 as compared to 2008. In addition, the 2008 period included a $622 million non-cash charge to write off all of the goodwill created by the merger of US Airways Group and America West Holdings in September 2005.

The 2009 period included $55 million of net special charges consisting of $22 million in aircraft costs as a result of US Airways’ previously announced capacity reductions, $16 million in non-cash impairment charges due to the decline in fair value of certain indefinite lived intangible assets associated with US Airways’ international routes, $11 million in severance and other charges and $6 million in costs incurred related to US Airways’ liquidity improvement program. This compares to net special charges of $76 million in 2008, consisting of $35 million of merger-related transition expenses, $18 million in non-cash charges related to the decline in the fair value of certain spare parts associated with US Airways’ Boeing 737 aircraft fleet and, as a result of US Airways’ capacity reductions, $14 million in aircraft costs and $9 million in severance charges.

Significant changes in the components of mainline operating expense are as follows:

•	Aircraft fuel and related taxes decreased 48.5% primarily due to a 45% decrease in the average price per gallon of fuel to $1.74 in 2009 from $3.17 in the 2008 period. A 6.4% decrease in gallons of fuel consumed in 2009 on 4.6% lower capacity also contributed to the decrease.

•	Loss on fuel hedging instruments, net was a loss of $7 million in 2009 as compared to a loss of $356 million in 2008. Since the third quarter of 2008, US Airways has not entered into any new fuel hedging transactions and, as of December 31, 2009, US Airways had no remaining outstanding fuel hedging contracts. The net loss in the 2009 period included realized losses of $382 million on settled fuel hedging instruments, offset by $375 million of net unrealized gains. The unrealized gains are the result of the application of mark-to-market accounting in which unrealized losses recognized in prior periods are reversed as hedge transactions are settled in the current period. US Airways recognized net losses from its fuel hedging program in 2008 due to the significant decline in the price of oil in the latter part of 2008, which generated unrealized losses on certain open fuel hedge transactions as the price of heating oil fell below the lower limit of its collar transactions.

•	Aircraft maintenance expense decreased 10.6% due principally to decreases in the number of engine overhauls performed in 2009 as compared to 2008 as a result of the timing of maintenance cycles.

•	Selling expenses decreased 13% due to lower credit card fees, booking fees and commissions paid as a result of a decline in the number and value of tickets sold resulting from the weakened demand and pricing environment caused by the economic recession.

•	Depreciation and amortization expense increased 12% due to a net increase in owned aircraft, primarily driven by the acquisition of 19 Airbus A320 family aircraft and two Airbus A330 aircraft in 2009, which increased depreciation expense on owned aircraft.

Total Express expenses decreased $511 million or 16.3% in 2009 to $2.63 billion from $3.14 billion in 2008. The year-over-year decrease was primarily driven by decreases in fuel costs. Express fuel costs decreased $528 million as the average fuel price per gallon decreased 44.3% from $3.23 in 2008 to $1.80 in 2009. In addition, gallons of fuel consumed in 2009 decreased 3.8% on 3.9% lower capacity. Other Express expenses increased $17 million or 0.9% despite a 3.9% decrease in Express ASMs due to certain fixed costs associated with our capacity purchase agreements as well as certain contractual rate increases with these carriers.

Nonoperating Income (Expense):

			Percent
	2009	2008	Change
	(In millions)

Nonoperating income (expense):
Interest income	$24	$83	(71.5)
Interest expense, net	(241)	(218)	10.7
Other, net	(83)	(240)	(65.8)

Total nonoperating expense, net	$(300)	$(375)	(20.1)

Net nonoperating expense was $300 million in 2009 as compared to $375 million in 2008. Interest income decreased $59 million in 2009 due to lower average investment balances and lower rates of return. Interest expense, net increased $23 million due to an increase in the average debt balance outstanding primarily as a result of financing transactions completed in the fourth quarter of 2008 and in 2009, partially offset by reductions in average interest rates associated with variable rate debt as compared to 2008.

Other nonoperating expense, net in 2009 included $49 million in non-cash charges associated with the sale of 10 Embraer 190 aircraft and write off of related debt discount and issuance costs, a $14 million loss on the sale of certain aircraft equipment, $10 million in other-than-temporary non-cash impairment charges for US Airways’ investments in auction rate securities, $3 million in foreign currency losses and a $2 million non-cash asset impairment charge. Other nonoperating expense, net in 2008 included $214 million in other-than-temporary non-cash impairment charges for US Airways’ investments in auction rate securities, $25 million in foreign currency losses and $6 million in write offs of debt discount and debt issuance costs in connection with the refinancing of certain aircraft equipment notes and a loan prepayment, offset in part by $8 million in gains on forgiveness of debt. The impairment charges on auction rate securities are discussed in more detail under “Liquidity and Capital Resources.”

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

Total operating revenues in 2008 were $12.24 billion as compared to $11.81 billion in 2007. Significant changes in the components of operating revenues are as follows:

•	Mainline passenger revenues were $8.18 billion in 2008, as compared to $8.14 billion in 2007. Mainline RPMs decreased 1.1% as mainline capacity, as measured by ASMs, decreased 2.2%, resulting in a 0.9 point increase in load factor to 81.7%. Mainline passenger yield increased 1.7% to 13.51 cents in 2008 from 13.28 cents in 2007. Mainline PRASM increased 2.9% to 11.04 cents in 2008 from 10.73 cents in 2007. Mainline yield and PRASM increased in 2008 due principally to strong passenger demand, continued capacity and pricing discipline and fare increases in substantially all markets during 2008.

•	Express passenger revenues were $2.88 billion in 2008, an increase of $181 million from the 2007 period. Express capacity, as measured by ASMs, increased 5.6% in 2008 due principally to the year-over-year increase in capacity purchased from an affiliate Express carrier. Express RPMs increased by 5.1% on this higher capacity resulting in a 0.4 point decrease in load factor to 72.6%. Express passenger yield increased by 1.6% to 26.52 cents in 2008 from 26.12 cents in 2007. Express PRASM increased 1% to 19.26 cents in 2008 from 19.06 cents in 2007. The increase in Express yield and PRASM was the result of the same favorable industry pricing environment discussed in the mainline operations above.

•	Other revenues were $1.04 billion in 2008, an increase of $196 million from 2007 primarily due to US Airways’ new revenue initiatives, principally its first and second checked bag fees, which were implemented in the second and third quarters of 2008.

Operating Expenses:

			Percent
	2008	2007	Change
	(In millions)

Operating expenses:
Aircraft fuel and related taxes	$3,618	$2,630	37.6
Loss (gain) on fuel hedging instruments, net:
Realized	(140)	(58)	nm
Unrealized	496	(187)	nm
Salaries and related costs	2,231	2,302	(3.1)
Aircraft rent	724	727	(0.4)
Aircraft maintenance	783	635	23.2
Other rent and landing fees	562	536	4.9
Selling expenses	439	453	(3.2)
Special items, net	76	99	(23.2)
Depreciation and amortization	224	198	13.1
Goodwill impairment	622	—	nm
Other	1,243	1,227	1.5

Total mainline operating expenses	10,878	8,562	27.1
Express expenses:
Fuel	1,137	765	48.6
Other	2,002	1,962	2.0

Total Express operating expense	3,139	2,727	15.1

Total operating expenses	$14,017	$11,289	24.2

Total operating expenses were $14.02 billion in 2008, an increase of $2.73 billion or 24.2% compared to 2007. Mainline operating expenses were $10.88 billion in 2008, an increase of $2.32 billion or 27.1% from 2007. The 2008 period included a $622 million non-cash charge to write off all of the goodwill created by the merger of US Airways Group and America West Holdings in September 2005. The remaining period-over-period increase in mainline operating expenses was driven principally by increases in aircraft fuel costs ($988 million) and a net loss on fuel hedging instruments ($356 million) in 2008 compared to a net gain ($245 million) in 2007.

The 2008 period also included $76 million of net special charges, consisting of $35 million of merger-related transition expenses, $18 million in non-cash charges related to the decline in fair value of certain spare parts associated with US Airways’ Boeing 737 aircraft fleet and, as a result of US Airways’ capacity reductions, $14 million in aircraft costs and $9 million in severance charges. This compares to net special charges of $99 million in the 2007 period due to merger-related transition expenses.

Significant changes in the components of mainline operating expenses are as follows:

•	Aircraft fuel and related taxes increased 37.6% primarily due to a 43.9% increase in the average price per gallon of fuel to a record high $3.17 in 2008 from $2.20 in 2007, offset by a 4.4% decrease in gallons consumed.

•	Loss (gain) on fuel hedging instruments, net fluctuated from a net gain of $245 million in 2007 to a net loss of $356 million in 2008. The net loss in the 2008 period is the result of net unrealized losses of $496 million on open fuel hedge transactions, offset by $140 million of net realized gains on settled fuel hedge transactions. US Airways recognized net gains from its fuel hedging program in the first half of 2008 as the price of heating oil exceeded the upper limit on certain of its collar transactions. However, the significant decline in the price of oil in the latter part of 2008 generated unrealized losses on certain open fuel hedge transactions as the price of heating oil fell below the lower limit of those collar transactions.

•	Aircraft maintenance expense increased 23.2% due principally to increases in the number of engine and landing gear overhauls performed in 2008 as compared to 2007.

•	Other rent and landing fees increased 4.9% due primarily to increases in rental rates at certain airports in 2008 as compared to 2007.

•	Depreciation and amortization increased 13.1% due to the acquisition of 14 Embraer aircraft and five Airbus aircraft in 2008, which increased depreciation expense on owned aircraft.

Total Express expenses increased 15.1% in 2008 to $3.14 billion from $2.73 billion in 2007. Express fuel costs increased $372 million as the average fuel price per gallon increased 44.8% from $2.23 in 2007 to a record high $3.23 in 2008. Other Express operating expenses increased $40 million year over year as a result of the 5.6% increase in Express capacity in 2008, partially offset by a decrease in amounts paid under capacity purchases with US Airways Group’s wholly owned Express carriers.

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

Other nonoperating expense, net in 2008 included $214 million in other-than-temporary non-cash impairment charges for US Airways’ investments in auction rate securities primarily due to the length of time and extent to which the fair value has been less than cost for these securities. US Airways also recognized $25 million in foreign currency losses and $6 million in write offs of debt discount and debt issuance costs in connection with the refinancing of certain aircraft equipment notes and a loan prepayment in connection with US Airways’ 2008 financing transactions, offset in part by $8 million in gains on forgiveness of debt. Other nonoperating expense, net in 2007 included a $17 million gain on the sale of stock in ARINC Incorporated as well as $7 million in foreign currency gains, offset by $10 million in other-than-temporary non-cash impairment charges for US Airways’ investments in auction rate securities.

Liquidity and Capital Resources

As of December 31, 2009, our cash, cash equivalents, investments in marketable securities and restricted cash were $1.98 billion, of which $480 million was restricted. Our investments in marketable securities included $203 million of auction rate securities at fair value ($347 million par value) that are classified as noncurrent assets on our consolidated balance sheets.

Investments in Marketable Securities

As of December 31, 2009, we held auction rate securities totaling $347 million at par value, which are classified as available-for-sale securities and noncurrent assets on our consolidated balance sheets. Contractual maturities for these auction rate securities range from seven to 43 years, with 73% of our portfolio maturing within the next 10 years (2016 – 2017), 19% maturing within the next 30 years (2033 – 2036) and 8% maturing thereafter (2049 – 2052). With the liquidity issues experienced in the global credit and capital markets, all of our auction rate securities have experienced failed auctions since August 2007. The estimated fair value of these auction rate securities no longer approximates par value. At December 31 2009, the fair value of our auction rate securities was $203 million.

During 2009, we sold certain investments in auction rate securities for net proceeds of $32 million. Additionally, we recorded net unrealized gains of $58 million in other comprehensive income related to the increase in fair value of certain investments in auction rate securities, as well as $10 million in other-than-temporary impairment charges recorded in other nonoperating expense, net related to the decline in fair value of certain investments in auction rate securities.

We continue to monitor the market for auction rate securities and consider its impact (if any) on the fair value of our investments. If the current market conditions deteriorate, we may be required to record additional impairment charges in other nonoperating expense, net in future periods.

We believe that, based on our current unrestricted cash and cash equivalents balance at December 31, 2009, the current lack of liquidity in our investments in auction rate securities will not have a material impact on our liquidity, our cash flow or our ability to fund our operations.

Sources and Uses of Cash

US Airways Group

2009 Compared to 2008

Net cash provided by operating activities was $59 million in 2009 as compared to net cash used in operating activities of $980 million in 2008, a period-over-period improvement of $1.04 billion. Operating cash flows significantly improved in 2009 due to the substantial reduction in the cost of fuel offset by declines in revenues as a result of the global economic recession. Our mainline and Express fuel expense was $2.28 billion, or 48%, lower in 2009 as compared to 2008 on 4.5% lower capacity. The weak demand environment caused by the global economic recession resulted in a $1.66 billion, or 13.7%, decline in total operating revenues. In addition, operating cash flows in 2009 improved by $321 million principally as a result of the wind down of our fuel hedging program. In the latter part of 2008, we recognized unrealized losses on certain open fuel hedge transactions as the price of heating oil fell below the lower limit of our collar transactions and caused us to use cash from operations to collateralize our counterparties. Since the third quarter of 2008, we have not entered into any new fuel hedging transactions and, as of December 31, 2009, we had no remaining outstanding fuel hedging contracts. Accordingly, our 2009 operating cash flows were not significantly impacted by fuel hedging transactions as any hedges settling in 2009 had been fully collateralized through the cash deposits posted during 2008.

Net cash used in investing activities was $495 million and $915 million in 2009 and 2008, respectively. Principal investing activities in 2009 included expenditures for property and equipment totaling $683 million primarily related to the purchase of Airbus aircraft. These expenditures were offset by $76 million in proceeds from the disposition of property and equipment, a $60 million decrease in restricted cash and $52 million of net proceeds from sales of investments in marketable securities. Proceeds from the disposition of property and equipment are comprised of proceeds from the swap of one of our owned aircraft in exchange for the leased aircraft involved in the Flight 1549 accident and sale-leaseback transactions involving four aircraft and five engines. Restricted cash decreased during 2009 due to changes in the amount of holdback held by certain credit card processors for advance ticket sales for which we had not yet provided air transportation. Principal investing activities in 2008 included expenditures for property and equipment totaling $1.07 billion, including the purchase of 14 Embraer aircraft, five Airbus aircraft and a $139 million net increase in equipment purchase deposits for aircraft on order, as well as a $74 million increase in restricted cash, all of which were offset in part by net sales of investments in marketable securities of $206 million. The change in the 2008 restricted cash balance was due to changes in the amount of holdback held by certain credit card processors.

Net cash provided by financing activities was $701 million and $981 million for 2009 and 2008, respectively. Principal financing activities in 2009 included proceeds from the issuance of debt of $919 million, which primarily included the financing associated with the purchase of Airbus aircraft, as well as the issuance of $172 million of convertible notes, additional loans under a spare parts loan agreement, a loan secured by certain airport landing slots and an unsecured financing with one of our third-party Express carriers. Debt repayments totaled $407 million in 2009. Financing activities in 2009 also included net proceeds from the issuance of common stock of $66 million from a May 2009 public stock offering of 17.5 million shares and $137 million from a September 2009 public stock offering of 29 million shares. Principal financing activities in 2008 included proceeds from the issuance of debt of $1.59 billion, of which $800 million was from the series of financing transactions completed in October 2008, including the Barclays pre-purchased miles, Airbus advance and spare parts and engine loans. Proceeds also included the financing associated with the purchase of 14 Embraer aircraft and five Airbus aircraft and $145 million in proceeds from the refinancing of certain aircraft equipment notes. Debt repayments were $734 million, including a $400 million paydown at par of our Citicorp credit facility, a $100 million prepayment of certain indebtedness incurred as part of our October 2008 financing transactions and $97 million related to the $145 million aircraft equipment note refinancing discussed above. Financing activities in 2008 also included $179 million in net proceeds from the issuance of common stock as a result of a public stock offering of 21.85 million common shares during the third quarter of 2008.

2008 Compared to 2007

Net cash used in operating activities was $980 million in 2008 as compared to net cash provided by operating activities of $451 million in 2007. The period-over-period decrease of $1.43 billion is due principally to our net loss for 2008, which was driven by record high fuel prices. Our mainline and Express fuel expense was $1.36 billion higher in 2008 than in 2007 on slightly lower capacity. Additionally, the 2008 period included operating cash outflows of $321 million related to fuel hedging transactions versus operating cash inflows of $106 million related to fuel hedging transactions in the 2007 period. The substantial decrease in the fuel prices in the latter part of 2008, while a significant positive development, had the near-term liquidity impact of reducing our operating cash flow as we were required to use cash from operations to collateralize our counterparties in connection with our fuel hedging positions. The increase in fuel costs and fuel hedge collateral was partially offset by an increase in revenue of $418 million due to a 3.1% increase in mainline and Express PRASM and our new revenue initiatives that went into effect in 2008.

Net cash used in investing activities was $915 million in 2008 as compared to net cash provided by investing activities of $269 million in 2007. Principal investing activities in 2008 included expenditures for property and equipment totaling $1.07 billion, including the purchase of 14 Embraer aircraft, five Airbus aircraft and a $139 million net increase in equipment purchase deposits for aircraft on order, as well as a $74 million increase in restricted cash, offset in part by net sales of investments in marketable securities of $206 million. The change in the 2008 restricted cash balance was due to changes in the amount of holdback held by certain credit card processors for advance ticket sales for which we had not yet provided air transportation. Principal investing activities in 2007 included net sales of investments in marketable securities of $612 million, a decrease in restricted cash of $200 million and $56 million in proceeds from the sale of investments in ARINC and Sabre, offset in part by expenditures for property and equipment totaling $603 million, including the purchase of nine Embraer aircraft and a net increase in equipment purchase deposits of $80 million. The net sales of investments in marketable securities in 2007 were primarily certain auction rate securities sold at par value in the third quarter of 2007. The change in the 2007 restricted cash balance was due to changes in the amount of holdback held by certain credit card processors.

Net cash provided by financing activities was $981 million and $112 million in 2008 and 2007, respectively. Principal financing activities in 2008 included proceeds from the issuance of debt of $1.59 billion, of which $800 million was from the series of financing transactions completed in October 2008, including the Barclays pre-purchased miles, Airbus advance and spare parts and engine loans. Proceeds also included the financing associated with the purchase of 14 Embraer aircraft and five Airbus aircraft and $145 million in proceeds from the refinancing of certain aircraft equipment notes. Debt repayments were $734 million, including a $400 million paydown at par of our Citicorp credit facility, a $100 million prepayment of certain indebtedness incurred as part of our October 2008 financing transactions and $97 million related to the $145 million aircraft equipment note refinancing discussed above. Financing activities in 2008 also included $179 million in net proceeds from the issuance of common stock as a result of a public stock offering of 21.85 million common shares during the third quarter of 2008. Principal financing activities in 2007 included proceeds from the issuance of debt of $1.8 billion, including $1.6 billion generated from the Citicorp credit facility and proceeds from property and equipment financings. Debt repayments were $1.68 billion and, using the proceeds from the Citicorp credit facility, included the repayment in full of the balances outstanding on the $1.25 billion GE loan, the Barclays Bank Delaware prepaid miles loan of $325 million and a GECC credit facility of $19 million.

US Airways

2009 Compared to 2008

Net cash provided by operating activities was $326 million in 2009 as compared to net cash used in operating activities of $1.03 billion in 2008, a period-over-period improvement of $1.35 billion. Operating cash flows significantly improved in 2009 due to the substantial reduction in the cost of fuel offset by declines in revenues as a result of the global economic recession.. US Airways’ mainline and Express fuel expense was $2.28 billion, or 48%, lower in 2009 as compared to 2008 on 4.5% lower capacity. The weak demand environment caused by the global economic recession resulted in a $1.64 billion, or 13.4%, decline in total operating revenues. In addition, operating cash flows in 2009 improved by $321 million principally as a result of the wind down of US Airways’ fuel hedging program. In the latter part of 2008, US Airways recognized unrealized losses on certain open fuel hedge transactions as the price of heating oil fell below the lower limit of US Airways’ collar transactions and caused it to use cash from operations to collateralize our counterparties. Since the third quarter of 2008, US Airways has not entered into any new fuel hedging transactions and, as of December 31, 2009, US Airways had no remaining outstanding fuel hedging contracts. Accordingly, US Airways’ 2009 operating cash flows were not significantly impacted by fuel hedging transactions as any hedges settling in 2009 had been fully collateralized through the cash deposits posted during 2008.

Net cash used in investing activities was $489 million and $889 million in 2009 and 2008, respectively. Principal investing activities in 2009 included expenditures for property and equipment totaling $677 million, primarily related to the purchase of Airbus aircraft. These expenditures were offset by $76 million in proceeds from the disposition of property and equipment, a $60 million decrease in restricted cash and $52 million of net proceeds from sales of investments in marketable securities. Proceeds from the disposition of property and equipment are comprised of proceeds from the swap of one of US Airways’ owned aircraft in exchange for the leased aircraft involved in the Flight 1549 accident and sale-leaseback transactions involving four aircraft and five engines. Restricted cash decreased during 2009 due to changes in the amount of holdback held by certain credit card processors for advance ticket sales for which US Airways had not yet provided air transportation. Principal investing activities in 2008 included expenditures for property and equipment totaling $1.04 billion, including the purchase of 14 Embraer aircraft, five Airbus aircraft and a $139 million net increase in equipment purchase deposits for aircraft on order, as well as a $74 million increase in restricted cash, all of which were offset in part by net sales of investments in marketable securities of $206 million. The change in the 2008 restricted cash balance was due to changes in the amount of holdback held by certain credit card processors.

Net cash provided by financing activities was $346 million and $1 billion for 2009 and 2008, respectively. Principal financing activities in 2009 included proceeds from the issuance of debt of $747 million, which primarily included the financing associated with the purchase of Airbus aircraft as well as additional loans under a spare parts loan agreement, a loan secured by certain airport landing slots and an unsecured financing with one of US Airways’ third-party Express carriers. Debt repayments totaled $391 million in 2009. Principal financing activities in 2008 included proceeds from the issuance of debt of $1.39 billion, of which $600 million was from the series of financing transactions completed in October 2008, including the Airbus advance and spare parts and engine loans. Proceeds also included the financing associated with the purchase of 14 Embraer aircraft and five Airbus aircraft and $145 million in proceeds from the refinancing of certain aircraft equipment notes. Debt repayments were $318 million, including a $100 million prepayment of certain indebtedness incurred as part of US Airways’ October 2008 financing transactions and $97 million related to the $145 million aircraft equipment note refinancing discussed above.

2008 Compared to 2007

Net cash used in operating activities was $1.03 billion in 2008 as compared to net cash provided by operating activities of $433 million in 2007. The period-over-period decrease of $1.46 billion is due principally to US Airways’ net loss for 2008, which was driven by record high fuel prices. US Airways’ mainline and Express fuel expense was $1.36 billion higher in 2008 than in 2007 on slightly lower capacity. Additionally, the 2008 period included operating cash outflows of $321 million related to fuel hedging transactions versus operating cash flows inflows of $106 million related to fuel hedging transactions in the 2007 period. The substantial decrease in the fuel prices in the latter part of 2008, while a significant positive development, had the near-term liquidity impact of reducing US Airways’ operating cash flow as US Airways was required to use cash from operations to collateralize its counterparties in connection with US Airways’ fuel hedging positions. The increase in fuel costs and fuel hedge collateral was partially offset by an increase in revenue of $431 million due to a 3.1% increase in mainline and Express PRASM and US Airways’ new revenue initiatives that went into effect in 2008.

Net cash used in investing activities was $889 million in 2008 as compared to net cash provided by investing activities of $306 million in 2007. Principal investing activities in 2008 included expenditures for property and equipment totaling $1.04 billion, including the purchase of 14 Embraer aircraft, five Airbus aircraft and a $139 million net increase in equipment purchase deposits for aircraft on order, as well as a $74 million increase in restricted cash, offset in part by net sales of investments in marketable securities of $206 million. The change in the 2008 restricted cash balance was due to changes in the amount of holdback held by certain credit card processors for advance ticket sales for which US Airways had not yet provided air transportation. Principal investing activities in 2007 included net sales of investments in marketable securities of $612 million, a decrease in restricted cash of $200 million and $56 million in proceeds from the sale of investments in ARINC and Sabre, offset in part by expenditures for property and equipment totaling $566 million, including the purchase of nine Embraer aircraft and a net increase in equipment purchase deposits of $80 million. The net sales of investments in marketable securities in 2007 were primarily certain auction rate securities sold at par value in the third quarter of 2007. The change in the 2007 restricted cash balance was due to changes in the amount of holdback held by certain credit card processors.

Net cash provided by financing activities was $1 billion and $90 million in 2008 and 2007, respectively. Principal financing activities in 2008 included proceeds from the issuance of debt of $1.39 billion, of which $600 million was from the series of financing transactions completed in October 2008, including the Airbus advance and spare parts and engine loans. Proceeds also included the financing associated with the purchase of 14 Embraer aircraft and five Airbus aircraft and $145 million in proceeds from the refinancing of certain aircraft equipment notes. Debt repayments were $318 million, including a $100 million prepayment of certain indebtedness incurred as part of US Airways’ October 2008 financing transactions and $97 million related to the $145 million aircraft equipment note refinancing discussed above. Principal financing activities in 2007 included proceeds from the issuance of debt of $198 million to finance the acquisition of property and equipment and total debt repayments of $105 million.

Commitments

As of December 31, 2009, we had $4.79 billion of long-term debt and capital leases (including current maturities and before discount on debt).

Citicorp Credit Facility

On March 23, 2007, US Airways Group entered into a term loan credit facility with Citicorp North America, Inc., as administrative agent, and a syndicate of lenders pursuant to which US Airways Group borrowed an aggregate principal amount of $1.6 billion. US Airways, AWA and certain other subsidiaries of US Airways Group are guarantors of the Citicorp credit facility.

The Citicorp credit facility bears interest at an index rate plus an applicable index margin or, at our option, LIBOR plus an applicable LIBOR margin for interest periods of one, two, three or six months. The applicable index margin, subject to adjustment, is 1.00%, 1.25% or 1.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or greater than $1 billion, respectively. The applicable LIBOR margin, subject to adjustment, is 2.00%, 2.25% or 2.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or greater than $1 billion, respectively. In addition, interest on the Citicorp credit facility may be adjusted based on the credit rating for the Citicorp credit facility as follows: (i) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least one subgrade better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be the lower of 2.25% and the rate otherwise applicable based upon the adjusted Citicorp credit facility balance and (B) the applicable index margin will be the lower of 1.25% and the rate otherwise applicable based upon the Citicorp credit facility principal balance, and (ii) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least two subgrades better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be 2.00% and (B) the applicable index margin will be 1.00%. As of December 31, 2009, the interest rate on the Citicorp credit facility was 2.78% based on a 2.50% LIBOR margin.

The Citicorp credit facility matures on March 23, 2014, and is repayable in seven annual installments with each of the first six installments to be paid on each anniversary of the closing date in an amount equal to 1% of the initial aggregate principal amount of the loan and the final installment to be paid on the maturity date in the amount of the full remaining balance of the loan.

In addition, the Citicorp credit facility requires certain mandatory prepayments upon the occurrence of specified events, establishes certain financial covenants, including minimum cash requirements and maintenance of certain minimum ratios, contains customary affirmative covenants and negative covenants and contains customary events of default. The Citicorp credit facility requires us to maintain consolidated unrestricted cash and cash equivalents of not less than $850 million, with not less than $750 million (subject to partial reductions upon certain reductions in the outstanding principal amount of the loan) of that amount held in accounts subject to control agreements, which would become restricted for use by us if certain adverse events occur per the terms of the agreement. In addition, the Citicorp credit facility amendment provides that we may issue debt in the future with a second lien on the assets pledged as collateral under the Citicorp credit facility. The principal amount outstanding under the Citicorp credit facility was $1.17 billion as of December 31, 2009. As of December 31, 2009, we were in compliance with all debt covenants under the amended credit facility.

7.25% Convertible Senior Notes

In May 2009, US Airways Group issued $172 million aggregate principal amount of 7.25% Convertible Senior Notes due 2014 (the “7.25% notes”) for proceeds, net of expenses, of approximately $168 million. The 7.25% notes bear interest at a rate of 7.25% per annum, which shall be payable semi-annually in arrears on each May 15 and November 15. The 7.25% notes mature on May 15, 2014.

Holders may convert their 7.25% notes at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date for the 7.25% notes. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination thereof at our election. The initial conversion rate for the 7.25% notes is 218.8184 shares of our common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of $4.57 per share). Such conversion rate is subject to adjustment in certain events.

If we undergo a fundamental change, holders may require us to purchase all or a portion of their 7.25% notes for cash at a price equal to 100% of the principal amount of the 7.25% notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. A fundamental change includes a person or group (other than us or our subsidiaries) becoming the beneficial owner of more than 50% of the voting power of our capital stock, certain merger or combination transactions, a substantial turnover of our directors, stockholder approval of our liquidation or dissolution and US Airways Group common stock ceasing to be listed on at least one national securities exchange.

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

As the 7.25% notes can be settled in cash upon conversion, for accounting purposes, the 7.25% notes were bifurcated into a debt component that is initially recorded at fair value and an equity component. In addition to the 7.25% coupon interest, we expect to record non-cash interest expense of $12 million in 2010, $16 million in 2011, $22 million in 2012, $29 million in 2013 and $13 million in 2014 representing the amortization of the discounted carrying value of the 7.25% notes to face value over the five-year term.

Other 2009 Financing Transactions

US Airways borrowed $825 million in 2009 to finance Airbus aircraft deliveries through a combination of facility agreements and manufacturer backstop financing. These financings bear interest at a rate of LIBOR plus an applicable margin and contain default provisions and other covenants that are typical in the industry.

US Airways borrowed an additional $120 million in 2009 under its spare parts loan agreement. The spare parts loan agreement bears interest at a rate of LIBOR plus a margin per annum and is secured by a first priority security interest in substantially all of US Airways’ rotable, repairable and expendable aircraft spare parts. The spare parts loan agreement matures on October 20, 2014.

In 2009, US Airways sold 10 of its Embraer 190 aircraft to Republic. In connection with this transaction, Republic assumed $216 million of debt outstanding on the 10 Embraer 190 aircraft and US Airways was released from its obligations associated with the principal due under the debt. Additionally, at the time of sale, US Airways had $35 million outstanding under a loan from Republic (the “Republic loan”). The Republic loan was scheduled to be repaid starting in January 2010 and fully repaid in October 2011. The full amount outstanding under the Republic loan was applied to the purchase price of the 10 aircraft.

US Airways Group is party to a co-branded credit card agreement with Barclays Bank Delaware. The co-branded credit card agreement provides for, among other things, the pre-purchase of frequent flyer miles in an amount totaling $200 million. Barclays has agreed that it will pre-purchase additional miles on a monthly basis in an amount equal to the difference between $200 million and the amount of unused miles then outstanding. In November 2009, US Airways Group entered into an amendment to its co-branded credit card agreement with Barclays. Commencing in January 2012, the $200 million will be reduced over a period of up to approximately two years. Among the conditions to this monthly purchase of miles is a requirement that US Airways Group maintain an unrestricted cash balance, as defined in the agreement, of at least $1.35 billion for the months of March through November and $1.25 billion for the months of January, February and December.

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

Aircraft and Engine Purchase Commitments

US Airways has definitive purchase agreements with Airbus for the acquisition of 134 aircraft, including 97 single-aisle A320 family aircraft and 37 widebody aircraft (comprised of 22 A350 XWB aircraft and 15 A330-200 aircraft), of which 30 aircraft have been delivered through December 31, 2009. Deliveries of the A320 family aircraft commenced during 2008 with the delivery of five A321 aircraft. During 2009, US Airways took delivery of 18 Airbus A321 aircraft, five A330-200 aircraft and two Airbus A320 aircraft. Of the 20 A320 family aircraft, 11 were financed using manufacturer backstop financing, eight were financed through existing financing facilities and one was financed through a leasing transaction. Of the five A330-200 aircraft, three were financed through leasing transactions and two were financed through new loan agreements.

In November 2009, US Airways amended its purchase agreements with Airbus to defer 54 aircraft originally scheduled for delivery between 2010 and 2012 to 2013 and beyond. These deferral arrangements will reduce our aircraft capital expenditures over the next three years by approximately $2.5 billion and reduce near- and medium-term obligations to Airbus and others by approximately $132 million. US Airways now plans to take delivery of 28 Airbus aircraft between 2010 and 2012, consisting of four aircraft in 2010 (two A320 aircraft and two A330 aircraft) and 24 A320 family aircraft in 2011-2012. In addition, commencement of US Airways’ Airbus A350 XWB operations, with aircraft deliveries originally scheduled to start in 2015, will now be postponed to 2017.

US Airways has agreements for the purchase of eight new IAE V2500-A5 spare engines scheduled for delivery through 2014 for use on the Airbus A320 family fleet, three new Trent 700 spare engines scheduled for delivery through 2013 for use on the Airbus A330-200 fleet and three new Trent XWB spare engines scheduled for delivery in 2017 through 2019 for use on the Airbus A350 XWB aircraft. US Airways has taken delivery of two of the Trent 700 spare engines and one of the V2500-A5 spare engines, which were financed through leasing transactions.

Under all of our aircraft and engine purchase agreements, our total future commitments as of December 31, 2009 are expected to be approximately $6.09 billion through 2019 as follows: $296 million in 2010, $504 million in 2011, $579 million in 2012, $1.15 billion in 2013, $932 million in 2014 and $2.63 billion thereafter, which includes predelivery deposits and payments. We have financing commitments for all Airbus aircraft scheduled for delivery during 2010 to 2012. See Part  I, Item 1A, “Risk Factors — Increased costs of financing, a reduction in the availability of financing and fluctuations in interest rates could adversely affect our liquidity, operating expenses and results” and “Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions.”

Covenants and Credit Rating

In addition to the minimum cash balance requirements, our long-term debt agreements contain various negative covenants that restrict or limit our actions, including our ability to pay dividends or make other restricted payments. Our long-term debt agreements also generally contain cross-default provisions, which may be triggered by defaults by us under other agreements relating to indebtedness. See Part I, Item 1A, “Risk Factors — Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions” and “Any failure to comply with the liquidity covenants contained in our financing arrangements would likely have a material adverse effect on our business, financial condition and results of operations.” As of December 31, 2009, we and our subsidiaries were in compliance with the covenants in our long-term debt agreements.

Our credit ratings, like those of most airlines, are relatively low. The following table details our credit ratings as of December 31, 2009:

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

Pass Through Trusts

US Airways has obligations with respect to pass through trust certificates, also known as Enhanced Equipment Trust Certificates, or EETCs, issued by pass through trusts to cover the financing of 19 owned aircraft, 114 leased aircraft and three leased engines. These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of flight equipment. Rather than finance each aircraft separately when such aircraft is purchased or delivered, these trusts allowed US Airways to raise the financing for several aircraft at one time and place such funds in escrow pending the purchase or delivery of the relevant aircraft. The trusts were also structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to US Airways.

Each trust covered a set amount of aircraft scheduled to be delivered within a specific period of time. At the time of each covered aircraft financing, the relevant trust used the funds in escrow to purchase equipment notes relating to the financed aircraft. The equipment notes were issued, at US Airways’ election in connection with a mortgage financing of the aircraft or by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leased the aircraft to US Airways. In both cases, the equipment notes are secured by a security interest in the aircraft. The pass through trust certificates are not direct obligations of, nor are they guaranteed by, US Airways Group or US Airways. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of US Airways. As of December 31, 2009, $505 million associated with these mortgage financings is reflected as debt in the accompanying consolidated balance sheet.

With respect to leveraged leases, US Airways evaluated whether the leases had characteristics of a variable interest entity. US Airways concluded the leasing entities met the criteria for variable interest entities. US Airways then evaluated whether or not it was the primary beneficiary by evaluating whether or not it was exposed to the majority of the risks (expected losses) or whether it receives the majority of the economic benefits (expected residual returns) from the trusts’ activities. US Airways does not provide residual value guarantees to the bondholders or equity participants in the trusts. Each lease does have a fixed price purchase option that allows US Airways to purchase the aircraft near the end of the lease term. However, the option price approximates an estimate of the aircraft’s fair value at the option date. Under this feature, US Airways does not participate in any increases in the value of the aircraft. US Airways concluded it was not the primary beneficiary under these arrangements. Therefore, US Airways accounts for its EETC leveraged lease financings as operating leases. US Airways’ total future obligations under these leveraged lease financings are $3.25 billion as of December 31, 2009.

Special Facility Revenue Bonds

US Airways guarantees the payment of principal and interest on certain special facility revenue bonds issued by municipalities to build or improve certain airport and maintenance facilities which are leased to US Airways. Under such leases, US Airways is required to make rental payments through 2023, sufficient to pay maturing principal and interest payments on the related bonds. As of December 31, 2009, the remaining lease payments guaranteeing the principal and interest on these bonds are $137 million, of which $34 million of these obligations is accounted for as a capital lease and reflected as debt in the accompanying consolidated balance sheet.

Jet Service Agreements

Certain entities with which US Airways has capacity purchase agreements are considered variable interest entities. In connection with its restructuring and emergence from bankruptcy, US Airways contracted with Air Wisconsin and Republic to purchase a significant portion of these companies’ regional jet capacity for a period of 10 years. US Airways has determined that it is not the primary beneficiary of these variable interest entities, based on cash flow analyses. Additionally, US Airways has analyzed the arrangements with other carriers with which US Airways has long-term capacity purchase agreements and has concluded that it is not required to consolidate any of the entities.

Contractual Obligations

The following table provides details of our future cash contractual obligations as of December 31, 2009 (in millions):

	Payments Due by Period
	2010	2011	2012	2013	2014	Thereafter	Total

US Airways Group (1)
Debt (2)	$90	$16	$116	$116	$1,276	$—	$1,614
Interest obligations (3)	57	54	51	46	22	—	230
US Airways (4)
Debt and capital lease obligations (5) (6)	421	334	305	255	265	1,599	3,179
Interest obligations (3) (6)	152	156	147	104	88	387	1,034
Aircraft purchase and operating lease commitments (7)	1,360	1,443	1,441	1,860	1,571	5,815	13,490
Regional capacity purchase agreements (8)	1,013	1,032	900	772	771	2,347	6,835
Other US Airways Group subsidiaries (9)	11	9	9	7	6	1	43

Total	$3,104	$3,044	$2,969	$3,160	$3,999	$10,149	$26,425

(1)	These commitments represent those specifically entered into by US Airways Group or joint commitments entered into by US Airways Group and US Airways under which each entity is jointly and severally liable.

(2)	Excludes $173 million of unamortized debt discount as of December 31, 2009.

(3)	For variable-rate debt, future interest obligations are shown above using interest rates in effect as of December 31, 2009.

(4)	Commitments listed separately under US Airways and its wholly owned subsidiaries represent commitments under agreements entered into separately by those companies.

(5)	Excludes $94 million of unamortized debt discount as of December 31, 2009.

(6)	Includes $505 million of future principal payments and $219 million of future interest payments as of December 31, 2009, respectively, related to pass through trust certificates or EETCs associated with mortgage financings for the purchase of certain aircraft as described above under “Off-Balance Sheet Arrangements” and in Note 9(c) to US Airways Group’s and Note 8(c) to US Airways’ consolidated financial statements in Item 8A and 8B of this report, respectively.

(7)	Includes $3.25 billion of future minimum lease payments related to EETC leveraged leased financings of certain aircraft as of December 31, 2009, as described above under “Off-Balance Sheet Arrangements” and in Note 9(c) to US Airways Group’s and Note 8(c) to US Airways’ consolidated financial statements in Item 8A and 8B of this report, respectively.

(8)	Represents minimum payments under capacity purchase agreements with third-party Express carriers.

(9)	Represents operating lease commitments entered into by US Airways Group’s other airline subsidiaries Piedmont and PSA.

We expect to fund these cash obligations from funds provided by operations and future financings, if necessary. The cash available to us from these sources, however, may not be sufficient to cover these cash obligations because economic factors may reduce the amount of cash generated by operations or increase our costs. For instance, an economic downturn or general global instability caused by military actions, terrorism, disease outbreaks and natural disasters could reduce the demand for air travel, which would reduce the amount of cash generated by operations. An increase in our costs, either due to an increase in borrowing costs caused by a reduction in our credit rating or a general increase in interest rates or due to an increase in the cost of fuel, maintenance, aircraft and aircraft engines and parts, could decrease the amount of cash available to cover the cash obligations. Moreover, the Citicorp credit facility, our amended credit card agreement with Barclays and certain of our other financing arrangements contain significant minimum cash balance requirements. As a result, we cannot use all of our available cash to fund operations, capital expenditures and cash obligations without violating these requirements.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States requires that we make certain estimates and assumptions that affect the reported amount of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of our financial statements. We believe our estimates and assumptions are reasonable; however, actual results could differ from those estimates. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and potentially result in materially different results under different assumptions and conditions. We have identified the following critical accounting policies that impact the preparation of our consolidated financial statements. See also the summary of significant accounting policies included in the notes to the financial statements under Items 8A and 8B of this Annual Report on Form 10-K for additional discussion of the application of these estimates and other accounting policies.

Passenger Revenue

Passenger revenue is recognized when transportation is provided. Ticket sales for transportation that has not yet been provided are initially deferred and recorded as air traffic liability on the consolidated balance sheets. The air traffic liability represents tickets sold for future travel dates and estimated future refunds and exchanges of tickets sold for past travel dates. The balance in the air traffic liability fluctuates throughout the year based on seasonal travel patterns and fare sale activity. Our air traffic liability was $778 million and $698 million as of December 31, 2009 and 2008, respectively.

The majority of tickets sold are nonrefundable. A small percentage of tickets, some of which are partially used tickets, expire unused. Due to complex pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized in revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. These estimates are generally based on the analysis of our historical data. Estimated future refunds and exchanges included in the air traffic liability are routinely evaluated based on subsequent activity to validate the accuracy of our estimates. Holding other factors constant, a 10% change in our estimate of the amount refunded, exchanged or forfeited for 2009 would result in a $29 million change in our passenger revenue, which represents less than 1% of our passenger revenue.

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

We performed the annual impairment test on our international route authorities and trademarks during the fourth quarter of 2009. The fair values of international route authorities were assessed using the market approach. The market approach took into consideration relevant supply and demand factors at the related airport locations as well as available market sale and lease data. For trademarks, we utilized a form of the income approach known as the relief-from-royalty method. As a result of our annual impairment test on international route authorities, we recorded a $16 million impairment charge related to the decline in value of certain international routes. We will perform our next annual impairment test on October 1, 2010.

Investments in Marketable Securities

As of December 31, 2009, all noncurrent investments in marketable securities, consisting entirely of auction rate securities, are classified as available for sale. We determine the appropriate classification of securities at the time of purchase and re-evaluate such designation as of each balance sheet date.

Our available-for-sale securities are measured at fair value on a recurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. We use a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

We review declines in the fair value of our investments in marketable securities to determine the classification of the impairment as temporary or other-than-temporary. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of stockholders’ equity. An other-than-temporary impairment charge must be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses) which is recognized in earnings and the amount related to other factors (referred to as noncredit losses) which is recognized in other comprehensive income. This noncredit loss component of the impairment may only be classified in other comprehensive income if both of the following conditions are met (a) the holder of the security concludes that it does not intend to sell the security and (b) the holder concludes that it is more likely than not that the holder will not be required to sell the security before the security recovers its value. If these conditions are not met, the noncredit loss must also be recognized in earnings. We review our investments on an ongoing basis for indications of possible impairment, and if impairment is identified, we determine whether the impairment is temporary or other-than-temporary. Determination of whether the impairment is temporary or other-than-temporary requires significant judgment. The primary factors that we consider in classifying the impairment include the extent and period of time the fair value of each investment has declined below its cost basis, the expected holding or recovery period for each investment, and our intent and ability to hold each investment until recovery. Subsequent increases in the fair value of our investments in marketable securities are recorded to other comprehensive income and accreted to interest income over the period the gains are expected to be realized.

Refer to the “Liquidity and Capital Resources” section for further discussion of our investments in marketable securities.

Frequent Traveler Program

The Dividend Miles frequent traveler program awards mileage credits to passengers who fly on US Airways and Star Alliance carriers and certain other partner airlines that participate in our program. Mileage credits can be redeemed for travel on US Airways or other participating partner airlines, in which case we pay a fee. We use the incremental cost method to account for the portion of our frequent traveler program liability related to mileage credits earned by Dividend Miles members through purchased flights. We have an obligation to provide future travel when these mileage credits are redeemed and have therefore recognized an expense and recorded a liability for mileage credits outstanding.

The liability for outstanding mileage credits is valued based on the estimated incremental cost of carrying one additional passenger. Incremental cost includes unit costs incurred by us for fuel, credit card fees, insurance, denied boarding compensation, food and beverages as well as fees incurred when travel awards are redeemed on partner airlines. In addition, we also include in the determination of our incremental cost the amount of redemption fees expected to be collected from Dividend Miles members. These redemption fees reduce our incremental cost. No profit or overhead margin is included in the accrual of incremental cost.

Dividend Miles members may not reach the mileage credit threshold required to redeem a travel award. Additionally, outstanding mileage credits are subject to expiration if unused. Therefore, in calculating the liability we estimate how many mileage credits will never be redeemed for travel and exclude those mileage credits from the estimate of the liability. Estimates are also made for the number of miles that will be used per award redemption and the number of travel awards that will be redeemed on partner airlines. These estimates are based on historical program experience as well as consideration of enacted program changes, as applicable. Changes in the liability resulting from members earning additional mileage credits or changes in estimates are recorded in the statement of operations. A change to certain estimates in the calculation of incremental cost could have a material impact on the liability. At December 31, 2009, we have assumed 11% of our future travel award redemptions will be on partner airlines. A 1% increase or decrease in the percentage of travel awards redeemed on partner airlines would have an $8 million impact on the liability as of December 31, 2009.

As of December 31, 2009, the incremental cost liability for outstanding mileage credits expected to be redeemed for future travel awards accrued on our balance sheet within other accrued expenses was $130 million, representing 129.1 billion mileage credits.

We also sell frequent flyer program mileage credits to participating airline partners and non-airline business partners. Revenue earned from selling these mileage credits to other companies is recognized in two components. A portion of the revenue from these sales is deferred, representing the estimated fair value of the transportation component of the sold mileage credits. The deferred revenue for the transportation component is amortized on a straight-line basis over the period in which the credits are expected to be redeemed for travel as passenger revenue, which is currently estimated to be 28 months. The marketing component, which is earned at the time the miles are sold, is recognized in other revenues at the time of the sale. As of December 31, 2009, we had $212 million in deferred revenue from the sale of mileage credits included in other accrued expenses on our balance sheet. A change to the estimated fair value of the transportation component could have a significant impact on revenue. A 10% increase or decrease in the estimated fair value of the transportation component would have a $17 million impact on revenue recognized in 2009.

The number of travel award redemptions during the year ended December 31, 2009 was approximately 0.8 million, representing approximately 4% of US Airways’ mainline RPMs during that period. The use of inventory management techniques minimizes the displacement of revenue passengers by passengers traveling on award tickets.

Deferred Tax Asset Valuation Allowance

At December 31, 2009, US Airways Group has a valuation allowance against its net deferred tax assets. In assessing the realizability of the deferred tax assets, we considered whether it was more likely than not that some portion or all of the deferred tax assets will be realized. NOLs generated in 2009 were also fully reserved by a valuation allowance.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162.” SFAS No. 168 establishes the FASB Accounting Standards Codificationtm (the “Codification” or “ASC”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. Effective July 1, 2009, the Codification superseded all existing non-SEC accounting and reporting standards.

In April 2009, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standards (“FAS”) 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” as adopted by the Codification on July 1, 2009. This FSP changes existing guidance for determining whether an impairment of debt securities is other-than-temporary. The FSP requires other-than-temporary impairments to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses) which is recognized in earnings and the amount related to other factors (referred to as noncredit losses) which is recognized in other comprehensive income. This noncredit loss component of the impairment may only be classified in other comprehensive income if both of the following conditions are met (a) the holder of the security concludes that it does not intend to sell the security and (b) the holder concludes that it is more likely than not that the holder will not be required to sell the security before the security recovers its value. If these conditions are not met, the noncredit loss must also be recognized in earnings. When adopting the FSP, an entity is required to record a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. We adopted FSP FAS 115-2 and FAS 124-2 as of April 1, 2009. We do not meet the conditions necessary to recognize the noncredit loss component of our auction rate securities in other comprehensive income. Accordingly, we did not reclassify any previously recognized other-than-temporary impairment losses from retained earnings to accumulated other comprehensive income and the adoption of FSP FAS 115-2 and FAS 124-2 had no material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation (“FIN”) No. 46(R),” which was codified in December 2009 with the issuance of Accounting Standards Update (“ASU”) No. 2009-17, “Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU No. 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASU No. 2009-17 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU No. 2009-17 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. We are currently evaluating the requirements of ASU No. 2009-17 and have not yet determined the impact on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements.” ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on:

(a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. A company may elect, but will not be required, to adopt the amendments in ASU No. 2009-13 retrospectively for all prior periods. We are currently evaluating the requirements of ASU No. 2009-13 and have not yet determined the impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitive Instruments

Our primary market risk exposures include commodity price risk (i.e., the price paid to obtain aviation fuel) and interest rate risk. The potential impact of adverse increases in these risks is discussed below. The following sensitivity analyses do not consider the effects that an adverse change may have on the overall economy nor do they consider additional actions we may take to mitigate our exposure to these changes. Actual results of changes in prices or rates may differ materially from the following hypothetical results.

Commodity Price Risk

Prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of our control. Accordingly, the price and availability of aviation fuel, as well as other petroleum products, can be unpredictable. Prices and availability may be affected by many factors, including:

•	the impact of global political instability on crude production;

•	unexpected changes to the availability of petroleum products due to disruptions in distribution systems or refineries as evidenced in the third quarter of 2005 when Hurricane Katrina and Hurricane Rita caused widespread disruption to oil production, refinery operations and pipeline capacity along certain portions of the U.S. Gulf Coast;

•	unpredicted increases to oil demand due to weather or the pace of economic growth;

•	inventory levels of crude, refined products and natural gas; and

•	other factors, such as the relative fluctuation in value between the U.S. dollar and other major currencies and influence of speculative positions on the futures exchanges.

Our 2010 forecasted mainline and Express fuel consumption is approximately 1.42 billion gallons, and a one cent per gallon increase in aviation fuel price results in a $14 million annual increase in expense. Since the third quarter of 2008, we have not entered into any new fuel hedging transactions and, as of December 31, 2009, we had no remaining outstanding fuel hedging contracts.

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our cash equivalents, investment portfolios and variable rate debt obligations. At December 31, 2009, our variable-rate long-term debt obligations of approximately $3.33 billion represented approximately 69% of our total long-term debt. If interest rates increased 10% in 2009, the impact on our results of operations would have been approximately $13 million of additional interest expense. Additional information regarding our debt obligations as of December 31, 2009 is as follows (dollars in millions):

	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total

Fixed-rate debt	$240	$159	$138	$76	$252	$601	$1,466
Weighted avg. interest rate	9.4%	9.0%	8.4%	8.2%	8.4%	7.5%
Variable-rate debt	$271	$191	$283	$295	$1,289	$998	$3,327
Weighted avg. interest rate	3.9%	3.8%	3.7%	3.5%	3.5%	3.7%

US Airways Group and US Airways have total future aircraft and spare engine purchase commitments of approximately $6.09 billion. We expect to finance such commitments either by entering into leases or debt agreements. Changes in interest rates will impact the cost of such financings.

At December 31, 2009, included within our investment portfolio are $347 million par value of investments in auction rate securities. With the liquidity issues experienced in the global credit and capital markets, all of our auction rate securities have experienced failed auctions since August 2007. The estimated fair value of these auction rate securities no longer approximates par value. As of December 31, 2009, the fair value of our auction rate securities was $203 million. We continue to monitor the market for auction rate securities and consider its impact (if any) on the fair value of our investments. If the current market conditions deteriorate, we may be required to record additional impairment charges in other nonoperating expense, net in future periods.

We believe that, based on our current unrestricted cash and cash equivalents balance at December 31, 2009, the current lack of liquidity in our investments in auction rate securities will not have a material impact on our liquidity, our cash flow or our ability to fund our operations. See Notes 6(b) and 5(b) in Items 8A and 8B, respectively, of this report for additional information.

Item 8A. Consolidated Financial Statements and Supplementary Data of US Airways Group, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
US Airways Group, Inc.:

We have audited the accompanying consolidated balance sheets of US Airways Group, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of US Airways Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 7 to the consolidated financial statements, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements (included in FASB ASC Topic 320, Investments-Debt and Equity Securities), as of January 1, 2008.

As discussed in Note 8 to the consolidated financial statements, the Company adopted the measurement date provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (included in FASB ASC Topic 960, Plan Accounting – Defined Benefit Pension Plans), as of January 1, 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 16, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Phoenix, Arizona
February 16, 2010

US Airways Group, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(In millions, except share and per share amounts)

Operating revenues:
Mainline passenger	$6,752	$8,183	$8,135
Express passenger	2,503	2,879	2,698
Cargo	100	144	138
Other	1,103	912	729

Total operating revenues	10,458	12,118	11,700
Operating expenses:
Aircraft fuel and related taxes	1,863	3,618	2,630
Loss (gain) on fuel hedging instruments, net	7	356	(245)
Salaries and related costs	2,165	2,231	2,302
Express expenses	2,519	3,049	2,594
Aircraft rent	695	724	727
Aircraft maintenance	700	783	635
Other rent and landing fees	560	562	536
Selling expenses	382	439	453
Special items, net	55	76	99
Depreciation and amortization	242	215	189
Goodwill impairment	—	622	—
Other	1,152	1,243	1,247

Total operating expenses	10,340	13,918	11,167

Operating income (loss)	118	(1,800)	533
Nonoperating income (expense):
Interest income	24	83	172
Interest expense, net	(304)	(258)	(277)
Other, net	(81)	(240)	2

Total nonoperating expense, net	(361)	(415)	(103)

Income (loss) before income taxes	(243)	(2,215)	430
Income tax provision (benefit)	(38)	—	7

Net income (loss)	$(205)	$(2,215)	$423

Earnings (loss) per common share:
Basic earnings (loss) per share	$(1.54)	$(22.11)	$4.62
Diluted earnings (loss) per share	$(1.54)	$(22.11)	$4.52
Shares used for computation (in thousands):
Basic	133,000	100,168	91,536
Diluted	133,000	100,168	95,603

See accompanying notes to consolidated financial statements.

US Airways Group, Inc.
Consolidated Balance Sheets
December 31, 2009 and 2008

	2009	2008
	(In millions, except share
	and per share amounts)

ASSETS
Current assets
Cash and cash equivalents	$1,299	$1,034
Investments in marketable securities	—	20
Restricted cash	—	186
Accounts receivable, net	285	293
Materials and supplies, net	227	201
Prepaid expenses and other	520	684

Total current assets	2,331	2,418
Property and equipment
Flight equipment	3,852	3,157
Ground property and equipment	883	816
Less accumulated depreciation and amortization	(1,151)	(954)

	3,584	3,019
Equipment purchase deposits	112	267

Total property and equipment	3,696	3,286
Other assets
Other intangibles, net of accumulated amortization of $113 million and $87 million, respectively	503	545
Restricted cash	480	540
Investments in marketable securities	203	187
Other assets	241	238

Total other assets	1,427	1,510

Total assets	$7,454	$7,214

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Current maturities of debt and capital leases	$502	$362
Accounts payable	337	797
Air traffic liability	778	698
Accrued compensation and vacation	178	158
Accrued taxes	141	142
Other accrued expenses	853	887

Total current liabilities	2,789	3,044
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	4,024	3,623
Deferred gains and credits, net	377	383
Postretirement benefits other than pensions	130	108
Employee benefit liabilities and other	489	550

Total noncurrent liabilities and deferred credits	5,020	4,664
Commitments and contingencies (Note 9)
Stockholders’ deficit
Common stock, $0.01 par value; 400,000,000 shares authorized, 161,520,457 and 161,102,833 shares issued and outstanding at December 31, 2009; 200,000,000 shares authorized, 114,527,377 and 114,113,384 shares issued and outstanding at December 31, 2008	2	1
Additional paid-in capital	2,107	1,789
Accumulated other comprehensive income	90	65
Accumulated deficit	(2,541)	(2,336)
Treasury stock, common stock, 417,624 and 413,993 shares at December 31, 2009 and 2008, respectively	(13)	(13)

Total stockholders’ deficit	(355)	(494)

Total liabilities and stockholders’ deficit	$7,454	$7,214

See accompanying notes to consolidated financial statements.

US Airways Group, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(In millions)

Cash flows from operating activities:
Net income (loss)	$(205)	$(2,215)	$423
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	267	240	212
Gain on curtailment of pension benefit	—	—	(5)
Loss on dispositions of property and equipment	61	7	1
Gain on forgiveness of debt	—	(8)	—
Gain on sale of investments	—	(1)	(17)
Goodwill impairment	—	622	—
Auction rate security impairment	10	214	10
Asset impairment	21	13	—
Non-cash tax benefits	(24)	—	—
Utilization of acquired net operating loss carryforwards	—	—	7
Change in fair value of fuel hedging instruments, net	(375)	496	(187)
Amortization of deferred credits and rent	(62)	(41)	(40)
Amortization of debt discount and issuance costs	56	25	18
Amortization of actuarial gains	(6)	(2)	—
Stock-based compensation	20	34	32
Debt extinguishment costs	6	7	18
Other	(8)	—	—
Changes in operating assets and liabilities:
Decrease (increase) in restricted cash	186	(184)	(1)
Decrease in accounts receivable, net	8	74	14
Decrease (increase) in materials and supplies, net	(29)	49	(18)
Decrease (increase) in prepaid expenses and other	162	(259)	(52)
Decrease (increase) in other assets, net	(14)	4	(5)
Increase (decrease) in accounts payable	(78)	96	(11)
Increase (decrease) in air traffic liability	80	(134)	(22)
Increase (decrease) in accrued compensation and vacation	20	(67)	(37)
Decrease in accrued taxes	(1)	(10)	(29)
Increase (decrease) in other liabilities	(36)	60	140

Net cash provided by (used in) operating activities	59	(980)	451

Cash flows from investing activities:
Purchases of property and equipment	(683)	(1,068)	(603)
Purchases of marketable securities	—	(299)	(2,591)
Sales of marketable securities	52	505	3,203
Proceeds from sale of other investments	—	4	56
Decrease (increase) in long-term restricted cash	60	(74)	200
Proceeds from sale-leaseback transactions and dispositions of property and equipment	76	17	4

Net cash provided by (used in) investing activities	(495)	(915)	269

Cash flows from financing activities:
Repayments of debt and capital lease obligations	(407)	(734)	(1,680)
Proceeds from issuance of debt	919	1,586	1,798
Deferred financing costs	(14)	(50)	(9)
Proceeds from issuance of common stock, net	203	179	3

Net cash provided by financing activities	701	981	112

Net increase (decrease) in cash and cash equivalents	265	(914)	832
Cash and cash equivalents at beginning of year	1,034	1,948	1,116

Cash and cash equivalents at end of year	$1,299	$1,034	$1,948

See accompanying notes to consolidated financial statements.

US Airways Group, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2009, 2008 and 2007

				Accumulated
		Additional		Other
	Common	Paid-In	Accumulated	Comprehensive	Treasury
	Stock	Capital	Deficit	Income	Stock	Total
	(In millions, except share amounts)

Balance at December 31, 2006	$1	$1,541	$(542)	$3	$(13)	$990
Net income	—	—	423	—	—	423
Issuance of 580,661 shares of common stock pursuant to employee stock plans	—	3	—	—	—	3
Stock-based compensation expense	—	32	—	—	—	32
Unrealized loss on available-for-sale securities, net	—	—	—	(48)	—	(48)
Pension and other postretirement benefits	—	—	—	55	—	55

Balance at December 31, 2007	1	1,576	(119)	10	(13)	1,455
Net loss	—	—	(2,215)	—	—	(2,215)
Issuance of 21,850,000 shares of common stock pursuant to a public stock offering, net of offering costs	—	179	—	—	—	179
Issuance of 398,820 shares of common stock pursuant to employee stock plans	—	—	—	—	—	—
Stock-based compensation expense	—	34	—	—	—	34
Recognition of previous unrealized loss on available-for-sale securities, net now deemed other-than-temporary	—	—	—	48	—	48
Effect of adopting the measurement date provisions of employers’ accounting for other postretirement benefit plans	—	—	(2)	—	—	(2)
Pension and other postretirement benefits	—	—	—	7	—	7

Balance at December 31, 2008	1	1,789	(2,336)	65	(13)	(494)
Net loss	—	—	(205)	—	—	(205)
Issuance of 46,495,790 shares of common stock pursuant to public stock offerings, net of offering costs	1	202	—	—	—	203
Equity component of convertible debt issued	—	96	—	—	—	96
Issuance of 497,290 shares of common stock and acquisition of 3,631 shares of treasury stock pursuant to employee stock plans	—	—	—	—	—	—
Stock-based compensation expense	—	20	—	—	—	20
Net unrealized gain on available-for-sale securities, net of tax	—	—	—	35	—	35
Pension and other postretirement benefits	—	—	—	(10)	—	(10)

Balance at December 31, 2009	$2	$2,107	$(2,541)	$90	$(13)	$(355)

See accompanying notes to consolidated financial statements.

US Airways Group, Inc.
Notes to Consolidated Financial Statements

1.	Basis of Presentation and Summary of Significant Accounting Policies

(a)	Nature of Operations and Operating Environment

US Airways Group, Inc. (“US Airways Group” or the “Company”), a Delaware corporation, is a holding company whose primary business activity is the operation of a major network air carrier through its wholly owned subsidiaries US Airways, Inc. (“US Airways”), Piedmont Airlines, Inc. (“Piedmont”), PSA Airlines, Inc. (“PSA”), Material Services Company, Inc. (“MSC”) and Airways Assurance Limited (“AAL”). Effective upon US Airways Group’s emergence from bankruptcy on September 27, 2005, US Airways Group merged with America West Holdings Corporation (“America West Holdings”), with US Airways Group as the surviving corporation.

The Company operates the fifth largest airline in the United States as measured by domestic revenue passenger miles (“RPMs”) and available seat miles (“ASMs”). US Airways has hubs in Charlotte, Philadelphia and Phoenix and a focus city at Ronald Reagan Washington National Airport. US Airways offers scheduled passenger service on more than 3,000 flights daily to more than 190 communities in the United States, Canada, Mexico, Europe, the Middle East, the Caribbean, Central and South America. US Airways also has an established East Coast route network, including the US Airways Shuttle service, with a substantial presence at Washington National Airport. US Airways had approximately 51 million passengers boarding its mainline flights in 2009. During 2009, US Airways’ mainline operation provided regularly scheduled service or seasonal service at 138 airports, while the US Airways Express network served 152 airports in the United States, Canada and Mexico, including 75 airports also served by the mainline operation. US Airways Express air carriers had approximately 27 million passengers boarding their planes in 2009. As of December 31, 2009, US Airways operated 349 mainline jets and is supported by the Company’s regional airline subsidiaries and affiliates operating as US Airways Express either under capacity purchase or prorate agreements, which operated approximately 236 regional jets and 60 turboprops.

As of December 31, 2009, US Airways employed approximately 31,300 active full-time equivalent employees. The Company’s Express subsidiaries, Piedmont and PSA, employed approximately 4,700 active full-time equivalent employees. Approximately 87% of employees are covered by collective bargaining agreements with various labor unions. US Airways’ pilots and flight attendants are currently working under the terms of their respective US Airways or America West Airlines, Inc. (“AWA”) collective bargaining agreements, as modified by transition agreements reached in connection with the merger.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to passenger revenue recognition, impairment of long-lived and intangible assets, valuation of investments in marketable securities, the frequent traveler program and the deferred tax asset valuation allowance.

The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was February 16, 2010.

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

As of December 31, 2009 and 2008, the Company’s cash and cash equivalents are as follows (in millions):

	2009	2008

Cash and money market funds	$1,299	$1,024
Corporate bonds	—	10

Total cash and cash equivalents	$1,299	$1,034

(d)	Investments in Marketable Securities

All highly liquid investments with maturities greater than three months but less than one year are classified as current investments in marketable securities. Investments in marketable securities classified as noncurrent assets on the Company’s balance sheet represent investments expected to be converted to cash after 12 months. Debt securities, other than auction rate securities, are classified as held to maturity. Held-to-maturity investments are carried at amortized cost, which approximates fair value. Investments in auction rate securities are classified as available for sale and recorded at fair value.

As of December 31, 2009 and 2008, the Company’s investments in marketable securities are classified as follows (in millions):

	2009	2008

Held-to-maturity securities:
Corporate bonds	$—	$20

Total investments in marketable securities-current	—	20

Available-for-sale securities:
Auction rate securities	203	187

Total investments in marketable securities-noncurrent	$203	$187

See Note 6(b) for more information on the Company’s investments in marketable securities.

(e)	Restricted Cash

Restricted cash includes deposits in trust accounts primarily to fund certain taxes and fees and workers’ compensation claims, deposits securing certain letters of credit and surety bonds and deposits held by institutions that process credit card sales transactions. Restricted cash is stated at cost, which approximates fair value.

(f)	Materials and Supplies, Net

Inventories of materials and supplies are valued at the lower of cost or fair value. Costs are determined using average costing methods. An allowance for obsolescence is provided for flight equipment expendable and repairable parts. These items are generally charged to expense when issued for use. During 2009, the Company recorded a $3 million write down related to certain Express spare parts inventory to reflect lower of cost or fair value. During 2008, the Company recorded a $5 million write down related to its Boeing 737 spare parts inventory to reflect lower of cost or fair value.

(g)	Property and Equipment

Property and equipment are recorded at cost. Interest expense related to the acquisition of certain property and equipment, including aircraft purchase deposits, is capitalized as an additional cost of the asset or as a leasehold improvement if the asset is leased. Interest capitalized for the years ended December 31, 2009, 2008 and 2007 was $10 million, $6 million and $4 million, respectively. Property and equipment is depreciated and amortized to residual values over the estimated useful lives or the lease term, whichever is less, using the straight-line method. Costs of major improvements that enhance the usefulness of the asset are capitalized and depreciated over the estimated useful life of the asset or the modifications, whichever is less.

The estimated useful lives of owned aircraft, jet engines, other flight equipment and rotable parts range from five to 30 years. Leasehold improvements relating to flight equipment and other property on operating leases are amortized over the life of the lease or the life of the asset, whichever is shorter, on a straight-line basis. The estimated useful lives for other owned property and equipment range from three to 12 years and range from 18 to 30 years for training equipment and buildings.

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

The Company recorded a $13 million impairment charge in 2008 related to the decline in the fair value of Boeing 737 rotable parts included in flight equipment on its consolidated balance sheet. The Company recorded no impairment charges in the years ended December 31, 2009 and 2007.

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

Goodwill

In 2008, the Company recorded a $622 million impairment charge to write off all the goodwill created by the merger of US Airways Group and America West Holdings in September 2005. The Company performed an interim goodwill impairment test during 2008 as a result of a significant increase in fuel prices, declines in the Company’s stock price and mainline capacity reductions, which led to no implied fair value of goodwill.

Other intangible assets

Other intangible assets consist primarily of trademarks, international route authorities, airport take-off and landing slots and airport gates. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The following table provides information relating to the Company’s intangible assets subject to amortization as of December 31, 2009 and 2008 (in millions):

	2009	2008

Airport take-off and landing slots	$495	$495
Airport gate leasehold rights	52	52
Accumulated amortization	(113)	(87)

Total	$434	$460

The intangible assets subject to amortization generally are amortized over 25 years for airport take-off and landing slots and over the term of the lease for airport gate leasehold rights on a straight-line basis and are included in depreciation and amortization on the consolidated statements of operations. For the years ended December 31, 2009, 2008 and 2007, the Company recorded amortization expense of $26 million, $25 million and $25 million, respectively, related to its intangible assets. The Company expects to record annual amortization expense of $26 million in 2010, $23 million in year 2011, $22 million in year 2012, $22 million in year 2013, $22 million in year 2014 and $319 million thereafter related to these intangible assets.

Indefinite lived assets are not amortized but instead are reviewed for impairment annually and more frequently if events or circumstances indicate that the asset may be impaired. The Company had $39 million and $55 million of international route authorities as of December 31, 2009 and 2008, respectively. As of December 31, 2009 and 2008, the Company had $30 million of trademarks on its balance sheets.

The Company performed the annual impairment test on its international route authorities and trademarks during the fourth quarter of 2009. The fair values of international route authorities were assessed using the market approach. The market approach took into consideration relevant supply and demand factors at the related airport locations as well as available market sale and lease data. For trademarks, the Company utilized a form of the income approach known as the relief-from-royalty method. As a result of the Company’s annual impairment test on its international route authorities, the Company recorded a $16 million impairment charge related to the decline in fair value of certain international routes. The Company will perform its next annual impairment test on October 1, 2010.

(j)	Other Assets

Other assets consist of the following as of December 31, 2009 and 2008 (in millions):

	2009	2008

Aircraft leasehold interest, net	$77	$83
Deferred rent	59	46
Debt issuance costs, net	58	57
Deposits	36	40
Long-term investments	9	11
Other	2	1

Total other assets	$241	$238

Aircraft leasehold interest, net represents assets established for leasehold interests in aircraft subject to operating leases with rental rates deemed to be below-market rates in connection with the application of fresh-start reporting for US Airways following its emergence from bankruptcy in September 2005. These leasehold interests are amortized on a straight-line basis as an increase to aircraft rent expense over the applicable remaining lease periods. The Company expects to amortize $6 million per year in 2010 to 2014 and $47 million thereafter to aircraft rent expense related to these leasehold interests.

(k)	Frequent Traveler Program

The Dividend Miles frequent traveler program awards mileage credits to passengers who fly on US Airways and Star Alliance carriers and certain other partner airlines that participate in the Company’s program. Mileage credits can be redeemed for travel on US Airways or other participating partner airlines, in which case the Company pays a fee. The Company uses the incremental cost method to account for the portion of the frequent traveler program liability related to mileage credits earned by Dividend Miles members through purchased flights. The liability for outstanding mileage credits is valued based on the estimated incremental cost of carrying one additional passenger. Incremental cost includes unit costs incurred by the Company for fuel, credit card fees, insurance, denied boarding compensation, food and beverages as well as fees incurred when travel awards are redeemed on partner airlines. In addition, the Company also includes in the determination of its incremental cost the amount of redemption fees expected to be collected from Dividend Miles members. These redemption fees reduce incremental cost. No profit or overhead margin is included in the accrual of incremental cost. As of December 31, 2009 and 2008, the incremental cost liability for outstanding mileage credits expected to be redeemed for future travel awards accrued on the balance sheets within other accrued expenses was $130 million and $151 million, respectively.

The Company also sells frequent flyer program mileage credits to participating airline partners and non-airline business partners. Revenue earned from selling mileage credits to other companies is recognized in two components. A portion of the revenue from these sales is deferred, representing the estimated fair value of the transportation component of the sold mileage credits. The deferred revenue for the transportation component is amortized on a straight-line basis over the period in which the credits are expected to be redeemed for travel as passenger revenue, which is currently estimated to be 28 months. The marketing component, which is earned at the time the miles are sold, is recognized in other revenues at the time of the sale. As of December 31, 2009 and 2008, the Company had $212 million and $240 million, respectively, in deferred revenue from the sale of mileage credits included in other accrued expenses on its consolidated balance sheets.

(l)	Derivative Instruments

The Company has from time to time utilized heating oil-based derivative instruments to hedge a portion of its exposure to jet fuel price increases. These instruments consisted of no premium collars. All derivatives were marked to fair value on the balance sheet with adjustments to fair value recorded in the income statement. The Company does not purchase or hold any derivative financial instruments for trading purposes. Since the third quarter of 2008, the Company has not entered into any new fuel hedging transactions and, as of December 31, 2009, the Company had no remaining outstanding fuel hedging contracts. As of December 31, 2008, the Company had open fuel hedging instruments in place, which did not qualify for hedge accounting. Accordingly, the derivative hedging instruments were recorded as an asset or liability on the consolidated balance sheets at fair value and any changes in fair value were recorded as gains or losses on fuel hedging instruments, net in operating expenses in the accompanying consolidated statements of operations in the period of change. See Note 6(a) for additional information on the Company’s fuel hedging instruments.

(m)	Deferred Gains and Credits, Net

In 2005, the Company’s co-branded credit card provider, Barclays Bank Delaware, formerly Juniper Bank, paid AWA $150 million in bonuses, consisting of a $20 million bonus pursuant to AWA’s original credit card agreement with Juniper and a $130 million bonus following the effectiveness of the merger, subject to certain conditions.

In the event Barclays, at its option, terminates the amended agreement prior to March 31, 2013 due to the Company’s breach of its obligations under the amended credit card agreement, or upon the occurrence of certain other events, then the Company must repay a portion of the bonus, which declines monthly according to a formula. The Company will have no obligation to repay any portion of the bonus payments after March 31, 2013.

At the time of payment, the entire $150 million was recorded as deferred revenue. The Company began recognizing revenue from the bonus payments on April 1, 2009. The revenue from the bonus payments will be recognized on a straight-line basis through March 31, 2017, the expiration date of the amended Barclays co-branded credit card agreement.

In connection with fresh-start reporting and purchase accounting for US Airways in 2005 and fresh-start reporting for AWA upon emergence from bankruptcy in 1994, aircraft operating leases were adjusted to fair value and deferred credits were established in the accompanying consolidated balance sheets, which represented the net present value of the difference between the stated lease rates and the fair market rates. These deferred credits are amortized on a straight-line basis as a reduction in rent expense over the applicable lease periods. At December 31, 2009 and 2008, the unamortized balance of the deferred credits was $74 million and $93 million, respectively. The Company expects to amortize $13 million in 2010, $9 million in 2011, $9 million in 2012, $7 million in 2013, $6 million in 2014 and $30 million thereafter to aircraft rent expense related to these leasehold interests.

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

Selling expenses include commissions, credit card fees, computerized reservations systems fees, advertising and promotional expenses. Advertising and promotional expenses are expensed when incurred. Advertising and promotional expenses for the years ended December 31, 2009, 2008 and 2007 were $11 million, $10 million and $16 million, respectively.

(q)	Stock-based Compensation

The Company accounts for its stock-based compensation expense based on the fair value of the stock award at the time of grant, which is recognized ratably over the vesting period of the stock award. The fair value of stock options and stock appreciation rights is estimated using a Black-Scholes option pricing model. The fair value of restricted stock units is based on the market price of the underlying shares of common stock on the date of grant. See Note 15 for further discussion of stock-based compensation.

(r)	Express Expenses

Expenses associated with the Company’s wholly owned regional airlines and affiliate regional airlines operating as US Airways Express are classified as Express expenses on the consolidated statements of operations. Express expenses consist of the following (in millions):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Aircraft fuel and related taxes	$609	$1,137	$765
Salaries and related costs	246	244	245
Capacity purchases	1,059	1,049	987
Aircraft rent	51	51	51
Aircraft maintenance	81	74	76
Other rent and landing fees	121	115	112
Selling expenses	154	163	157
Depreciation and amortization	25	25	23
Special items, net	3	—	—
Other expenses	170	191	178

Express expenses	$2,519	$3,049	$2,594

(s)	Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162.” SFAS No. 168 establishes the FASB Accounting Standards Codificationtm (the “Codification” or “ASC”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. Effective July 1, 2009, the Codification superseded all existing non-SEC accounting and reporting standards.

In April 2009, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standards (“FAS”) 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” as adopted by the Codification on July 1, 2009. This FSP changes existing guidance for determining whether an impairment of debt securities is other-than-temporary. The FSP requires other-than-temporary impairments to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses) which is recognized in earnings and the amount related to other factors (referred to as noncredit losses) which is recognized in other comprehensive income. This noncredit loss component of the impairment may only be classified in other comprehensive income if both of the following conditions are met (a) the holder of the security concludes that it does not intend to sell the security and (b) the holder concludes that it is more likely than not that the holder will not be required to sell the security before the security recovers its value. If these conditions are not met, the noncredit loss must also be recognized in earnings. When adopting the FSP, an entity is required to record a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. The Company adopted FSP FAS 115-2 and FAS 124-2 as of April 1, 2009. The Company does not meet the conditions necessary to recognize the noncredit loss component of its auction rate securities in other comprehensive income. Accordingly, the Company did not reclassify any previously recognized other-than-temporary impairment losses from retained earnings to accumulated other comprehensive income and the adoption of FSP FAS 115-2 and FAS 124-2 had no material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation (“FIN”) No. 46(R),” which was codified in December 2009 with the issuance of Accounting Standards Update (“ASU”) No. 2009-17, “Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU No. 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASU No. 2009-17 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU No. 2009-17 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The Company is currently evaluating the requirements of ASU No. 2009-17 and has not yet determined the impact on its consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements.” ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. A company may elect, but will not be required, to adopt the amendments in ASU No. 2009-13 retrospectively for all prior periods. The Company is currently evaluating the requirements of ASU No. 2009-13 and has not yet determined the impact on the Company’s consolidated financial statements.

2.	Special Items, Net

Special items, net as shown on the consolidated statements of operations include the following charges (in millions):

	Year Ended December 31,
	2009	2008	2007

Aircraft costs (a)	$22	$14	$—
Asset impairment charges (b)	16	18	—
Severance and other charges (c)	11	9	—
Liquidity improvement costs (d)	6	—	—
Merger-related transition expenses (e)	—	35	99

Total	$55	$76	$99

(a)	In 2009 and 2008, the Company recorded $22 million and $14 million, respectively, in aircraft costs as a result of its previously announced capacity reductions.

(b)	In 2009, the Company recorded $16 million in non-cash impairment charges due to the decline in fair value of certain indefinite lived intangible assets associated with its international routes. See Note 1(i) for further discussion of these charges. In 2008, the Company recorded $18 million in non-cash charges related to the decline in fair value of certain spare parts associated with its Boeing 737 aircraft fleet. See Notes 1(f) and 1(g) for further discussion of these charges.

(c)	In 2009, the Company recorded $11 million in severance and other charges. The Company expects $4 million will be substantially paid by the end of the first quarter of 2010, with the remaining balance scheduled for payment later in 2010. In 2008, the Company recorded $9 million in severance charges as a result of its capacity reductions.

(d)	In 2009, the Company incurred $6 million in costs related to its liquidity improvement program, which primarily consisted of professional and legal fees.

(e)	In 2008, in connection with the effort to consolidate functions and integrate the Company’s organizations, procedures and operations, the Company incurred $35 million of merger-related transition expenses. These expenses included $12 million in uniform costs to transition employees to the new US Airways uniforms; $5 million in applicable employment tax expenses related to contractual benefits granted to certain current and former employees as a result of the merger; $6 million in compensation expenses for equity awards granted in connection with the merger to retain key employees through the integration period; $5 million of aircraft livery costs; $4 million in professional and technical fees related to the integration of the Company’s airline operations systems and $3 million in other expenses.

In 2007, the Company incurred $99 million of merger-related transition expenses. These expenses included $13 million in training and related expenses; $19 million in compensation expenses for equity awards granted in connection with the merger to retain key employees through the integration period; $20 million of aircraft livery costs; $37 million in professional and technical fees related to the integration of the Company’s airline operations systems; $1 million in employee moving expenses; $4 million related to reservation system migration expenses and $5 million of other expenses.

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

	Year Ended December 31,
	2009	2008	2007

Basic earnings (loss) per share:
Net income (loss)	$(205)	$(2,215)	$423

Weighted average common shares outstanding (in thousands)	133,000	100,168	91,536

Basic earnings (loss) per share	$(1.54)	$(22.11)	$4.62

Diluted earnings (loss) per share:
Net income (loss)	(205)	(2,215)	423
Interest expense on 7% senior convertible notes	—	—	9

Income (loss) for purposes of computing diluted earnings (loss) per share	$(205)	$(2,215)	$432

Share computation (in thousands):
Weighted average common shares outstanding	133,000	100,168	91,536
Dilutive effect of stock awards	—	—	1,017
Assumed conversion of 7% senior convertible notes	—	—	3,050

Weighted average common shares outstanding as adjusted	133,000	100,168	95,603

Diluted earnings (loss) per share:	$(1.54)	$(22.11)	$4.52

For the year ended December 31, 2009, 11,479,742 shares underlying stock options, stock appreciation rights and restricted stock units were not included in the computation of diluted EPS because inclusion of such shares would be antidilutive or because the exercise prices were greater than the average market price of common stock for the period. In addition, 3,048,914 incremental shares from the assumed conversion of the 7% Senior Convertible Notes due 2020 (the “7% notes”) and 23,954,303 incremental shares from the assumed conversion of the 7.25% Convertible Senior Notes due 2014 (the “7.25% notes”) were excluded from the computation of diluted EPS due to their antidilutive effect.

For the year ended December 31, 2008, 8,181,340 shares underlying stock options, stock appreciation rights and restricted stock units were not included in the computation of diluted EPS because inclusion of such shares would be antidilutive or because the exercise prices were greater than the average market price of common stock for the period. In addition, 3,048,914 incremental shares from assumed conversion of the 7% notes were excluded from the computation of diluted EPS due to their antidilutive effect.

For the year ended December 31, 2007, 2,916,762 shares underlying stock options, stock appreciation rights and restricted stock units were not included in the computation of diluted EPS because inclusion of such shares would be antidilutive or because the exercise prices were greater than the average market price of common stock for the period.

4.	Debt

The following table details the Company’s debt (in millions). Variable interest rates listed are the rates as of December 31, 2009.

	December 31,	December 31,
	2009	2008

Secured
Citicorp North America loan, variable interest rate of 2.78%, installments due through 2014 (a)	$1,168	$1,184
Equipment loans, aircraft pre-delivery payment financings and other notes payable, fixed and variable interest rates ranging from 1.63% to 10.28%, averaging 4.94%, maturing from 2010 to 2021 (b)	2,201	1,674
Aircraft enhanced equipment trust certificates (“EETCs”), fixed interest rates ranging from 7.08% to 9.01%, averaging 7.79%, maturing from 2015 to 2022 (c)	505	540
Slot financing, fixed interest rate of 8.08%, interest only payments until due in 2015 (d)	47	47
Capital lease obligations, interest rate of 8%, installments due through 2021 (e)	37	39
Senior secured discount notes, variable interest rate of 8.39%, due in 2010 (f)	32	32

	3,990	3,516
Unsecured
Barclays prepaid miles, variable interest rate of 4.98%, interest only payments (g)	200	200
Airbus advance, repayments beginning in 2010 through 2018 (h)	247	207
7% senior convertible notes, interest only payments until due in 2020 (i)	74	74
7.25% convertible senior notes, interest only payments until due in 2014 (j)	172	—
Engine maintenance notes (k)	36	72
Industrial development bonds, fixed interest rate of 6.3%, interest only payments until due in 2023 (l)	29	29
Note payable to Pension Benefit Guaranty Corporation, fixed interest rate of 6%, interest only payments until due in 2012 (m)	10	10
Other notes payable, due in 2010	35	45

	803	637

Total long-term debt and capital lease obligations	4,793	4,153
Less: Total unamortized discount on debt	(267)	(168)
Current maturities, less $9 million and $10 million of unamortized discount on debt at December 31, 2009 and December 31, 2008, respectively	(502)	(362)

Long-term debt and capital lease obligations, net of current maturities	$4,024	$3,623

(a)	On March 23, 2007, US Airways Group entered into a term loan credit facility with Citicorp North America, Inc., as administrative agent, and a syndicate of lenders pursuant to which US Airways Group borrowed an aggregate principal amount of $1.6 billion. US Airways, AWA and certain other subsidiaries of US Airways Group are guarantors of the Citicorp credit facility.

The Citicorp credit facility bears interest at an index rate plus an applicable index margin or, at the Company’s option, LIBOR plus an applicable LIBOR margin for interest periods of one, two, three or six months. The applicable index margin, subject to adjustment, is 1.00%, 1.25% or 1.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or greater than $1 billion, respectively. The applicable LIBOR margin, subject to adjustment, is 2.00%, 2.25% or 2.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or greater than $1 billion, respectively. In addition, interest on the Citicorp credit facility may be adjusted based on the credit rating for the Citicorp credit facility as follows: (i) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least one subgrade better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be the lower of 2.25% and the rate otherwise applicable based upon the adjusted Citicorp credit facility balance and (B) the applicable index margin will be the lower of 1.25% and the rate otherwise applicable based upon the Citicorp credit facility principal balance, and (ii) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least two subgrades better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be 2.00% and (B) the applicable index margin will be 1.00%. As of December 31, 2009, the interest rate on the Citicorp credit facility was 2.78% based on a 2.50% LIBOR margin.

The Citicorp credit facility matures on March 23, 2014, and is repayable in seven annual installments with each of the first six installments to be paid on each anniversary of the closing date in an amount equal to 1% of the initial aggregate principal amount of the loan and the final installment to be paid on the maturity date in the amount of the full remaining balance of the loan.

In addition, the Citicorp credit facility requires certain mandatory prepayments upon the occurrence of specified events, establishes certain financial covenants, including minimum cash requirements and maintenance of certain minimum ratios, contains customary affirmative covenants and negative covenants and contains customary events of default. The Citicorp credit facility requires the Company to maintain consolidated unrestricted cash and cash equivalents of not less than $850 million, with not less than $750 million (subject to partial reductions upon certain reductions in the outstanding principal amount of the loan) of that amount held in accounts subject to control agreements, which would become restricted for use by the Company if certain adverse events occur per the terms of the agreement. In addition, the Citicorp credit facility amendment provides that the Company may issue debt in the future with a second lien on the assets pledged as collateral under the Citicorp credit facility.

(b)  The following are the significant secured financing agreements entered into in 2009:

US Airways borrowed $825 million in 2009 to finance Airbus aircraft deliveries through a combination of facility agreements and manufacturer backstop financing. These financings bear interest at a rate of LIBOR plus an applicable margin and contain default provisions and other covenants that are typical in the industry.

US Airways borrowed an additional $120 million in 2009 under its spare parts loan agreement. The spare parts loan agreement bears interest at a rate of LIBOR plus a margin per annum and is secured by a first priority security interest in substantially all of US Airways’ rotable, repairable and expendable aircraft spare parts. The spare parts loan agreement matures on October 20, 2014.

In 2009, US Airways sold 10 of its Embraer 190 aircraft to Republic. In connection with this transaction, Republic assumed $216 million of debt outstanding on the 10 Embraer 190 aircraft and US Airways was released from its obligations associated with the debt assumed.

(c)	The equipment notes underlying these EETCs are the direct obligations of US Airways and cover the financing of 19 aircraft. See Note 9(c) for further discussion.

(d)	In September 2005, US Airways entered into an agreement with Republic to sell and leaseback certain of its commuter slots at Ronald Reagan Washington National Airport and New York LaGuardia Airport. US Airways continues to hold the right to repurchase the slots anytime after the second anniversary of the slot sale-leaseback transaction. These transactions were accounted for as secured financings. Installments are due monthly through 2015. In December 2006, Republic and US Airways modified terms of the agreement to conform to subsequent regulatory changes at LaGuardia, and the LaGuardia slots were returned to US Airways. The need for a subsequent modification was fully contemplated in the original agreement.

(e)	Capital lease obligations consist principally of certain airport maintenance and facility leases which expire in 2018 and 2021.

(f)	On December 27, 2004, AWA raised additional capital by financing its Phoenix maintenance facility and flight training center. The flight training center was previously unencumbered, and the maintenance facility became unencumbered earlier in 2004 when AWA refinanced its term loan. Using its leasehold interest in these two facilities as collateral, AWA, through a wholly owned subsidiary named FTCHP LLC, raised $31 million through the issuance of senior secured discount notes. The notes were issued by FTCHP at a discount pursuant to the terms of a senior secured term loan agreement among AWA, FTCHP, Heritage Bank SSB, as administrative agent, Citibank, N.A., as the initial lender, and the other lenders from time to time party thereto. Citibank, N.A. subsequently assigned all of its interests in the notes to third-party lenders.

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

In connection with this financing, AWA sold all of its leasehold interests in the maintenance facility and flight training center to FTCHP and entered into subleases for the facilities with FTCHP at lease rates expected to approximate the interest payments due under the notes. In addition, AWA agreed to make future capital contributions to FTCHP in amounts sufficient to cover principal payments and other amounts owing pursuant to the notes and the loan agreement. As part of the transfer of substantially all of AWA’s assets and liabilities to US Airways in connection with the combination of all mainline airline operations under one Federal Aviation Administration (“FAA”) operating certificate on September 26, 2007, AWA assigned its subleases for the facilities with FTCHP to US Airways. In addition, US Airways assumed all of the obligations of AWA in connection with the financing and joined the guarantee of the payment and performance of FTCHP’s obligations under the notes and the loan agreement. In 2009, the maturity date of the loan agreement was extended to March 31, 2010.

(g)	US Airways Group is a party to a co-branded credit card agreement with Barclays Bank Delaware. The co-branded credit card agreement provides for, among other things, the pre-purchase of frequent flyer miles in the aggregate amount of $200 million, which amount was paid by Barclays in October 2008. The Company pays interest to Barclays on the outstanding dollar amount of the pre-purchased miles at the rate of LIBOR plus a margin. This transaction was treated as a financing transaction for accounting purposes using an effective interest rate commensurate with the Company’s credit rating.

Barclays has agreed that for each month that specified conditions are met it will pre-purchase additional miles on a monthly basis in an amount equal to the difference between $200 million and the amount of unused miles then outstanding. Commencing in January 2012, the $200 million will be reduced over a period of up to approximately two years. Among the conditions to this monthly purchase of miles is a requirement that US Airways Group maintain an unrestricted cash balance, as defined in the agreement, of at least $1.35 billion for the months of March through November and $1.25 billion for the months of January, February and December. The Company may repurchase any or all of the pre-purchased miles at any time, from time to time, without penalty. The agreement expires in 2017.

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

(i)	On September 30, 2005, US Airways Group issued $144 million aggregate principal amount of the 7% notes for net proceeds of approximately $139 million. The 7% notes are the Company’s senior unsecured obligations and rank equally in right of payment to its other senior unsecured and unsubordinated indebtedness and are effectively subordinated to its secured indebtedness to the extent of the value of assets securing such indebtedness. The 7% notes are fully and unconditionally guaranteed, jointly and severally and on a senior subordinated basis, by US Airways and AWA. The guarantees are the guarantors’ unsecured obligations and rank equally in right of payment to the other senior unsecured and unsubordinated indebtedness of the guarantors and are effectively subordinated to the guarantors’ secured indebtedness to the extent of the value of assets securing such indebtedness.

The 7% notes bear interest at the rate of 7% per year payable in cash semiannually in arrears on March 30 and September 30 of each year, beginning March 30, 2006. The 7% notes mature on September 30, 2020.

Holders may convert, at any time prior to the earlier of the business day prior to the redemption date and the second business day preceding the maturity date, any outstanding notes (or portions thereof) into shares of US Airways Group common stock, at an initial conversion rate of 41.4508 shares of US Airways Group common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of $24.12 per share). If a holder elects to convert its notes in connection with certain specified fundamental changes that occur prior to October 5, 2015, the holder will be entitled to receive additional shares of US Airways Group common stock as a make-whole premium upon conversion. In lieu of delivery of shares of US Airways Group common stock upon conversion of all or any portion of the notes, the Company may elect to pay holders surrendering notes for conversion, cash or a combination of shares and cash.

Holders may require the Company to purchase for cash or shares or a combination thereof, at the Company’s election, all or a portion of their 7% notes on September 30, 2010 and September 30, 2015 at a purchase price equal to 100% of the principal amount of the 7% notes to be repurchased plus accrued and unpaid interest, if any, to the purchase date. In addition, if the Company experiences a specified fundamental change, holders may require the Company to purchase for cash, shares or a combination thereof, at its election, all or a portion of their 7% notes, subject to specified exceptions, at a price equal to 100% of the principal amount of the 7% notes plus accrued and unpaid interest, if any, to the purchase date. Prior to October 5, 2010, the 7% notes will not be redeemable at the Company’s option. The Company may redeem all or a portion of the 7% notes at any time on or after October 5, 2010, at a price equal to 100% of the principal amount of the 7% notes plus accrued and unpaid interest, if any, to the redemption date if the closing price of US Airways Group common stock has exceeded 115% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the trading day before the date on which the Company mails the optional redemption notice.

In 2006, $70 million of the $144 million outstanding principal amount was converted into 2,909,636 shares of common stock. In connection with the conversion, the Company paid a premium of $17 million to the holders of the converted notes, which was recorded in other nonoperating expenses.

As the 7% notes can be settled in cash upon conversion, for accounting purposes, the 7% notes were bifurcated into a debt component that was initially recorded at fair value and an equity component. The following table details the debt and equity components recognized related to the 7% notes (in millions):

	December 31,	December 31,
	2009	2008

Principal amount of 7% senior convertible notes	$74	$74
Unamortized discount on debt	(5)	(11)
Net carrying amount of 7% senior convertible notes	69	63
Additional paid-in capital	40	40

At December 31, 2009, the remaining period over which the unamortized discount will be recognized is nine months.

The following table details interest expense recognized related to the 7% notes (in millions):

	Year Ended December 31,
	2009	2008	2007

Contractual coupon interest	$5	$5	$5
Amortization of discount	6	5	4

Total interest expense	$11	$10	$9

At December 31, 2009, the if-converted value of the 7% notes did not exceed the principal amount.

(j)	In May 2009, US Airways Group issued $172 million aggregate principal amount of the 7.25% notes for net proceeds of approximately $168 million. The 7.25% notes bear interest at a rate of 7.25% per annum, which shall be payable semi-annually in arrears on each May 15 and November 15. The 7.25% notes mature on May 15, 2014.

Holders may convert their 7.25% notes at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date for the 7.25% notes. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of US Airways Group common stock or a combination thereof at the Company’s election. The initial conversion rate for the 7.25% notes is 218.8184 shares of US Airways Group common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of $4.57 per share). Such conversion rate is subject to adjustment in certain events.

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

As the 7.25% notes can be settled in cash upon conversion, for accounting purposes, the 7.25% notes were bifurcated into a debt component that was initially recorded at fair value and an equity component. The following table details the debt and equity components recognized related to the 7.25% notes (in millions):

December 31,
2009

Principal amount of 7.25% convertible senior notes	$172
Unamortized discount on debt	(92)
Net carrying amount of 7.25% convertible senior notes	80
Additional paid-in capital	96

At December 31, 2009, the remaining period over which the unamortized discount will be recognized is 4.4 years.

The following table details interest expense recognized related to the 7.25% notes (in millions):

December 31,
2009

Contractual coupon interest	$8
Amortization of discount	6

Total interest expense	$14

At December 31, 2009, the if-converted value of the 7.25% notes exceeded the principal amount by $10 million.

(k)	In December 2004, deferred charges under US Airways’ maintenance agreements with GE Engine Services, Inc. were converted into an unsecured term note. Interest on the note accrues at LIBOR plus 4%, and became payable beginning in January 2008, with principal and interest payments due in 48 monthly installments through 2011. The outstanding balance on the note at December 31, 2009 was $26 million at an interest rate of 4.5%.

In October 2008, US Airways entered into a promissory note with GE Engine Services, Inc. pursuant to which maintenance payments of up to $40 million due from October 2008 through March 2009 under US Airways’ Engine Service Agreement were deferred. Interest on the note accrues at 14%, and the first of 12 monthly principal and interest payments commenced in April 2009. The outstanding balance on the note at December 31, 2009 was $10 million.

(l)	The industrial development revenue bonds are due April 2023. Interest at 6.3% is payable semiannually on April 1 and October 1. The bonds are subject to optional redemption prior to the maturity date on or after April 1, 2008, in whole or in part, on any interest payment date at the following redemption prices: 102% on April 1 or October 1, 2008; 101% on April 1 or October 1, 2009; and 100% on April 1, 2010 and thereafter.

(m)	In connection with US Airways Group’s emergence from bankruptcy in September 2005, it reached a settlement with the Pension Benefit Guaranty Corporation (“PBGC”) related to the termination of three of its defined benefit pension plans. The settlement included the issuance of a $10 million note which matures in 2012 and bears interest at 6% payable annually in arrears.

Secured financings are collateralized by assets, primarily aircraft, engines, simulators, rotable aircraft parts and hangar and maintenance facilities. At December 31, 2009, the estimated maturities of long-term debt and capital leases are as follows (in millions):

2010	$511
2011	350
2012	421
2013	371
2014	1,541
Thereafter	1,599

$4,793

Certain of the Company’s long-term debt agreements contain significant minimum cash balance requirements and other covenants with which the Company was in compliance at December 31, 2009. Certain of the Company’s long-term debt agreements contain cross-default provisions, which may be triggered by defaults by US Airways or US Airways Group under other agreements relating to indebtedness.

5.	Income Taxes

The Company accounts for income taxes using the asset and liability method. The Company files a consolidated federal income tax return with its wholly owned subsidiaries. The Company and its wholly owned subsidiaries allocate tax and tax items, such as net operating losses (“NOLs”) and net tax credits, between members of the group based on their proportion of taxable income and other items. Accordingly, the Company’s tax expense is based on taxable income, taking into consideration allocated tax loss carryforwards/carrybacks and tax credit carryforwards.

The Company reported a loss in 2009, which increased its NOLs. As of December 31, 2009, the Company has approximately $2.13 billion of gross NOLs to reduce future federal taxable income. All of the Company’s NOLs are available to reduce federal taxable income in the calendar year 2010. The NOLs expire during the years 2022 through 2029.

The Company’s net deferred tax assets, which include $2.06 billion of the NOLs, have been subject to a full valuation allowance. The Company also has approximately $90 million of tax-effected state NOLs at December 31, 2009. At December 31, 2009, the federal and state valuation allowance is $546 million and $77 million, respectively, all of which will reduce future tax expense when recognized.

For the year ended December 31, 2009, the Company recorded a tax benefit of $38 million. Of this amount, $21 million was due to a non-cash income tax benefit related to gains recorded within other comprehensive income during 2009. Generally accepted accounting principles (“GAAP”) require all items be considered (including items recorded in other comprehensive income) in determining the amount of tax benefit that results from a loss from continuing operations that should be allocated to continuing operations. In accordance with GAAP, the Company recorded a tax benefit on the loss from continuing operations, which was exactly offset by income tax expense on other comprehensive income as follows:

		Change in
	Net Loss Income	Other Comprehensive
	Statement	Income

Pre-allocation	$(226)	$46
Tax allocation	21	(21)

As presented	$(205)	$25

As the income tax expense on other comprehensive income is equal to the income tax benefit recognized in continuing operations, the Company’s total comprehensive loss is unchanged. In addition, the Company’s net deferred tax position at December 31, 2009 is not impacted by this tax allocation.

In addition, the Company recorded a $14 million benefit related to a legislation change allowing the Company to carry back 100% of 2008 Alternative Minimum Tax liability (“AMT”) net operating losses, resulting in the recovery of AMT amounts paid in prior years. The Company also recognized a $3 million tax benefit related to the reversal of the deferred tax liability associated with the indefinite lived intangible assets that were impaired during 2009.

For the year ended December 31, 2008, the Company reported a loss, which increased its NOLs, and it did not record a tax provision.

For the year ended December 31, 2007, the Company utilized NOLs to reduce its income tax obligation. Utilization of these NOLs resulted in a corresponding decrease in the valuation allowance. As this valuation allowance was established through the recognition of tax expense, the decrease in valuation allowance offset the Company’s tax provision dollar for dollar. The Company recognized $7 million of non-cash state income tax expense for the year ended December 31, 2007, as the Company utilized NOLs that were generated by US Airways prior to the merger. As these were acquired NOLs, the accounting rules in place at that time required that the decrease in the valuation allowance associated with these NOLs reduce goodwill instead of the provision for income taxes.

The Company is subject to AMT. In most cases, the recognition of AMT does not result in tax expense. However, since the Company’s net deferred tax asset is subject to a full valuation allowance, any liability for AMT is recorded as tax expense. The Company recorded AMT expense of $1 million for the year ended December 31, 2007. The Company also recorded $1 million of state income tax related to certain states where NOLs were not available or limited for the year ended December 31, 2007.

The components of the provision (benefit) for income taxes are as follows (in millions):

	Year Ended December 31,
	2009	2008	2007

Current provision:
Federal	$—	$1	$1
State	—	—	1

Total current	—	1	2
Deferred provision:
Federal	(38)	—	(1)
State	—	(1)	6

Total deferred	(38)	(1)	5

Provision (benefit) for income taxes	$(38)	$—	$7

Income tax expense (benefit) differs from amounts computed at the federal statutory income tax rate as follows (in millions):

	Year Ended December 31,
	2009	2008	2007

Income tax expense (benefit) at the federal statutory income tax rate	$(85)	$(775)	$151
Book expenses not deductible for tax purposes	17	229	13
State income tax expense, net of federal income tax expense (benefit)	(6)	(30)	30
Change in valuation allowance	74	575	(185)
AMT provision (benefit)	(14)	1	1
Allocation to other comprehensive income	(21)	—	—
Long-lived intangibles	(3)	—	—
Other, net	—	—	(3)

Total	$(38)	$—	$7

Effective tax rate	(15.7)%	—%	1.5%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2009 and 2008 are as follows (in millions):

	2009	2008

Deferred tax assets:
Net operating loss carryforwards	$779	$546
Property, plant and equipment	30	22
Investments	63	95
Financing transactions	41	25
Employee benefits	346	352
Dividend Miles awards	126	144
AMT credit carryforward	25	38
Other deferred tax assets	26	199
Valuation allowance	(623)	(646)

Net deferred tax assets	813	775

Deferred tax liabilities:
Depreciation and amortization	582	563
Sale and leaseback transactions and deferred rent	137	144
Leasing transactions	45	47
Long-lived intangibles	25	31
Other deferred tax liabilities	40	9

Total deferred tax liabilities	829	794

Net deferred tax liabilities	16	19

Less: current deferred tax liabilities	—	—

Non-current deferred tax liabilities	$16	$19

The reason for significant differences between taxable and pre-tax book income primarily relates to depreciation on fixed assets, employee pension and postretirement benefit costs, employee-related accruals and leasing transactions.

The Company files tax returns in the U.S. federal jurisdiction, and in various states and foreign jurisdictions. All federal and state tax filings for US Airways Group and its subsidiaries for fiscal years through December 31, 2008 have been timely filed. There are currently no federal audits and one state audit in process. The Company’s federal income tax year 2005 was closed by operation of the statute of limitations expiring, and there were no extensions filed. The Company files tax returns in 44 states, and its major state tax jurisdictions are Arizona, California, Pennsylvania and North Carolina. Tax years up to 2004 for these state tax jurisdictions are closed by operation of the statute of limitations expiring. Extensions for two states have been filed.

The Company believes that its income tax filing positions and deductions related to tax periods subject to examination will be sustained upon audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded.

6.	Risk Management and Financial Instruments

The Company’s economic prospects are heavily dependent upon two variables it cannot control: the health of the economy and the price of fuel. Due to the discretionary nature of business and leisure travel spending, airline industry revenues are heavily influenced by the condition of the U.S. economy and the economies in other regions of the world. Unfavorable economic conditions may result in decreased passenger demand for air travel, which in turn could have a negative effect on the Company’s revenues. Similarly, the airline industry may not be able to sufficiently raise ticket prices to offset increases in aviation jet fuel prices. These factors could impact the Company’s results of operations, financial performance and liquidity.

(a)	Fuel Price Risk

The Company periodically enters into derivative contracts comprised of heating oil-based derivative instruments to hedge a portion of its projected jet fuel requirements. Since the third quarter of 2008, the Company has not entered into any new fuel hedging transactions and, as of December 31, 2009, the Company had no remaining outstanding fuel hedging contracts.

The Company’s fuel hedging instruments did not qualify for hedge accounting. Accordingly, the derivative hedging instruments were recorded as an asset or liability on the balance sheet at fair value and any changes in fair value were recorded in the period of change as gains or losses on fuel hedging instruments, net in operating expenses in the accompanying consolidated statements of operations. The following table details the Company’s loss (gain) on fuel hedging instruments, net (in millions):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Realized loss (gain)	$382	$(140)	$(58)
Unrealized loss (gain)	(375)	496	(187)

Loss (gain) on fuel hedging instruments, net	$7	$356	$(245)

The unrealized gains in 2009 were related to the reversal of prior period unrealized losses due to contracts settling in 2009.

(b)	Credit Risk

Cash, Cash Equivalents and Investments in Marketable Securities

The Company invests available cash in money market securities and highly liquid debt instruments.

As of December 31, 2009, the Company held auction rate securities totaling $347 million at par value, which are classified as available-for-sale securities and noncurrent assets on the Company’s consolidated balance sheets.

Contractual maturities for these auction rate securities range from seven to 43 years, with 73% of the Company’s portfolio maturing within the next 10 years (2016 – 2017), 19% maturing within the next 30 years (2033 – 2036) and 8% maturing thereafter (2049 – 2052). With the liquidity issues experienced in the global credit and capital markets, all of the Company’s auction rate securities have experienced failed auctions since August 2007. The estimated fair value of these auction rate securities no longer approximates par value. At December 31, 2009, the fair value of the Company’s auction rate securities was $203 million. Refer to Note 7 for discussion on how the Company determines the fair value of its investments in auction rate securities.

During 2009, the Company sold certain investments in auction rate securities for net proceeds of $32 million. Additionally, the Company recorded net unrealized gains of $58 million in other comprehensive income related to the increase in fair value of certain investments in auction rate securities, as well as $10 million in other-than-temporary impairment charges recorded in other nonoperating expense, net related to the decline in fair value of certain investments in auction rate securities.

In 2008, the Company recorded $214 million of other-than-temporary impairment charges in other nonoperating expense, net. These charges included $48 million of previously recorded unrealized losses in other comprehensive income. The Company’s conclusion for the $214 million other-than-temporary impairment was due to the length of time and extent to which the fair value was less than cost for certain securities. In 2007, the Company recorded a $58 million decline in fair value. Of this decline in fair value, $48 million was deemed temporary and recorded to other comprehensive income and $10 million of the decline was deemed other-than-temporary and recorded to other nonoperating expense, net.

The Company continues to monitor the market for auction rate securities and consider its impact (if any) on the fair value of its investments. If the current market conditions deteriorate, the Company may be required to record additional impairment charges in other nonoperating expense, net in future periods.

Accounts Receivable

As of December 31, 2009, most of the Company’s receivables related to tickets sold to individual passengers through the use of major credit cards or to tickets sold by other airlines and used by passengers on US Airways or its regional airline affiliates. These receivables are short-term, mostly being settled within seven days after sale. Bad debt losses, which have been minimal in the past, have been considered in establishing allowances for doubtful accounts. The Company does not believe it is subject to any significant concentration of credit risk.

(c)	Interest Rate Risk

The Company has exposure to market risk associated with changes in interest rates related primarily to its variable rate debt obligations. Interest rates on $3.33 billion principal amount of long-term debt as of December 31, 2009 are subject to adjustment to reflect changes in floating interest rates. The weighted average effective interest rate on the Company’s variable rate debt was 3.98% at December 31, 2009.

The fair value of the Company’s long-term debt was approximately $3.95 billion and $3.31 billion at December 31, 2009 and 2008, respectively. The fair values were estimated using quoted market prices where available. For long-term debt not actively traded, fair values were estimated using a discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

7.	Fair Value Measurements

On January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (included in FASB ASC Topic 320, Investments – Debt and Equity Securities), which defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. This accounting guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, this accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1.	Observable inputs such as quoted prices in active markets;
Level 2.	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets measured at fair value on a recurring basis are as follows (in millions):

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs	Valuation
	Fair Value	(Level 1)	(Level 2)	(Level 3)	Technique

At December 31, 2009
Investments in marketable securities (noncurrent)	$203	$—	$—	$203	(1)
At December 31, 2008
Investments in marketable securities (noncurrent)	$187	$—	$—	$187	(1)
Fuel hedging derivatives	(375)	—	(375)	—	(2)

(1)	The Company estimated the fair value of its auction rate securities based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, passing a future auction, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions. Refer to Note 6(b) for further discussion of the Company’s investments in marketable securities.

(2)	As the Company’s fuel hedging derivative instruments were not traded on a market exchange, the fair values were determined using valuation models which included assumptions about commodity prices based on those observed in the underlying markets. The fair value of fuel hedging derivatives is recorded in accounts payable on the consolidated balance sheets. Refer to Note 6(a) for further discussion of the Company’s fuel hedging derivatives.

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (in millions):

Investments in
Marketable
Securities
(Noncurrent)

Balance at December 31, 2007	$353
Losses deemed to be other than temporary reclassified from other comprehensive income to other nonoperating expense, net	48
Impairment losses included in other nonoperating expense, net	(214)

Balance at December 31, 2008	187
Net unrealized gains recorded to other comprehensive income	58
Impairment losses included in other nonoperating expense, net	(10)
Sales of marketable securities	(32)

Balance at December 31, 2009	$203

Assets measured at fair value on a nonrecurring basis are as follows (in millions):

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs	Total
	Fair Value	(Level 1)	(Level 2)	(Level 3)	Losses

At December 31, 2009
International route authorities	$39	$—	$—	$39	$(16)

The Company performed the annual impairment test on its international route authorities during the fourth quarter of 2009. The fair values of international route authorities were assessed using the market approach. The market approach took into consideration relevant supply and demand factors at the related airport locations as well as available market sale and lease data. As a result of the Company’s annual impairment test on its international route authorities, the Company recorded a $16 million impairment charge related to the decline in fair value of certain international routes.

8.	Employee Pension and Benefit Plans

Substantially all of the Company’s employees meeting certain service and other requirements are eligible to participate in various pension, medical, dental, life insurance, disability and survivorship plans.

(a)	Defined Benefit and Other Postretirement Benefit Plans

The following table sets forth changes in the fair value of plan assets, benefit obligations and the funded status of the plans and the amounts recognized in the Company’s consolidated balance sheets as of December 31, 2009 and 2008 (in millions).

	Defined Benefit Pension Plans		Other Postretirement Benefits
	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008

Fair value of plan assets at beginning of period	$33	$46	$—	$—
Actual return on plan assets	7	(13)	—	—
Employer contributions	—	2	19	15
Plan participants’ contributions	—	—	17	23
Gross benefits paid	(2)	(2)	(36)	(38)

Fair value of plan assets at end of period	38	33	—	—

Benefit obligation at beginning of period	59	50	122	163
Service cost	1	1	2	2
Interest cost	3	3	9	9
Plan participants’ contributions	—	—	17	23
Actuarial (gain) loss	(4)	8	11	(33)
Gross benefits paid	(2)	(3)	(36)	(38)
Plan amendments	—	—	18	—
Effect of adopting the measurement date provisions of employers’ accounting for other postretirement benefit plans	—	—	—	(4)

Benefit obligation at end of period	57	59	143	122

Funded status of the plan	$(19)	$(26)	$(143)	$(122)

Liability recognized in the consolidated balance sheet	$(19)	$(26)	$(143)	$(122)

Net actuarial loss (gain) recognized in accumulated other comprehensive income	$5	$15	$(60)	$(80)

Defined benefit plans are measured as of December 31, 2009 and 2008. On January 1, 2008, the Company adopted the measurement date provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (included in FASB ASC Topic 960, Plan Accounting – Defined Benefit Pension Plans). The change in the Company’s other postretirement benefit obligation reflects a $4 million reduction in 2008, which includes $6 million of benefit payments, offset by $2 million of net periodic benefit costs for the period between the measurement date utilized in 2007, September 30, and the beginning of 2008. The $2 million of net periodic benefit costs was recorded as an adjustment to accumulated deficit.

The Company maintains two defined benefit pension plans sponsored by Piedmont. Piedmont closed one plan to new participants in 2002 and froze the accrued benefits for the other plan for all participants in 2003. The aggregate accumulated benefit obligations, projected benefit obligations and plan assets were $52 million, $57 million and

$38 million, as of December 31, 2009 and $54 million, $59 million and $33 million, as of December 31, 2008, respectively.

In connection with the ratification of new unified agreements that moved all of US Airways’ fleet services and maintenance and related employees to one labor contract, the Company’s postretirement benefit plans were amended effective as of January 1, 2009 to include all pre-merger AWA fleet service and maintenance and related employees.

The following table presents the weighted average assumptions used to determine benefit obligations:

	Defined Benefit Pension Plans		Other Postretirement Benefits
	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008

Discount rate	5.5%	5.5%	5.51%	5.98%
Rate of compensation increase	4%	4%	—	—

As of December 31, 2009 and 2008, the Company discounted its pension obligations based on the current rates earned on high quality Aa rated long-term bonds.

The Company assumed discount rates for measuring its other postretirement benefit obligations, based on a hypothetical portfolio of high quality publicly traded U.S. bonds (Aa rated, non-callable or callable with make-whole provisions), for which the timing and cash outflows approximate the estimated benefit payments of the other postretirement benefit plans.

As of December 31, 2009, the assumed health care cost trend rates are 8% in 2010 and 7.5% in 2011, decreasing to 5.5% in 2015 and thereafter. As of December 31, 2008, the assumed health care cost trend rates are 9% in 2009 and 8% in 2010, decreasing to 5.5% in 2015 and thereafter. The assumed health care cost trend rates could have a significant effect on amounts reported for retiree health care plans. A one-percentage point change in the health care cost trend rates would have the following effects on other postretirement benefits as of December 31, 2009 (in millions):

	1% Increase	1% Decrease

Effect on total service and interest costs	$1	$(1)
Effect on postretirement benefit obligation	9	(8)

Weighted average assumptions used to determine net periodic benefit cost were as follows:

	Defined Benefit Pension Plans			Other Postretirement Benefits
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2009	2008	2007	2009	2008	2007

Discount rate	5.5%	6%	5.75%	5.98%	5.94%	5.67%
Expected return on plan assets	8%	8%	8%	—	—	—
Rate of compensation increase	4%	4%	4%	—	—	—

Components of the net and total periodic cost for pension and other postretirement benefits are as follows (in millions):

	Defined Benefit Pension Plans			Other Postretirement Benefits
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2009	2008	2007	2009	2008	2007

Service cost	$1	$1	$2	$2	$2	$3
Interest cost	3	3	3	9	9	12
Expected return on plan assets	(3)	(4)	(3)	—	—	—
Amortization of actuarial loss (gain) (1)	1	—	—	(6)	(2)	—

Total periodic costs	$2	$—	$2	$5	$9	$15

(1)	The estimated actuarial gain for other postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2010 is $4 million.

In 2010, the Company expects to contribute $13 million to its other postretirement plans. No contributions are expected in 2010 for the Company’s defined benefit plans. The following benefits, which reflect expected future service, as appropriate, are expected to be paid from the defined benefit and other postretirement plans (in millions):

		Other
		Postretirement
	Defined Benefit	Benefits before
	Pension Plans	Medicare Subsidy	Medicare Subsidy

2010	$2	$13	$—
2011	2	13	—
2012	2	12	—
2013	2	12	—
2014	2	13	—
2015 to 2019	14	66	(2)

The Company assumed that its pension plans’ assets would generate a long-term rate of return of 8% at December 31, 2009. The expected long-term rate of return assumption was developed by evaluating input from the plans’ investment consultants, including their review of asset class return expectations and long-term inflation assumptions.

The Company’s overall investment strategy is to achieve long-term investment growth. The Company’s targeted asset allocation as of December 31, 2009 is approximately 65% equity securities and 35% fixed-income securities. Equity securities primarily include mutual funds invested in large-cap and mid-cap U.S. and international companies. Fixed-income securities primarily include mutual funds invested in U.S. treasuries and corporate bonds. The Company believes that its long-term asset allocation on average will approximate the targeted allocation. The Company regularly reviews its actual asset allocation and periodically rebalances its investments to its targeted allocation when considered appropriate.

The fair value of pension plan assets by asset category is as follows (in millions):

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

At December 31, 2009
Mutual funds	$38	$38	$—	$—

As of December 31, 2009, the plan’s mutual funds were invested 53% in equity securities of large-cap and mid-cap U.S. companies, 33% in U.S. treasuries and corporate bonds, 11% in equity securities of large-cap international companies and 3% in equity securities of emerging market companies. The mutual fund shares are classified as Level 1 instruments and valued at quoted prices in an active market exchange, which represents the net asset value of shares held by the pension plan.

(b)	Defined Contribution Plans

The Company sponsors several defined contribution plans which cover a majority of its employee groups. The Company makes contributions to these plans based on the individual plan provisions, including an employer non-discretionary contribution and an employer match. These contributions are generally made based upon eligibility, eligible earnings and employee group. Expenses related to these plans were $98 million, $96 million and $81 million for the years ended December 31, 2009, 2008, and 2007, respectively.

(c)	Postemployment Benefits

The Company provides certain postemployment benefits to its employees. These benefits include disability-related and workers’ compensation benefits for certain employees. The Company accrues for the cost of such benefit expenses once an appropriate triggering event has occurred. In 2007, the Company recorded a $99 million charge to increase long-term disability obligations for US Airways’ pilots as a result of a change in the FAA-mandated retirement age for pilots from 60 to 65.

(d)	Profit Sharing Plans

Most non-executive employees of US Airways are eligible to participate in the 2005 Profit Sharing Plan, an annual bonus program. Annual bonus awards are paid from a profit-sharing pool equal to (i) 10% of the annual profits of US Airways Group (excluding unusual items) for pre-tax profit margins up to 10%, plus (ii) 15% of the annual profits of US Airways Group (excluding unusual items) for pre-tax profit margins greater than 10%. Awards are paid as a lump sum no later than March 15 after the end of each fiscal year. The Company recorded no amounts in 2009 and 2008 for profit sharing as the Company had a net loss in these years excluding special items and recorded $49 million for profit sharing in 2007, which is recorded in salaries and related costs.

9.	Commitments and Contingencies

(a)	Commitments to Purchase Flight Equipment and Maintenance Services

Aircraft and Engine Purchase Commitments

US Airways has definitive purchase agreements with Airbus for the acquisition of 134 aircraft, including 97 single-aisle A320 family aircraft and 37 widebody aircraft (comprised of 22 A350 XWB aircraft and 15 A330-200 aircraft), of which 30 aircraft have been delivered through December 31, 2009. Deliveries of the A320 family aircraft commenced during 2008 with the delivery of five A321 aircraft. During 2009, US Airways took delivery of 18 Airbus A321 aircraft, five A330-200 aircraft and two Airbus A320 aircraft. Of the 20 A320 family aircraft, 11 were financed using manufacturer backstop financing, eight were financed through existing financing facilities and one was financed through a leasing transaction. Of the five A330-200 aircraft, three were financed through leasing transactions and two were financed through new loan agreements.

In November 2009, US Airways amended its purchase agreements with Airbus to defer 54 Airbus aircraft originally scheduled for delivery between 2010 and 2012 to 2013 and beyond. These deferral arrangements will reduce the Company’s aircraft capital expenditures over the next three years by approximately $2.5 billion and reduce near- and medium-term obligations to Airbus and others by approximately $132 million. US Airways now plans to take delivery of 28 Airbus aircraft between 2010 and 2012, consisting of four aircraft in 2010 (two A320 aircraft and two A330 aircraft) and 24 A320 family aircraft in 2011-2012. In addition, commencement of US Airways’ Airbus A350 XWB operations, with aircraft deliveries originally scheduled to start in 2015, will now be postponed to 2017.

US Airways has agreements for the purchase of eight new IAE V2500-A5 spare engines scheduled for delivery through 2014 for use on the Airbus A320 family fleet, three new Trent 700 spare engines scheduled for delivery through 2013 for use on the Airbus A330-200 fleet and three new Trent XWB spare engines scheduled for delivery in 2017 through 2019 for use on the Airbus A350 XWB aircraft. US Airways has taken delivery of two of the Trent 700 spare engines and one of the V2500-A5 spare engines, which were financed through leasing transactions.

Under all of the Company’s aircraft and engine purchase agreements, the Company’s total future commitments as of December 31, 2009 are expected to be approximately $6.09 billion through 2019 as follows: $296 million in 2010, $504 million in 2011, $579 million in 2012, $1.15 billion in 2013, $932 million in 2014 and $2.63 billion thereafter, which includes predelivery deposits and payments. The Company has financing commitments for all Airbus aircraft scheduled for delivery during 2010 to 2012.

(b)	Leases

The Company leases certain aircraft, engines, and ground equipment, in addition to the majority of its ground facilities and terminal space. As of December 31, 2009, the Company had 316 aircraft under operating leases, with remaining terms ranging from one month to approximately 14 years. Ground facilities include maintenance facilities and ticket, corporate and administrative offices. Public airports are utilized for flight operations under lease arrangements with the municipalities or agencies owning or controlling such airports. Substantially all leases provide that the lessee must pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. Some leases also include renewal and purchase options.

As of December 31, 2009, obligations under noncancellable operating leases for future minimum lease payments were as follows (in millions):

2010	$1,075
2011	948
2012	871
2013	724
2014	645
Thereafter	3,184

Total minimum lease payments	$7,447

For the years ended December 31, 2009, 2008 and 2007, rental expense under operating leases was $1.29 billion, $1.33 billion and $1.29 billion, respectively.

(c)	Off-balance Sheet Arrangements

US Airways has obligations with respect to pass through trust certificates, or EETCs, issued by pass through trusts to cover the financing of 19 owned aircraft, 114 leased aircraft and three leased engines. These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of flight equipment. Rather than finance each aircraft separately when such aircraft is purchased or delivered, these trusts allowed US Airways to raise the financing for several aircraft at one time and place such funds in escrow pending the purchase or delivery of the relevant aircraft. The trusts were also structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to US Airways.

Each trust covered a set amount of aircraft scheduled to be delivered within a specific period of time. At the time of each covered aircraft financing, the relevant trust used the funds in escrow to purchase equipment notes relating to the financed aircraft. The equipment notes were issued, at US Airways’ election in connection with a mortgage financing of the aircraft or by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leased the aircraft to US Airways. In both cases, the equipment notes are secured by a security interest in the aircraft. The pass through trust certificates are not direct obligations of, nor are they guaranteed by, the Company or US Airways. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of US Airways. As of December 31, 2009, $505 million associated with these mortgage financings is reflected as debt in the accompanying consolidated balance sheet.

With respect to leveraged leases, US Airways evaluated whether the leases had characteristics of a variable interest entity. US Airways concluded the leasing entities met the criteria for variable interest entities. US Airways then evaluated whether or not it was the primary beneficiary by evaluating whether or not it was exposed to the majority of the risks (expected losses) or whether it receives the majority of the economic benefits (expected residual returns) from the trusts’ activities. US Airways does not provide residual value guarantees to the bondholders or equity participants in the trusts. Each lease does have a fixed price purchase option that allows US Airways to purchase the aircraft near the end of the lease term. However, the option price approximates an estimate of the aircraft’s fair value at the option date. Under this feature, US Airways does not participate in any increases in the value of the aircraft. US Airways concluded it was not the primary beneficiary under these arrangements. Therefore, US Airways accounts for its EETC leveraged lease financings as operating leases. US Airways’ total future obligations under these leveraged lease financings are $3.25 billion as of December 31, 2009, which are included in the future minimum lease payments table in (b) above.

(d)	Regional Jet Capacity Purchase Agreements

US Airways has entered into capacity purchase agreements with certain regional jet operators. The capacity purchase agreements provide that all revenues, including passenger, mail and freight revenues, go to US Airways. In return, US Airways agrees to pay predetermined fees to these airlines for operating an agreed-upon number of aircraft, without regard to the number of passengers onboard. In addition, these agreements provide that certain variable costs, such as airport landing fees and passenger liability insurance, will be reimbursed 100% by US

Airways. US Airways controls marketing, scheduling, ticketing, pricing and seat inventories. The regional jet capacity purchase agreements have expirations from 2012 to 2020. The future minimum noncancellable commitments under the regional jet capacity purchase agreements are $1.01 billion in 2010, $1.03 billion in 2011, $900 million in 2012, $772 million in 2013, $771 million in 2014 and $2.35 billion thereafter.

Certain entities with which US Airways has capacity purchase agreements are considered variable interest entities. In connection with its restructuring and emergence from bankruptcy, US Airways contracted with Air Wisconsin and Republic to purchase a significant portion of these companies’ regional jet capacity for a period of 10 years. US Airways has determined that it is not the primary beneficiary of these variable interest entities, based on cash flow analyses. Additionally, US Airways has analyzed the arrangements with other carriers with which US Airways has long-term capacity purchase agreements and has concluded it is not required to consolidate any of the entities.

(e)	Legal Proceedings

On September 12, 2004, US Airways Group and its domestic subsidiaries (collectively, the “Reorganized Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (Case Nos. 04-13819-SSM through 03-13823-SSM) (the “2004 Bankruptcy”). On September 16, 2005, the Bankruptcy Court issued an order confirming the plan of reorganization submitted by the Reorganized Debtors and on September 27, 2005, the Reorganized Debtors emerged from the 2004 Bankruptcy. The Bankruptcy Court’s order confirming the plan included a provision called the plan injunction, which forever bars other parties from pursuing most claims against the Reorganized Debtors that arose prior to September 27, 2005 in any forum other than the Bankruptcy Court. Substantially all of the claims in the 2004 Bankruptcy have been settled and the remaining claims, if paid at all, will be paid out in common stock of the post-bankruptcy US Airways Group at a small fraction of the actual claim amount. However, the effects of these common stock distributions were already reflected in the Company’s financial statements upon emergence from bankruptcy and will not have any further impact on its financial position or results of operations. The Company presently expects the bankruptcy case to be closed during 2010.

The Company and/or its subsidiaries are defendants in various pending lawsuits and proceedings, and from time to time are subject to other claims arising in the normal course of its business, many of which are covered in whole or in part by insurance. The outcome of those matters cannot be predicted with certainty at this time, but the Company, having consulted with outside counsel, believes that the ultimate disposition of these contingencies will not materially affect its consolidated financial position or results of operations.

(f)	Guarantees and Indemnifications

US Airways guarantees the payment of principal and interest on certain special facility revenue bonds issued by municipalities to build or improve certain airport and maintenance facilities which are leased to US Airways. Under such leases, US Airways is required to make rental payments through 2023, sufficient to pay maturing principal and interest payments on the related bonds. As of December 31, 2009, the remaining lease payments guaranteeing the principal and interest on these bonds are $137 million, of which $34 million of these obligations is accounted for as a capital lease and reflected as debt in the accompanying consolidated balance sheet.

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

The Company is the lessee under many aircraft financing agreements (including leveraged lease financings of aircraft under pass through trusts). It is common in such transactions for the Company as the lessee to agree to indemnify the lessor and other related third parties for the manufacture, design, ownership, financing, use, operation and maintenance of the aircraft, and for tort liabilities that arise out of or relate to the Company’s use or occupancy of the leased asset. In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by their gross negligence or willful misconduct. In aircraft financing agreements structured as leveraged leases, the Company typically indemnifies the lessor with respect to adverse changes in U.S. tax laws.

10.	Other Comprehensive Income (Loss)

The Company’s other comprehensive income (loss) consisted of the following (in millions):

	Year Ended December 31,
	2009	2008	2007

Net income (loss)	$(205)	$(2,215)	$423
Net unrealized gains (losses) on available-for-sale securities, net of tax expense of $21 million in 2009	35	—	(48)
Recognition of previous unrealized losses now deemed other-than-temporary	—	48	—
Pension and other postretirement benefits	(10)	7	55

Total comprehensive income (loss)	$(180)	$(2,160)	$430

The components of accumulated other comprehensive income were as follows (in millions):

	December 31,	December 31,
	2009	2008

Pension and other postretirement benefits	$55	$65
Accumulated net unrealized gains on available-for-sale securities, net of tax	35	—

Accumulated other comprehensive income	$90	$65

11.	Supplemental Cash Flow Information

Supplemental disclosure of cash flow information and non-cash investing and financing activities are as follows (in millions):

	Year Ended December 31,
	2009	2008	2007

Non-cash transactions:
Note payables issued for aircraft purchases	$333	$—	$—
Debt extinguished from sale of aircraft	(251)	—	—
Unrealized loss (gain) on available-for-sale securities, net	(58)	—	48
Interest payable converted to debt	40	7	—
Maintenance payable converted to debt	8	33	—
Cash transactions:
Interest paid, net of amounts capitalized	195	216	248
Income taxes paid	—	1	4

12.	Related Party Transactions

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

Information concerning operating revenues in principal geographic areas is as follows (in millions):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

United States	$8,285	$9,659	$9,582
Foreign	2,173	2,459	2,118

Total	$10,458	$12,118	$11,700

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

In May 2009, the Company completed a public offering of 17.5 million shares of common stock at an offering price of $3.97 per share. Net proceeds from the offering, after underwriting discounts and commissions, were $66 million.

In September 2009, the Company completed a public offering of 29 million shares of common stock at a price of $4.75 per share. Net proceeds from the offering, after offering costs, were $137 million.

In August 2008, the Company completed a public offering of 21.85 million shares of common stock at an offering price of $8.50 per share. Net proceeds from the offering, after underwriting discounts and commissions, were $179 million.

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

The 2008 Plan authorizes the grant of awards for the issuance of up to a maximum of 6,700,000 shares of the Company’s common stock. Awards may be in the form of performance grants, bonus awards, performance shares, restricted stock awards, vested shares, restricted stock units, vested units, incentive stock options, nonstatutory stock options and stock appreciation rights. The number of shares of the Company’s common stock available for issuance under the 2008 Plan is reduced by (i) one share for each share of stock issued pursuant to a stock option or a stock appreciation right, and (ii) one and one-half (1.5) shares for each share of stock issued pursuant to all other stock awards. Cash settled awards do not reduce the number of shares available for issuance under the 2008 Plan. Stock awards that are terminated, forfeited or repurchased result in an increase in the share reserve of the 2008 Plan corresponding to the reduction originally made in respect of the award. Any shares of the Company’s stock tendered or exchanged by a participant as full or partial payment to the Company of the exercise price under an option and any shares retained or withheld by the Company in satisfaction of an employee’s obligations to pay applicable withholding taxes with respect to any award will not be available for reissuance, subjected to new awards or otherwise used to increase the share reserve under the 2008 Plan. The cash proceeds from option exercises will not be used to repurchase shares on the open market for reuse under the 2008 Plan.

The Company’s net income (loss) for the years ended December 31, 2009, 2008 and 2007 included $23 million, $34 million and $32 million, respectively, of stock-based compensation costs. During 2009, stock-based compensation costs consisted of $20 million related to stock settled awards and $3 million related to cash settled awards.

Restricted Stock Unit Awards – As of December 31, 2009, the Company has outstanding restricted stock unit awards (“RSUs”) with service conditions, which are classified as equity awards. The grant-date fair value of RSUs is equal to the market price of the underlying shares of common stock on the date of grant and is expensed over the vesting period. The vesting period for RSU awards is three years.

RSU award activity for the years ending December 31, 2009, 2008 and 2007 is as follows (shares in thousands):

		Weighted
	Number of	Average Grant-
	Shares	Date Fair Value

2005 Equity Incentive Plan
Nonvested balances at December 31, 2006	814	$28.63
Granted	242	41.51
Vested and released	(446)	29.85
Forfeited	(18)	31.26

Nonvested balance at December 31, 2007	592	$32.91
Granted	535	9.02
Vested and released	(390)	29.07
Forfeited	(32)	23.15

Nonvested balance at December 31, 2008	705	$17.36
Granted	—	—
Vested and released	(323)	22.16
Forfeited	(29)	15.76

Nonvested balance at December 31, 2009	353	$13.10

2008 Equity Incentive Plan
Nonvested balance at December 31, 2007	—	$—
Granted	19	7.52
Vested and released	—	—
Forfeited	—	—

Nonvested balance at December 31, 2008	19	$7.52
Granted	280	3.44
Vested and released	(189)	2.84
Forfeited	—	—

Nonvested balance at December 31, 2009	110	$5.19

As of December 31, 2009, there were $3 million of total unrecognized compensation costs related to RSUs. These costs are expected to be recognized over a weighted average period of 0.9 years. The total fair value of RSUs vested during 2009, 2008 and 2007 was $2 million, $3 million and $14 million, respectively.

Stock Options and Stock Appreciation Rights — Stock options and stock appreciation rights are granted with an exercise price equal to the underlying common stock’s fair market value at the date of each grant. Stock options and stock appreciation rights have service conditions, become exercisable over a three-year vesting period and expire if unexercised at the end of their term, which ranges from seven to 10 years. Stock options and stock-settled stock appreciation rights (“SARs”) are classified as equity awards as the exercise results in the issuance of shares of the Company’s common stock. Cash-settled stock appreciation rights (“CSARs”) are classified as liability awards as the exercise results in payment of cash by the Company.

Stock option and SARs activity for the years ending December 31, 2009, 2008 and 2007 is as follows (stock options and SARs in thousands):

			Weighted
			Average
	Stock	Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	and SARs	Exercise Price	(years)	Intrinsic Value
				(In millions)

1994 Incentive Equity Plan
Balance at December 31, 2006	750	$46.10
Granted	—	—
Exercised	(30)	40.93
Forfeited	—	—
Expired	(75)	46.38

Balance at December 31, 2007	645	$46.30
Granted	—	—
Exercised	(2)	9.21
Forfeited	—	—
Expired	(244)	55.35

Balance at December 31, 2008	399	$40.96
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(200)	45.34

Balance at December 31, 2009	199	$36.57	.62	$—
Vested or expected to vest at December 31, 2009	199	$36.57	.62	$—
Exercisable at December 31, 2009	199	$36.57	.62	$—
2002 Incentive Equity Plan
Balance at December 31, 2006	798	$18.33
Granted	—	—
Exercised	(36)	14.36
Forfeited	—	—
Expired	—	—

Balance at December 31, 2007	762	$18.52
Granted	—	—
Exercised	(2)	6.42
Forfeited	—	—
Expired	(23)	25.08

Balance at December 31, 2008	737	$18.34
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(17)	19.39

			Weighted
			Average
	Stock	Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	and SARs	Exercise Price	(years)	Intrinsic Value
				(In millions)

Balance at December 31, 2009	720	$18.32	3.95	$—
Vested or expected to vest at December 31, 2009	720	$18.32	3.95	$—
Exercisable at December 31, 2009	720	$18.32	3.95	$—
2005 Equity Incentive Plan
Balance at December 31, 2006	2,495	$31.53
Granted	1,123	42.23
Exercised	(92)	29.74
Forfeited	(93)	35.00
Expired	(63)	37.48

Balance at December 31, 2007	3,370	$34.96
Granted	1,959	9.11
Exercised	(5)	8.84
Forfeited	(200)	30.18
Expired	(218)	32.76

Balance at December 31, 2008	4,906	$24.93
Granted	—	—
Exercised	—	—
Forfeited	(119)	20.43
Expired	(266)	30.82

Balance at December 31, 2009	4,521	$24.67	7.00	$—
Vested or expected to vest at December 31, 2009	4,429	$24.87	6.98	$—
Exercisable at December 31, 2009	3,184	$28.69	6.54	$—
2008 Equity Incentive Plan
Balance at December 31, 2007	—	$—
Granted	2,389	6.64
Exercised	—	—
Forfeited	(56)	6.70
Expired	—	—

Balance at December 31, 2008	2,333	$6.64
Granted	3,286	3.23
Exercised	—	—
Forfeited	(193)	6.67
Expired	(8)	6.70

Balance at December 31, 2009	5,418	$4.57	6.03	$5.6
Vested or expected to vest at December 31, 2009	5,095	$4.59	6.02	$5.2
Exercisable at December 31, 2009	717	$6.65	5.63	$—

CSARs activity for the year ending December 31, 2009 is as follows (CSARs in thousands):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual Term	Aggregate
	CSARs	Exercise Price	(years)	Intrinsic Value
				(In millions)

2008 Equity Incentive Plan
Balance at December 31, 2008	—	$—
Granted	4,645	3.10
Exercised	—	—
Forfeited	(232)	3.10
Expired	—	—

Balance at December 31, 2009	4,413	$3.10	6.27	$7.7
Vested or expected to vest at December 31, 2009	4,110	$3.10	6.27	$7.2
Exercisable at December 31, 2009	3	$5.23	5.87	$—

The fair value of stock options and stock appreciation rights is determined at the grant date using a Black-Scholes option pricing model, which requires several assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the award at the time of grant. The dividend yield is assumed to be zero as the Company does not pay dividends and has no current plans to do so in the future. The volatility is based on the historical volatility of the Company’s common stock over a time period equal to the expected term of the award. The expected life of the award is based on the historical experience of the Company.

The per share weighted-average grant-date fair value of stock appreciation rights granted and the weighted-average assumptions used for the years ended December 31, 2009, 2008 and 2007 were as follows:

	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Weighted average fair value	$1.84	$3.28	$16.57
Risk free interest rate	1.3%	2.5%	4.5%
Expected dividend yield	—	—	—
Expected life	3.0 years	3.0 years	3.0 years
Volatility	92%	62%	52%

As of December 31, 2009, there was $12 million of total unrecognized compensation costs related to stock options and SARs. These costs are expected to be recognized over a weighted average period of 1.1 years. There were no stock options or SARs exercised during 2009. The total intrinsic value of stock options and SARs exercised during the years ended December 31, 2008 and 2007 was $0.1 million and $4 million, respectively. Cash received from stock option and SAR exercises during the years ended December 31, 2008 and 2007 was $0.1 million and $2 million, respectively.

As of December 31, 2009, the average fair market value of outstanding CSARs was $3.52 per share and the related liability was $3 million. These CSARs will continue to be remeasured at fair value at each reporting date until all awards are settled. As of December 31, 2009, the total unrecognized compensation expense for CSARs was $10 million and is expected to be recognized over a weighted average period of 1.3 years.

Agreements with the Pilot Union — US Airways Group and US Airways have a letter of agreement with the US Airways’ pilot union through April 18, 2008, that provides that US Airways’ pilots designated by the union receive stock options to purchase 1.1 million shares of the Company’s common stock. The first tranche of 0.5 million stock options was granted on January 31, 2006 with an exercise price of $33.65. The second tranche of 0.3 million stock options was granted on January 31, 2007 with an exercise price of $56.90. The third and final tranche of 0.3 million stock options was granted on January 31, 2008 with an exercise price of $12.50. The stock options granted to pilots do not reduce the shares available for grant under any equity incentive plan. Any of these pilot stock options that are forfeited or that expire without being exercised will not become available for grant under any of the Company’s plans.

The per share fair value of the pilot stock options and assumptions used for the January 31, 2008 and 2007 grants were as follows:

	January 31,	January 31,
	2008	2007

Per share fair value	$3.02	$18.02
Risk free interest rate	2.2%	4.9%
Expected dividend yield	—	—
Expected life	2.0 years	2.0 years
Volatility	55%	53%

As of December 31, 2009, there were no unrecognized compensation costs related to stock options granted to pilots as the stock options were fully vested on the grant date. As of December 31, 2009, there were 0.8 million pilot stock options outstanding at a weighted average exercise price of $34.40 and a weighted average remaining contractual term of 7.28 years. No pilot stock options were exercised in 2009 or 2008. There were 25,029 pilot stock options exercised during 2007 pursuant to this agreement. The total intrinsic value of pilot stock options exercised during 2007 was $1 million. Cash received from pilot stock options exercised during 2007 totaled $1 million.

16.	Valuation and Qualifying Accounts (in millions)

	Balance at			Balance at
	Beginning			End
Description	of Period	Additions	Deductions	of Period

Allowance for doubtful receivables:
Year ended December 31, 2009	$6	$7	$5	$8

Year ended December 31, 2008	$4	$10	$8	$6

Year ended December 31, 2007	$8	$9	$13	$4

Allowance for inventory obsolescence:
Year ended December 31, 2009	$51	$19	$7	$63

Year ended December 31, 2008	$40	$21	$10	$51

Year ended December 31, 2007	$30	$12	$2	$40

Valuation allowance on deferred tax asset, net:
Year ended December 31, 2009	$646	$—	$23	$623

Year ended December 31, 2008	$71	$575	$—	$646

Year ended December 31, 2007	$256	$—	$185	$71

17.	Flight 1549

On January 15, 2009, US Airways flight 1549 was involved in an accident in New York that resulted in the aircraft ditching in the Hudson River. The Airbus A320 aircraft was en route to Charlotte from LaGuardia with 150 passengers and a crew of five onboard. All aboard survived and there were no serious injuries. US Airways had insurance coverage for both the aircraft (which was a total loss) as well as costs resulting from the accident, and there were no applicable deductibles.

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

18.	Slot Transaction

In August 2009, the Company and US Airways entered into a mutual asset purchase and sale agreement with Delta Air Lines, Inc. (“Delta”). Pursuant to the agreement, US Airways would transfer to Delta certain assets related to flight operations at LaGuardia Airport in New York, including 125 pairs of slots currently used to provide US Airways Express service at LaGuardia. Delta would transfer to US Airways certain assets related to flight operations at Washington National Airport, including 42 pairs of slots, and the authority to serve Sao Paulo, Brazil and Tokyo, Japan. One slot equals one take-off or landing, and each pair of slots equals one roundtrip flight. The agreement is structured as two simultaneous asset sales and is expected to be cash neutral to US Airways. The closing of the transactions under the agreement is subject to certain closing conditions, including approvals from a number of government agencies, including the U.S. Department of Justice, the U.S. Department of Transportation (“DOT”), the FAA and The Port Authority of New York and New Jersey.

On February 9, 2010, the DOT issued a proposed order conditionally approving the transaction. The proposed order, which is subject to a 30-day comment period, would require the airlines to divest 20 of the 125 slot pairs involved at LaGuardia and 14 of the 42 slot pairs at Washington National. Delta and the Company are currently reviewing the DOT’s proposed order to determine next steps. However, the Company expects that if this order is implemented as proposed the transaction will not go forward.

19.	Embraer 190 Sale

US Airways sold 10 of its Embraer 190 aircraft to Republic during the fourth quarter of 2009. US Airways is currently leasing back four of the 10 aircraft from Republic for periods ranging from one to five months. Debt outstanding on the 10 Embraer aircraft was $216 million prior to the sale. In connection with this transaction, Republic agreed to assume the full amount of this debt and US Airways was released from its obligations under the assumed debt. Additionally, at the time of sale, US Airways had $35 million outstanding under a loan from Republic (the “Republic loan”). The Republic loan was scheduled to be repaid starting in January 2010 and fully repaid in October 2011. The full amount outstanding under the Republic loan was applied to the purchase price of the 10 aircraft. US Airways incurred non-cash charges of $49 million from the loss on sale of the 10 aircraft and write off of related debt discount and issuance costs in the fourth quarter of 2009.

20.	Selected Quarterly Financial Information (unaudited)

Summarized quarterly financial information for 2009 and 2008 is as follows (in millions, except share and per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2009
Operating revenues	$2,455	$2,658	$2,719	$2,626
Operating expenses	2,480	2,536	2,713	2,612
Operating income (loss)	(25)	122	6	14
Nonoperating expenses, net	(78)	(64)	(86)	(131)
Income tax benefit	—	—	—	(38)
Net income (loss)	(103)	58	(80)	(79)
Earnings (loss) per common share:
Basic:	$(0.90)	$0.47	$(0.60)	$(0.49)
Diluted:	$(0.90)	$0.42	$(0.60)	$(0.49)
Shares used for computation (in thousands):
Basic	114,121	123,790	132,985	161,103
Diluted	114,121	144,125	132,985	161,103
2008
Operating revenues	$2,840	$3,257	$3,261	$2,761
Operating expenses	3,036	3,793	3,950	3,139
Operating loss	(196)	(536)	(689)	(378)
Nonoperating expenses, net	(41)	(32)	(174)	(168)
Income tax provision (benefit)	—	—	3	(3)
Net loss	(237)	(568)	(866)	(543)
Loss per common share:
Basic:	$(2.58)	$(6.17)	$(8.46)	$(4.76)
Diluted:	$(2.58)	$(6.17)	$(8.46)	$(4.76)
Shares used for computation (in thousands):
Basic	92,023	92,137	102,406	114,106
Diluted	92,023	92,137	102,406	114,106

The Company’s 2009 and 2008 fourth quarter results were impacted by recognition of the following items:

Fourth quarter 2009 operating expenses included $33 million of net special charges consisting of $16 million in non-cash impairment charges due to the decline in fair value of certain indefinite lived intangible assets associated with international routes, $5 million in aircraft costs as a result of the Company’s previously announced capacity reductions, $6 million in severance charges and $6 million in costs related to the Company’s liquidity improvement program. Operating expenses also included $3 million in non-cash charges related to the decline in fair value of certain Express spare parts. Nonoperating expenses, net included $49 million in non-cash charges associated with the sale of 10 Embraer 190 aircraft and write off of related debt discount and issuance costs. Income tax benefit includes $21 million of a non-cash income tax benefit related to gains recorded within other comprehensive income, a $14 million tax benefit related to a legislation change allowing the Company to carry back 100% of 2008 AMT net operating losses, resulting in the recovery of AMT amounts paid in prior years and a $3 million tax benefit related to the reversal of the deferred tax liability associated with the indefinite lived intangible assets that were impaired during 2009.

Fourth quarter 2008 operating expenses included $234 million of net unrealized losses on fuel hedging instruments and $8 million of net special charges consisting of $7 million in aircraft costs and $1 million in severance charges, both as a result of the Company’s capacity reductions. Non-operating expenses, net included $74 million in other-than-temporary non-cash impairment charges for the Company’s investments in auction rate securities as well as $5 million in write offs of debt issuance costs resulting from certain loan prepayments.

Item 8B.	Consolidated Financial Statements and Supplementary Data of US Airways, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
US Airways, Inc.:

We have audited the accompanying consolidated balance sheets of US Airways, Inc. and subsidiaries (US Airways) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholder’s equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of US Airways’ management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US Airways, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 6 to the consolidated financial statements, US Airways adopted the provisions of SFAS No. 157, Fair Value Measurements (included in FASB ASC Topic 320, Investments-Debt and Equity Securities), as of January 1, 2008.

As discussed in Note 7 to the consolidated financial statements, US Airways adopted the measurement date provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (included in FASB ASC Topic 960, Plan Accounting – Defined Benefit Pension Plans), as of January 1, 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), US Airways’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 16, 2010 expressed an unqualified opinion on the effectiveness of US Airways’ internal control over financial reporting.

/s/ KPMG LLP

Phoenix, Arizona
February 16, 2010

US Airways, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(In millions)

Operating revenues:
Mainline passenger	$6,752	$8,183	$8,135
Express passenger	2,503	2,879	2,698
Cargo	100	144	138
Other	1,254	1,038	842

Total operating revenues	10,609	12,244	11,813
Operating expenses:
Aircraft fuel and related taxes	1,863	3,618	2,630
Loss (gain) on fuel hedging instruments, net	7	356	(245)
Salaries and related costs	2,165	2,231	2,302
Express expenses	2,628	3,139	2,727
Aircraft rent	695	724	727
Aircraft maintenance	700	783	635
Other rent and landing fees	560	562	536
Selling expenses	382	439	453
Special items, net	55	76	99
Depreciation and amortization	251	224	198
Goodwill impairment	—	622	—
Other	1,181	1,243	1,227

Total operating expenses	10,487	14,017	11,289

Operating income (loss)	122	(1,773)	524
Nonoperating income (expense):
Interest income	24	83	172
Interest expense, net	(241)	(218)	(229)
Other, net	(83)	(240)	18

Total nonoperating expense, net	(300)	(375)	(39)

Income (loss) before income taxes	(178)	(2,148)	485
Income tax provision (benefit)	(38)	—	7

Net income (loss)	$(140)	$(2,148)	$478

See accompanying notes to consolidated financial statements.

US Airways, Inc.
Consolidated Balance Sheets
December 31, 2009 and 2008

	2009	2008
	(In millions, except share and per share amounts)

ASSETS
Current assets
Cash and cash equivalents	$1,209	$1,026
Investments in marketable securities	—	20
Restricted cash	—	186
Accounts receivable, net	282	291
Materials and supplies, net	188	163
Prepaid expenses and other	507	673

Total current assets	2,186	2,359
Property and equipment
Flight equipment	3,710	3,017
Ground property and equipment	856	791
Less accumulated depreciation and amortization	(1,098)	(914)

	3,468	2,894
Equipment purchase deposits	112	267

Total property and equipment	3,580	3,161
Other assets
Other intangibles, net of accumulated amortization of $106 million and $81 million, respectively	467	508
Restricted cash	480	540
Investments in marketable securities	203	187
Other assets	207	199

Total other assets	1,357	1,434

Total assets	$7,123	$6,954

LIABILITIES & STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities
Current maturities of debt and capital leases	$418	$346
Accounts payable	319	781
Payables to related parties, net	642	985
Air traffic liability	778	698
Accrued compensation and vacation	171	147
Accrued taxes	142	142
Other accrued expenses	815	867

Total current liabilities	3,285	3,966
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	2,667	2,236
Deferred gains and credits, net	317	342
Postretirement benefits other than pensions	129	107
Employee benefit liabilities and other	470	524

Total noncurrent liabilities and deferred credits	3,583	3,209
Commitments and contingencies (Note 8)
Stockholder’s equity (deficit)
Common stock, $1 par value, 1,000 shares issued and outstanding	—	—
Additional paid-in capital	2,445	1,845
Accumulated other comprehensive income	94	78
Accumulated deficit	(2,284)	(2,144)

Total stockholder’s equity (deficit)	255	(221)

Total liabilities and stockholder’s equity (deficit)	$7,123	$6,954

See accompanying notes to consolidated financial statements.

US Airways, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(In millions)

Cash flows from operating activities:
Net income (loss)	$(140)	$(2,148)	$478
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	251	224	198
Loss on dispositions of property and equipment	60	7	—
Gain on forgiveness of debt	—	(8)	—
Gain on sale of investments	—	(1)	(17)
Goodwill impairment	—	622	—
Auction rate security impairment	10	214	10
Asset impairment	18	13	—
Non-cash tax benefits	(24)	—	—
Utilization of acquired net operating loss carryforwards	—	—	7
Change in fair value of fuel hedging instruments, net	(375)	496	(187)
Amortization of deferred credits and rent	(49)	(40)	(40)
Amortization of debt discount and issuance costs	23	15	13
Amortization of actuarial gains	(6)	(2)	—
Debt extinguishment costs	6	6	—
Other	(8)	—	—
Changes in operating assets and liabilities:
Decrease (increase) in restricted cash	186	(184)	(1)
Decrease in accounts receivable, net	9	68	17
Decrease (increase) in materials and supplies, net	(25)	35	(2)
Decrease (increase) in prepaid expenses and other	164	(270)	(55)
Decrease (increase) in other assets, net	(13)	3	(5)
Increase (decrease) in accounts payable	(79)	114	(26)
Increase (decrease) in payables to related parties, net	257	(31)	(28)
Increase (decrease) in air traffic liability	80	(134)	(22)
Increase (decrease) in accrued compensation and vacation	24	(67)	(36)
Decrease in accrued taxes	—	(16)	(22)
Increase (decrease) in other liabilities	(43)	59	151

Net cash provided by (used in) operating activities	326	(1,025)	433

Cash flows from investing activities:
Purchases of property and equipment	(677)	(1,041)	(566)
Purchases of marketable securities	—	(299)	(2,591)
Sales of marketable securities	52	505	3,203
Proceeds from sale of other investments	—	4	56
Decrease (increase) in long-term restricted cash	60	(74)	200
Proceeds from sale-leaseback transactions and dispositions of property and equipment	76	16	4

Net cash provided by (used in) investing activities	(489)	(889)	306

Cash flows from financing activities:
Repayments of debt and capital lease obligations	(391)	(318)	(105)
Proceeds from issuance of debt	747	1,386	198
Deferred financing costs	(10)	(17)	(3)
Decrease in payables to related parties, net	—	(51)	—

Net cash provided by financing activities	346	1,000	90

Net increase (decrease) in cash and cash equivalents	183	(914)	829
Cash and cash equivalents at beginning of year	1,026	1,940	1,111

Cash and cash equivalents at end of year	$1,209	$1,026	$1,940

See accompanying notes to consolidated financial statements.

US Airways, Inc.
Consolidated Statements of Stockholder’s Equity (Deficit)
For the Years Ended December 31, 2009, 2008 and 2007

		Additional	Retained	Accumulated Other
	Common	Paid-In	Earnings	Comprehensive
	Stock	Capital	(Deficit)	Income (Loss)	Total
	(In millions)

Balance at December 31, 2006	$—	$11	$(472)	$—	$(461)
Net income	—	—	478	—	478
Forgiveness of intercompany payable to US Airways Group	—	1,834	—	—	1,834
Unrealized loss on available-for-sale securities, net	—	—	—	(48)	(48)
Other postretirement benefits	—	—	—	47	47

Balance at December 31, 2007	—	1,845	6	(1)	1,850
Net loss	—	—	(2,148)	—	(2,148)
Recognition of previous unrealized loss on available-for-sale securities, net now deemed other-than-temporary	—	—	—	48	48
Effect of adopting the measurement date provisions of employers’ accounting for other postretirement benefit plans	—	—	(2)	—	(2)
Other postretirement benefits	—	—	—	31	31

Balance at December 31, 2008	—	1,845	(2,144)	78	(221)
Net loss	—	—	(140)	—	(140)
Forgiveness of intercompany payable to US Airways Group	—	600	—	—	600
Net unrealized gain on available-for-sale securities, net of tax	—	—	—	35	35
Other postretirement benefits	—	—	—	(19)	(19)

Balance at December 31, 2009	$—	$2,445	$(2,284)	$94	$255

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

On September 26, 2007, as part of the integration efforts following the merger, America West Airlines, Inc. (“AWA”) surrendered its Federal Aviation Administration (“FAA”) operating certificate. As a result, all mainline airline operations are now being conducted under US Airways’ FAA operating certificate. In connection with the combination of all mainline airline operations under one FAA operating certificate, US Airways Group contributed 100% of its equity interest in America West Holdings Corporation (“America West Holdings”), the parent company of AWA, to US Airways. As a result, America West Holdings and AWA became wholly owned subsidiaries of US Airways. In addition, AWA transferred substantially all of its assets and liabilities to US Airways. All off-balance sheet commitments of AWA were also transferred to US Airways.

US Airways operates the fifth largest airline in the United States as measured by domestic revenue passenger miles (“RPMs”) and available seat miles (“ASMs”). US Airways has hubs in Charlotte, Philadelphia and Phoenix and a focus city at Ronald Reagan Washington National Airport. US Airways offers scheduled passenger service on more than 3,000 flights daily to more than 190 communities in the United States, Canada, Mexico, Europe, the Middle East, the Caribbean, Central and South America. US Airways also has an established East Coast route network, including the US Airways Shuttle service, with a substantial presence at Washington National Airport. US Airways had approximately 51 million passengers boarding its mainline flights in 2009. During 2009, US Airways’ mainline operation provided regularly scheduled service or seasonal service at 138 airports, while the US Airways Express network served 152 airports in the United States, Canada and Mexico, including 75 airports also served by the mainline operation. During 2009, US Airways Express air carriers had approximately 27 million passengers boarding their planes. As of December 31, 2009, US Airways operated 349 mainline jets and is supported by US Airways Group’s regional airline subsidiaries and affiliates operating as US Airways Express either under capacity purchase or prorate agreements, which operated approximately 236 regional jets and 60 turboprops.

As of December 31, 2009, US Airways employed approximately 31,300 active full-time equivalent employees. Approximately 86% of US Airways’ employees are covered by collective bargaining agreements with various labor unions. US Airways’ pilots and flight attendants are currently working under the terms of their respective US Airways or AWA collective bargaining agreements, as modified by transition agreements reached in connection with the merger.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to passenger revenue recognition, impairment of long-lived and intangible assets, valuation of investments in marketable securities, the frequent traveler program and the deferred tax asset valuation allowance.

US Airways evaluated subsequent events through the date the accompanying financial statements were issued, which was February 16, 2010.

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

As of December 31, 2009 and 2008, US Airways’ cash and cash equivalents are as follows (in millions):

	2009	2008

Cash and money market funds	$1,209	$1,016
Corporate bonds	—	10

Total cash and cash equivalents	$1,209	$1,026

(d)	Investments in Marketable Securities

All highly liquid investments with maturities greater than three months but less than one year are classified as current investments in marketable securities. Investments in marketable securities classified as noncurrent assets on US Airways’ balance sheet represent investments expected to be converted to cash after 12 months. Debt securities, other than auction rate securities, are classified as held to maturity. Held-to-maturity investments are carried at amortized cost, which approximates fair value. Investments in auction rate securities are classified as available for sale and recorded at fair value.

As of December 31, 2009 and 2008, US Airways’ investments in marketable securities are classified as follows (in millions):

	2009	2008

Held-to-maturity securities:
Corporate bonds	$—	$20

Total investments in marketable securities-current	—	$20

Available-for-sale securities:
Auction rate securities	203	187

Total investments in marketable securities-noncurrent	$203	$187

See Note 5(b) for more information on US Airways’ investments in marketable securities.

(e)	Restricted Cash

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

Property and equipment are recorded at cost. Interest expense related to the acquisition of certain property and equipment, including aircraft purchase deposits, is capitalized as an additional cost of the asset or as a leasehold improvement if the asset is leased. Interest capitalized for the years ended December 31, 2009, 2008 and 2007 was $10 million, $6 million and $4 million, respectively. Property and equipment is depreciated and amortized to residual values over the estimated useful lives or the lease term, whichever is less, using the straight-line method. Costs of major improvements that enhance the usefulness of the asset are capitalized and depreciated over the estimated useful life of the asset or the modifications, whichever is less.

The estimated useful lives of owned aircraft, jet engines, other flight equipment and rotable parts range from five to 30 years. Leasehold improvements relating to flight equipment and other property on operating leases are amortized over the life of the lease or the life of the asset, whichever is shorter, on a straight-line basis. The estimated useful lives for other owned property and equipment range from three to 12 years and range from 18 to 30 years for training equipment and buildings.

US Airways records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

US Airways recorded a $13 million impairment charge in 2008 related to the decline in the fair value of Boeing 737 rotable parts included in flight equipment on its consolidated balance sheet. US Airways recorded no impairment charges in the years ended December 31, 2009 and 2007.

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

Goodwill

In 2008, US Airways recorded a $622 million impairment charge to write off all the goodwill created by the merger of US Airways Group and America West Holdings in September 2005. US Airways performed an interim goodwill impairment test during 2008 as a result of a significant increase in fuel prices, declines in US Airways Group’s stock price and mainline capacity reductions, which led to no implied fair value of goodwill.

Other intangible assets

Other intangible assets consist primarily of trademarks, international route authorities, airport take-off and landing slots and airport gates. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The following table provides information relating to US Airways’ intangible assets subject to amortization as of December 31, 2009 and 2008 (in millions):

	2009	2008

Airport take-off and landing slots	$452	$452
Airport gate leasehold rights	52	52
Accumulated amortization	(106)	(81)

Total	$398	$423

The intangible assets subject to amortization generally are amortized over 25 years for airport take-off and landing slots and over the term of the lease for airport gate leasehold rights on a straight-line basis and are included in depreciation and amortization on the consolidated statements of operations. For the years ended December 31, 2009, 2008 and 2007, US Airways recorded amortization expense of $25 million, $23 million and $23 million, respectively, related to its intangible assets. US Airways expects to record annual amortization expense of $24 million in 2010, $21 million in year 2011, $20 million in year 2012, $20 million in year 2013, $20 million in year 2014 and $293 million thereafter related to these intangible assets.

Indefinite lived assets are not amortized but instead are reviewed for impairment annually and more frequently if events or circumstances indicate that the asset may be impaired. US Airways had $39 million and $55 million of international route authorities as of December 31, 2009 and 2008, respectively. As of December 31, 2009 and 2008, US Airways had $30 million of trademarks on its balance sheets.

US Airways performed the annual impairment test on its international route authorities and trademarks during the fourth quarter of 2009. The fair values of international route authorities were assessed using the market approach. The market approach took into consideration relevant supply and demand factors at the related airport locations as well as available market sale and lease data. For trademarks, US Airways utilized a form of the income approach known as the relief-from-royalty method. As a result of US Airways’ annual impairment test on its international route authorities, US Airways recorded a $16 million impairment charge related to the decline in fair value of certain international routes. US Airways will perform its next annual impairment test on October 1, 2010.

(j)	Other Assets

Other assets consist of the following as of December 31, 2009 and 2008 (in millions):

	2009	2008

Aircraft leasehold interest, net	$77	$83
Deferred rent	59	46
Deposits	36	40
Debt issuance costs, net	26	19
Long-term investments	9	11

Total other assets	$207	$199

Aircraft leasehold interest, net represents assets established for leasehold interests in aircraft subject to operating leases with rental rates deemed to be below-market rates in connection with the application of fresh-start reporting for US Airways following its emergence from bankruptcy in September 2005. These leasehold interests are amortized on a straight-line basis as an increase to aircraft rent expense over the applicable remaining lease periods. US Airways expects to amortize $6 million per year in 2010 to 2014 and $47 million thereafter to aircraft rent expense related to these leasehold interests.

(k)	Frequent Traveler Program

The Dividend Miles frequent traveler program awards mileage credits to passengers who fly on US Airways and Star Alliance carriers and certain other partner airlines that participate in US Airways’ program. Mileage credits can be redeemed for travel on US Airways or other participating partner airlines, in which case US Airways pays a fee. US Airways uses the incremental cost method to account for the portion of the frequent traveler program liability related to mileage credits earned by Dividend Miles members through purchased flights. The liability for outstanding mileage credits is valued based on the estimated incremental cost of carrying one additional passenger. Incremental cost includes unit costs incurred by US Airways for fuel, credit card fees, insurance, denied boarding compensation, food and beverages as well as fees incurred when travel awards are redeemed on partner airlines. In addition, US Airways also includes in the determination of its incremental cost the amount of redemption fees expected to be collected from Dividend Miles members. These redemption fees reduce incremental cost. No profit or overhead margin is included in the accrual of incremental cost. As of December 31, 2009 and 2008, the incremental cost liability for outstanding mileage credits expected to be redeemed for future travel awards accrued on the balance sheets within other accrued expenses was $130 million and $151 million, respectively.

US Airways also sells frequent flyer program mileage credits to participating airline partners and non-airline business partners. Revenue earned from selling mileage credits to other companies is recognized in two components. A portion of the revenue from these sales is deferred, representing the estimated fair value of the transportation component of the sold mileage credits. The deferred revenue for the transportation component is amortized on a straight-line basis over the period in which the credits are expected to be redeemed for travel as passenger revenue, which is currently estimated to be 28 months. The marketing component, which is earned at the time the miles are sold, is recognized in other revenues at the time of the sale. As of December 31, 2009 and 2008, US Airways had $212 million and $240 million, respectively, in deferred revenue from the sale of mileage credits included in other accrued expenses on its consolidated balance sheets.

(l)	Derivative Instruments

US Airways has from time to time utilized heating oil-based derivative instruments to hedge a portion of its exposure to jet fuel price increases. These instruments consisted of no premium collars. All derivatives were marked to fair value on the balance sheet with adjustments to fair value recorded in the income statement. US Airways does not purchase or hold any derivative financial instruments for trading purposes. Since the third quarter of 2008, US Airways has not entered into any new fuel hedging transactions and, as of December 31, 2009, US Airways had no remaining outstanding fuel hedging contracts. As of December 31, 2008, US Airways had open fuel hedging instruments in place, which did not qualify for hedge accounting. Accordingly, the derivative hedging instruments were recorded as an asset or liability on the consolidated balance sheets at fair value and any changes in fair value were recorded as gains or losses on fuel hedging instruments, net in operating expenses in the accompanying consolidated statements of operations in the period of change. See Note 5(a) for additional information on US Airways’ fuel hedging instruments.

(m)	Deferred Gains and Credits, Net

In 2005, US Airways’ co-branded credit card provider, Barclays Bank Delaware, formerly Juniper Bank, paid AWA $150 million in bonuses, consisting of a $20 million bonus pursuant to AWA’s original credit card agreement with Juniper and a $130 million bonus following the effectiveness of the merger, subject to certain conditions.

In the event Barclays, at its option, terminates the amended agreement prior to March 31, 2013 due to US Airways’ breach of its obligations under the amended credit card agreement, or upon the occurrence of certain other events, then US Airways must repay a portion of the bonus, which declines monthly according to a formula. US Airways will have no obligation to repay any portion of the bonus payments after March 31, 2013.

At the time of payment, the entire $150 million was recorded as deferred revenue. US Airways began recognizing revenue from the bonus payments on April 1, 2009. The revenue from the bonus payments will be recognized on a straight-line basis through March 31, 2017, the expiration date of the amended Barclays co-branded credit card agreement.

In connection with fresh-start reporting and purchase accounting for US Airways in 2005 and fresh-start reporting for AWA upon emergence from bankruptcy in 1994, aircraft operating leases were adjusted to fair value and deferred credits were established in the accompanying consolidated balance sheets, which represented the net present value of the difference between the stated lease rates and the fair market rates. These deferred credits are amortized on a straight-line basis as a reduction in rent expense over the applicable lease periods. At December 31, 2009 and 2008, the unamortized balance of the deferred credits was $74 million and $93 million, respectively. US

Airways expects to amortize $13 million in 2010, $9 million in 2011, $9 million in 2012, $7 million in 2013, $6 million in 2014 and $30 million thereafter to aircraft rent expense related to these leasehold interests.

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

Selling expenses include commissions, credit card fees, computerized reservations systems fees, advertising and promotional expenses. Advertising and promotional expenses are expensed when incurred. Advertising and promotional expenses for the years ended December 31, 2009, 2008 and 2007 were $11 million, $10 million and $16 million, respectively.

(q)	Stock-based Compensation

US Airways accounts for its stock-based compensation expense based on the fair value of the stock award at the time of grant, which is recognized ratably over the vesting period of the stock award. The fair value of stock options and stock appreciation rights is estimated using a Black-Scholes option pricing model. The fair value of restricted stock units is based on the market price of the underlying shares of common stock on the date of grant. See Note 13 for further discussion of stock-based compensation.

(r)	Express Expenses

Expenses associated with affiliate regional airlines operating as US Airways Express are classified as Express expenses on the consolidated statements of operations. Express expenses consist of the following (in millions):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Aircraft fuel and related taxes	$609	$1,137	$765
Salaries and related costs	23	21	20
Capacity purchases	1,652	1,621	1,599
Other rent and landing fees	99	96	93
Selling expenses	154	163	157
Other expenses	91	101	93

Express expenses	$2,628	$3,139	$2,727

(s)	Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162.” SFAS No. 168 establishes the FASB Accounting Standards Codificationtm (the “Codification” or “ASC”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. Effective July 1, 2009, the Codification superseded all existing non-SEC accounting and reporting standards.

In April 2009, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standards (“FAS”) 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” as adopted by the Codification on July 1, 2009. This FSP changes existing guidance for determining whether an impairment of debt securities is other-than-temporary. The FSP requires other-than-temporary impairments to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses) which is recognized in earnings and the amount related to other factors (referred to as noncredit losses) which is recognized in other comprehensive income. This noncredit loss component of the impairment may only be classified in other comprehensive income if both of the following conditions are met (a) the holder of the security concludes that it does not intend to sell the security and (b) the holder concludes that it is more likely than not that the holder will not be required to sell the security before the security recovers its value. If these conditions are not met, the noncredit loss must also be recognized in earnings. When adopting the FSP, an entity is required to record a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. US Airways adopted FSP FAS 115-2 and FAS 124-2 as of April 1, 2009. US Airways does not meet the conditions necessary to recognize the noncredit loss component of its auction rate securities in other comprehensive income. Accordingly, US Airways did not reclassify any previously recognized other-than-temporary impairment losses from retained earnings to accumulated other comprehensive income and the adoption of FSP FAS 115-2 and FAS 124-2 had no material impact on US Airways’ consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation (“FIN”) No. 46(R),” which was codified in December 2009 with the issuance of Accounting Standards Update (“ASU”) No. 2009-17,

“Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU No. 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASU No. 2009-17 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU No. 2009-17 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. US Airways is currently evaluating the requirements of ASU No. 2009-17 and has not yet determined the impact on its consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements.” ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. A company may elect, but will not be required, to adopt the amendments in ASU No. 2009-13 retrospectively for all prior periods. US Airways is currently evaluating the requirements of ASU No. 2009-13 and has not yet determined the impact on its consolidated financial statements.

2.	Special Items, Net

Special items, net as shown on the consolidated statements of operations include the following charges (in millions):

	Year Ended December 31,
	2009	2008	2007

Aircraft costs (a)	$22	$14	$—
Asset impairment charges (b)	16	18	—
Severance and other charges (c)	11	9	—
Liquidity improvement costs (d)	6	—	—
Merger-related transition expenses (e)	—	35	99

Total	$55	$76	$99

(a)	In 2009 and 2008, US Airways recorded $22 million and $14 million, respectively, in aircraft costs as a result of its previously announced capacity reductions.

(b)	In 2009, US Airways recorded $16 million in non-cash impairment charges due to the decline in fair value of certain indefinite lived intangible assets associated with its international routes. See Note 1(i) for further discussion of these charges. In 2008, US Airways recorded $18 million in non-cash charges related to the decline in fair value of certain spare parts associated with its Boeing 737 aircraft fleet. See Notes 1(f) and 1(g) for further discussion of these charges.

(c)	In 2009, US Airways recorded $11 million in severance and other charges. US Airways expects $4 million will be substantially paid by the end of the first quarter of 2010, with the remaining balance scheduled for payment later in 2010. In 2008, US Airways recorded $9 million in severance charges as a result of its capacity reductions.

(d)	In 2009, US Airways incurred $6 million in costs related to its liquidity improvement program, which primarily consisted of professional and legal fees.

(e)	In 2008, in connection with the effort to consolidate functions and integrate organizations, procedures and operations with AWA, US Airways incurred $35 million of merger-related transition expenses. These expenses included $12 million in uniform costs to transition employees to the new US Airways uniforms; $5 million in applicable employment tax expenses related to contractual benefits granted to certain current and former employees as a result of the merger; $6 million in compensation expenses for equity awards granted in connection with the merger to retain key employees through the integration period; $5 million of aircraft livery costs; $4 million in professional and technical fees related to the integration of airline operations systems and $3 million in other expenses.

In 2007, US Airways incurred $99 million of merger-related transition expenses. These expenses included $13 million in training and related expenses; $19 million in compensation expenses for equity awards granted in connection with the merger to retain key employees through the integration period; $20 million of aircraft livery costs; $37 million in professional and technical fees related to the integration of airline operations systems; $1 million in employee moving expenses; $4 million related to reservation system migration expenses and $5 million of other expenses.

3.	Debt

The following table details US Airways’ debt (in millions). Variable interest rates listed are the rates as of December 31, 2009.

	December 31,	December 31,
	2009	2008

Secured
Equipment loans, aircraft pre-delivery payment financings and other notes payable, fixed and variable interest rates ranging from 1.63% to 10.28%, averaging 4.94%, maturing from 2010 to 2021 (a)	$2,201	$1,674
Aircraft enhanced equipment trust certificates (“EETCs”), fixed interest rates ranging from 7.08% to 9.01%, averaging 7.79%, maturing from 2015 to 2022 (b)	505	540
Slot financing, fixed interest rate of 8.08%, interest only payments until due in 2015 (c)	47	47
Capital lease obligations, interest rate of 8%, installments due through 2021(d)	37	39
Senior secured discount notes, variable interest rate of 8.39%, due in 2010(e)	32	32

	2,822	2,332
Unsecured
Airbus advance, repayments beginning in 2010 through 2018(f)	247	207
Engine maintenance notes (g)	36	72
Industrial development bonds, fixed interest rate of 6.3%, interest only payments until due in 2023 (h)	29	29
Note payable to Pension Benefit Guaranty Corporation, fixed interest rate of 6%, interest only payments until due in 2012 (i)	10	10
Other notes payable, due in 2010	35	45

	357	363

Total long-term debt and capital lease obligations	3,179	2,695
Less: Total unamortized discount on debt	(94)	(113)
Current maturities, less $4 million and $10 million of unamortized discount on debt at December 31, 2009 and December 31, 2008, respectively	(418)	(346)

Long-term debt and capital lease obligations, net of current maturities	$2,667	$2,236

(a)	The following are the significant secured financing agreements entered into in 2009:

US Airways borrowed $825 million in 2009 to finance Airbus aircraft deliveries through a combination of facility agreements and manufacturer backstop financing. These financings bear interest at a rate of LIBOR plus an applicable margin and contain default provisions and other covenants that are typical in the industry.

US Airways borrowed an additional $120 million in 2009 under its spare parts loan agreement. The spare parts loan agreement bears interest at a rate of LIBOR plus a margin per annum and is secured by a first priority security interest in substantially all of US Airways’ rotable, repairable and expendable aircraft spare parts. The spare parts loan agreement matures on October 20, 2014.

In 2009, US Airways sold 10 of its Embraer 190 aircraft to Republic. In connection with this transaction, Republic assumed $216 million of debt outstanding on the 10 Embraer 190 aircraft and US Airways was released from its obligations associated with the debt assumed.

(b)	The equipment notes underlying these EETCs are the direct obligations of US Airways and cover the financing of 19 aircraft. See Note 8(c) for further discussion.

(c)	In September 2005, US Airways entered into an agreement with Republic to sell and leaseback certain of its commuter slots at Ronald Reagan Washington National Airport and New York LaGuardia Airport. US Airways continues to hold the right to repurchase the slots anytime after the second anniversary of the slot sale-leaseback transaction. These transactions were accounted for as secured financings. Installments are due monthly through 2015. In December 2006, Republic and US Airways modified terms of the agreement to conform to subsequent regulatory changes at LaGuardia, and the LaGuardia slots were returned to US Airways. The need for a subsequent modification was fully contemplated in the original agreement.

(d)	Capital lease obligations consist principally of certain airport maintenance and facility leases which expire in 2018 and 2021.

(e)	On December 27, 2004, AWA raised additional capital by financing its Phoenix maintenance facility and flight training center. The flight training center was previously unencumbered, and the maintenance facility became unencumbered earlier in 2004 when AWA refinanced its term loan. Using its leasehold interest in these two facilities as collateral, AWA, through a wholly owned subsidiary named FTCHP LLC, raised $31 million through the issuance of senior secured discount notes. The notes were issued by FTCHP at a discount pursuant to the terms of a senior secured term loan agreement among AWA, FTCHP, Heritage Bank SSB, as administrative agent, Citibank, N.A., as the initial lender, and the other lenders from time to time party thereto. Citibank, N.A. subsequently assigned all of its interests in the notes to third-party lenders.

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

In connection with this financing, AWA sold all of its leasehold interests in the maintenance facility and flight training center to FTCHP and entered into subleases for the facilities with FTCHP at lease rates expected to approximate the interest payments due under the notes. In addition, AWA agreed to make future capital contributions to FTCHP in amounts sufficient to cover principal payments and other amounts owing pursuant to the notes and the loan agreement. As part of the transfer of substantially all of AWA’s assets and liabilities to US Airways in connection with the combination of all mainline airline operations under one FAA operating certificate on September 26, 2007, AWA assigned its subleases for the facilities with FTCHP to US Airways. In addition, US Airways assumed all of the obligations of AWA in connection with the financing and joined the guarantee of the payment and performance of FTCHP’s obligations under the notes and the loan agreement. In 2009, the maturity date of the loan agreement was extended to March 31, 2010.

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

(g)	In December 2004, deferred charges under US Airways’ maintenance agreements with GE Engine Services, Inc. were converted into an unsecured term note. Interest on the note accrues at LIBOR plus 4%, and became payable beginning in January 2008, with principal and interest payments due in 48 monthly installments through 2011. The outstanding balance on the note at December 31, 2009 was $26 million at an interest rate of 4.5%.

In October 2008, US Airways entered into a promissory note with GE Engine Services, Inc. pursuant to which maintenance payments of up to $40 million due from October 2008 through March 2009 under US Airways’ Engine Service Agreement were deferred. Interest on the note accrues at 14%, and the first of 12 monthly principal and interest payments commenced in April 2009. The outstanding balance on the note at December 31, 2009 was $10 million.

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

Secured financings are collateralized by assets, primarily aircraft, engines, simulators, rotable aircraft parts and hangar and maintenance facilities. At December 31, 2009, the estimated maturities of long-term debt and capital leases are as follows (in millions):

2010	$421
2011	334
2012	305
2013	255
2014	265
Thereafter	1,599

$3,179

Certain of US Airways’ long-term debt agreements contain significant minimum cash balance requirements and other covenants with which US Airways was in compliance at December 31, 2009. Certain of US Airways’ long-term debt agreements contain cross-default provisions, which may be triggered by defaults by US Airways under other agreements relating to indebtedness.

4.	Income Taxes

US Airways accounts for income taxes using the asset and liability method. US Airways and its wholly owned subsidiaries are part of the US Airways Group consolidated income tax return. US Airways Group allocates tax and tax items, such as net operating losses (“NOLs”) and net tax credits, between members of the group based on their proportion of taxable income and other items. Accordingly, US Airways’ tax expense is based on taxable income, taking into consideration allocated tax loss carryforwards/carrybacks and tax credit carryforwards.

US Airways reported a loss in 2009, which increased its NOLs. As of December 31, 2009, US Airways has approximately $2.05 billion of gross NOLs to reduce future federal taxable income. All of US Airways’ NOLs are available to reduce federal taxable income in the calendar year 2010. The NOLs expire during the years 2022 through 2029.

US Airways’ net deferred tax assets, which include $1.98 billion of the NOLs, have been subject to a full valuation allowance. US Airways also has approximately $86 million of tax-effected state NOLs at December 31,

2009. At December 31, 2009, the federal and state valuation allowance is $575 million and $78 million, respectively, all of which will reduce future tax expense when recognized.

For the year ended December 31, 2009, US Airways recorded a tax benefit of $38 million. Of this amount, $21 million was due to a non-cash income tax benefit related to gains recorded within other comprehensive income during 2009. Generally accepted accounting principles (“GAAP”) require all items be considered (including items recorded in other comprehensive income) in determining the amount of tax benefit that results from a loss from continuing operations that should be allocated to continuing operations. In accordance with GAAP, US Airways recorded a tax benefit on the loss from continuing operations, which was exactly offset by income tax expense on other comprehensive income as follows:

		Change in
	Net Loss Income	Other Comprehensive
	Statement	Income

Pre-allocation	$(161)	$37
Tax allocation	21	(21)

As presented	$(140)	$16

As the income tax expense on other comprehensive income is equal to the income tax benefit recognized in continuing operations, US Airways’ total comprehensive loss is unchanged. In addition, US Airways’ net deferred tax position at December 31, 2009 is not impacted by this tax allocation.

In addition, US Airways recorded a $14 million benefit related to a legislation change allowing it to carry back 100% of 2008 Alternative Minimum Tax liability (“AMT”) net operating losses, resulting in the recovery of AMT amounts paid in prior years. US Airways also recognized a $3 million tax benefit related to the reversal of the deferred tax liability associated with the indefinite lived intangible assets that were impaired during 2009.

For the year ended December 31, 2008, US Airways reported a loss, which increased its NOLs, and it did not record a tax provision.

For the year ended December 31, 2007, US Airways utilized NOLs to reduce its income tax obligation. Utilization of these NOLs resulted in a corresponding decrease in the valuation allowance. As this valuation allowance was established through the recognition of tax expense, the decrease in valuation allowance offset US Airways’ tax provision dollar for dollar. US Airways recognized $7 million of non-cash state income tax expense for the year ended December 31, 2007, as US Airways utilized NOLs that were generated prior to the merger. As these were acquired NOLs, the accounting rules in place at that time required that the decrease in the valuation allowance associated with these NOLs reduce goodwill instead of the provision for income taxes.

US Airways is subject to AMT. In most cases, the recognition of AMT does not result in tax expense. However, since US Airways’ net deferred tax asset is subject to a full valuation allowance, any liability for AMT is recorded as tax expense. US Airways recorded AMT expense of $1 million for the year ended December 31, 2007. US Airways also recorded $1 million of state income tax related to certain states where NOLs were not available or limited for the year ended December 31, 2007.

The components of the provision (benefit) for income taxes are as follows (in millions):

	Year Ended December 31,
	2009	2008	2007

Current provision:
Federal	$—	$1	$1
State	—	—	1

Total current	—	1	2
Deferred provision:
Federal	(38)	—	(1)
State	—	(1)	6

Total deferred	(38)	(1)	5

Provision (benefit) for income taxes	$(38)	$—	$7

Income tax expense (benefit) differs from amounts computed at the federal statutory income tax rate as follows (in millions):

	Year Ended December 31,
	2009	2008	2007

Income tax expense (benefit) at the federal statutory income tax rate	$(62)	$(752)	$170
Book expenses not deductible for tax purposes	17	229	12
State income tax expense, net of federal income tax expense (benefit)	(4)	(38)	7
Change in valuation allowance	49	560	(180)
AMT provision (benefit)	(14)	1	1
Allocation to other comprehensive income	(21)	—	—
Long-lived intangibles	(3)	—	—
Other, net	—	—	(3)

Total	$(38)	$—	$7

Effective tax rate	(21.5)%	—%	1.4%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2009 and 2008 are as follows (in millions):

	2009	2008

Deferred tax assets:
Net operating loss carryforwards	$748	$515
Property, plant and equipment	28	21
Investments	63	95
Financing transactions	41	25
Employee benefits	335	338
Dividend Miles awards	126	144
AMT credit carryforward	25	38
Other deferred tax assets	24	197
Valuation allowance	(653)	(643)

Net deferred tax assets	737	730

Deferred tax liabilities:
Depreciation and amortization	541	522
Sale and leaseback transactions and deferred rent	137	144
Leasing transactions	45	47
Long-lived intangibles	25	31
Other deferred tax liabilities	4	4

Total deferred tax liabilities	752	748

Net deferred tax liabilities	15	18

Less: current deferred tax liabilities	—	—

Non-current deferred tax liabilities	$15	$18

The reason for significant differences between taxable and pre-tax book income primarily relates to depreciation on fixed assets, employee pension and postretirement benefit costs, employee-related accruals and leasing transactions.

US Airways files tax returns in the U.S. federal jurisdiction, and in various states and foreign jurisdictions. All federal and state tax filings for US Airways and AWA for fiscal years through December 31, 2008 have been timely filed. US Airways’ federal income tax year 2005 was closed by operation of the statute of limitations expiring, and there were no extensions filed. US Airways is not currently under IRS examination. US Airways files tax returns in 44 states, and its major state tax jurisdictions are Arizona, California, Pennsylvania and North Carolina. Tax years up to 2004 for these state tax jurisdictions are closed by operation of the statute of limitations expiring. Extensions for two states have been filed.

US Airways believes that its income tax filing positions and deductions related to tax periods subject to examination will be sustained upon audit and does not anticipate any adjustments that will result in a material adverse effect on US Airways’ financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded.

5.	Risk Management and Financial Instruments

US Airways’ economic prospects are heavily dependent upon two variables it cannot control: the health of the economy and the price of fuel. Due to the discretionary nature of business and leisure travel spending, airline industry revenues are heavily influenced by the condition of the U.S. economy and the economies in other regions of the world. Unfavorable economic conditions may result in decreased passenger demand for air travel, which in turn could have a negative effect on US Airways’ revenues. Similarly, the airline industry may not be able to sufficiently raise ticket prices to offset increases in aviation jet fuel prices. These factors could impact US Airways’ results of operations, financial performance and liquidity.

(a)	Fuel Price Risk

US Airways periodically enters into derivative contracts comprised of heating oil-based derivative instruments to hedge a portion of its projected jet fuel requirements. Since the third quarter of 2008, US Airways has not entered into any new fuel hedging transactions and, as of December 31, 2009, US Airways had no remaining outstanding fuel hedging contracts.

US Airways’ fuel hedging instruments did not qualify for hedge accounting. Accordingly, the derivative hedging instruments were recorded as an asset or liability on the balance sheet at fair value and any changes in fair value were recorded in the period of change as gains or losses on fuel hedging instruments, net in operating expenses in the accompanying consolidated statements of operations. The following table details US Airways’ loss (gain) on fuel hedging instruments, net (in millions):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Realized loss (gain)	$382	$(140)	$(58)
Unrealized loss (gain)	(375)	496	(187)

Loss (gain) on fuel hedging instruments, net	$7	$356	$(245)

The unrealized gains in 2009 were related to the reversal of prior period unrealized losses due to contracts settling in 2009.

(b)	Credit Risk

Cash, Cash Equivalents and Investments in Marketable Securities

US Airways invests available cash in money market securities and highly liquid debt instruments.

As of December 31, 2009, US Airways held auction rate securities totaling $347 million at par value, which are classified as available-for-sale securities and noncurrent assets on US Airways’ consolidated balance sheets. Contractual maturities for these auction rate securities range from seven to 43 years, with 73% of US Airways’ portfolio maturing within the next 10 years (2016 – 2017), 19% maturing within the next 30 years (2033 – 2036) and 8% maturing thereafter (2049 – 2052). With the liquidity issues experienced in the global credit and capital markets, all of US Airways’ auction rate securities have experienced failed auctions since August 2007. The estimated fair value of these auction rate securities no longer approximates par value. At December 31, 2009, the fair value of US Airways’ auction rate securities was $203 million. Refer to Note 6 for discussion on how US Airways determines the fair value of its investments in auction rate securities.

During 2009, US Airways sold certain investments in auction rate securities for net proceeds of $32 million. Additionally, US Airways recorded net unrealized gains of $58 million in other comprehensive income related to the increase in fair value of certain investments in auction rate securities, as well as $10 million in other-than-temporary impairment charges recorded in other nonoperating expense, net related to the decline in fair value of certain investments in auction rate securities.

In 2008, US Airways recorded $214 million of other-than-temporary impairment charges in other nonoperating expense, net. These charges included $48 million of previously recorded unrealized losses in other comprehensive income. US Airways’ conclusion for the $214 million other-than-temporary impairment was due to the length of time and extent to which the fair value was less than cost for certain securities. In 2007, US Airways recorded a $58 million decline in fair value. Of this decline in fair value, $48 million was deemed temporary and recorded to other comprehensive income and $10 million of the decline was deemed other-than-temporary and recorded to other nonoperating expense, net.

US Airways continues to monitor the market for auction rate securities and consider its impact (if any) on the fair value of its investments. If the current market conditions deteriorate, US Airways may be required to record additional impairment charges in other nonoperating expense, net in future periods.

Accounts Receivable

As of December 31, 2009, most of US Airways’ receivables related to tickets sold to individual passengers through the use of major credit cards or to tickets sold by other airlines and used by passengers on US Airways or its regional airline affiliates. These receivables are short-term, mostly being settled within seven days after sale. Bad debt losses, which have been minimal in the past, have been considered in establishing allowances for doubtful accounts. US Airways does not believe it is subject to any significant concentration of credit risk.

(c)	Interest Rate Risk

US Airways has exposure to market risk associated with changes in interest rates related primarily to its variable rate debt obligations. Interest rates on $1.96 billion principal amount of long-term debt as of December 31, 2009 are subject to adjustment to reflect changes in floating interest rates. The weighted average effective interest rate on US Airways’ variable rate debt was 4.59% at December 31, 2009.

The fair value of US Airways’ long-term debt was approximately $2.83 billion and $2.28 billion at December 31, 2009 and 2008, respectively. The fair values were estimated using quoted market prices where available. For long-term debt not actively traded, fair values were estimated using a discounted cash flow analysis, based on US Airways’ current incremental borrowing rates for similar types of borrowing arrangements.

6.	Fair Value Measurements

On January 1, 2008, US Airways adopted the provisions of SFAS No. 157, “Fair Value Measurements” (included in FASB ASC Topic 320, Investments-Debt and Equity Securities), which defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. This accounting guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, this accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1.	Observable inputs such as quoted prices in active markets;
Level 2.	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets measured at fair value on a recurring basis are as follows (in millions):

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs	Valuation
	Fair Value	(Level 1)	(Level 2)	(Level 3)	Technique

At December 31, 2009
Investments in marketable securities (noncurrent)	$203	$—	$—	$203	(1)
At December 31, 2008
Investments in marketable securities (noncurrent)	$187	$—	$—	$187	(1)
Fuel hedging derivatives	(375)	—	(375)	—	(2)

(1)	US Airways estimated the fair value of its auction rate securities based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, passing a future auction, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions. Refer to Note 5(b) for further discussion of US Airways’ investments in marketable securities.

(2)	As US Airways’ fuel hedging derivative instruments were not traded on a market exchange, the fair values were determined using valuation models which included assumptions about commodity prices based on those observed in the underlying markets. The fair value of fuel hedging derivatives is recorded in accounts payable on the consolidated balance sheets. Refer to Note 5(a) for further discussion of US Airways’ fuel hedging derivatives.

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (in millions):

Investments in
Marketable
Securities
(Noncurrent)

Balance at December 31, 2007	$353
Losses deemed to be other than temporary reclassified from other comprehensive income to other nonoperating expense, net	48
Impairment losses included in other nonoperating expense, net	(214)

Balance at December 31, 2008	187
Net unrealized gains recorded to other comprehensive income	58
Impairment losses included in other nonoperating expense, net	(10)
Sales of marketable securities	(32)

Balance at December 31, 2009	$203

Assets measured at fair value on a nonrecurring basis are as follows (in millions):

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs	Total
	Fair Value	(Level 1)	(Level 2)	(Level 3)	Losses

At December 31, 2009
International route authorities	$39	$—	$—	$39	$(16)

US Airways performed the annual impairment test on its international route authorities during the fourth quarter of 2009. The fair values of international route authorities were assessed using the market approach. The market approach took into consideration relevant supply and demand factors at the related airport locations as well as available market sale and lease data. As a result of US Airways’ annual impairment test on its international route authorities, US Airways recorded a $16 million impairment charge related to the decline in fair value of certain international routes.

7.	Employee Pension and Benefit Plans

Substantially all of US Airways’ employees meeting certain service and other requirements are eligible to participate in various pension, medical, dental, life insurance, disability and survivorship plans.

(a)	Other Postretirement Benefits Plan

The following table sets forth changes in the fair value of plan assets, benefit obligations and the funded status of the plans and the amounts recognized in US Airways’ consolidated balance sheets as of December 31, 2009 and 2008 (in millions).

	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008

Fair value of plan assets at beginning of period	$—	$—
Actual return on plan assets	—	—
Employer contributions	19	15
Plan participants’ contributions	17	22
Gross benefits paid	(36)	(37)

Fair value of plan assets at end of period	—	—

Benefit obligation at beginning of period	121	162
Service cost	2	2
Interest cost	9	9
Plan participants’ contributions	17	22
Actuarial (gain) loss	11	(33)
Gross benefits paid	(36)	(37)
Plan amendments	18	—
Effect of adopting the measurement date provisions of employers’ accounting for other postretirement benefit plans	—	(4)

Benefit obligation at end of period	142	121

Funded status of the plan	(142)	(121)

Liability recognized in the consolidated balance sheet	$(142)	$(121)

Net actuarial gain recognized in accumulated other comprehensive income	$59	$78

Defined benefit plans are measured as of December 31, 2009 and 2008. On January 1, 2008, US Airways adopted the measurement date provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (included in FASB ASC Topic 960, Plan Accounting – Defined Benefit Pension Plans). The change in US Airways’ other postretirement benefit obligation reflects a $4 million reduction in 2008, which includes $6 million of benefit payments, offset by $2 million of net periodic benefit costs for the period between the measurement date utilized in 2007, September 30, and the beginning of 2008. The $2 million of net periodic benefit costs was recorded as an adjustment to accumulated deficit.

In connection with the ratification of new unified agreements that moved all of US Airways’ fleet services and maintenance and related employees to one labor contract, US Airways’ postretirement benefit plans were amended effective as of January 1, 2009 to include all pre-merger AWA fleet service and maintenance and related employees.

The following table presents the weighted average assumptions used to determine benefit obligations:

	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008

Discount rate	5.51%	5.98%

US Airways assumed discount rates for measuring its other postretirement benefit obligations, based on a hypothetical portfolio of high quality publicly traded U.S. bonds (Aa rated, non-callable or callable with make-whole provisions), for which the timing and cash outflows approximate the estimated benefit payments of the other postretirement benefit plans.

As of December 31, 2009, the assumed health care cost trend rates are 8% in 2010 and 7.5% in 2011, decreasing to 5.5% in 2015 and thereafter. As of December 31, 2008, the assumed health care cost trend rates are 9% in 2009 and 8% in 2010, decreasing to 5.5% in 2015 and thereafter. The assumed health care cost trend rates could have a significant effect on amounts reported for retiree health care plans. A one-percentage point change in the health care cost trend rates would have the following effects on other postretirement benefits as of December 31, 2009 (in millions):

	1% Increase	1% Decrease

Effect on total service and interest costs	$1	$(1)
Effect on postretirement benefit obligation	9	(8)

Weighted average assumptions used to determine net periodic benefit cost were as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Discount rate	5.98%	5.94%	5.67%

Components of the net and total periodic cost for other postretirement benefits are as follows (in millions):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Service cost	$2	$2	$3
Interest cost	9	9	12
Amortization of actuarial gain (1)	(6)	(2)	—

Total periodic cost	$5	$9	$15

(1)	The estimated actuarial gain for other postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2010 is $4 million.

In 2010, US Airways expects to contribute $13 million to its other postretirement plans. The following benefits, which reflect expected future service, as appropriate, are expected to be paid from the other postretirement plans (in millions):

	Other
	Postretirement
	Benefits before
	Medicare Subsidy	Medicare Subsidy

2010	$13	$—
2011	13	—
2012	12	—
2013	12	—
2014	13	—
2015 to 2019	66	(2)

(b)	Defined Contribution Plans

US Airways sponsors several defined contribution plans which cover a majority of its employee groups. US Airways makes contributions to these plans based on the individual plan provisions, including an employer non-discretionary contribution and an employer match. These contributions are generally made based upon eligibility, eligible earnings and employee group. Expenses related to these plans were $94 million, $92 million and $78 million for the years ended December 31, 2009, 2008, and 2007, respectively.

(c)	Postemployment Benefits

US Airways provides certain postemployment benefits to its employees. These benefits include disability-related and workers’ compensation benefits for certain employees. US Airways accrues for the cost of such benefit expenses once an appropriate triggering event has occurred. In 2007, US Airways recorded a $99 million charge to increase long-term disability obligations for US Airways’ pilots as a result of a change in the FAA-mandated retirement age for pilots from 60 to 65.

(d)	Profit Sharing Plans

Most non-executive employees of US Airways are eligible to participate in the 2005 Profit Sharing Plan, an annual bonus program. Annual bonus awards are paid from a profit-sharing pool equal to (i) 10% of the annual profits of US Airways Group (excluding unusual items) for pre-tax profit margins up to 10%, plus (ii) 15% of the annual profits of US Airways Group (excluding unusual items) for pre-tax profit margins greater than 10%. Awards are paid as a lump sum no later than March 15 after the end of each fiscal year. US Airways recorded no amounts in 2009 and 2008 for profit sharing as US Airways had a net loss in these years excluding special items and recorded $49 million for profit sharing in 2007, which is recorded in salaries and related costs.

8.	Commitments and Contingencies

(a)	Commitments to Purchase Flight Equipment and Maintenance Services

Aircraft and Engine Purchase Commitments

US Airways has definitive purchase agreements with Airbus for the acquisition of 134 aircraft, including 97 single-aisle A320 family aircraft and 37 widebody aircraft (comprised of 22 A350 XWB aircraft and 15 A330-200 aircraft), of which 30 aircraft have been delivered through December 31, 2009. Deliveries of the A320 family aircraft commenced during 2008 with the delivery of five A321 aircraft. During 2009, US Airways took delivery of 18 Airbus A321 aircraft, five A330-200 aircraft and two Airbus A320 aircraft. Of the 20 A320 family aircraft, 11 were financed using manufacturer backstop financing, eight were financed through existing financing facilities and one was financed through a leasing transaction. Of the five A330-200 aircraft, three were financed through leasing transactions and two were financed through new loan agreements.

In November 2009, US Airways amended its purchase agreements with Airbus to defer 54 Airbus aircraft originally scheduled for delivery between 2010 and 2012 to 2013 and beyond. These deferral arrangements will reduce US Airways’ aircraft capital expenditures over the next three years by approximately $2.5 billion and reduce near- and medium-term obligations to Airbus and others by approximately $132 million. US Airways now plans to take delivery of 28 Airbus aircraft between 2010 and 2012, consisting of four aircraft in 2010 (two A320 aircraft and two A330 aircraft) and 24 A320 family aircraft in 2011-2012. In addition, commencement of US Airways’ Airbus A350 XWB operations, with aircraft deliveries originally scheduled to start in 2015, will now be postponed to 2017.

US Airways has agreements for the purchase of eight new IAE V2500-A5 spare engines scheduled for delivery through 2014 for use on the Airbus A320 family fleet, three new Trent 700 spare engines scheduled for delivery through 2013 for use on the Airbus A330-200 fleet and three new Trent XWB spare engines scheduled for delivery in 2017 through 2019 for use on the Airbus A350 XWB aircraft. US Airways has taken delivery of two of the Trent 700 spare engines and one of the V2500-A5 spare engines, which were financed through leasing transactions.

Under all of US Airways’ aircraft and engine purchase agreements, US Airways’ total future commitments as of December 31, 2009 are expected to be approximately $6.09 billion through 2019 as follows: $296 million in 2010, $504 million in 2011, $579 million in 2012, $1.15 billion in 2013, $932 million in 2014 and $2.63 billion thereafter, which includes predelivery deposits and payments. US Airways has financing commitments for all Airbus aircraft scheduled for delivery during 2010 to 2012.

(b)	Leases

US Airways leases certain aircraft, engines, and ground equipment, in addition to the majority of its ground facilities and terminal space. As of December 31, 2009, US Airways had 305 aircraft under operating leases, with remaining terms ranging from one month to approximately 14 years. Ground facilities include maintenance facilities and ticket, corporate and administrative offices. Public airports are utilized for flight operations under lease arrangements with the municipalities or agencies owning or controlling such airports. Substantially all leases provide that the lessee must pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. Some leases also include renewal and purchase options.

As of December 31, 2009, obligations under noncancellable operating leases for future minimum lease payments were as follows (in millions):

2010	$1,064
2011	939
2012	862
2013	717
2014	639
Thereafter	3,183

Total minimum lease payments	7,404
Less sublease rental receipts	(782)

Total minimum lease payments	$6,622

For the years ended December 31, 2009, 2008 and 2007, rental expense under operating leases was $1.28 billion, $1.32 billion and $1.28 billion, respectively.

US Airways leases certain flight equipment to related parties (see Note 11(b)) under noncancellable operating leases expiring in various years through year 2022. The future minimum rental receipts associated with these leases are $78 million in each year 2010 through 2014 and $392 million thereafter. The following amounts relate to owned aircraft leased under such agreements as reflected in flight equipment as of December 31, 2009 and 2008 (in millions):

	2009	2008

Flight equipment	$286	$286
Less accumulated amortization	(43)	(33)

	$243	$253

(c)	Off-balance Sheet Arrangements

US Airways has obligations with respect to pass through trust certificates, or EETCs, issued by pass through trusts to cover the financing of 19 owned aircraft, 114 leased aircraft and three leased engines. These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of flight equipment. Rather than finance each aircraft separately when such aircraft is purchased or delivered, these trusts allowed US Airways to raise the financing for several aircraft at one time and place such funds in escrow pending the purchase or delivery of the relevant aircraft. The trusts were also structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to US Airways.

Each trust covered a set amount of aircraft scheduled to be delivered within a specific period of time. At the time of each covered aircraft financing, the relevant trust used the funds in escrow to purchase equipment notes relating to the financed aircraft. The equipment notes were issued, at US Airways’ election in connection with a mortgage financing of the aircraft or by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leased the aircraft to US Airways. In both cases, the equipment notes are secured by a security interest in the aircraft. The pass through trust certificates are not direct obligations of, nor are they guaranteed by, US Airways Group or US Airways. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of US Airways. As of December 31, 2009, $505 million associated with these mortgage financings is reflected as debt in the accompanying consolidated balance sheet.

With respect to leveraged leases, US Airways evaluated whether the leases had characteristics of a variable interest entity. US Airways concluded the leasing entities met the criteria for variable interest entities. US Airways then evaluated whether or not it was the primary beneficiary by evaluating whether or not it was exposed to the majority of the risks (expected losses) or whether it receives the majority of the economic benefits (expected residual returns) from the trusts’ activities. US Airways does not provide residual value guarantees to the bondholders or equity participants in the trusts. Each lease does have a fixed price purchase option that allows US Airways to purchase the aircraft near the end of the lease term. However, the option price approximates an estimate of the aircraft’s fair value at the option date. Under this feature, US Airways does not participate in any increases in the value of the aircraft. US Airways concluded it was not the primary beneficiary under these arrangements. Therefore, US Airways accounts for its EETC leveraged lease financings as operating leases. US Airways’ total future obligations under these leveraged lease financings are $3.25 billion as of December 31, 2009, which are included in the future minimum lease payments table in (b) above.

(d)	Regional Jet Capacity Purchase Agreements

US Airways has entered into capacity purchase agreements with certain regional jet operators. The capacity purchase agreements provide that all revenues, including passenger, mail and freight revenues, go to US Airways. In return, US Airways agrees to pay predetermined fees to these airlines for operating an agreed-upon number of aircraft, without regard to the number of passengers onboard. In addition, these agreements provide that certain variable costs, such as airport landing fees and passenger liability insurance, will be reimbursed 100% by US Airways. US Airways controls marketing, scheduling, ticketing, pricing and seat inventories. The regional jet capacity purchase agreements have expirations from 2012 to 2020. The future minimum noncancellable commitments under the regional jet capacity purchase agreements are $1.01 billion in 2010, $1.03 billion in 2011, $900 million in 2012, $772 million in 2013, $771 million in 2014 and $2.35 billion thereafter.

Certain entities with which US Airways has capacity purchase agreements are considered variable interest entities. In connection with its restructuring and emergence from bankruptcy, US Airways contracted with Air Wisconsin and Republic to purchase a significant portion of these companies’ regional jet capacity for a period of 10 years. US Airways has determined that it is not the primary beneficiary of these variable interest entities, based on cash flow analyses. Additionally, US Airways has analyzed the arrangements with other carriers with which US Airways has long-term capacity purchase agreements and has concluded it is not required to consolidate any of the entities.

(e)	Legal Proceedings

On September 12, 2004, US Airways Group and its domestic subsidiaries (collectively, the “Reorganized Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (Case Nos. 04-13819-SSM through 03-13823-SSM) (the “2004 Bankruptcy”). On September 16, 2005, the Bankruptcy Court issued an order confirming the plan of reorganization submitted by the Reorganized Debtors and on September 27, 2005, the Reorganized Debtors emerged from the 2004 Bankruptcy. The Bankruptcy Court’s order confirming the plan included a provision called the plan injunction, which forever bars other parties from pursuing most claims against the Reorganized Debtors that arose prior to September 27, 2005 in any forum other than the Bankruptcy Court. Substantially all of the claims in the 2004 Bankruptcy have been settled and the remaining claims, if paid at all, will be paid out in common stock of the post-bankruptcy US Airways Group at a small fraction of the actual claim amount. However, the effects of these common stock distributions were already reflected in US Airways’ financial statements upon emergence from bankruptcy and will not have any further impact on its financial position or results of operations. US Airways presently expects the bankruptcy case to be closed during 2010.

US Airways and/or its subsidiaries are defendants in various pending lawsuits and proceedings, and from time to time are subject to other claims arising in the normal course of its business, many of which are covered in whole or in part by insurance. The outcome of those matters cannot be predicted with certainty at this time, but US Airways, having consulted with outside counsel, believes that the ultimate disposition of these contingencies will not materially affect its consolidated financial position or results of operations.

(f)	Guarantees and Indemnifications

US Airways guarantees the payment of principal and interest on certain special facility revenue bonds issued by municipalities to build or improve certain airport and maintenance facilities which are leased to US Airways. Under such leases, US Airways is required to make rental payments through 2023, sufficient to pay maturing principal and interest payments on the related bonds. As of December 31, 2009, the remaining lease payments guaranteeing the principal and interest on these bonds are $137 million, of which $34 million of these obligations is accounted for as a capital lease and reflected as debt in the accompanying consolidated balance sheet.

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

US Airways Group’s 7% notes are fully and unconditionally guaranteed, jointly and severally and on a senior unsecured basis, by US Airways and AWA. In addition, US Airways is a guarantor of US Airways Group’s Citicorp credit facility.

9.	Other Comprehensive Income (Loss)

US Airways’ other comprehensive income (loss) consisted of the following (in millions):

	Year Ended December 31,
	2009	2008	2007

Net income (loss)	$(140)	$(2,148)	$478
Net unrealized gains (losses) on available-for-sale securities, net of tax expense of $21 million in 2009	35	—	(48)
Recognition of previous unrealized losses now deemed other-than-temporary	—	48	—
Other postretirement benefits	(19)	31	47

Total comprehensive income (loss)	$(124)	$(2,069)	$477

The components of accumulated other comprehensive income were as follows (in millions):

	December 31,	December 31,
	2009	2008

Other postretirement benefits	$59	$78
Accumulated net unrealized gains on available-for-sale securities, net of tax	35	—

Accumulated other comprehensive income	$94	$78

10.	Supplemental Cash Flow Information

Supplemental disclosure of cash flow information and non-cash investing and financing activities are as follows (in millions):

	Year Ended December 31,
	2009	2008	2007

Non-cash transactions:
Forgiveness of intercompany payable to US Airways Group	$600	$—	$1,834
Note payables issued for aircraft purchases	333	—	—
Debt extinguished from sale of aircraft	(251)	—	—
Unrealized loss (gain) on available-for-sale securities, net	(58)	—	48
Interest payable converted to debt	40	7	—
Maintenance payable converted to debt	8	33	—
Repayment of Barclays prepaid miles loan by US Airways Group	—	—	325
Cash transactions:
Interest paid, net of amounts capitalized	145	124	122
Income taxes paid	—	—	4

11.	Related Party Transactions

The following represents net payable balances to related parties (in millions):

	December 31,
	2009	2008

US Airways Group	$607	$949
US Airways Group’s wholly owned subsidiaries	35	36

	$642	$985

(a)	Parent Company

US Airways Group has the ability to move funds freely between its operating subsidiaries to support operations. These transfers are recognized as intercompany transactions. In September 2009, US Airways Group contributed $600 million in net intercompany receivables due from US Airways to the capital of US Airways.

US Airways recorded interest expense for the years ended December 31, 2009, 2008 and 2007 of $27 million, $61 million and $86 million, respectively, related to the above transactions and other transactions with wholly owned subsidiaries of US Airways Group as described below. Interest is calculated at market rates, which are reset quarterly.

(b)	Subsidiaries of US Airways Group

The net payable to US Airways Group’s wholly owned subsidiaries consists of amounts due under regional capacity agreements with the other airline subsidiaries and fuel purchase arrangements with a non-airline subsidiary.

US Airways purchases all of the capacity generated by US Airways Group’s wholly owned regional airline subsidiaries at a rate per ASM that is periodically determined by US Airways and, concurrently, recognizes revenues that result primarily from passengers being carried by these affiliated companies. The rate per ASM that US Airways pays is based on estimates of the costs incurred to supply the capacity. US Airways recognized US Airways Express capacity purchase expense for the years ended December 31, 2009, 2008 and 2007 of $451 million, $417 million and $455 million, respectively, related to this program.

US Airways provides various services to these regional airlines, including passenger handling, maintenance and catering. US Airways recognized other operating revenues for the years ended December 31, 2009, 2008 and 2007 of $87 million, $89 million and $95 million, respectively, related to these services. These regional airlines also perform passenger and ground handling services for US Airways at certain airports, for which US Airways recognized other operating expenses for the years ended December 31, 2009, 2008 and 2007 of $142 million,

$154 million and $156 million, respectively. US Airways also leases or subleases certain aircraft to these regional airline subsidiaries. US Airways recognized other operating revenues of $78 million related to these arrangements for each of the years ended December 31, 2009, 2008 and 2007, respectively.

US Airways purchases a portion of its aviation fuel from US Airways Group’s wholly owned subsidiary, MSC, which acts as a fuel wholesaler to US Airways in certain circumstances. For the years ended December 31, 2009, 2008 and 2007, MSC sold fuel totaling $677 million, $1.33 billion and $1.02 billion, respectively, used by US Airways’ mainline and Express flights.

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

Information concerning operating revenues in principal geographic areas is as follows (in millions):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

United States	$8,405	$9,760	$9,675
Foreign	2,204	2,484	2,138

Total	$10,609	$12,244	$11,813

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

The 2008 Plan authorizes the grant of awards for the issuance of up to a maximum of 6,700,000 shares of US Airways Group’s common stock. Awards may be in the form of performance grants, bonus awards, performance shares, restricted stock awards, vested shares, restricted stock units, vested units, incentive stock options, nonstatutory stock options and stock appreciation rights. The number of shares of US Airways Group’s common stock available for issuance under the 2008 Plan is reduced by (i) one share for each share of stock issued pursuant to a stock option or a stock appreciation right, and (ii) one and one-half (1.5) shares for each share of stock issued pursuant to all other stock awards. Cash settled awards do not reduce the number of shares available for issuance under the 2008 Plan. Stock awards that are terminated, forfeited or repurchased result in an increase in the share reserve of the 2008 Plan corresponding to the reduction originally made in respect of the award. Any shares of the US Airways Group’s stock tendered or exchanged by a participant as full or partial payment to US Airways Group of the exercise price under an option and any shares retained or withheld by US Airways Group in satisfaction of an employee’s obligations to pay applicable withholding taxes with respect to any award will not be available for reissuance, subjected to new awards or otherwise used to increase the share reserve under the 2008 Plan. The cash proceeds from option exercises will not be used to repurchase shares on the open market for reuse under the 2008 Plan.

US Airways’ net income (loss) for the years ended December 31, 2009, 2008 and 2007 included $23 million, $34 million and $32 million, respectively, of stock-based compensation costs. During 2009, stock-based compensation costs consisted of $20 million related to stock settled awards and $3 million related to cash settled awards.

Restricted Stock Unit Awards – As of December 31, 2009, US Airways Group has outstanding restricted stock unit awards (“RSUs”) with service conditions, which are classified as equity awards. The grant-date fair value of RSUs is equal to the market price of the underlying shares of US Airways Group’s common stock on the date of grant and is expensed over the vesting period. The vesting period for RSU awards is three years.

RSU award activity for the years ending December 31, 2009, 2008 and 2007 is as follows (shares in thousands):

		Weighted
	Number of	Average Grant-
	Shares	Date Fair Value

2005 Equity Incentive Plan
Nonvested balances at December 31, 2006	814	$28.63
Granted	242	41.51
Vested and released	(446)	29.85
Forfeited	(18)	31.26

Nonvested balance at December 31, 2007	592	$32.91
Granted	535	9.02
Vested and released	(390)	29.07
Forfeited	(32)	23.15

Nonvested balance at December 31, 2008	705	$17.36
Granted	—	—
Vested and released	(323)	22.16
Forfeited	(29)	15.76

Nonvested balance at December 31, 2009	353	$13.10

2008 Equity Incentive Plan
Nonvested balance at December 31, 2007	—	$—
Granted	19	7.52
Vested and released	—	—
Forfeited	—	—

Nonvested balance at December 31, 2008	19	$7.52
Granted	280	3.44
Vested and released	(189)	2.84
Forfeited	—	—

Nonvested balance at December 31, 2009	110	$5.19

As of December 31, 2009, there were $3 million of total unrecognized compensation costs related to RSUs. These costs are expected to be recognized over a weighted average period of 0.9 years. The total fair value of RSUs vested during 2009, 2008 and 2007 was $2 million, $3 million and $14 million, respectively.

Stock Options and Stock Appreciation Rights – Stock options and stock appreciation rights are granted with an exercise price equal to the underlying common stock’s fair market value at the date of each grant. Stock options and stock appreciation rights have service conditions, become exercisable over a three-year vesting period and expire if unexercised at the end of their term, which ranges from seven to 10 years. Stock options and stock-settled stock appreciation rights (“SARs”) are classified as equity awards as the exercise results in the issuance of shares of US Airways Group’s common stock. Cash-settled stock appreciation rights (“CSARs”) are classified as liability awards as the exercise results in payment of cash by US Airways.

Stock option and SARs activity for the years ending December 31, 2009, 2008 and 2007 is as follows (stock options and SARs in thousands):

			Weighted
			Average
	Stock	Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	and SARs	Exercise Price	(years)	Intrinsic Value
				(In millions)

1994 Incentive Equity Plan
Balance at December 31, 2006	750	$46.10
Granted	—	—
Exercised	(30)	40.93
Forfeited	—	—
Expired	(75)	46.38

Balance at December 31, 2007	645	$46.30
Granted	—	—
Exercised	(2)	9.21
Forfeited	—	—
Expired	(244)	55.35

Balance at December 31, 2008	399	$40.96
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(200)	45.34

Balance at December 31, 2009	199	$36.57	.62	$—
Vested or expected to vest at December 31, 2009	199	$36.57	.62	$—
Exercisable at December 31, 2009	199	$36.57	.62	$—
2002 Incentive Equity Plan
Balance at December 31, 2006	798	$18.33
Granted	—	—
Exercised	(36)	14.36
Forfeited	—	—
Expired	—	—

Balance at December 31, 2007	762	$18.52
Granted	—	—
Exercised	(2)	6.42
Forfeited	—	—
Expired	(23)	25.08

Balance at December 31, 2008	737	$18.34
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(17)	19.39

Balance at December 31, 2009	720	$18.32	3.95	$—
Vested or expected to vest at December 31, 2009	720	$18.32	3.95	$—
Exercisable at December 31, 2009	720	$18.32	3.95	$—
2005 Equity Incentive Plan
Balance at December 31, 2006	2,495	$31.53
Granted	1,123	42.23
Exercised	(92)	29.74
Forfeited	(93)	35.00
Expired	(63)	37.48

			Weighted
			Average
	Stock	Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	and SARs	Exercise Price	(years)	Intrinsic Value
				(In millions)

Balance at December 31, 2007	3,370	$34.96
Granted	1,959	9.11
Exercised	(5)	8.84
Forfeited	(200)	30.18
Expired	(218)	32.76

Balance at December 31, 2008	4,906	$24.93
Granted	—	—
Exercised	—	—
Forfeited	(119)	20.43
Expired	(266)	30.82

Balance at December 31, 2009	4,521	$24.67	7.00	$—
Vested or expected to vest at December 31, 2009	4,429	$24.87	6.98	$—
Exercisable at December 31, 2009	3,184	$28.69	6.54	$—
2008 Equity Incentive Plan
Balance at December 31, 2007	—	$—
Granted	2,389	6.64
Exercised	—	—
Forfeited	(56)	6.70
Expired	—	—

Balance at December 31, 2008	2,333	$6.64
Granted	3,286	3.23
Exercised	—	—
Forfeited	(193)	6.67
Expired	(8)	6.70

Balance at December 31, 2009	5,418	$4.57	6.03	$5.6
Vested or expected to vest at December 31, 2009	5,095	$4.59	6.02	$5.2
Exercisable at December 31, 2009	717	$6.65	5.63	$—

CSARs activity for the year ending December 31, 2009 is as follows (CSARs in thousands):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual Term	Aggregate
	CSARs	Exercise Price	(years)	Intrinsic Value
				(In millions)

2008 Equity Incentive Plan
Balance at December 31, 2008	—	$—
Granted	4,645	3.10
Exercised	—	—
Forfeited	(232)	3.10
Expired	—	—

Balance at December 31, 2009	4,413	$3.10	6.27	$7.7
Vested or expected to vest at December 31, 2009	4,110	$3.10	6.27	$7.2
Exercisable at December 31, 2009	3	$5.23	5.87	$—

The fair value of stock options and stock appreciation rights is determined at the grant date using a Black-Scholes option pricing model, which requires several assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the award at the time of grant. The dividend yield is assumed to be zero as US Airways Group does not pay dividends and has no current plans to do so in the future. The volatility is based on the historical volatility of US Airways Group’s common stock over a time period equal to the expected term of the award. The expected life of the award is based on the historical experience of US Airways.

The per share weighted-average grant-date fair value of stock appreciation rights granted and the weighted-average assumptions used for the years ended December 31, 2009, 2008 and 2007 were as follows:

	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Weighted average fair value	$1.84	$3.28	$16.57
Risk free interest rate	1.3%	2.5%	4.5%
Expected dividend yield	—	—	—
Expected life	3.0 years	3.0 years	3.0 years
Volatility	92%	62%	52%

As of December 31, 2009, there was $12 million of total unrecognized compensation costs related to stock options and SARs. These costs are expected to be recognized over a weighted average period of 1.1 years. There were no stock options or SARs exercised during 2009. The total intrinsic value of stock options and SARs exercised during the years ended December 31, 2008 and 2007 was $0.1 million and $4 million, respectively. Cash received from stock option and SAR exercises during the years ended December 31, 2008 and 2007 was $0.1 million and $2 million, respectively.

As of December 31, 2009, the average fair market value of outstanding CSARs was $3.52 per share and the related liability was $3 million. These CSARs will continue to be remeasured at fair value at each reporting date until all awards are settled. As of December 31, 2009, the total unrecognized compensation expense for CSARs was $10 million and is expected to be recognized over a weighted average period of 1.3 years.

Agreements with the Pilot Union — US Airways Group and US Airways have a letter of agreement with the US Airways’ pilot union through April 18, 2008, that provides that US Airways’ pilots designated by the union receive stock options to purchase 1.1 million shares of US Airways Group’s common stock. The first tranche of 0.5 million stock options was granted on January 31, 2006 with an exercise price of $33.65. The second tranche of 0.3 million stock options was granted on January 31, 2007 with an exercise price of $56.90. The third and final tranche of 0.3 million stock options was granted on January 31, 2008 with an exercise price of $12.50. The stock options granted to pilots do not reduce the shares available for grant under any equity incentive plan. Any of these pilot stock options that are forfeited or that expire without being exercised will not become available for grant under any of US Airways’ plans.

The per share fair value of the pilot stock options and assumptions used for the January 31, 2008 and 2007 grants were as follows:

	January 31,	January 31,
	2008	2007

Per share fair value	$3.02	$18.02
Risk free interest rate	2.2%	4.9%
Expected dividend yield	—	—
Expected life	2.0 years	2.0 years
Volatility	55%	53%

As of December 31, 2009, there were no unrecognized compensation costs related to stock options granted to pilots as the stock options were fully vested on the grant date. As of December 31, 2009, there were 0.8 million pilot stock options outstanding at a weighted average exercise price of $34.40 and a weighted average remaining contractual term of 7.28 years. No pilot stock options were exercised in 2009 or 2008. There were 25,029 pilot stock options exercised during 2007 pursuant to this agreement. The total intrinsic value of pilot stock options exercised during 2007 was $1 million. Cash received from pilot stock options exercised during 2007 totaled $1 million.

14.	Valuation and Qualifying Accounts (in millions)

	Balance at			Balance
	Beginning			at End
Description	of Period	Additions	Deductions	of Period

Allowance for doubtful receivables:
Year ended December 31, 2009	$6	$7	$5	$8

Year ended December 31, 2008	$4	$10	$8	$6

Year ended December 31, 2007	$8	$9	$13	$4

Allowance for inventory obsolescence:
Year ended December 31, 2009	$48	$12	$2	$58

Year ended December 31, 2008	$38	$18	$8	$48

Year ended December 31, 2007	$29	$10	$1	$38

Valuation allowance on deferred tax asset, net:
Year ended December 31, 2009	$643	$29	$19	$653

Year ended December 31, 2008	$83	$560	$—	$643

Year ended December 31, 2007	$263	$—	$180	$83

15.	Flight 1549

On January 15, 2009, US Airways flight 1549 was involved in an accident in New York that resulted in the aircraft ditching in the Hudson River. The Airbus A320 aircraft was en route to Charlotte from LaGuardia with 150 passengers and a crew of five onboard. All aboard survived and there were no serious injuries. US Airways had insurance coverage for both the aircraft (which was a total loss) as well as costs resulting from the accident, and there were no applicable deductibles.

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

16.	Slot Transaction

In August 2009, US Airways Group and US Airways entered into a mutual asset purchase and sale agreement with Delta Air Lines, Inc. (“Delta”). Pursuant to the agreement, US Airways would transfer to Delta certain assets related to flight operations at LaGuardia Airport in New York, including 125 pairs of slots currently used to provide US Airways Express service at LaGuardia. Delta would transfer to US Airways certain assets related to flight operations at Washington National Airport, including 42 pairs of slots, and the authority to serve Sao Paulo, Brazil and Tokyo, Japan. One slot equals one take-off or landing, and each pair of slots equals one roundtrip flight. The agreement is structured as two simultaneous asset sales and is expected to be cash neutral to US Airways. The closing of the transactions under the agreement is subject to certain closing conditions, including approvals from a number of government agencies, including the U.S. Department of Justice, the U.S. Department of Transportation (“DOT”), the FAA and The Port Authority of New York and New Jersey.

On February 9, 2010, the DOT issued a proposed order conditionally approving the transaction. The proposed order, which is subject to a 30-day comment period, would require the airlines to divest 20 of the 125 slot pairs involved at LaGuardia and 14 of the 42 slot pairs at Washington National. Delta and US Airways are currently reviewing the DOT’s proposed order to determine next steps. However, US Airways expects that if this order is implemented as proposed the transaction will not go forward.

17.	Embraer 190 Sale

US Airways sold 10 of its Embraer 190 aircraft to Republic during the fourth quarter of 2009. US Airways is currently leasing back four of the 10 aircraft from Republic for periods ranging from one to five months. Debt outstanding on the 10 Embraer aircraft was $216 million prior to the sale. In connection with this transaction, Republic agreed to assume the full amount of this debt and US Airways was released from its obligations under the assumed debt. Additionally, at the time of sale, US Airways had $35 million outstanding under a loan from Republic (the “Republic loan”). The Republic loan was scheduled to be repaid starting in January 2010 and fully repaid in October 2011. The full amount outstanding under the Republic loan was applied to the purchase price of the 10 aircraft. US Airways incurred non-cash charges of $49 million from the loss on sale of the 10 aircraft and write off of related debt discount and issuance costs in the fourth quarter of 2009.

18.	Selected Quarterly Financial Information (unaudited)

Summarized quarterly financial information for 2009 and 2008 is as follows (in millions):

2009	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating revenues	$2,491	$2,696	$2,758	$2,664
Operating expenses	2,517	2,575	2,757	2,638
Operating income (loss)	(26)	121	1	26
Nonoperating expenses, net	(69)	(52)	(69)	(110)
Income tax benefit	—	—	—	(38)
Net income (loss)	(95)	69	(68)	(46)
2008
Operating revenues	$2,867	$3,287	$3,293	$2,797
Operating expenses	3,060	3,825	3,981	3,151
Operating loss	(193)	(538)	(688)	(354)
Nonoperating expenses, net	(31)	(21)	(164)	(159)
Income tax provision (benefit)	—	—	3	(3)
Net loss	(224)	(559)	(855)	(510)

US Airways’ 2009 and 2008 fourth quarter financial results were impacted by recognition of the following items:

Fourth quarter 2009 operating expenses included $33 million of net special charges consisting of $16 million in non-cash impairment charges due to the decline in fair value of certain indefinite lived intangible assets associated with international routes, $5 million in aircraft costs as a result of US Airways’ previously announced capacity reductions, $6 million in severance charges and $6 million in costs related to US Airways’ liquidity improvement program. Operating expenses also included $3 million in non-cash charges related to the decline in fair value of certain Express spare parts. Nonoperating expenses, net included $49 million in non-cash charges associated with the sale of 10 Embraer 190 aircraft and write off of related debt discount and issuance costs. Income tax benefit includes $21 million of a non-cash income tax benefit related to gains recorded within other comprehensive income, a $14 million tax benefit related to a legislation change allowing US Airways to carry back 100% of 2008 AMT net operating losses, resulting in the recovery of AMT amounts paid in prior years and a $3 million tax benefit related to the reversal of the deferred tax liability associated with the indefinite lived intangible assets that were impaired during 2009.

Fourth quarter 2008 operating expenses included $234 million of net unrealized losses on fuel hedging instruments and $8 million of net special charges consisting of $7 million in aircraft costs and $1 million in severance charges, both as a result of US Airways’ capacity reductions. Non-operating expenses, net included $74 million in other-than-temporary non-cash impairment charges for US Airways’ investments in auction rate securities as well as $4 million in write offs of debt issuance costs resulting from certain loan prepayments.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Section 404 of the Sarbanes-Oxley Act of 2002 requires management to include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of US Airways Group’s and US Airways’ internal control over financial reporting, as well as an attestation report from US Airways Group’s and US Airways’ independent registered public accounting firm on the effectiveness of US Airways Group’s and US Airways’ internal control over financial reporting. Management’s annual report on internal control over financial reporting and the related attestation report from US Airways Group’s and US Airways’ independent registered public accounting firm are included herein.

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of US Airways Group’s and US Airways’ management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the rules promulgated under the Exchange Act) as of December 31, 2009. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Changes in Internal Control over Financial Reporting

There has been no change to US Airways Group’s or US Airways’ internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, US Airways Group’s or US Airways’ internal control over financial reporting.

Limitation on the Effectiveness of Controls

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO believe that our disclosure controls and procedures were effective at the “reasonable assurance” level as of December 31, 2009.

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

Management assessed the effectiveness of US Airways Group’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management concludes that US Airways Group maintained effective internal control over financial reporting as of December 31, 2009.

US Airways Group’s independent registered public accounting firm has issued an audit report on the effectiveness of US Airways Group’s internal control over financial reporting. That report has been included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
US Airways Group, Inc.:

We have audited US Airways Group, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, US Airways Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of US Airways Group and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 16, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Phoenix, Arizona
February 16, 2010

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

Management assessed the effectiveness of US Airways’ internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management concludes that US Airways maintained effective internal control over financial reporting as of December 31, 2009.

US Airways’ independent registered public accounting firm has issued an audit report on the effectiveness of US Airways’ internal control over financial reporting. That report has been included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
US Airways, Inc.:

We have audited US Airways, Inc. and subsidiaries’ (“US Airways”) internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). US Airways’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, US Airways, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of US Airways, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholder’s equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 16, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Phoenix, Arizona
February 16, 2010

Item 9B.	Other Information

None.

PART III

The information required by Part III of this Annual Report on Form 10-K, pursuant to General Instruction G(3) of Form 10-K, will, except as otherwise set forth below in Item 10, be set forth in US Airways Group’s definitive Proxy Statement to be filed pursuant to Regulation 14A relating to US Airways Group’s Annual Meeting of Stockholders on June 10, 2010 and is incorporated herein by reference. US Airways Group will, within 120 days of the end of its fiscal year, file with the SEC a definitive proxy statement pursuant to Regulation 14A.

Item 10.	Directors, Executive Officers and Corporate Governance

Except as stated below, information regarding US Airways Group’s and US Airways’ directors and executive officers required by this Item will be set forth under the captions “Proposal 1 — Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information About Our Board of Directors and Corporate Governance” in US Airways Group’s definitive Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

US Airways Group has adopted a Code of Business Conduct and Ethics (“Code”) within the meaning of Item 406(b) of Regulation S-K. The Code applies to the officers, directors and employees of US Airways Group and its subsidiaries. The Code, US Airways Group’s Corporate Governance Guidelines and the charters of our Board committees are publicly available on US Airways Group’s website at www.usairways.com. Printed copies of the Code, the Corporate Governance Guidelines and the charters of the Board committees are available at no charge to any stockholder upon request to our Corporate Secretary at US Airways, 111 West Rio Salado Parkway, Tempe, Arizona 85281. If US Airways Group makes substantive amendments to the Code or grants any waiver, including any implicit waiver, to its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions, US Airways Group will disclose the nature of such amendment or waiver on its website or in a Current Report on Form 8-K in accordance with applicable rules and regulations. The information contained on or connected to US Airways Group’s website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report that US Airways Group files or furnishes with the SEC.

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

Information required by this Item will be set forth in US Airways Group’s definitive Proxy Statement under the caption “Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Consolidated Financial Statements

The following consolidated financial statements of US Airways Group, Inc. are included in Part II, Item 8A of this report:

—	Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007

—	Consolidated Balance Sheets as of December 31, 2009 and 2008

—	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

—	Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2009, 2008 and 2007

—	Notes to Consolidated Financial Statements

The following consolidated financial statements of US Airways, Inc. are included in Part II, Item 8B of this report:

—	Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007

—	Consolidated Balance Sheets as of December 31, 2009 and 2008

—	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

—	Consolidated Statements of Stockholder’s Equity (Deficit) for the years ended December 31, 2009, 2008 and 2007

—	Notes to Consolidated Financial Statements

Consolidated Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable or not required, or because the required information is either incorporated herein by reference or included in the consolidated financial statements or notes thereto included in this report.

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

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated May 19, 2005, by and among US Airways Group and America West Holdings Corporation (incorporated by reference to Exhibit 2.1 to US Airways Group’s Registration Statement on Form S-4 filed on June 28, 2005) (Pursuant to item 601(b)(2) of Regulation S-K promulgated by the SEC, the exhibits and schedules to the Agreement and Plan of Merger have been omitted. Such exhibits and schedules are described in the Agreement and Plan of Merger. US Airways Group hereby agrees to furnish to the SEC, upon its request, any or all of such omitted exhibits or schedules) (Registration No. 333-126162).
2.2	Letter Agreement, dated July 7, 2005 by and among US Airways Group, America West Holdings Corporation, Barbell Acquisition Corp., ACE Aviation America West Holdings, Inc., Eastshore Aviation, LLC, Par Investment Partners, L.P., Peninsula Investment Partners, L.P. and Wellington Management Company, LLP (incorporated by reference to Exhibit 2.2 to Amendment No. 1 to US Airways Group’s Registration Statement on Form S-4 filed on August 8, 2005) (Registration No. 333-126162).

2.3	Joint Plan of Reorganization of US Airways, Inc. and Its Affiliated Debtors and Debtors-in-Possession (incorporated by reference to Exhibit 2.1 to US Airways Group’s Current Report on Form 8-K filed on September 22, 2005).
2.4	Findings of Fact, Conclusions of Law and Order Under 11 USC Sections 1129(a) and(b) of Fed. R. Bankr. P. 3020 Confirming the Joint Plan of Reorganization of US Airways, Inc. and Its Affiliated Debtors and Debtors-in-Possession (incorporated by reference to Exhibit 2.2 to US Airways Group’s Current Report on Form 8-K filed on September 22, 2005).
2.5	Mutual Asset Purchase and Sale Agreement dated as of August 11, 2009 among Delta Air Lines, Inc., US Airways, Inc. and US Airways Group, Inc. (incorporated by reference to Exhibit 2.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).*
3.1	Amended and Restated Certificate of Incorporation of US Airways Group, effective as of September 27, 2005 (incorporated by reference to Exhibit 3.1 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005).
3.2	Amended and Restated Bylaws of US Airways Group, effective as of September 27, 2005 (incorporated by reference to Exhibit 3.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).
3.3	Amended and Restated Certificate of Incorporation of US Airways, Inc., effective as of March 31, 2003 (incorporated by reference to Exhibit 4.4 to US Airways Group’s Automatic Shelf Registration Statement on Form S-3 filed December 3, 2009).
3.4	Amended and Restated Bylaws of US Airways, Inc., effective as of March 31, 2003 (incorporated by reference to Exhibit 4.5 to US Airways Group’s Automatic Shelf Registration Statement on Form S-3 filed December 3, 2009).
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of US Airways Group, Inc., effective as of July 24, 2009 (incorporated by reference to Exhibit 3.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
4.1	Indenture, dated as of September 30, 2005, between US Airways Group, the guarantors listed therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005).
4.2	Registration Rights Agreement, dated as of September 30, 2005, between US Airways Group, AWA and US Airways, as guarantors, and the initial purchaser named therein (incorporated by reference to Exhibit 4.2 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005).
4.3	Indenture, dated May 13, 2009, between US Airways Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to US Airways Group’s Current Report on Form 8-K filed May 14, 2009).
4.4	First Supplemental Indenture, dated May 13, 2009, between US Airways Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee., including a form of 7.25% Convertible Senior Note due 2014 (incorporated by reference to Exhibit 4.2 to US Airways Group’s Current Report on Form 8-K filed May 14, 2009).
4.5	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.6 to US Airways Group’s Automatic Shelf Registration Statement on Form S-3 filed December 3, 2009).
4.6	Form of US Airways Group, Inc. Indenture for Debt Securities (incorporated by reference to Exhibit 4.7 to US Airways Group’s Automatic Shelf Registration Statement on Form S-3 filed December 3, 2009).
4.7	Form of US Airways, Inc. Indenture for Debt Securities (incorporated by reference to Exhibit 4.8 to US Airways Group’s Automatic Shelf Registration Statement on Form S-3 filed December 3, 2009).
10.1	Master Memorandum of Understanding, dated as of November 24, 2004, among US Airways Group, US Airways, and General Electric Capital Corporation acting through its agent GE Capital Aviation Services, Inc. and General Electric Company, GE Transportation Component (incorporated by reference to Exhibit 10.9 to US Airways Group’s Annual Report on Form 10-K/A for the year ended December 31, 2004).*

10.2	Master Merger Memorandum of Understanding, dated as of June 13, 2005, among US Airways, US Airways Group, America West Holdings, Inc., AWA, General Electric Capital Corporation, acting through its agent GE Commercial Aviation Services LLC, GE Engine Services, Inc., GE Engine Services – Dallas, LP and General Electric Company, GE Transportation Component (incorporated by reference to Exhibit 10.9 to US Airways Group’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2005).*
10.3	Amended and Restated Airbus A320 Agreement dated as of October 2, 2007 between US Airways, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.3 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2007).*
10.4	Amendment No. 1 dated as of January 11, 2008 to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement dated as of October 2, 2007 between US Airways, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*
10.5	Amendment No. 2 dated as of October 20, 2008 to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement dated as of October 2, 2007 between US Airways, Inc. and Airbus S.A.S., including Amended and Restated Letter Agreement No. 3, Amended and Restated Letter Agreement No. 5, and Amended and Restated Letter Agreement No. 9 to the Purchase Agreement (incorporated by reference to Exhibit 10.5 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2008).*
10.6	A330 Purchase Agreement dated as of October 2, 2007 between US Airways, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.4 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2007).*
10.7	Amendment No. 1 dated as of November 15, 2007 to A330 Purchase Agreement dated as of October 2, 2007 between US Airways, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.5 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2007).*
10.8	Amendment No. 2 dated as of October 20, 2008 to A330 Purchase Agreement dated as of October 2, 2007 between US Airways, Inc. and Airbus S.A.S., including Amended and Restated Letter Agreement No. 5 and Amended and Restated Letter Agreement No. 9 to the Purchase Agreement (incorporated by reference to Exhibit 10.8 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2008).*
10.9	A330/A340 Purchase Agreement dated as of November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.5 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 1998).*
10.10	Amendment No. 1 dated as of March 23, 2000 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).*
10.11	Amendment No. 2 dated as of June 29, 2000 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).*
10.12	Amendment No. 3 dated as of November 27, 2000 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.14 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2000).*
10.13	Amendment No. 4 dated as of September 20, 2001 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.16 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2001).*
10.14	Amendment No. 5 dated as of July 17, 2002 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).*
10.15	Amendment No. 6 dated as of March 29, 2003 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).*

10.16	Amendment No. 7 dated August 30, 2004 to the Airbus A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.3 to US Airways’ Group’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2004).*
10.17	Amendment No. 8 dated December 22, 2004 to the Airbus A330/A340 Purchase Agreement dated as of November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.6 to US Airways Group’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2005).*
10.18	Amendment No. 9 dated January 2005 to the Airbus A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.7 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).*
10.19	Letter Agreement dated December 17, 2004 between US Airways Group and US Airways and Airbus North America Sales Inc. (incorporated by reference to Exhibit 99.1 to US Airways Group’s Current Report on Form 8-K filed on February 9, 2005).
10.20	Amendment No. 10 dated September 2005 to the Airbus A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.7 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).*
10.21	Amendment No. 11 dated as of October 2, 2007 to the Airbus A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.18 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2007).*
10.22	Amended and Restated Airbus A350 XWB Purchase Agreement, dated as of October 2, 2007, among AVSA, S.A.R.L. and US Airways, Inc., AWA and US Airways Group (incorporated by reference to Exhibit 10.19 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2007).*
10.23	Amendment No. 1 dated as of October 20, 2008 to the Amended and Restated Airbus A350 XWB Purchase Agreement, dated as of October 2, 2007, between US Airways, Inc. and Airbus S.A.S., including Amended and Restated Letter Agreement No. 3, Amended and Restated Letter Agreement No. 5, and Amended and Restated Letter Agreement No. 9 to the Purchase Agreement (incorporated by reference to Exhibit 10.23 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2008).*
10.24	Amended and Restated Embraer Aircraft Purchase Agreement dated as of June 13, 2006 between US Airways Group and Embraer – Empresa Brasileira de Aeronautica S.A. (incorporated by reference to Exhibit 10.3 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).*
10.25	Amendment No. 1 dated as of June 1, 2007 to Amended and Restated Embraer Aircraft Purchase Agreement dated June 13, 2006 between US Airways Group and Embraer – Empresa Brasileira de Aeronautica S.A. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).*
10.26	Amendment No. 2 dated as of June 6, 2007 to Amended and Restated Embraer Aircraft Purchase Agreement dated June 13, 2006 between US Airways Group and Embraer – Empresa Brasileira de Aeronautica S.A. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).*
10.27	Amendment No. 3 dated as of August 15, 2007 to Amended and Restated Embraer Aircraft Purchase Agreement dated as of June 13, 2006 between US Airways Group and Embraer – Empresa Brasileira de Aeronautica S.A. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*
10.28	Amendment No. 4 dated as of March 14, 2008 to Amended and Restated Embraer Aircraft Purchase Agreement dated as of June 13, 2006 between US Airways Group and Embraer – Empresa Brasileira de Aeronautica S.A. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*

10.29	Amendment No. 5 dated as of June 30, 2008 to Amended and Restated Embraer Aircraft Purchase Agreement dated as of June 13, 2006 between US Airways Group and Embraer – Empresa Brasileira de Aeronautica S.A. (incorporated by reference to Exhibit 10.3 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).*
10.30	Amendment No. 6 dated as of October 22, 2008 to Amended and Restated Embraer Aircraft Purchase Agreement dated as of June 13, 2006 between US Airways Group and Embraer – Empresa Brasileira de Aeronautica S.A. (incorporated by reference to Exhibit 10.30 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2008).*
10.31	Amendment No. 1 dated as of August 15, 2007 to Amended and Restated Letter Agreement DCT-022/33 dated as of June 13, 2006 between US Airways Group and Embraer – Empresa Brasileira de Aeronautica S.A. (incorporated by reference to Exhibit 10.3 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*
10.32	Amendment No. 2 dated as of March 14, 2008 to Amended and Restated Letter Agreement DCT-022/33 dated as of June 13, 2006 between US Airways Group and Embraer – Empresa Brasileira de Aeronautica S.A. (incorporated by reference to Exhibit 10.3 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*
10.33	Bombardier CRJ Aircraft Master Purchase Agreement dated as of May 9, 2003 between US Airways Group and Bombardier, Inc. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).*
10.34	Contract Change Order 1 dated January 27, 2004 to Bombardier CRJ Aircraft Master Purchase Agreement dated as of May 9, 2003 between US Airways Group and Bombardier, Inc. (incorporated by reference to Exhibit 10.6 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).*
10.35	Contract Change Order 2 dated February 9, 2004 to Bombardier CRJ Aircraft Master Purchase Agreement dated as of May 9, 2003 between US Airways Group and Bombardier, Inc. (incorporated by reference to Exhibit 10.7 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).*
10.36	Contract Change Order 3 dated February 26, 2004 to Bombardier CRJ Aircraft Master Purchase Agreement dated as of May 9, 2003 between US Airways Group and Bombardier, Inc. (incorporated by reference to Exhibit 10.8 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).*
10.37	Global Settlement Letter, dated November 10, 2006, among US Airways Group and Bombardier Inc. (incorporated by reference to Exhibit 10.46 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2006).*
10.38	Letter Agreement dated September 16, 2005 by and among US Airways Group, America West Holdings Corporation, Barbell Acquisition Corp., ACE Aviation America West Holdings, Inc., Eastshore Aviation, LLC, Par Investment Partners, L.P., Peninsula Investment Partners, L.P. and Wellington Management Company, LLP (incorporated by reference to Exhibit 10.11 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).
10.39	Merchant Services Bankcard Agreement, dated as of April 16, 2003, between AWA, The Leisure Company, JPMorgan Chase Bank, and Chase Merchant Services L.L.C. (incorporated by reference to Exhibit 10.113 to Amendment No. 2 to the Registration Statement on Form S-4 filed by US Airways Group on August 11, 2005) (Registration No. 333-126162).*
10.40	First Amendment to Merchant Services Bankcard Agreement, dated as of August 8, 2005, among AWA, JPMorgan Chase Bank, N.A., and Chase Merchant Services, L.L.C. (incorporated by reference to Exhibit 10.111 to Amendment No. 2 to the Registration Statement on Form S-4 filed by US Airways Group on August 11, 2005) (Registration No. 333-126162).*
10.41	Second Amendment to Merchant Services Bankcard Agreement, dated as of April 11, 2008, between US Airways Group, US Airways, Chase Alliance Partners, LLC, as successor to Chase Merchant Services, LLC, and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).*

10.42	Loan Agreement [Spare Parts], dated as of October 20, 2008, among US Airways, Inc., GECC, as administrative agent, collateral agent and original lender, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.49 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2008).*
10.43	Amendment No. 1 to Loan Agreement [Spare Parts], dated as of December 5, 2008, among US Airways, Inc., GECC, as administrative agent, collateral agent and original lender, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.50 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2008).*
10.44	Loan Agreement, dated March 23, 2007, among US Airways Group as Borrower, certain subsidiaries of US Airways Group party to the agreement from time to time, Citicorp North America, Inc., as Administrative Agent, the lenders party to the agreement from time to time, Citigroup Global Markets Inc., as Joint Lead Arranger and Bookrunner, Morgan Stanley Senior Funding, Inc., as Joint Lead Arranger and Bookrunner and Syndication Agent, and General Electric Capital Corporation, as Documentation Agent (incorporated by reference to Exhibit 4.1 to US Airways Group’s Current Report on Form 8-K filed on March 26, 2007).
10.45	Amendment No. 2 to Loan Agreement, dated as of January 14, 2008, between US Airways Group, Inc., as Borrower, and Citicorp North America, Inc., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.3 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).
10.46	Amendment No. 3 to Loan Agreement, dated as of October 20, 2008, between US Airways Group, Inc., as Borrower, and Citigroup North America, Inc. as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.53 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.47	Amended and Restated Loan Agreement, dated as of April 7, 2006, among US Airways Group, General Electric Capital Corporation, as Administrative Agent, the lenders party to the agreement from time to time, and certain subsidiaries of US Airways Group party to the agreement from time to time (incorporated by reference to Exhibit 4.1 to US Airways Group’s Current Report on Form 8-K dated April 7, 2006, filed on April 10, 2006).
10.48	Stockholders’ Agreement, dated as of September 27, 2005, among US Airways Group and the group of investors named therein under the management of Wellington Management Company, LLP (incorporated by reference to Exhibit 10.5 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005).
10.49	Stockholders’ Agreement, dated as of September 27, 2005, among US Airways Group, Tudor Proprietary Trading L.L.C. and the group of investors named therein for which Tudor Investment Corp. acts as investment advisor (incorporated by reference to Exhibit 10.6 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005).
10.50	US Airways Funded Executive Defined Contribution Plan (incorporated by reference to Exhibit 10.1 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2003).†
10.51	First Amendment to the US Airways Funded Executive Defined Contribution Plan dated January 26, 2004 (incorporated by reference to Exhibit 10.4 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).†
10.52	Second Amendment to the US Airways Funded Executive Defined Contribution Plan dated May 20, 2004 (incorporated by reference to Exhibit 10.5 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).†
10.53	Third Amendment to the US Airways Funded Executive Defined Contribution Plan dated June 24, 2004 (incorporated by reference to Exhibit 10.6 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).†
10.54	US Airways Unfunded Executive Defined Contribution Plan (incorporated by reference to Exhibit 10.2 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2003).†
10.55	First Amendment to the US Airways Unfunded Executive Defined Contribution Plan dated January 26, 2004 (incorporated by reference to Exhibit 10.7 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).†

10.56	Second Amendment to the US Airways Unfunded Executive Defined Contribution Plan dated May 20, 2004 (incorporated by reference to Exhibit 10.8 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).†
10.57	Third Amendment to the US Airways Unfunded Executive Defined Contribution Plan dated June 24, 2004 (incorporated by reference to Exhibit 10.9 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).†
10.58	US Airways Group 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005).†
10.59	Stock Unit Award Agreement, dated as of September 27, 2005, between US Airways Group and W. Douglas Parker (incorporated by reference to Exhibit 10.6 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005).†
10.60	Form of Stock Unit Agreement under US Airways Group’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).†
10.61	Form of Stock Appreciation Rights Award Agreement under US Airways Group’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.75 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2005).†
10.62	Form of Nonstatutory Stock Option Award Agreement under US Airways Group’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).†
10.63	Form of Stock Bonus Award Agreement for Non-Employee Directors under US Airways Group’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.96 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2007).†
10.64	US Airways Group, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to US Airways Group’s Registration Statement on Form S-8 filed on June 30, 2008 (Registration No. 333-152033)).†
10.65	Form of Restricted Stock Unit Award Agreement under the US Airways Group, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed August 7, 2008).†
10.66	Form of Stock Appreciation Right Award Agreement under the US Airways Group, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to US Airways Group’s Current Report on Form 8-K filed August 7, 2008).†
10.67	Form of Director Vested Share Award Agreement under the US Airways Group 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.78 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2008).†
10.68	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed on October 6, 2005).†
10.69	Performance-Based Award Plan (as Amended and Restated effective November 2, 2005) (incorporated by reference to Exhibit 10.79 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2005).†
10.70	Amended and Restated America West 1994 Incentive Equity Plan (incorporated by reference to Exhibit 10.21 to AWA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).†
10.71	America West Holdings 2002 Incentive Equity Plan as amended through May 23, 2002 (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).†
10.72	2007 Performance-Based Award Program under the US Airways Group 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).†
10.73	2008 Long Term Incentive Program under the US Airways Group 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.84 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2008).†

10.74	Form of Executive Change in Control Agreement for Presidents (incorporated by reference to Exhibit 10.2 to US Airways Group’s Current Report on Form 8-K filed on November 29, 2007).†
10.75	Form of Executive Change in Control Agreement for Executive Vice Presidents (incorporated by reference to Exhibit 10.3 to US Airways Group’s Current Report on Form 8-K filed on November 29, 2007).†
10.76	Form of Executive Change in Control Agreement for Senior Vice Presidents (incorporated by reference to Exhibit 10.4 to US Airways Group’s Current Report on Form 8-K filed on November 29, 2007).†
10.77	Summary of Director Compensation and Benefits (incorporated by reference to Exhibit 10.88 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2008).†
10.78	Form of Letter Agreement for Directors Travel Program (incorporated by reference to Exhibit 10.106 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2007).†
10.79	Amended and Restated Employment Agreement dated as of November 28, 2007 by and among US Airways Group, US Airways, Inc. and W. Douglas Parker (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed on November 29, 2007).†
10.80	US Airways Group Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed on January 23, 2006).†
10.81	2009 Long Term Incentive Program under the US Airways Group 2008 Equity Incentive Plan. †
10.82	Amendment No. 4 dated as of August 11, 2009 to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).*
10.83	Amendment No. 4 dated as of July 23, 2009 to the A330 Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).*
10.84	Amendment No. 3 dated as of July 23, 2009 to the Amended and Restated Airbus A350 XWB Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.3 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).*
10.85	Amendment No. 3 dated as of January 16, 2009 to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement dated as of October 2, 2007 between US Airways, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).*
10.86	Amendment No. 3 dated as of January 16, 2009 to the Airbus A330 Purchase Agreement dated as of October 2, 2007 between US Airways, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).*
10.87	Amendment No. 2 dated as of January 16, 2009 to the Amended and Restated Airbus A350 XWB Purchase Agreement, dated as of October 2, 2007, among AVSA, S.A.R.L. and US Airways, Inc., AWA and US Airways Group (incorporated by reference to Exhibit 10.3 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).*
10.88	Amendment No. 7 dated as of January 14, 2009 to Amended and Restated Embraer Aircraft Purchase Agreement dated as of June 13, 2006 between US Airways Group and Embraer – Empresa Brasileira de Aeronautica S.A. (incorporated by reference to Exhibit 10.4 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).*
10.89	Amendment No. 2 to Loan Agreement [Spare Parts], dated as of January 15, 2009, among US Airways, Inc., GECC, as administrative agent, collateral agent and original lender, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.6 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).*
10.90	Amendment No. 3 to Loan Agreement [Spare Parts], dated as of March 31, 2009, among US Airways, Inc., GECC, as administrative agent, collateral agent and original lender, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.7 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).*

10.91	Form of Stock Appreciation Right (Cash-Settled) Award Agreement under the US Airways Group, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).†
10.92	Form of Stock Appreciation Right (Stock-Settled) Award Agreement under the US Airways Group, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).†
10.93	Amendment No. 5 dated as of October 2, 2009 to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc.*
10.94	Amendment No. 6 dated as of November 20, 2009 to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc.*
10.95	Amendment No. 5 dated as of November 20, 2009 to the A330 Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc.*
10.96	Amendment No. 4 dated as of November 20, 2009 to the Amended and Restated Airbus A350 XWB Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc.*
10.97	Second Amended and Restated Letter Agreement No. 5 dated as of November 20, 2009 to the Amended and Restated Airbus A350 XWB Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc.*
21.1	Subsidiaries of US Airways Group and US Airways.
23.1	Consents of KPMG LLP, Independent Registered Public Accounting Firm of US Airways Group.
24.1	Powers of Attorney (included in signature page of this Annual Report on Form 10-K).
31.1	Certification of US Airways Group’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of US Airways Group’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.3	Certification of US Airways’ Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.4	Certification of US Airways’ Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of US Airways Group’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of US Airways’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted under a request for confidential treatment and filed separately with the United States Securities and Exchange Commission.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrants have duly caused this report to be signed on their behalf by the undersigned, hereunto duly authorized.

US Airways Group, Inc.

By:	/s/ W. Douglas Parker
W. Douglas Parker
Chairman and Chief Executive Officer

Date: February 16, 2010

US Airways, Inc.

By:	/s/ W. Douglas Parker
W. Douglas Parker
Chairman and Chief Executive Officer

Date: February 16, 2010

KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints W. Douglas Parker and Derek J. Kerr and each or any of them, his or her true and lawful attorneys and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ W. Douglas Parker W. Douglas Parker	Chairman and Chief Executive Officer (Principal Executive Officer)	February 16, 2010

/s/ Derek J. Kerr Derek J. Kerr	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 16, 2010

/s/ Bruce R. Lakefield Bruce R. Lakefield	Director	February 16, 2010

/s/ Herbert M. Baum Herbert M. Baum	Director	February 16, 2010

/s/ Matthew J. Hart Matthew J. Hart	Director	February 16, 2010

Signatures	Title	Date

/s/ Richard C. Kraemer Richard C. Kraemer	Director	February 16, 2010

/s/ Cheryl G. Krongard Cheryl G. Krongard	Director	February 16, 2010

/s/ Denise M. O’Leary Denise M. O’Leary	Director	February 16, 2010

/s/ George M. Philip George M. Philip	Director	February 16, 2010

/s/ J. Steven Whisler J. Steven Whisler	Director	February 16, 2010

EXHIBIT INDEX

Exhibit
Number	Description

10.81	2009 Long Term Incentive Program under the US Airways Group 2008 Equity Incentive Plan. †
10.93	Amendment No. 5 dated as of October 2, 2009 to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc.*

10.94	Amendment No. 6 dated as of November 20, 2009 to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc.*

10.95	Amendment No. 5 dated as of November 20, 2009 to the A330 Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc.*

10.96	Amendment No. 4 dated as of November 20, 2009 to the Amended and Restated Airbus A350 XWB Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc.*

10.97	Second Amended and Restated Letter Agreement No. 5 dated as of November 20, 2009 to the Amended and Restated Airbus A350 XWB Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc.*

21.1	Subsidiaries of US Airways Group and US Airways.

23.1	Consents of KPMG LLP, Independent Registered Public Accounting Firm of US Airways Group.

24.1	Powers of Attorney (included in signature page of this Annual Report on Form 10-K).

31.1	Certification of US Airways Group’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of US Airways Group’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of US Airways’ Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.4	Certification of US Airways’ Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of US Airways Group’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of US Airways’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted under a request for confidential treatment and filed separately with the United States Securities and Exchange Commission.
†	Management contract or compensatory plan or arrangement.