Form 10-Q
period 2010-03-31
US AIRWAYS GROUP INC; US AIRWAYS INC
filed 2010-04-27
CIK 701345, 714560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
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
As of April 23, 2010, there were approximately 161,277,180 shares of US Airways Group, Inc. common stock outstanding.
As of April 23, 2010, US Airways, Inc. had 1,000 shares of common stock outstanding, all of which were held by US Airways Group, Inc.

US Airways Group, Inc.
US Airways, Inc.
Form 10-Q
Quarterly Period Ended March 31, 2010

This combined Quarterly Report on Form 10-Q is filed by US Airways Group, Inc. (“US Airways Group”) and its wholly owned subsidiary US Airways, Inc. (“US Airways”). References in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and the “Company” refer to US Airways Group and its consolidated subsidiaries.
Note Concerning Forward-Looking Statements
Certain of the statements contained in this report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” and “continue” and similar terms used in connection with statements regarding, among others, our outlook, expected fuel costs, the revenue environment, and our expected financial performance. These statements include, but are not limited to, statements about future financial and operating results, our plans, objectives, expectations and intentions and other statements that are not historical facts. These statements are based upon the current beliefs and expectations of management and are subject to significant risks and uncertainties that could cause our actual results and financial position to differ materially from these statements. These risks and uncertainties include, but are not limited to, those described below under Part II, Item 1A, “Risk Factors,” and the following:
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
All of the forward-looking statements are qualified in their entirety by reference to the factors discussed in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. There may be other factors of which we are not currently aware that may affect matters discussed in the forward-looking statements and may also cause actual results to differ materially from those discussed. We assume no obligation to publicly update or supplement any forward-looking statement to reflect actual results, changes in assumptions or changes in other factors affecting these estimates other than as required by law. Any forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q or as of the dates indicated in the statements.
Part I. Financial Information
This combined Quarterly Report on Form 10-Q is filed by US Airways Group and US Airways and includes the condensed consolidated financial statements of each company in Item 1A and Item 1B, respectively.

Item 1A.	Condensed Consolidated Financial Statements of US Airways Group, Inc.
US Airways Group, Inc.
Condensed Consolidated Statements of Operations
(In millions, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Operating revenues:
Mainline passenger	$1,698	$1,611
Express passenger	601	551
Cargo	33	24
Other	319	269

Total operating revenues	2,651	2,455
Operating expenses:
Aircraft fuel and related taxes	534	378
Loss on fuel hedging instruments, net	—	27
Salaries and related costs	556	551
Express expenses	650	604
Aircraft rent	171	178
Aircraft maintenance	157	174
Other rent and landing fees	134	131
Selling expenses	95	92
Special items, net	5	6
Depreciation and amortization	61	60
Other	298	279

Total operating expenses	2,661	2,480

Operating loss	(10)	(25)
Nonoperating income (expense):
Interest income	5	6
Interest expense, net	(82)	(71)
Other, net	42	(13)

Total nonoperating expense, net	(35)	(78)

Loss before income taxes	(45)	(103)
Income tax provision	—	—

Net loss	$(45)	$(103)

Loss per common share:
Basic loss per common share	$(0.28)	$(0.90)
Diluted loss per common share	$(0.28)	$(0.90)
Shares used for computation (in thousands):
Basic	161,115	114,121
Diluted	161,115	114,121
See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$1,532	$1,299
Accounts receivable, net	416	285
Materials and supplies, net	227	227
Prepaid expenses and other	564	520

Total current assets	2,739	2,331
Property and equipment
Flight equipment	4,094	3,852
Ground property and equipment	888	883
Less accumulated depreciation and amortization	(1,206)	(1,151)

	3,776	3,584
Equipment purchase deposits	41	112

Total property and equipment	3,817	3,696
Other assets
Other intangibles, net of accumulated amortization of $120 million and $113 million, respectively	496	503
Restricted cash	442	480
Investments in marketable securities	70	203
Other assets	244	241

Total other assets	1,252	1,427

Total assets	$7,808	$7,454

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Current maturities of debt and capital leases	$481	$502
Accounts payable	370	337
Air traffic liability	1,110	778
Accrued compensation and vacation	187	178
Accrued taxes	209	141
Other accrued expenses	827	853

Total current liabilities	3,184	2,789
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	4,125	4,024
Deferred gains and credits, net	358	377
Postretirement benefits other than pensions	129	130
Employee benefit liabilities and other	459	489

Total noncurrent liabilities and deferred credits	5,071	5,020
Commitments and contingencies
Stockholders’ deficit
Common stock, $0.01 par value; 400,000,000 shares authorized, 161,536,675 and 161,119,051 shares issued and outstanding at March 31, 2010; 161,520,457 and 161,102,833 shares issued and outstanding at December 31, 2009	2	2
Additional paid-in capital	2,110	2,107
Accumulated other comprehensive income	40	90
Accumulated deficit	(2,586)	(2,541)
Treasury stock, common stock, 417,624 shares at March 31, 2010 and December 31, 2009	(13)	(13)

Total stockholders’ deficit	(447)	(355)

Total liabilities and stockholders’ deficit	$7,808	$7,454

See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Net cash provided by operating activities	$199	$187
Cash flows from investing activities:
Purchases of property and equipment	(78)	(183)
Sales of marketable securities	132	20
Decrease in long-term restricted cash	38	37
Proceeds from sale-leaseback transactions and dispositions of property and equipment	—	52

Net cash provided by (used in) investing activities	92	(74)
Cash flows from financing activities:
Repayments of debt and capital lease obligations	(135)	(105)
Proceeds from issuance of debt	80	221
Deferred financing costs	(3)	(1)

Net cash provided by (used in) financing activities	(58)	115

Net increase in cash and cash equivalents	233	228
Cash and cash equivalents at beginning of period	1,299	1,034

Cash and cash equivalents at end of period	$1,532	$1,262

Non-cash investing and financing activities:
Note payables issued for aircraft purchases	$111	$32
Interest payable converted to debt	11	9
Net unrealized loss on available-for-sale securities	1	—
Maintenance payable converted to debt	—	9
Supplemental information:
Interest paid, net of amounts capitalized	$67	$63
Income taxes paid	—	—
See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of US Airways Group, Inc. (“US Airways Group” or the “Company”) should be read in conjunction with the financial statements contained in US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2009. The accompanying unaudited condensed consolidated financial statements include the accounts of US Airways Group and its wholly owned subsidiaries. Wholly owned subsidiaries include US Airways, Inc. (“US Airways”), Piedmont Airlines, Inc. (“Piedmont”), PSA Airlines, Inc. (“PSA”), Material Services Company, Inc. (“MSC”) and Airways Assurance Limited (“AAL”). All significant intercompany accounts and transactions have been eliminated.
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
Recent Accounting Pronouncements
In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU No. 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASU No. 2009-17 requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU No. 2009-17 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The Company adopted ASU No. 2009-17 as of January 1, 2010, and its application had no impact on the Company’s condensed consolidated financial statements.
In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements.” ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. A company may elect, but will not be required, to adopt the amendments in ASU No. 2009-13 retrospectively for all prior periods. The Company is currently evaluating the requirements of ASU No. 2009-13 and has not yet determined its impact on the Company’s condensed consolidated financial statements.

2. Special Items, Net
Special items, net as shown on the condensed consolidated statements of operations included the following charges for the three months ended March 31, 2010 and 2009 (in millions):

	Three Months Ended
	March 31,
	2010	2009
Aircraft costs (a)	$5	$5
Severance charges (b)	—	1

Special items, net	$5	$6

(a)	In the three months ended March 31, 2010 and 2009, the Company recorded $5 million for aircraft costs in each period as a result of its previously announced capacity reductions.

(b)	In the three months ended March 31, 2009, the Company recorded $1 million in severance charges as a result of capacity reductions.
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

	Three Months Ended
	March 31,	March 31,
	2010	2009
Basic and diluted loss per share:
Net loss	$(45)	$(103)

Weighted average common shares outstanding (in thousands)	116,115	114,121

Basic and diluted loss per share	$(0.28)	$(0.90)

For the three months ended March 31, 2010 and 2009, 8,334,091 and 9,674,947 shares, respectively, underlying stock options, stock appreciation rights and restricted stock units were not included in the computation of diluted EPS because inclusion of such shares would be antidilutive or because the exercise prices were greater than the average market price of common stock for the period. In addition, for each of the three months ended March 31, 2010 and 2009, 3,048,914 incremental shares from the assumed conversion of the 7% Senior Convertible Notes due 2020 (the “7% notes”) were excluded from the computation of diluted EPS due to their antidilutive effect. For the three months ended March 31, 2010, 37,746,174 incremental shares from the assumed conversion of the 7.25% Convertible Senior Notes due 2014 (the “7.25% notes”) were excluded from the computation of diluted EPS due to their antidilutive effect.

4. Debt
The following table details the Company’s debt (in millions). Variable interest rates listed are the rates as of March 31, 2010.

	March 31,	December 31,
	2010	2009
Secured
Citicorp North America loan, variable interest rate of 2.75%, installments due through 2014	$1,152	$1,168
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.63% to 10.25%, maturing from 2010 to 2021	2,342	2,201
Aircraft enhanced equipment trust certificates (“EETCs”), fixed interest rates ranging from 7.08% to 9.01%, maturing from 2015 to 2022	481	505
Other secured obligations, fixed interest rates ranging from 8% to 8.08%, maturing from 2015 to 2021	83	84
Senior secured discount notes	—	32

	4,058	3,990
Unsecured
Barclays prepaid miles, variable interest rate of 5%, interest only payments	200	200
Airbus advance, repayments beginning in 2010 through 2018	259	247
7.25% convertible senior notes, interest only payments until due in 2014	172	172
7% senior convertible notes, interest only payments until due in 2020	74	74
Industrial development bonds, fixed interest rate of 6.3%, interest only payments until due in 2023	29	29
Other unsecured obligations, maturing from 2010 to 2012	68	81

	802	803

Total long-term debt and capital lease obligations	4,860	4,793
Less: Total unamortized discount on debt	(254)	(267)
Current maturities, less $5 million and $9 million of unamortized discount on debt at March 31, 2010 and December 31, 2009, respectively	(481)	(502)

Long-term debt and capital lease obligations, net of current maturities	$4,125	$4,024

The Company was in compliance with the covenants in its debt agreements at March 31, 2010.
2010 Financing Transactions
US Airways borrowed $181 million in the first quarter of 2010 to finance Airbus aircraft deliveries. These financings bear interest at a rate of LIBOR plus an applicable margin and contain default provisions and other covenants that are typical in the industry.
Fair Value of Debt
The fair value of the Company’s long-term debt was approximately $3.95 billion at each of March 31, 2010 and December 31, 2009, respectively. The fair values were estimated using quoted market prices where available. For long-term debt not actively traded, fair values were estimated using a discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

5. Income Taxes
As of December 31, 2009, the Company had approximately $2.13 billion of gross net operating losses (“NOLs”) to reduce future federal taxable income. All of the Company’s NOLs are expected to be available to reduce federal taxable income in the calendar year 2010. The NOLs expire during the years 2022 through 2029. The Company’s net deferred tax assets, which include $2.06 billion of the NOLs, have been subject to a full valuation allowance. The Company also had approximately $90 million of tax-effected state NOLs at December 31, 2009. At December 31, 2009, the federal and state valuation allowance was $546 million and $77 million, respectively.
The Company reported a loss before income taxes in the first quarter of each of 2010 and 2009, and the Company did not record a tax provision in either period.
The Patient Protection and Affordable Care Act was signed into law in March 2010. Beginning in 2013, the Company will no longer be able to claim an income tax deduction related to prescription drug benefits provided to retirees and reimbursed under the Medicare Part D retiree drug subsidy. Although the tax increase does not take effect until 2013, generally accepted accounting principles require that the related deferred tax assets be written down in the period of legislation changing the tax law enacted. Because the Company’s net deferred tax assets have been subject to a full valuation allowance, the write-off of the deferred tax asset associated with the Medicare Part D subsidy was offset dollar for dollar by a corresponding reduction in the Company’s valuation allowance and had no impact on the Company’s results of operations.
6. Express Expenses
Expenses associated with the Company’s wholly owned regional airlines and affiliate regional airlines operating as US Airways Express are classified as Express expenses on the condensed consolidated statements of operations. Express expenses consist of the following (in millions):

	Three Months Ended
	March 31,
	2010	2009
Aircraft fuel and related taxes	$170	$123
Salaries and related costs	63	63
Capacity purchases	264	263
Aircraft rent	13	13
Aircraft maintenance	19	23
Other rent and landing fees	31	31
Selling expenses	36	34
Depreciation and amortization	6	6
Other expenses	48	48

Express expenses	$650	$604

7. Derivative Instruments
Since the third quarter of 2008, the Company has not entered into any new fuel hedging transactions, and the Company has no fuel hedging contracts outstanding. In the three months ended March 31, 2009, the Company recognized $197 million of net realized losses on settled fuel hedging transactions, offset by $170 million of net unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments. In mark-to-market accounting, the unrealized losses recognized in prior periods are reversed as hedge transactions are settled in the current period.

8. Investments in Marketable Securities (Noncurrent)
As of March 31, 2010, the Company held auction rate securities totaling $114 million at par value, which are classified as available-for-sale securities and noncurrent assets on the Company’s condensed consolidated balance sheets. Contractual maturities for these auction rate securities range from six to 42 years, with 18% of the Company’s portfolio maturing within the next 10 years (2016), 58% maturing within the next 30 years (2033 — 2036) and 24% maturing thereafter (2049 - 2052). With the liquidity issues experienced in the global credit and capital markets, all of the Company’s auction rate securities have experienced failed auctions since August 2007. The estimated fair value of these auction rate securities no longer approximates par value. At March 31, 2010, the fair value of the Company’s auction rate securities was $70 million. Refer to Note 9 for discussion on how the Company determines the fair value of its investments in auction rate securities.
In the three months ended March 31, 2010, the Company sold certain investments in auction rate securities for net proceeds of $132 million, resulting in a $49 million net realized gain recorded in nonoperating expense, net, of which $48 million represents the reclassification of prior period net unrealized gains from other comprehensive income as determined on a specific-identification basis. In April 2010, the Company sold an additional amount of auction rate securities for net proceeds of $11 million, leaving it with a remaining investment of $59 million. Net proceeds for all sale transactions approximated the carrying amount of the Company’s investments. Additionally, in the first quarter of 2010, the Company recorded net unrealized losses of $1 million in other comprehensive income, offsetting previously recognized unrealized gains, related to the decline in fair value of certain investments in auction rate securities.
In the three months ended March 31, 2009, the Company recorded $7 million of other-than-temporary impairment charges in other nonoperating expense, net related to the decline in fair value of certain investments in auction rate securities.
The Company continues to monitor the market for auction rate securities and consider its impact (if any) on the fair value of its investments. If the current market conditions deteriorate, the Company may be required to record additional impairment charges in other nonoperating expense, net in future periods.
9. Fair Value Measurements
Assets measured at fair value on a recurring basis are as follows (in millions):

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs	Valuation
	Fair Value	(Level 1)	(Level 2)	(Level 3)	Technique
At March 31, 2010
Investments in marketable securities (noncurrent)	$70	$—	$—	$70	(1)
At December 31, 2009
Investments in marketable securities (noncurrent)	$203	$—	$—	$203	(1)

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

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (in millions):

Investments in
Marketable
Securities
(Noncurrent)
Balance at December 31, 2009	$203
Sales of marketable securities	(132)
Net unrealized losses recorded to other comprehensive income	(1)

Balance at March 31, 2010	$70

10. Other Comprehensive Income (Loss)
The Company’s other comprehensive loss consisted of the following (in millions):

	Three Months Ended
	March 31,
	2010	2009
Net loss	$(45)	$(103)
Recognition of net realized gains on sale of available-for-sale securities	(48)	—
Net unrealized losses on available-for-sale securities	(1)	—
Pension and other postretirement benefits	(1)	(4)

Total comprehensive loss	$(95)	$(107)

The components of accumulated other comprehensive income were as follows (in millions):

	March 31,	December 31,
	2010	2009
Pension and other postretirement benefits	$54	$55
Available-for-sale securities	(14)	35

Accumulated other comprehensive income	$40	$90

11. Slot Exchange
In August 2009, US Airways Group and US Airways entered into a mutual asset purchase and sale agreement with Delta Air Lines, Inc. (“Delta”). Pursuant to the agreement, US Airways would transfer to Delta certain assets related to flight operations at LaGuardia Airport in New York, including 125 pairs of slots currently used to provide US Airways Express service at LaGuardia. Delta would transfer to US Airways certain assets related to flight operations at Ronald Reagan Washington National Airport (“Washington National”), including 42 pairs of slots, and the authority to serve Sao Paulo, Brazil and Tokyo, Japan. One slot equals one take-off or landing, and each pair of slots equals one roundtrip flight. The agreement is structured as two simultaneous asset sales and is expected to be cash neutral to US Airways. The closing of the transactions under the agreement is subject to certain closing conditions, including approvals from a number of government agencies, including the U.S. Department of Justice, the U.S. Department of Transportation (“DOT”), the Federal Aviation Administration (“FAA”) and The Port Authority of New York and New Jersey.
On February 9, 2010, the FAA issued a proposed order conditionally approving the transaction. The proposed order, which is subject to a 30-day comment period, would require the airlines to divest 20 of the 125 slot pairs involved at LaGuardia and 14 of the 42 slot pairs at Washington National.
Subsequently, on March 22, 2010, Delta and US Airways announced the proposed divestiture of 12% of the takeoff and landing slots to four airlines, contingent upon the subsequent closing of the originally proposed Delta-US Airways transaction. Under the proposed divestiture transaction, AirTran Airlines, Inc., Spirit Airlines, Inc. and WestJet Airlines, Ltd. will each receive five pairs of takeoff and landing slots at LaGuardia and JetBlue Airways Corporation will receive five pairs of Washington National slots. Delta would then operate an additional 110 slot pairs at LaGuardia and US Airways would operate an additional 37 slot pairs at Washington National as well as gain access to the Sao Paulo and Tokyo route authorities. The divestiture and asset purchase and sale agreement with Delta remain subject to the regulatory approvals described above.

Item 1B.	Condensed Consolidated Financial Statements of US Airways, Inc.
US Airways, Inc.
Condensed Consolidated Statements of Operations
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Operating revenues:
Mainline passenger	$1,698	$1,611
Express passenger	601	551
Cargo	33	24
Other	353	305

Total operating revenues	2,685	2,491
Operating expenses:
Aircraft fuel and related taxes	534	378
Loss on fuel hedging instruments, net	—	27
Salaries and related costs	556	551
Express expenses	675	632
Aircraft rent	171	178
Aircraft maintenance	157	174
Other rent and landing fees	134	131
Selling expenses	95	92
Special items, net	5	6
Depreciation and amortization	63	62
Other	305	286

Total operating expenses	2,695	2,517

Operating loss	(10)	(26)
Nonoperating income (expense):
Interest income	5	6
Interest expense, net	(59)	(61)
Other, net	41	(14)

Total nonoperating expense, net	(13)	(69)

Loss before income taxes	(23)	(95)
Income tax provision	—	—

Net loss	$(23)	$(95)

See accompanying notes to the condensed consolidated financial statements.

US Airways, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$1,494	$1,209
Accounts receivable, net	413	282
Materials and supplies, net	192	188
Prepaid expenses and other	551	507

Total current assets	2,650	2,186
Property and equipment
Flight equipment	3,948	3,710
Ground property and equipment	860	856
Less accumulated depreciation and amortization	(1,150)	(1,098)

	3,658	3,468
Equipment purchase deposits	41	112

Total property and equipment	3,699	3,580
Other assets
Other intangibles, net of accumulated amortization of $112 million and $106 million, respectively	461	467
Restricted cash	442	480
Investments in marketable securities	70	203
Other assets	212	207

Total other assets	1,185	1,357

Total assets	$7,534	$7,123

LIABILITIES & STOCKHOLDER’S EQUITY
Current liabilities
Current maturities of debt and capital leases	$395	$418
Accounts payable	358	319
Payables to related parties, net	664	642
Air traffic liability	1,110	778
Accrued compensation and vacation	178	171
Accrued taxes	210	142
Other accrued expenses	789	815

Total current liabilities	3,704	3,285
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	2,777	2,667
Deferred gains and credits, net	302	317
Postretirement benefits other than pensions	129	129
Employee benefit liabilities and other	440	470

Total noncurrent liabilities and deferred credits	3,648	3,583
Commitments and contingencies
Stockholder’s equity
Common stock, $1 par value, 1,000 shares issued and outstanding	—	—
Additional paid-in capital	2,445	2,445
Accumulated other comprehensive income	44	94
Accumulated deficit	(2,307)	(2,284)

Total stockholder’s equity	182	255

Total liabilities and stockholder’s equity	$7,534	$7,123

See accompanying notes to the condensed consolidated financial statements.

US Airways, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Net cash provided by operating activities	$231	$176
Cash flows from investing activities:
Purchases of property and equipment	(74)	(182)
Sales of marketable securities	132	20
Decrease in long-term restricted cash	38	37
Proceeds from sale-leaseback transactions and dispositions of property and equipment	—	52

Net cash provide by (used in) investing activities	96	(73)
Cash flows from financing activities:
Repayments of debt and capital lease obligations	(119)	(89)
Proceeds from issuance of debt	80	221
Deferred financing costs	(3)	(1)

Net cash provided by (used in) financing activities	(42)	131

Net increase in cash and cash equivalents	285	234
Cash and cash equivalents at beginning of period	1,209	1,026

Cash and cash equivalents at end of period	$1,494	$1,260

Non-cash investing and financing activities:
Note payables issued for aircraft purchases	$111	$32
Interest payable converted to debt	11	9
Net unrealized loss on available-for-sale securities	1	—
Maintenance payable converted to debt	—	9
Supplemental information:
Interest paid, net of amounts capitalized	$49	$50
Income taxes paid	—	—
See accompanying notes to the condensed consolidated financial statements.

US Airways, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of US Airways, Inc. (“US Airways”) should be read in conjunction with the financial statements contained in US Airways’ Annual Report on Form 10-K for the year ended December 31, 2009. US Airways is a wholly owned subsidiary of US Airways Group, Inc. (“US Airways Group”). The accompanying unaudited condensed consolidated financial statements include the accounts of US Airways and its wholly owned subsidiary, US Airways Holdings, LLC. US Airways, LLC and its wholly owned subsidiary, FTCHP LLC, are wholly owned subsidiaries of US Airways Holdings, LLC. All significant intercompany accounts and transactions between US Airways and its wholly owned subsidiaries have been eliminated.
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
Recent Accounting Pronouncements
In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU No. 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASU No. 2009-17 requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU No. 2009-17 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. US Airways adopted ASU No. 2009-17 as of January 1, 2010, and its application had no impact on US Airways’ condensed consolidated financial statements.
In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements.” ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. A company may elect, but will not be required, to adopt the amendments in ASU No. 2009-13 retrospectively for all prior periods. US Airways is currently evaluating the requirements of ASU No. 2009-13 and has not yet determined its impact on US Airways’ condensed consolidated financial statements.

2. Special Items, Net
Special items, net as shown on the condensed consolidated statements of operations included the following charges for the three months ended March 31, 2010 and 2009 (in millions):

	Three Months Ended
	March 31,
	2010	2009
Aircraft costs (a)	$5	$5
Severance charges (b)	—	1

Special items, net	$5	$6

(a)	In the three months ended March 31, 2010 and 2009, US Airways recorded $5 million for aircraft costs in each period as a result of its previously announced capacity reductions.

(b)	In the three months ended March 31, 2009, US Airways recorded $1 million in severance charges as a result of capacity reductions.
3. Debt
The following table details US Airways’ debt (in millions). Variable interest rates listed are the rates as of March 31, 2010.

	March 31,	December 31,
	2010	2009
Secured
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.63% to 10.25%, maturing from 2010 to 2021	2,342	2,201
Aircraft enhanced equipment trust certificates (“EETCs”), fixed interest rates ranging from 7.08% to 9.01%, maturing from 2015 to 2022	481	505
Other secured obligations, fixed interest rates ranging from 8% to 8.08%, maturing from 2015 to 2021	83	84
Senior secured discount notes	—	32

	2,906	2,822
Unsecured
Airbus advance, repayments beginning in 2010 through 2018	259	247
Industrial development bonds, fixed interest rate of 6.3%, interest only payments until due in 2023	29	29
Other unsecured obligations, maturing from 2010 to 2012	68	81

	356	357

Total long-term debt and capital lease obligations	3,262	3,179
Less: Total unamortized discount on debt	(90)	(94)
Current maturities, less $2 million and $4 million of unamortized discount on debt at March 31, 2010 and December 31, 2009, respectively	(395)	(418)

Long-term debt and capital lease obligations, net of current maturities	$2,777	$2,667

US Airways was in compliance with the covenants in its debt agreements at March 31, 2010.
2010 Financing Transactions
US Airways borrowed $181 million in the first quarter of 2010 to finance Airbus aircraft deliveries. These financings bear interest at a rate of LIBOR plus an applicable margin and contain default provisions and other covenants that are typical in the industry.
Fair Value of Debt
The fair value of US Airways’ long-term debt was approximately $2.86 billion and $2.83 billion at March 31, 2010 and December 31, 2009, respectively. The fair values were estimated using quoted market prices where available. For long-term debt not actively traded, fair values were estimated using a discounted cash flow analysis, based on US Airways’ current incremental borrowing rates for similar types of borrowing arrangements.

4. Related Party Transactions
The following represents the net payable balances to related parties (in millions):

	March 31,	December 31,
	2010	2009
US Airways Group	$618	$607
US Airways Group’s wholly owned subsidiaries	46	35

	$664	$642

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
As of December 31, 2009, US Airways had approximately $2.05 billion of gross net operating losses (“NOLs”) to reduce future federal taxable income. All of US Airways’ NOLs are expected to be available to reduce federal taxable income in the calendar year 2010. The NOLs expire during the years 2022 through 2029. US Airways’ net deferred tax assets, which include $1.98 billion of the NOLs, have been subject to a full valuation allowance. US Airways also had approximately $86 million of tax-effected state NOLs at December 31, 2009. At December 31, 2009, the federal and state valuation allowance was $575 million and $78 million, respectively.
US Airways reported a loss before income taxes in the first quarter of each of 2010 and 2009, and US Airways did not record a tax provision in either period.
The Patient Protection and Affordable Care Act was signed into law in March 2010. Beginning in 2013, US Airways will no longer be able to claim an income tax deduction related to prescription drug benefits provided to retirees and reimbursed under the Medicare Part D retiree drug subsidy. Although the tax increase does not take effect until 2013, generally accepted accounting principles require that the related deferred tax assets be written down in the period of legislation changing the tax law enacted. Because US Airways’ net deferred tax assets have been subject to a full valuation allowance, the write-off of the deferred tax asset associated with the Medicare Part D subsidy was offset dollar for dollar by a corresponding reduction in US Airways’ valuation allowance and had no impact on US Airways’ results of operations.
6. Express Expenses
Expenses associated with affiliate regional airlines operating as US Airways Express are classified as Express expenses on the condensed consolidated statements of operations. Express expenses consist of the following (in millions):

	Three Months Ended
	March 31,
	2010	2009
Aircraft fuel and related taxes	$170	$123
Salaries and related costs	6	6
Capacity purchases	412	418
Other rent and landing fees	26	26
Selling expenses	36	34
Other expenses	25	25

Express expenses	$675	$632

7. Derivative Instruments
Since the third quarter of 2008, US Airways has not entered into any new fuel hedging transactions, and US Airways has no fuel hedging contracts outstanding. In the three months ended March 31, 2009, US Airways recognized $197 million of net realized losses on settled fuel hedging transactions, offset by $170 million of net unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments. In mark-to-market accounting, the unrealized losses recognized in prior periods are reversed as hedge transactions are settled in the current period.
8. Investments in Marketable Securities (Noncurrent)
As of March 31, 2010, US Airways held auction rate securities totaling $114 million at par value, which are classified as available-for-sale securities and noncurrent assets on US Airways’ condensed consolidated balance sheets. Contractual maturities for these auction rate securities range from six to 42 years, with 18% of US Airways’ portfolio maturing within the next 10 years (2016), 58% maturing within the next 30 years (2033 — 2036) and 24% maturing thereafter (2049 - 2052). With the liquidity issues experienced in the global credit and capital markets, all of US Airways’ auction rate securities have experienced failed auctions since August 2007. The estimated fair value of these auction rate securities no longer approximates par value. At March 31, 2010, the fair value of US Airways’ auction rate securities was $70 million. Refer to Note 9 for discussion on how US Airways determines the fair value of its investments in auction rate securities.
In the three months ended March 31, 2010, US Airways sold certain investments in auction rate securities for net proceeds of $132 million, resulting in a $49 million net realized gain recorded in nonoperating expense, net, of which $48 million represents the reclassification of prior period net unrealized gains from other comprehensive income as determined on a specific-identification basis. In April 2010, US Airways sold an additional amount of auction rate securities for net proceeds of $11 million, leaving it with a remaining investment of $59 million. Net proceeds for all sale transactions approximated the carrying amount of US Airways’ investments. Additionally, in the first quarter of 2010, US Airways recorded net unrealized losses of $1 million in other comprehensive income, offsetting previously recognized unrealized gains, related to the decline in fair value of certain investments in auction rate securities.
In the three months ended March 31, 2009, US Airways recorded $7 million of other-than-temporary impairment charges in other nonoperating expense, net related to the decline in fair value of certain investments in auction rate securities.
US Airways continues to monitor the market for auction rate securities and consider its impact (if any) on the fair value of its investments. If the current market conditions deteriorate, US Airways may be required to record additional impairment charges in other nonoperating expense, net in future periods.
9. Fair Value Measurements
Assets measured at fair value on a recurring basis are as follows (in millions):

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs	Valuation
	Fair Value	(Level 1)	(Level 2)	(Level 3)	Technique
At March 31, 2010
Investments in marketable securities (noncurrent)	$70	$—	$—	$70	(1)
At December 31, 2009
Investments in marketable securities (noncurrent)	$203	$—	$—	$203	(1)

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

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (in millions):

Investments in
Marketable
Securities
(Noncurrent)
Balance at December 31, 2009	$203
Sales of marketable securities	(132)
Net unrealized losses recorded to other comprehensive income	(1)

Balance at March 31, 2010	$70

10. Other Comprehensive Income (Loss)
US Airways’ other comprehensive loss consisted of the following (in millions):

	Three Months Ended
	March 31,
	2010	2009
Net loss	$(23)	$(95)
Recognition of net realized gains on sale of available-for-sale securities	(48)	—
Net unrealized losses on available-for-sale securities	(1)	—
Other postretirement benefits	(1)	(4)

Total comprehensive loss	$(73)	$(99)

The components of accumulated other comprehensive income were as follows (in millions):

	March 31,	December 31,
	2010	2009
Other postretirement benefits	$58	$59
Available-for-sale securities	(14)	35

Accumulated other comprehensive income	$44	$94

11. Slot Exchange
In August 2009, US Airways Group and US Airways entered into a mutual asset purchase and sale agreement with Delta Air Lines, Inc. (“Delta”). Pursuant to the agreement, US Airways would transfer to Delta certain assets related to flight operations at LaGuardia Airport in New York, including 125 pairs of slots currently used to provide US Airways Express service at LaGuardia. Delta would transfer to US Airways certain assets related to flight operations at Ronald Reagan Washington National Airport (“Washington National”), including 42 pairs of slots, and the authority to serve Sao Paulo, Brazil and Tokyo, Japan. One slot equals one take-off or landing, and each pair of slots equals one roundtrip flight. The agreement is structured as two simultaneous asset sales and is expected to be cash neutral to US Airways. The closing of the transactions under the agreement is subject to certain closing conditions, including approvals from a number of government agencies, including the U.S. Department of Justice, the U.S. Department of Transportation (“DOT”), the Federal Aviation Administration (“FAA”) and The Port Authority of New York and New Jersey.
On February 9, 2010, the FAA issued a proposed order conditionally approving the transaction. The proposed order, which is subject to a 30-day comment period, would require the airlines to divest 20 of the 125 slot pairs involved at LaGuardia and 14 of the 42 slot pairs at Washington National.
Subsequently, on March 22, 2010, Delta and US Airways announced the proposed divestiture of 12% of the takeoff and landing slots to four airlines, contingent upon the subsequent closing of the originally proposed Delta-US Airways transaction. Under the proposed divestiture transaction, AirTran Airlines, Inc., Spirit Airlines, Inc. and WestJet Airlines, Ltd. will each receive five pairs of takeoff and landing slots at LaGuardia and JetBlue Airways Corporation will receive five pairs of Washington National slots. Delta would then operate an additional 110 slot pairs at LaGuardia and US Airways would operate an additional 37 slot pairs at Washington National as well as gain access to the Sao Paulo and Tokyo route authorities. The divestiture and asset purchase and sale agreement with Delta remain subject to the regulatory approvals described above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of US Airways Group, Inc.’s and US Airways, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”). The information contained herein is not a comprehensive discussion and analysis of the financial condition and results of operations of the Company, but rather updates disclosures made in the 2009 Form 10-K.
Background
US Airways Group is a holding company whose primary business activity is the operation of a major network air carrier through its wholly owned subsidiaries US Airways, Piedmont Airlines, Inc. (“Piedmont”), PSA Airlines, Inc. (“PSA”), Material Services Company, Inc. (“MSC”) and Airways Assurance Limited (“AAL”).
We operate the fifth largest airline in the United States as measured by domestic revenue passenger miles (“RPMs”) and available seat miles (“ASMs”). We have hubs in Charlotte, Philadelphia and Phoenix and a focus city in Washington, D.C. at Ronald Reagan Washington National Airport (“Washington National”). We offer scheduled passenger service on more than 3,000 flights daily to more than 190 communities in the United States, Canada, Mexico, Europe, the Middle East, the Caribbean, Central and South America. We also have an established East Coast route network, including the US Airways Shuttle service, with substantial presence at Washington National. For the three months ended March 31, 2010, we had approximately 12 million passengers boarding our mainline flights. As of March 31, 2010, we operated 347 mainline jets and are supported by our regional airline subsidiaries and affiliates operating as US Airways Express either under capacity purchase or prorate agreements, which operate approximately 235 regional jets and 60 turboprops.
The U.S. Airline Industry
The first quarter of 2010 provided several indications that economic recovery is now on the horizon and that the U.S. airline industry is rebounding from the economic recession that drove record declines in passenger revenue in 2009. The Air Transport Association of America (“ATA”) reported that January 2010 marked the first month that total system passenger revenue for U.S. airlines had increased compared to the same month in 2009 after 14 consecutive months of declines. Continued sequential passenger revenue improvements in February and March of 2010 further support that the industry is in the recovery phase of the economic cycle.
Domestic passenger revenue per available seat mile (“PRASM”) rose approximately 2% and 8% year over year in January and February 2010, respectively. Overall domestic revenues also continue to benefit from ancillary revenue initiatives including baggage fees, premium seat fees and transaction processing fees.
International markets are expected to outperform domestic markets in 2010 with respect to year-over-year improvements in revenue. International markets were more severely impacted by the economic slowdown than domestic markets in 2009 due to their greater reliance on business travel, particularly premium and first class seating, to drive profitability. Business travel now appears to be recovering. International PRASM rose approximately 5% and 13% year over year in January and February 2010, respectively. Cargo, which was also significantly impacted by the contraction of business spending in 2009, also appears to be improving. In its most recent data available, ATA reported cargo demand, as measured by cargo revenue ton miles, rose 14% in each of January and February 2010 over the same prior year period.
Increases in revenue generated by the economic recovery were offset in part by the effects of severe weather particularly on the East Coast of the United States, which negatively impacted passenger revenues in the first quarter of 2010. ATA reported that approximately 2.9% fewer passengers traveled on U.S. airlines in February 2010 as compared to the same period prior year, in large part due to weather.
The industry has also been subject to service disruption due to a natural disaster. On April 14, 2010, a volcano under a glacier in Iceland erupted, resulting in volcanic ash clouds covering and closing much of Europe’s airspace. This closure caused a significant disruption in air travel to and from Europe. The ultimate impact of the closure of Europe’s airspace due to the volcano has yet to be determined.
In addition to the factors described above, another key variable the industry cannot control is the cost of fuel. The average price of crude oil was relatively constant at $78.81 per barrel for the first quarter of 2010 as compared to $76.00 per barrel for the fourth quarter of 2009. However, the price of crude oil in the first quarter of 2010 was somewhat volatile ranging from a high of $83.45 to a low of $71.15 per barrel. This volatility continued in April 2010 as the average price of crude oil rose to $84.68 per barrel through April 23, 2010. Fuel price remains a risk for the industry as the current economic recovery may drive the cost of fuel higher more quickly than the industry can recover that cost with higher yields.

U.S. airline liquidity balances have improved due to recent capital raising efforts. In the latter part of 2009, credit and equity markets were increasingly open to airlines, and several U.S. airlines raised cash to enhance liquidly through public stock and debt offerings, asset sales, asset sale-leasebacks and transactions with co-branded credit card issuers. The overall macro economic environment also contributes to an improved liquidity outlook for the industry. Although liquidity risk appears to be fading, the risk remains that the economy could dip into a recession again and cause the current recovery in passenger demand and pricing to reverse itself.
US Airways
Similar to other U.S. carriers, we experienced growth in revenues as a result of the improving economy. Our corporate booked revenue for the first quarter of 2010 was up 34% on a year-over-year basis. Mainline and Express passenger revenues in the first quarter of 2010 increased $137 million or 6.4% on 2.8% lower capacity as compared to the 2009 period. Our mainline and Express PRASM was 11.58 cents in the first quarter of 2010, a 9.5% increase as compared to 10.58 cents in the 2009 period. Our revenues also continued to benefit from our ancillary revenue initiatives which generated $118 million in revenues for the first quarter of 2010, an increase of $25 million over the 2009 period primarily due to additional baggage fees in effect during the 2010 period. As a result of our ancillary revenues, our total revenue per available seat mile (“RASM”) increased by a greater amount. RASM was 13.35 cents in 2010, as compared to 12.02 cents in the 2009 period, representing an 11.1% improvement.
We estimate weather-related cancellations reduced revenues for the first quarter 2010 by approximately $30 million. With more departures than any carrier on the East Coast of the United States, our first quarter 2010 operations were severely impacted by the extreme weather in that region. Due to the length and severity of the storms, flight operations were suspended for a total of six days in the month of February at three of the hardest hit major airports (two days at our hub in Philadelphia, three days at Washington National in our focus city Washington, D.C. and one day at New York-LaGuardia where we maintain a substantial presence). See the “Customer Service” section below for a further discussion.
We do not believe the April 2010 closure of much of Europe’s airspace and resulting disruption in air travel to and from Europe will have as significant an effect on us, relative to other U.S. legacy or big five hub-and-spoke carriers, as our larger domestic presence means we have less exposure to international markets. Our transatlantic capacity represents 14% of our total ASMs.
Fuel
Since the third quarter of 2008, we have not entered into any new fuel hedging transactions, and we have no fuel hedging contracts outstanding. As discussed above the average per barrel price of crude oil in the first quarter of 2010 was relatively constant as compared to the fourth quarter of 2009. However, when comparing the average price of crude oil per barrel for the first quarter of 2010 with the corresponding first quarter of 2009, the 2010 period was significantly higher. The average price of crude oil for the first quarter of 2009, spurred by the global economic downturn, was very low at only $43.14 per barrel. As a result, the average mainline and Express price per gallon of fuel was $1.48 for first quarter of 2009 as compared to an average cost per gallon of $2.18 in the first quarter of 2010, an increase of 47.1%. Accordingly, our mainline and Express fuel expense for the first quarter of 2010 was $203 million, or 40.6%, higher than the 2009 period on 2.8% lower capacity.
Cost Control
We remain committed to maintaining our low cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: the health of the economy and the price of fuel. We continue to focus on matching capacity to demand. For the first quarter of 2010, system capacity was down 2.8% as compared to the first quarter of 2009, due in part to the significant weather-related cancellations. However, for the full year 2010, total system capacity is expected to be up slightly.

The following table presents our mainline costs per available seat mile (“CASM”).

			Percent
	2010	2009	Change
	(In cents)
Mainline CASM excluding special items and fuel:
Total mainline CASM	12.13	11.05	9.8
Special items, net	(0.03)	(0.04)	(20.9)
Aircraft fuel and related taxes	(3.22)	(2.23)	44.7
Loss on fuel hedging instruments, net	—	(0.16)	nm

Total mainline CASM excluding special items and fuel (1)	8.88	8.63	2.9

(1)
We believe that the presentation of mainline CASM excluding fuel is useful to investors as both the cost and availability of fuel are subject to many economic and political factors beyond our control, and excluding special items provides investors the ability to measure financial performance in a way that is more indicative of our ongoing performance and is more comparable to measures reported by other major airlines. Management uses mainline CASM excluding special items and fuel to evaluate our operating performance. Amounts may not recalculate due to rounding.

Our mainline operating CASM excluding special items, fuel, and 2009 fuel hedging losses, increased 0.25 cents, or 2.9%, from 8.63 cents in the first quarter of 2009 to 8.88 cents in the first quarter of 2010 due primarily to the reduction in available seat miles caused by the February 2010 weather-related flight cancellations.
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
As discussed above, our first quarter 2010 operations were severely impacted by the extreme weather on the East Coast of the United States resulting in 7.1% of our flights in the month of February 2010 being cancelled. This cancellation rate is the highest since the merger of US Airways and America West in 2005, exceeding the previous high by 3.3 points, or 87.9%. The weather-related cancellations drove a completion factor for February 2010 of 92.9%. Our on-time performance rate of 75.3% and customer complaints rate of 1.69 in February 2010 also reflects the impact of this weather. Despite these weather-related challenges, our first quarter 2010 baggage handling performance improved by more than 10% on a year-over-year basis.
We reported the following combined operating statistics to the U.S. Department of Transportation (“DOT”) for mainline operations for the first quarter of 2010 and 2009:

	2010			2009			Percent Better (Worse) 2010-2009
	January	February	March (e)	January	February	March	January	February	March
On-time performance (a)	79.4	75.3	80.9	77.3	82.2	79.6	2.7	(8.4)	1.6
Completion factor (b)	97.0	92.9	98.6	98.1	99.0	98.1	(1.1)	(6.2)	0.5
Mishandled baggage (c)	3.45	3.22	2.92	4.15	3.08	3.46	16.9	(4.5)	15.6
Customer complaints (d)	2.03	1.69	1.78	2.05	1.64	1.00	1.0	(3.0)	(78.0)

(a)	Percentage of reported flight operations arriving on time as defined by the DOT.

(b)	Percentage of scheduled flight operations completed.

(c)	Rate of mishandled baggage reports per 1,000 passengers.

(d)	Rate of customer complaints filed with the DOT per 100,000 passengers.

(e)	March 2010 operating statistics are preliminary as the DOT has not issued its March 2010 Air Travel Consumer Report as of the date of this filing.

Liquidity Position
As of March 31, 2010, our cash, cash equivalents, investments in marketable securities and restricted cash were $2.04 billion, of which $442 million was restricted. Our investments in marketable securities included $70 million of auction rate securities that are classified as noncurrent assets on our condensed consolidated balance sheets.

	March 31,	December 31,
	2010	2009
	(In millions)
Cash and cash equivalents	$1,532	$1,299
Short and long-term restricted cash	442	480
Long-term investments in marketable securities	70	203

Total cash, cash equivalents, investments in marketable securities and restricted cash	$2,044	$1,982

During the first quarter of 2010, we sold a portion of our investments in auction rate securities for net proceeds of $132 million. In April 2010, we sold an additional amount of auction rate securities for net proceeds of $11 million, leaving us with a remaining investment of $59 million. Net proceeds for all sale transactions approximated the carrying amount of our investments. Restricted cash declined during the first quarter of 2010 primarily due to a reduction in the amount of holdback held by certain credit card processors for advance ticket sales for which we have not yet provided air transportation.
Status of Strategic Initiatives
Delta Slot Transaction
In August 2009, US Airways Group and US Airways entered into a mutual asset purchase and sale agreement with Delta Air Lines, Inc. (“Delta”). Pursuant to the agreement, US Airways would transfer to Delta certain assets related to flight operations at LaGuardia Airport in New York, including 125 pairs of slots currently used to provide US Airways Express service at LaGuardia. Delta would transfer to US Airways certain assets related to flight operations at Washington National, including 42 pairs of slots, and the authority to serve Sao Paulo, Brazil and Tokyo, Japan. One slot equals one take-off or landing, and each pair of slots equals one roundtrip flight. The agreement is structured as two simultaneous asset sales and is expected to be cash neutral to US Airways. The closing of the transactions under the agreement is subject to certain closing conditions, including approvals from a number of government agencies, including the U.S. Department of Justice, the DOT, the Federal Aviation Administration (“FAA”) and The Port Authority of New York and New Jersey. If approved, this transaction would significantly increase our capacity in the Washington, D.C. market and improve profitability.
On February 9, 2010, the FAA issued a proposed order conditionally approving the transaction. The proposed order, which is subject to a 30-day comment period, would require the airlines to divest 20 of the 125 slot pairs involved at LaGuardia and 14 of the 42 slot pairs at Washington National.
Subsequently, on March 22, 2010, Delta and US Airways announced the proposed divestiture of 12% of the takeoff and landing slots to four airlines, contingent upon the subsequent closing of the originally proposed Delta-US Airways transaction. Under the proposed divestiture transaction, AirTran Airlines, Inc., Spirit Airlines, Inc. and WestJet Airlines, Ltd. will each receive five pairs of takeoff and landing slots at LaGuardia and JetBlue Airways Corporation will receive five pairs of Washington National slots. Delta would then operate an additional 110 slot pairs at LaGuardia and US Airways would operate an additional 37 slot pairs at Washington National as well as gain access to the Sao Paulo and Tokyo route authorities. The divestiture and asset purchase and sale agreement with Delta remain subject to the regulatory approvals described above.
2010 Outlook
As we begin 2010, it is difficult to predict or quantify the ongoing impacts of the global economic recovery. We have taken numerous actions to strengthen our current and future liquidity position. We have significantly reduced our required capital expenditures for 2010 through 2012 and eliminated our need to access aircraft finance markets in 2010. We believe that these actions coupled with our previously announced operational realignment, which focuses on our core network strengths and will result in our Phoenix, Philadelphia and Charlotte Hubs and focus city in Washington, D.C. at Washington National representing 99% of our ASMs by the end of 2010, have positioned us well as the economy recovers.

US Airways Group’s Results of Operations
In the three months ended March 31, 2010, we realized an operating loss of $10 million and a loss before income taxes of $45 million. We experienced growth in revenues as a result of the improving economy. Our first quarter 2010 results were also impacted by recognition of the following items:
•	$5 million of net special charges for aircraft costs as a result of our previously announced capacity reductions; and
•	$49 million of net realized gains related to sales of certain investments in auction rate securities, included in nonoperating expense, net.
In the three months ended March 31, 2009, we realized an operating loss of $25 million and a loss before income taxes of $103 million. We experienced significant declines in revenues in the first quarter of 2009 as a result of the global economic recession. Our first quarter 2009 results were also impacted by recognition of the following items:
•
$197 million of net realized losses on settled fuel hedging instruments, offset by $170 million of net unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments. These unrealized gains were due primarily to the reversal of unrealized losses recognized in prior periods as hedge transactions settled in the 2009 period;

•	$6 million of net special charges consisting of $5 million in aircraft costs and $1 million in severance charges, both as a result of capacity reductions; and
•	$7 million in other-than-temporary non-cash impairment charges for our investments in auction rate securities, included in nonoperating expense, net.
At December 31, 2009, we had approximately $2.13 billion of gross net operating losses (“NOLs”) to reduce future federal taxable income. All of our NOLs are expected to be available to reduce federal taxable income in the calendar year 2010. The NOLs expire during the years 2022 through 2029. Our net deferred tax assets, which include $2.06 billion of the NOLs, have been subject to a full valuation allowance. We also had approximately $90 million of tax-effected state NOLs at December 31, 2009. At December 31, 2009, the federal and state valuation allowance was $546 million and $77 million, respectively.
We reported a loss before income taxes in the first quarter of each of 2010 and 2009, and we did not record a tax provision in either period.

The table below sets forth our selected mainline and Express operating data:

	Three Months Ended		Percent
	March 31,		Change
	2010	2009	2010-2009
Mainline
Revenue passenger miles (millions) (a)	13,053	13,309	(1.9)
Available seat miles (millions) (b)	16,579	16,979	(2.4)
Passenger load factor (percent) (c)	78.7	78.4	0.3	pts
Yield (cents) (d)	13.01	12.10	7.5
Passenger revenue per available seat mile (cents) (e)	10.24	9.49	8.0
Operating cost per available seat mile (cents) (f)	12.13	11.05	9.8
Passenger enplanements (thousands) (g)	11,985	12,409	(3.4)
Departures (thousands)	108	117	(7.5)
Aircraft at end of period	347	347	—
Block hours (thousands) (h)	286	304	(5.9)
Average stage length (miles) (i)	959	934	2.6
Average passenger journey (miles) (j)	1,599	1,527	4.8
Fuel consumption (gallons in millions)	247	258	(4.3)
Average aircraft fuel price including related taxes (dollars per gallon)	2.17	1.47	47.6
Full time equivalent employees at end of period	30,439	32,245	(5.6)

Express (k)
Revenue passenger miles (millions) (a)	2,270	2,374	(4.4)
Available seat miles (millions) (b)	3,279	3,455	(5.1)
Passenger load factor (percent) (c)	69.2	68.7	0.5	pts
Yield (cents) (d)	26.49	23.22	14.1
Passenger revenue per available seat mile (cents) (e)	18.34	15.95	14.9
Operating cost per available seat mile (cents) (f)	19.80	17.48	13.3
Passenger enplanements (thousands) (g)	5,946	5,978	(0.5)
Aircraft at end of period	282	293	(3.8)
Fuel consumption (gallons in millions)	77	81	(4.9)
Average aircraft fuel price including related taxes (dollars per gallon)	2.20	1.51	45.7

Total Mainline and Express
Revenue passenger miles (millions) (a)	15,323	15,683	(2.3)
Available seat miles (millions) (b)	19,858	20,434	(2.8)
Passenger load factor (percent) (c)	77.2	76.7	0.5	pts
Yield (cents) (d)	15.01	13.79	8.9
Passenger revenue per available seat mile (cents) (e)	11.58	10.58	9.5
Total revenue per available seat mile (cents) (l)	13.35	12.02	11.1
Passenger enplanements (thousands) (g)	17,931	18,387	(2.5)
Aircraft at end of period	629	640	(1.7)
Fuel consumption (gallons in millions)	324	339	(4.5)
Average aircraft fuel price including related taxes (dollars per gallon)	2.18	1.48	47.1

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. One RPM represents one passenger flown one mile.

(b)	Available seat mile (“ASM”) — A basic measure of production. One ASM represents one seat flown one mile.

(c)	Passenger load factor — The percentage of available seats that are filled with revenue passengers.

(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by RPMs and expressed in cents per mile.

(e)	Passenger revenue per available seat mile (“PRASM”) — Passenger revenues divided by ASMs.

(f)	Operating cost per available seat mile (“CASM”) — Operating expenses divided by ASMs.

(g)	Passenger enplanements — The number of passengers on board an aircraft, including local, connecting and through passengers.

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

Three Months Ended March 31, 2010
Compared with the
Three Months Ended March 31, 2009
Operating Revenues:

			Percent
	2010	2009	Change
	(In millions)
Operating revenues:
Mainline passenger	$1,698	$1,611	5.4
Express passenger	601	551	9.1
Cargo	33	24	37.1
Other	319	269	18.0

Total operating revenues	$2,651	$2,455	7.9

Total operating revenues in the first quarter of 2010 were $2.65 billion as compared to $2.46 billion in the 2009 period, an increase of $196 million or 7.9%. Significant changes in the components of operating revenues are as follows:
•
Mainline passenger revenues were $1.7 billion in the first quarter of 2010 as compared to $1.61 billion in the 2009 period. Mainline RPMs decreased 1.9% as mainline capacity, as measured by ASMs, decreased 2.4%, resulting in a 0.3 point increase in load factor to 78.7%. Mainline passenger yield increased 7.5% to 13.01 cents in the first quarter of 2010 from 12.1 cents in the 2009 period. Mainline PRASM increased 8% to 10.24 cents in the first quarter of 2010 from 9.49 cents in the 2009 period. Mainline yield and PRASM increased in the first quarter of 2010 due principally to the increase in passenger demand and improving pricing environment driven by the recovering global economy.

•
Express passenger revenues were $601 million in the first quarter of 2010, an increase of $50 million from the 2009 period. Express RPMs decreased by 4.4% as Express capacity, as measured by ASMs, decreased 5.1%, resulting in a 0.5 point increase in load factor to 69.2%. Express passenger yield increased by 14.1% to 26.49 cents in the first quarter of 2010 from 23.22 cents in the 2009 period. Express PRASM increased 14.9% to 18.34 cents in the first quarter of 2010 from 15.95 cents in the 2009 period. The increases in Express yield and PRASM were the result of the same favorable passenger demand and improving pricing environment discussed in mainline passenger revenues above.

•
Cargo revenues were $33 million in the first quarter of 2010, an increase of $9 million or 37.1% from the 2009 period. The increase in cargo revenues was driven by an increase in freight volume as a result of the recovering economic environment as compared to the 2009 period.

•
Other revenues were $319 million in the first quarter of 2010, an increase of $50 million or 18% from the 2009 period, primarily due to an increase in revenue generated by our checked bag fees as a result of increases in rates charged. An increase in revenues associated with our frequent traveler program also contributed to the increase in other revenues.

Operating Expenses:

			Percent
	2010	2009	Change
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$534	$378	41.2
Loss (gain) on fuel hedging instruments, net:
Realized	—	197	nm
Unrealized	—	(170)	nm
Salaries and related costs	556	551	0.9
Aircraft rent	171	178	(3.8)
Aircraft maintenance	157	174	(10.0)
Other rent and landing fees	134	131	2.8
Selling expenses	95	92	2.3
Special items, net	5	6	(22.8)
Depreciation and amortization	61	60	1.5
Other	298	279	6.9

Total mainline operating expenses	2,011	1,876	7.2
Express expenses:
Fuel	170	123	38.5
Other	480	481	(0.4)

Total Express expenses	650	604	7.5

Total operating expenses	$2,661	$2,480	7.3

Total operating expenses were $2.66 billion in the first quarter of 2010, an increase of $181 million or 7.3% compared to the 2009 period. Mainline operating expenses were $2.01 billion in the first quarter of 2010, an increase of $135 million or 7.2% from the 2009 period, while ASMs decreased 2.4%.
The 2010 period included net special charges of $5 million for aircraft costs as a result of our previously announced capacity reductions. This compares to net special charges of $6 million in the 2009 period, consisting of $5 million in aircraft costs and $1 million in severance charges, both as a result of capacity reductions.
Our mainline operating CASM excluding special items, fuel, and 2009 fuel hedging losses, increased 0.25 cents, or 2.9%, from 8.63 cents in the first quarter of 2009 to 8.88 cents in the first quarter of 2010 due primarily to the reduction in available seat miles caused by the February 2010 weather-related flight cancellations.
The table below sets forth the major components of our mainline CASM and presents our mainline CASM including and excluding special items and fuel for the three months ended March 31, 2010 and 2009:

			Percent
	2010	2009	Change
	(In cents)
Mainline CASM:
Aircraft fuel and related taxes	3.22	2.23	44.7
Loss on fuel hedging instruments, net	—	0.16	nm
Salaries and related costs	3.35	3.24	3.3
Aircraft rent	1.03	1.04	(1.5)
Aircraft maintenance	0.95	1.03	(7.8)
Other rent and landing fees	0.81	0.77	5.3
Selling expenses	0.57	0.54	4.7
Special items, net	0.03	0.04	(20.9)
Depreciation and amortization	0.37	0.35	3.9
Other	1.80	1.65	9.5

Total mainline CASM	12.13	11.05	9.8
Special items, net	(0.03)	(0.04)
Aircraft fuel and related taxes	(3.22)	(2.23)
Loss on fuel hedging instruments, net	—	(0.16)

Total mainline CASM excluding special items and fuel (1)	8.88	8.63	2.9

(1)
We believe that the presentation of mainline CASM excluding fuel is useful to investors as both the cost and availability of fuel are subject to many economic and political factors beyond our control, and excluding special items provides investors the ability to measure financial performance in a way that is more indicative of our ongoing performance and is more comparable to measures reported by other major airlines. Management uses mainline CASM excluding special items and fuel to evaluate our operating performance. Amounts may not recalculate due to rounding.

Significant changes in the components of mainline operating expense per ASM are as follows:
•
Aircraft fuel and related taxes per ASM increased 44.7% primarily due to a 47.6% increase in the average price per gallon of fuel to $2.17 in the first quarter of 2010 from $1.47 in the 2009 period. A 4.3% decrease in gallons of fuel consumed in the 2010 period on 2.4% lower capacity partially offset the increase.

•
Since the third quarter of 2008, we have not entered into any new fuel hedging transactions, and we have no fuel hedging contracts outstanding. We recognized a net loss of $27 million in the first quarter of 2009 related to our fuel hedging instruments due to the decline in the price of heating oil in the 2009 period.

•
Aircraft maintenance expense per ASM decreased 7.8% due principally to a decrease in the number of engine overhauls performed in the 2010 period as compared to 2009 period as a result of the timing of maintenance cycles.

•	Other rent and landing fees per ASM increased 5.3% over the 2009 period due to the fixed nature of space rent.

•
Other expense per ASM increased 9.5% primarily due to the negative effects of the severe weather on the East Coast of the United States in the first quarter of 2010. An increase in the incremental cost of travel redemptions associated with our frequent traveler program, principally as a result of higher fuel costs, also contributed to the increase in other expenses.

Total Express expenses increased $46 million or 7.5% in the first quarter of 2010 to $650 million from $604 million in the 2009 period. The period-over-period increase was primarily driven by a $47 million increase in fuel costs. The average fuel price per gallon was $1.51 in the 2009 period, which was 45.7% lower than the average fuel price per gallon of $2.20 in the 2010 period. A 4.9% decrease in gallons of fuel consumed in the 2010 period on 5.1% lower capacity partially offset the increase. Other Express expenses decreased only $1 million or 0.4% despite a 5.1% decrease in Express ASMs due to certain fixed costs associated with our capacity purchase agreements as well as certain contractual rate increases with these carriers.
Nonoperating Income (Expense):

			Percent
	2010	2009	Change
	(In millions)
Nonoperating income (expense):
Interest income	$5	$6	(14.2)
Interest expense, net	(82)	(71)	15.9
Other, net	42	(13)	nm

Total nonoperating expense, net	$(35)	$(78)	(54.9)

Net nonoperating expense was $35 million in the first quarter of 2010 as compared to $78 million in the 2009 period. Interest expense, net increased $11 million due to an increase in the average debt balance outstanding primarily as a result of financing transactions completed throughout 2009.
Other nonoperating expense, net in the 2010 period included $49 million of net realized gains related to sales of certain investments in auction rate securities, offset by $6 million in foreign currency losses. Other nonoperating expense, net in the 2009 period included $7 million in other-than-temporary non-cash impairment charges for our investments in auction rate securities as well as $6 million in foreign currency losses. The sales of auction rate securities are discussed in more detail under “Liquidity and Capital Resources.”

US Airways’ Results of Operations
In the three months ended March 31, 2010, US Airways realized an operating loss of $10 million and a loss before income taxes of $23 million. US Airways experienced growth in revenues as a result of the improving economy. US Airways’ first quarter 2010 results were also impacted by recognition of the following items:
•	$5 million of net special charges for aircraft costs as a result of US Airways’ previously announced capacity reductions; and
•	$49 million of net realized gains related to sales of certain investments in auction rate securities, included in nonoperating expense, net.
In the three months ended March 31, 2009, US Airways realized an operating loss of $26 million and a loss before income taxes of $95 million. US Airways experienced significant declines in revenues in the first quarter of 2009 as a result of the global economic recession. US Airways’ first quarter 2009 results were also impacted by recognition of the following items:
•
$197 million of net realized losses on settled fuel hedging instruments, offset by $170 million of net unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments. These unrealized gains were due primarily to the reversal of unrealized losses recognized in prior periods as hedge transactions settled in the 2009 period;

•	$6 million of net special charges consisting of $5 million in aircraft costs and $1 million in severance charges, both as a result of capacity reductions; and
•	$7 million in other-than-temporary non-cash impairment charges for US Airways’ investments in auction rate securities, included in nonoperating expense, net.
At December 31, 2009, US Airways had approximately $2.05 billion of gross NOLs to reduce future federal taxable income. All of US Airways’ NOLs are expected to be available to reduce federal taxable income in the calendar year 2010. The NOLs expire during the years 2022 through 2029. US Airways’ net deferred tax assets, which include $1.98 billion of the NOLs, have been subject to a full valuation allowance. US Airways also had approximately $86 million of tax-effected state NOLs at December 31, 2009. At December 31, 2009, the federal and state valuation allowance was $575 million and $78 million, respectively.
US Airways reported a loss before income taxes in the first quarter of each of 2010 and 2009, and US Airways did not record a tax provision in either period.

The table below sets forth US Airways’ selected mainline and Express operating data:

	Three Months Ended		Percent
	March 31,		Change
	2010	2009	2010-2009
Mainline
Revenue passenger miles (millions) (a)	13,053	13,309	(1.9)
Available seat miles (millions) (b)	16,579	16,979	(2.4)
Passenger load factor (percent) (c)	78.7	78.4	0.3	pts
Yield (cents) (d)	13.01	12.10	7.5
Passenger revenue per available seat mile (cents) (e)	10.24	9.49	8.0
Aircraft at end of period	347	347	—
Fuel consumption (gallons in millions)	247	258	(4.3)
Average aircraft fuel price including related taxes (dollars per gallon)	2.17	1.47	47.6

Express (f)
Revenue passenger miles (millions) (a)	2,270	2,374	(4.4)
Available seat miles (millions) (b)	3,279	3,455	(5.1)
Passenger load factor (percent) (c)	69.2	68.7	0.5	pts
Yield (cents) (d)	26.49	23.22	14.1
Passenger revenue per available seat mile (cents) (e)	18.34	15.95	14.9
Aircraft at end of period	282	293	(3.8)
Fuel consumption (gallons in millions)	77	81	(4.9)
Average aircraft fuel price including related taxes (dollars per gallon)	2.20	1.51	45.7

Total Mainline and Express
Revenue passenger miles (millions) (a)	15,323	15,683	(2.3)
Available seat miles (millions) (b)	19,858	20,434	(2.8)
Passenger load factor (percent) (c)	77.2	76.7	0.5	pts
Yield (cents) (d)	15.01	13.79	8.9
Passenger revenue per available seat mile (cents) (e)	11.58	10.58	9.5
Total revenue per available seat mile (cents) (g)	13.52	12.19	10.9
Aircraft at end of period	629	640	(1.7)
Fuel consumption (gallons in millions)	324	339	(4.5)
Average aircraft fuel price including related taxes (dollars per gallon)	2.18	1.48	47.1

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. One RPM represents one passenger flown one mile.

(b)	Available seat mile (“ASM”) — A basic measure of production. One ASM represents one seat flown one mile.

(c)	Passenger load factor — The percentage of available seats that are filled with revenue passengers.

(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by RPMs and expressed in cents per mile.

(e)	Passenger revenue per available seat mile (“PRASM”) — Passenger revenues divided by ASMs.

(f)
Express statistics include Piedmont and PSA, as well as operating and financial results from capacity purchase agreements with Air Wisconsin Airlines Corporation, Republic Airways, Mesa Airlines, Inc. and Chautauqua Airlines, Inc.

(g)	Total revenue per available seat mile (“RASM”) — Total revenues divided by total mainline and Express ASMs.

Three Months Ended March 31, 2010
Compared with the
Three Months Ended March 31, 2009
Operating Revenues:

			Percent
	2010	2009	Change
	(In millions)
Operating revenues:
Mainline passenger	$1,698	$1,611	5.4
Express passenger	601	551	9.1
Cargo	33	24	37.1
Other	353	305	15.4

Total operating revenues	$2,685	$2,491	7.8

Total operating revenues in the first quarter of 2010 were $2.69 billion as compared to $2.49 billion in the 2009 period, an increase of $194 million or 7.8%. Significant changes in the components of operating revenues are as follows:
•
Mainline passenger revenues were $1.7 billion in the first quarter of 2010 as compared to $1.61 billion in the 2009 period. Mainline RPMs decreased 1.9% as mainline capacity, as measured by ASMs, decreased 2.4%, resulting in a 0.3 point increase in load factor to 78.7%. Mainline passenger yield increased 7.5% to 13.01 cents in the first quarter of 2010 from 12.1 cents in the 2009 period. Mainline PRASM increased 8% to 10.24 cents in the first quarter of 2010 from 9.49 cents in the 2009 period. Mainline yield and PRASM increased in the first quarter of 2010 due principally to the increase in passenger demand and improving pricing environment driven by the recovering global economy.

•
Express passenger revenues were $601 million in the first quarter of 2010, an increase of $50 million from the 2009 period. Express RPMs decreased by 4.4% as Express capacity, as measured by ASMs, decreased 5.1%, resulting in a 0.5 point increase in load factor to 69.2%. Express passenger yield increased by 14.1% to 26.49 cents in the first quarter of 2010 from 23.22 cents in the 2009 period. Express PRASM increased 14.9% to 18.34 cents in the first quarter of 2010 from 15.95 cents in the 2009 period. The increases in Express yield and PRASM were the result of the same favorable passenger demand and improving pricing environment discussed in mainline passenger revenues above.

•
Cargo revenues were $33 million in the first quarter of 2010, an increase of $9 million or 37.1% from the 2009 period. The increase in cargo revenues was driven by an increase in freight volume as a result of the recovering economic environment as compared to the 2009 period.

•
Other revenues were $353 million in the first quarter of 2010, an increase of $48 million or 15.4% from the 2009 period, primarily due to an increase in revenue generated by US Airways’ checked bag fees as a result of increases in rates charged. An increase in revenues associated with US Airways’ frequent traveler program also contributed to the increase in other revenues.

Operating Expenses:

			Percent
	2010	2009	Change
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$534	$378	41.2
Loss (gain) on fuel hedging instruments, net:
Realized	—	197	nm
Unrealized	—	(170)	nm
Salaries and related costs	556	551	0.9
Aircraft rent	171	178	(3.8)
Aircraft maintenance	157	174	(10.0)
Other rent and landing fees	134	131	2.8
Selling expenses	95	92	2.3
Special items, net	5	6	(22.8)
Depreciation and amortization	63	62	1.4
Other	305	286	6.6

Total mainline operating expenses	2,020	1,885	7.1
Express expenses:
Fuel	170	123	38.5
Other	505	509	(0.8)

Total Express expenses	675	632	6.8

Total operating expenses	$2,695	$2,517	7.1

Total operating expenses were $2.7 billion in the first quarter of 2010, an increase of $178 million or 7.1% compared to the 2009 period. Mainline operating expenses were $2.02 billion in the first quarter of 2010, an increase of $135 million or 7.1% from the 2009 period. Fuel costs net of hedging losses in the 2009 period were $129 million higher in the 2010 period as compared to the 2009 period.
The 2010 period included net special charges of $5 million for aircraft costs as a result of US Airways’ previously announced capacity reductions. This compares to net special charges of $6 million in the 2009 period, consisting of $5 million in aircraft costs and $1 million in severance charges, both as a result of capacity reductions.
Significant changes in the components of mainline operating expenses are as follows:
•
Aircraft fuel and related taxes increased 41.2% primarily due to a 47.6% increase in the average price per gallon of fuel to $2.17 in the first quarter of 2010 from $1.47 in the 2009 period. A 4.3% decrease in gallons of fuel consumed in the 2010 period on 2.4% lower capacity partially offset the increase.

•
Since the third quarter of 2008, US Airways has not entered into any new fuel hedging transactions, and US Airways has no fuel hedging contracts outstanding. US Airways recognized a net loss of $27 million in the first quarter of 2009 related to its fuel hedging instruments due to the decline in the price of heating oil in the 2009 period.

•
Aircraft maintenance expense decreased 10% due principally to a decrease in the number of engine overhauls performed in the 2010 period as compared to 2009 period as a result of the timing of maintenance cycles.

•
Other expense increased 6.6% primarily due to the negative effects of the severe weather on the East Coast of the United States in the first quarter of 2010. An increase in the incremental cost of travel redemptions associated with US Airways’ frequent traveler program, principally as a result of higher fuel costs, also contributed to the increase in other expenses.

Total Express expenses increased $43 million or 6.8% in the first quarter of 2010 to $675 million from $632 million in the 2009 period. The period-over-period increase was primarily driven by a $47 million increase in fuel costs. The average fuel price per gallon was $1.51 in the 2009 period, which was 45.7% lower than the average fuel price per gallon of $2.20 in the 2010 period. A 4.9% decrease in gallons of fuel consumed in the 2010 period on 5.1% lower capacity partially offset the increase. Other Express expenses decreased only $4 million or 0.8% despite a 5.1% decrease in Express ASMs due to certain fixed costs associated with US Airways’ capacity purchase agreements as well as certain contractual rate increases with these carriers.

Nonoperating Income (Expense):

			Percent
	2010	2009	Change
	(In millions)
Nonoperating income (expense):
Interest income	$5	$6	(14.2)
Interest expense, net	(59)	(61)	(3.8)
Other, net	41	(14)	nm

Total nonoperating expense, net	$(13)	$(69)	(82.2)

Net nonoperating expense was $13 million in the first quarter of 2010 as compared to $69 million in the 2009 period. Interest expense, net decreased $2 million due to a reduction in interest-bearing intercompany payable balances, offset by an increase in the average debt balance outstanding primarily as a result of financing transactions completed throughout 2009.
Other nonoperating expense, net in the 2010 period included $49 million of net realized gains related to sales of certain investments in auction rate securities, offset by $6 million in foreign currency losses. Other nonoperating expense, net in the 2009 period included $7 million in other-than-temporary non-cash impairment charges for US Airways’ investments in auction rate securities as well as $6 million in foreign currency losses. The sales of auction rate securities are discussed in more detail under “Liquidity and Capital Resources.”

Liquidity and Capital Resources
As of March 31, 2010, our cash, cash equivalents, investments in marketable securities and restricted cash were $2.04 billion, of which $442 million was restricted. Our investments in marketable securities included $70 million of auction rate securities at fair value ($114 million par value) that are classified as noncurrent assets on our condensed consolidated balance sheets.
Investments in Marketable Securities
As of March 31, 2010, we held auction rate securities totaling $114 million at par value, which are classified as available-for-sale securities and noncurrent assets on our condensed consolidated balance sheets. Contractual maturities for these auction rate securities range from six to 42 years, with 18% of our portfolio maturing within the next 10 years (2016), 58% maturing within the next 30 years (2033 — 2036) and 24% maturing thereafter (2049 — 2052). With the liquidity issues experienced in the global credit and capital markets, all of our auction rate securities have experienced failed auctions since August 2007. The estimated fair value of these auction rate securities no longer approximates par value. At March 31, 2010, the fair value of our auction rate securities was $70 million.
In the three months ended March 31, 2010, we sold certain investments in auction rate securities for net proceeds of $132 million, resulting in a $49 million net realized gain recorded in nonoperating expense, net, of which $48 million represents the reclassification of prior period net unrealized gains from other comprehensive income. In April 2010, we sold an additional amount of auction rate securities for net proceeds of $11 million, leaving us with a remaining investment of $59 million. Net proceeds for all sale transactions approximated the carrying amount of our investments. Additionally, in the first quarter of 2010, we recorded net unrealized losses of $1 million in other comprehensive income, offsetting previously recognized unrealized gains, related to the decline in fair value of certain investments in auction rate securities.
We continue to monitor the market for auction rate securities and consider its impact (if any) on the fair value of our investments. If the current market conditions deteriorate, we may be required to record additional impairment charges in other nonoperating expense, net in future periods.
We believe that, based on our current unrestricted cash and cash equivalents balance at March 31, 2010, the current lack of liquidity in our investments in auction rate securities will not have a material impact on our liquidity, our cash flow or our ability to fund our operations.
Sources and Uses of Cash
US Airways Group
Net cash provided by operating activities was $199 million and $187 million for the first quarter of 2010 and 2009, respectively. Net loss for the first quarter of 2010 was $45 million as compared to a net loss of $103 million for the first quarter of 2009, an improvement of $58 million. However, included in the 2010 first quarter net loss was a $49 million nonoperating realized gain on the sales of auction rate securities during the period, which was previously recorded in other comprehensive income.
Net cash provided by investing activities was $92 million for the first three months of 2010 as compared to net cash used in operating activities of $74 million for the first three months of 2009. Principal investing activities in the 2010 period included net proceeds from sales of marketable securities of $132 million and a $38 million decrease in restricted cash, offset by expenditures for property and equipment totaling $78 million, primarily related to the purchase of Airbus aircraft. The $132 million in proceeds were related to sales of certain investments in auction rate securities. Restricted cash declined primarily due to a reduction in the amount of holdback held by certain credit card processors for advance ticket sales for which we have not yet provided air transportation. Principal investing activities in the 2009 period included expenditures for property and equipment totaling $183 million, primarily related to the purchase of Airbus aircraft and a $48 million increase in equipment purchase deposits for certain aircraft on order, offset by $52 million in proceeds from dispositions of property and equipment, a $37 million decrease in restricted cash and net sales of investments in marketable securities of $20 million. The $52 million in proceeds was the result of the swap of one of US Airways’ owned aircraft in exchange for the leased aircraft involved in the Flight 1549 accident and several engine sale-leaseback transactions.
Net cash used in financing activities was $58 million for the first three months of 2010 as compared to net cash provided by financing activities of $115 million for the first three months of 2009. Principal financing activities in the 2010 period included debt repayments of $135 million and proceeds from the issuance of debt of $80 million, which primarily included the financing associated with the purchase of Airbus aircraft. Principal financing activities in the 2009 period included proceeds from the issuance of debt of $221 million, which included additional loans under a spare parts loan agreement, a loan secured by certain airport landing slots, an unsecured financing with one of our third party Express carriers and the financing associated with the purchase of Airbus aircraft. Debt repayments totaled $105 million in the 2009 period.

US Airways
Net cash provided by operating activities was $231 million and $176 million for the first quarter of 2010 and 2009, respectively. Net loss for the first quarter of 2010 was $23 million as compared to a net loss of $95 million for the first quarter of 2009, an improvement of $72 million. However, included in the 2010 first quarter net loss was a $49 million nonoperating realized gain on the sales of auction rate securities during the period, which was previously recorded in other comprehensive income. In addition, in the first quarter of 2010, US Airways’ operating cash flow benefited from intercompany cash transfers from US Airways Group.
Net cash provided by investing activities was $96 million for the first three months of 2010 as compared to net cash used in operating activities of $73 million for the first three months of 2009. Principal investing activities in the 2010 period included net proceeds from sales of marketable securities of $132 million and a $38 million decrease in restricted cash, offset by expenditures for property and equipment totaling $74 million, primarily related to the purchase of Airbus aircraft. The $132 million in proceeds were related to sales of certain investments in auction rate securities. Restricted cash declined primarily due to a reduction in the amount of holdback held by certain credit card processors for advance ticket sales for which US Airways has not yet provided air transportation. Principal investing activities in the 2009 period included expenditures for property and equipment totaling $182 million, primarily related to the purchase of Airbus aircraft and a $48 million increase in equipment purchase deposits for certain aircraft on order, offset by $52 million in proceeds from dispositions of property and equipment, a $37 million decrease in restricted cash and net sales of investments in marketable securities of $20 million. The $52 million in proceeds was the result of the swap of one of US Airways’ owned aircraft in exchange for the leased aircraft involved in the Flight 1549 accident and several engine sale-leaseback transactions.
Net cash used in financing activities was $42 million for the first three months of 2010 as compared to net cash provided by financing activities of $131 million for the first three months of 2009. Principal financing activities in the 2010 period included debt repayments of $119 million and proceeds from the issuance of debt of $80 million, which primarily included the financing associated with the purchase of Airbus aircraft. Principal financing activities in the 2009 period included proceeds from the issuance of debt of $221 million, which included additional loans under a spare parts loan agreement, a loan secured by certain airport landing slots, an unsecured financing with one of US Airways’ third party Express carriers and the financing associated with the purchase of Airbus aircraft. Debt repayments totaled $89 million in the 2009 period.
Commitments
As of March 31, 2010, we had $4.86 billion of long-term debt and capital leases (including current maturities and before discount on debt). The information contained herein is not a comprehensive discussion and analysis of our commitments, but rather updates disclosures made in the 2009 Annual Report on Form 10-K.
Citicorp Credit Facility
On March 23, 2007, US Airways Group entered into a term loan credit facility with Citicorp North America, Inc., as administrative agent, and a syndicate of lenders pursuant to which US Airways Group borrowed an aggregate principal amount of $1.6 billion. US Airways and certain other subsidiaries of US Airways Group are guarantors of the Citicorp credit facility.
The Citicorp credit facility bears interest at an index rate plus an applicable index margin or, at our option, LIBOR plus an applicable LIBOR margin for interest periods of one, two, three or six months. The applicable index margin, subject to adjustment, is 1.00%, 1.25% or 1.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or greater than $1 billion, respectively. The applicable LIBOR margin, subject to adjustment, is 2.00%, 2.25% or 2.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or greater than $1 billion, respectively. In addition, interest on the Citicorp credit facility may be adjusted based on the credit rating for the Citicorp credit facility as follows: (i) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least one subgrade better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be the lower of 2.25% and the rate otherwise applicable based upon the adjusted Citicorp credit facility balance and (B) the applicable index margin will be the lower of 1.25% and the rate otherwise applicable based upon the Citicorp credit facility principal balance, and (ii) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least two subgrades better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be 2.00% and (B) the applicable index margin will be 1.00%. As of March 31, 2010, the interest rate on the Citicorp credit facility was 2.75% based on a 2.50% LIBOR margin.
The Citicorp credit facility matures on March 23, 2014, and is repayable in seven annual installments with each of the first six installments to be paid on each anniversary of the closing date in an amount equal to 1% of the initial aggregate principal amount of the loan and the final installment to be paid on the maturity date in the amount of the full remaining balance of the loan.

In addition, the Citicorp credit facility requires certain mandatory prepayments upon the occurrence of specified events, establishes certain financial covenants, including minimum cash requirements and maintenance of certain minimum ratios, contains customary affirmative covenants and negative covenants and contains customary events of default. The Citicorp credit facility requires us to maintain consolidated unrestricted cash and cash equivalents of not less than $850 million, with not less than $750 million (subject to partial reductions upon certain reductions in the outstanding principal amount of the loan) of that amount held in accounts subject to control agreements, which would become restricted for use by us if certain adverse events occur per the terms of the agreement. In addition, the Citicorp credit facility amendment provides that we may issue debt in the future with a second lien on the assets pledged as collateral under the Citicorp credit facility. The principal amount outstanding under the Citicorp credit facility was $1.15 billion as of March 31, 2010. As of March 31, 2010, we were in compliance with all debt covenants under the amended credit facility.
2010 Financing Transactions
US Airways borrowed $181 million in the first quarter of 2010 to finance Airbus aircraft deliveries. These financings bear interest at a rate of LIBOR plus an applicable margin and contain default provisions and other covenants that are typical in the industry.
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
Aircraft and Engine Purchase Commitments
US Airways has definitive purchase agreements with Airbus for the acquisition of 134 aircraft, including 97 single-aisle A320 family aircraft and 37 widebody aircraft (comprised of 22 A350 XWB aircraft and 15 A330-200 aircraft), of which 30 aircraft were delivered through December 31, 2009. During the first quarter of 2010, US Airways took delivery of two A320 aircraft and two A330-200 aircraft, which were financed as discussed above. US Airways plans to take delivery of 24 A320 family aircraft in 2011 and 2012, with the remaining 46 A320 family aircraft scheduled to be delivered between 2013 and 2015. In addition, US Airways plans to take delivery of the eight remaining A330-200 aircraft in 2013 and 2014. Deliveries of the 22 A350 XWB aircraft are scheduled to begin in 2017 and extend through 2019.
US Airways has agreements for the purchase of eight new IAE V2500-A5 spare engines scheduled for delivery through 2014 for use on the Airbus A320 family fleet, three new Trent 700 spare engines scheduled for delivery through 2013 for use on the Airbus A330-200 fleet and three new Trent XWB spare engines scheduled for delivery in 2017 through 2019 for use on the Airbus A350 XWB aircraft. US Airways has taken delivery of two of the Trent 700 spare engines and one of the V2500-A5 spare engines through December 31, 2009.
Under all of our aircraft and engine purchase agreements, our total future commitments as of March 31, 2010 are expected to be approximately $5.95 billion through 2019, which includes predelivery deposits and payments. We have financing commitments for all Airbus aircraft scheduled for delivery in 2011 and 2012. See Part II, Item 1A, “Risk Factors — Increased costs of financing, a reduction in the availability of financing and fluctuations in interest rates could adversely affect our liquidity, operating expenses and results” and “Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions.”

Covenants and Credit Rating
In addition to the minimum cash balance requirements, our long-term debt agreements contain various negative covenants that restrict or limit our actions, including our ability to pay dividends or make other restricted payments. Our long-term debt agreements also generally contain cross-default provisions, which may be triggered by defaults by us under other agreements relating to indebtedness. See Part II, Item 1A, “Risk Factors — Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions” and “Any failure to comply with the liquidity covenants contained in our financing arrangements would likely have a material adverse effect on our business, financial condition and results of operations.” As of March 31, 2010, we and our subsidiaries were in compliance with the covenants in our long-term debt agreements.
Our credit ratings, like those of most airlines, are relatively low. The following table details our credit ratings as of March 31, 2010:

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
There have been no material changes in our off-balance sheet arrangements as set forth in our 2009 Annual Report on Form 10-K.

Contractual Obligations
The following table provides details of our future cash contractual obligations as of March 31, 2010 (in millions):

	Payments Due by Period
	2010	2011	2012	2013	2014	Thereafter	Total
US Airways Group (1)
Debt (2)	$74	$16	$116	$116	$1,276	$—	$1,598
Interest obligations (3)	43	54	51	46	21	—	215
US Airways (4)
Debt and capital lease obligations (5) (6)	295	387	320	271	282	1,707	3,262
Interest obligations (3) (6)	120	156	157	112	96	405	1,046
Aircraft purchase and operating lease commitments (7)	806	1,497	1,441	1,860	1,573	5,795	12,972
Regional capacity purchase agreements (8)	765	1,036	903	773	772	2,347	6,596
Other US Airways Group subsidiaries (9)	9	9	9	7	6	1	41

Total	$2,112	$3,155	$2,997	$3,185	$4,026	$10,255	$25,730

(1)
These commitments represent those specifically entered into by US Airways Group or joint commitments entered into by US Airways Group and US Airways under which each entity is jointly and severally liable.

(2)	Excludes $164 million of unamortized debt discount as of March 31, 2010.

(3)	For variable-rate debt, future interest obligations are shown above using interest rates in effect as of March 31, 2010.

(4)	Commitments listed separately under US Airways and its wholly owned subsidiaries represent commitments under agreements entered into separately by those companies.

(5)	Excludes $90 million of unamortized debt discount as of March 31, 2010.

(6)
Includes $481 million of future principal payments and $209 million of future interest payments as of March 31, 2010, respectively, related to pass through trust certificates or EETCs associated with mortgage financings for the purchase of certain aircraft.

(7)	Includes $3.12 billion of future minimum lease payments related to EETC leveraged leased financings of certain aircraft as of March 31, 2010.

(8)	Represents minimum payments under capacity purchase agreements with third-party Express carriers.

(9)	Represents operating lease commitments entered into by US Airways Group’s other airline subsidiaries Piedmont and PSA.
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

Critical Accounting Policies and Estimates
In the first quarter of 2010, there were no changes to our critical accounting policies and estimates from those disclosed in the financial statements and accompanying notes contained in our 2009 Annual Report on Form 10-K.
Recent Accounting Pronouncements
In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU No. 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASU No. 2009-17 requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU No. 2009-17 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. We adopted ASU No. 2009-17 as of January 1, 2010, and its application had no impact on our condensed consolidated financial statements.
In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements.” ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. A company may elect, but will not be required, to adopt the amendments in ASU No. 2009-13 retrospectively for all prior periods. We are currently evaluating the requirements of ASU No. 2009-13 and have not yet determined its impact on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Sensitive Instruments
Our primary market risk exposures include commodity price risk (i.e., the price paid to obtain aviation fuel) and interest rate risk. Our exposure to market risk from changes in commodity prices and interest rates has not changed materially from our exposure discussed in our 2009 Annual Report on Form 10-K except as updated below.
Commodity price risk
Our 2010 forecasted mainline and Express fuel consumption is approximately 1.42 billion gallons, and a one cent per gallon increase in aviation fuel price results in a $14 million annual increase in expense. Since the third quarter of 2008, we have not entered into any new fuel hedging transactions, and we have no fuel hedging contracts outstanding.
Interest rate risk
Our exposure to interest rate risk relates primarily to our cash equivalents, investment portfolios and variable rate debt obligations. At March 31, 2010, our variable-rate long-term debt obligations of approximately $3.42 billion represented approximately 70% of our total long-term debt. If interest rates increased 10% in 2010, the impact on our results of operations would be approximately $14 million of additional interest expense.
At March 31, 2010, included within our investment portfolio are $114 million par value of investments in auction rate securities. With the liquidity issues experienced in the global credit and capital markets, all of our auction rate securities have experienced failed auctions since August 2007. The estimated fair value of these auction rate securities no longer approximates par value. As of March 31, 2010, the fair value of our auction rate securities was $70 million. In April 2010, we sold auction rate securities for net proceeds of $11 million, leaving us with a remaining investment of $59 million. We continue to monitor the market for auction rate securities and consider its impact (if any) on the fair value of our investments. If the current market conditions deteriorate, we may be required to record additional impairment charges in other nonoperating expense, net in future periods.
We believe that, based on our current unrestricted cash and cash equivalents balance at March 31, 2010, the current lack of liquidity in our investments in auction rate securities will not have a material impact on our liquidity, our cash flow or our ability to fund our operations. Refer to Note 8, “Investments in Marketable Securities (Noncurrent)” in Part I, Items 1A and 1B, respectively, of this report for additional information.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures.
An evaluation was performed under the supervision and with the participation of US Airways Group’s and US Airways’ management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2010. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2010.
Changes in internal control over financial reporting.
There has been no change to US Airways Group’s or US Airways’ internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, US Airways Group’s or US Airways’ internal control over financial reporting.
Limitation on the effectiveness of controls.
We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO believe that our disclosure controls and procedures were effective at the “reasonable assurance” level as of March 31, 2010.

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
There are several reasons, including those addressed in these risk factors, why US Airways Group might fail to achieve profitability and might experience significant losses. In particular, the weakened condition of the economy and the high volatility of fuel prices have had and continue to have an impact on our operating results, and increase the risk that we will experience losses.
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

In addition, we have substantial non-cancelable commitments for capital expenditures, including the acquisition of new aircraft and related spare engines. We have not yet secured financing commitments for some of the aircraft we have on order, commencing with deliveries scheduled for 2013, and cannot assure you of the availability or cost of that financing. If we are not able to arrange financing for such aircraft at customary advance rates and on terms and conditions acceptable to us, we expect we would seek to negotiate deferrals of aircraft deliveries with the manufacturer or financing at lower than customary advance rates, or, if required, use cash from operations or other sources to purchase the aircraft.
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
Our operating results are significantly impacted by changes in the availability, price volatility and the cost of aircraft fuel, which represents one of the largest single cost items in our business. Fuel prices have fluctuated substantially over the past several years and sharply in the last two years.
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
Historically, from time to time, we have entered into hedging arrangements designed to protect against rising fuel costs. Since the third quarter of 2008, we have not entered into any new fuel hedging transactions, and we have no fuel hedging contracts outstanding. Our ability to hedge in the future may be limited, particularly if our financial condition provides insufficient liquidity to meet counterparty collateral requirements. Our future fuel hedging arrangements, if any, may not completely protect us against price increases and may be limited in both volume of fuel and duration. Also, a rapid decline in the price of fuel could adversely impact our short-term liquidity as our hedge counterparties could require that we post collateral in the form of cash or letters of credit when the projected future market price of fuel drops below the strike price. See also the discussion in Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”
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
Relations between air carriers and labor unions in the United States are governed by the Railway Labor Act (“RLA”). Under the RLA, collective bargaining agreements generally contain “amendable dates” rather than expiration dates, and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the National Mediation Board (“NMB”).
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
Additional laws, regulations, taxes and policies have been proposed or discussed from time to time, including recently introduced federal legislation on a “passenger bill of rights,” that, if adopted, could significantly increase the cost of airline operations or reduce revenues. The state of New York’s attempt to adopt such a measure has been successfully challenged by the airline industry. Other states, however, are contemplating similar legislation. The DOT finalized rules, taking effect on April 29, 2010, requiring new procedures for customer handling during long onboard delays, as well as additional reporting requirements for airlines. The DOT has signaled its intent to aggressively enforce the new rules and is planning to release additional proposed regulations in this area in 2010.
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
We operate principally through hubs in Charlotte, Philadelphia and Phoenix and a focus city in Washington, D.C. at Ronald Reagan Washington National Airport. Substantially all of our flights either originate in or fly into one of these locations. A significant interruption or disruption in service at one of our hubs resulting from air traffic control delays, weather conditions, natural disasters, growth constraints, relations with third-party service providers, failure of computer systems, labor relations, fuel supplies, terrorist activities or otherwise could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a severe impact on our business, operations and financial performance.
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

Item 5. Exhibits

Exhibit No.	Description
10.1	2010 Annual Incentive Program Under 2008 Equity Incentive Plan.†

10.2	2010 Long Term Incentive Performance Program Under 2008 Equity Incentive Plan.†

31.1	Certification of US Airways Group’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of US Airways Group’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of US Airways’ Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.4	Certification of US Airways’ Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of US Airways Group’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of US Airways’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

US Airways Group, Inc. (Registrant)
Date: April 26, 2010	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

US Airways, Inc. (Registrant)
Date: April 26, 2010	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
10.1	2010 Annual Incentive Program Under 2008 Equity Incentive Plan.†

10.2	2010 Long Term Incentive Performance Program Under 2008 Equity Incentive Plan.†

31.1	Certification of US Airways Group’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of US Airways Group’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of US Airways’ Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.4	Certification of US Airways’ Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of US Airways Group’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of US Airways’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement.