Form 10-Q
period 2010-06-30
US AIRWAYS GROUP INC; US AIRWAYS INC
filed 2010-07-21
CIK 701345, 714560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
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
As of July 16, 2010, there were approximately 161,374,301 shares of US Airways Group, Inc. common stock outstanding.
As of July 16, 2010, US Airways, Inc. had 1,000 shares of common stock outstanding, all of which were held by US Airways Group, Inc.

US Airways Group, Inc.
US Airways, Inc.
Form 10-Q
Quarterly Period Ended June 30, 2010

This combined Quarterly Report on Form 10-Q is filed by US Airways Group, Inc. (“US Airways Group”) and its wholly owned subsidiary US Airways, Inc. (“US Airways”). References in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and the “Company” refer to US Airways Group and its consolidated subsidiaries.
Note Concerning Forward-Looking Statements
Certain of the statements contained in this report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” and “continue” and similar terms used in connection with statements regarding, among others, our outlook, expected fuel costs, the revenue and pricing environment, and our expected financial performance and liquidity position. These statements include, but are not limited to, statements about future financial and operating results, our plans, objectives, expectations and intentions and other statements that are not historical facts. These statements are based upon the current beliefs and expectations of management and are subject to significant risks and uncertainties that could cause our actual results and financial position to differ materially from these statements. These risks and uncertainties include, but are not limited to, those described below under Part II, Item 1A, “Risk Factors,” and the following:
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

Item 1A. Condensed Consolidated Financial Statements of US Airways Group, Inc.
US Airways Group, Inc.
Condensed Consolidated Statements of Operations
(In millions, except share and per share amounts)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Operating revenues:
Mainline passenger	$2,036	$1,724	$3,735	$3,335
Express passenger	767	642	1,368	1,194
Cargo	37	20	69	44
Other	331	272	649	540

Total operating revenues	3,171	2,658	5,821	5,113
Operating expenses:
Aircraft fuel and related taxes	616	440	1,151	819
Loss (gain) on fuel hedging instruments, net	—	(21)	—	5
Salaries and related costs	573	549	1,128	1,100
Express expenses	683	625	1,333	1,228
Aircraft rent	169	174	340	352
Aircraft maintenance	162	184	319	358
Other rent and landing fees	135	142	270	273
Selling expenses	107	99	201	192
Special items, net	(9)	1	(4)	7
Depreciation and amortization	63	62	124	121
Other	301	281	598	561

Total operating expenses	2,800	2,536	5,460	5,016

Operating income	371	122	361	97
Nonoperating income (expense):
Interest income	3	6	9	13
Interest expense, net	(86)	(77)	(168)	(148)
Other, net	(9)	7	33	(7)

Total nonoperating expense, net	(92)	(64)	(126)	(142)

Income (loss) before income taxes	279	58	235	(45)
Income tax provision	—	—	—	—

Net income (loss)	$279	$58	$235	$(45)

Earnings (loss) per common share:
Basic earnings (loss) per common share	$1.73	$0.47	$1.46	$(0.38)
Diluted earnings (loss) per common share	$1.41	$0.42	$1.23	$(0.38)
Shares used for computation (in thousands):
Basic	161,292	123,790	161,204	118,956
Diluted	203,809	144,125	200,404	118,956
See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$1,814	$1,299
Investments in marketable securities	180	—
Accounts receivable, net	394	285
Materials and supplies, net	226	227
Prepaid expenses and other	500	520

Total current assets	3,114	2,331
Property and equipment
Flight equipment	4,104	3,852
Ground property and equipment	876	883
Less accumulated depreciation and amortization	(1,254)	(1,151)

	3,726	3,584
Equipment purchase deposits	63	112

Total property and equipment	3,789	3,696
Other assets
Other intangibles, net of accumulated amortization of $126 million and $113 million, respectively	490	503
Restricted cash	442	480
Investments in marketable securities	59	203
Other assets	237	241

Total other assets	1,228	1,427

Total assets	$8,131	$7,454

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Current maturities of debt and capital leases	$475	$502
Accounts payable	370	337
Air traffic liability	1,215	778
Accrued compensation and vacation	212	178
Accrued taxes	211	141
Other accrued expenses	851	853

Total current liabilities	3,334	2,789
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	4,061	4,024
Deferred gains and credits, net	344	377
Postretirement benefits other than pensions	129	130
Employee benefit liabilities and other	431	489

Total noncurrent liabilities and deferred credits	4,965	5,020
Commitments and contingencies
Stockholders’ deficit
Common stock, $0.01 par value; 400,000,000 shares authorized, 161,791,870 and 161,374,246 shares issued and outstanding at June 30, 2010; 161,520,457 and 161,102,833 shares issued and outstanding at December 31, 2009	2	2
Additional paid-in capital	2,114	2,107
Accumulated other comprehensive income	35	90
Accumulated deficit	(2,306)	(2,541)
Treasury stock, common stock, 417,624 shares at June 30, 2010 and December 31, 2009	(13)	(13)

Total stockholders’ deficit	(168)	(355)

Total liabilities and stockholders’ deficit	$8,131	$7,454

See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Net cash provided by operating activities	$739	$360
Cash flows from investing activities:
Purchases of property and equipment	(94)	(621)
Purchases of marketable securities	(180)	—
Sales of marketable securities	143	20
Decrease in long-term restricted cash	38	6
Proceeds from sale-leaseback transactions and dispositions of property and equipment	2	52

Net cash used in investing activities	(91)	(543)
Cash flows from financing activities:
Repayments of debt and capital lease obligations	(220)	(175)
Proceeds from issuance of debt	90	749
Deferred financing costs	(3)	(8)
Proceeds from issuance of common stock, net	—	66

Net cash provided by (used in) financing activities	(133)	632

Net increase in cash and cash equivalents	515	449
Cash and cash equivalents at beginning of period	1,299	1,034

Cash and cash equivalents at end of period	$1,814	$1,483

Non-cash investing and financing activities:
Note payables issued for aircraft purchases	$111	$32
Interest payable converted to debt	22	19
Net unrealized loss (gain) on available-for-sale securities	1	(34)
Deposit applied to principal repayment on debt	(19)	—
Maintenance payable converted to debt	—	10
Supplemental information:
Interest paid, net of amounts capitalized	$111	$100
Income taxes paid	—	—
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

2. Special Items, Net
Special items, net as shown on the condensed consolidated statements of operations included the following charges (credits) for the three and six months ended June 30, 2010 and 2009 (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Aviation Security Infrastructure Fee (“ASIF”) refund (a)	$(16)	$—	$(16)	$—
Other costs (b)	7	—	7	—
Aircraft costs (c)	—	1	5	6
Severance charges (d)	—	—	—	1

Special items, net	$(9)	$1	$(4)	$7

(a)	In the second quarter of 2010, the Company recorded a $16 million refund of ASIF paid to the Transportation Security Administration (“TSA”) during the years 2005 to 2009.

(b)	In the second quarter of 2010, the Company recorded other net special charges of $7 million, which included a settlement and corporate transaction costs.

(c)	In the six months ended June 30, 2010, the Company recorded $5 million in aircraft costs as a result of previously announced capacity reductions.

In the three and six months ended June 30, 2009, the Company recorded $1 million and $6 million in aircraft costs, respectively, as a result of capacity reductions.

(d)	In the six months ended June 30, 2009, the Company recorded $1 million in severance charges as a result of capacity reductions.

3. Earnings (Loss) Per Common Share
Basic earnings (loss) per common share (“EPS”) is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of potentially dilutive shares of common stock outstanding during the period using the treasury stock method. Potentially dilutive shares include outstanding employee stock options, employee stock appreciation rights (“SARs”), employee restricted stock units (“RSUs”) and convertible debt. The following table presents the computation of basic and diluted EPS (in millions, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Basic earnings (loss) per share:
Net income (loss)	$279	$58	$235	$(45)

Weighted average common shares outstanding (in thousands)	161,292	123,790	161,204	118,956

Basic earnings (loss) per share	$1.73	$0.47	$1.46	$(0.38)

Diluted earnings (loss) per share:
Net income (loss)	$279	$58	$235	$(45)
Interest expense on 7.25% convertible senior notes	6	3	11	—
Interest expense on 7% senior convertible notes	3	—	—	—

Net income (loss) for purposes of computing diluted earnings (loss) per share	$288	$61	$246	$(45)

Share computation (in thousands):
Weighted average common shares outstanding	161,292	123,790	161,204	118,956
Dilutive effect of stock awards	1,722	10	1,454	—
Assumed conversion of 7.25% convertible senior notes	37,746	20,325	37,746	—
Assumed conversion of 7% senior convertible notes	3,049	—	—	—

Weighted average common shares outstanding as adjusted	203,809	144,125	200,404	118,956

Diluted earnings (loss) per share	$1.41	$0.42	$1.23	$(0.38)

For the three and six months ended June 30, 2010, the adjustments to net income for purposes of computing diluted EPS are net of the related effect of profit sharing.
For the three and six months ended June 30, 2010, 1,809,192 and 1,849,056 shares, respectively, underlying stock options, SARs and RSUs were not included in the computation of diluted EPS because inclusion of such shares would be antidilutive. For the three and six months ended June 30, 2010, 4,399,390 and 5,489,971 SARs, respectively, were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of common stock for the period. In addition, for the six months ended June 30, 2010, 3,048,914 incremental shares from the assumed conversion of the 7% senior convertible notes were excluded from the computation of diluted EPS due to their antidilutive effect.
For the three and six months ended June 30, 2009, 5,166,690 and 3,895,225 shares, respectively, underlying stock options, SARs and RSUs were not included in the computation of diluted EPS because inclusion of such shares would be antidilutive. For the three and six months ended June 30, 2009, 6,896,792 and 6,973,989 SARs, respectively, were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of common stock for the period. In addition, for each of the three and six months ended June 30, 2009, 3,048,914 incremental shares from the assumed conversion of the 7% senior convertible notes were excluded from the computation of diluted EPS due to their antidilutive effect. For the six months ended June 30, 2009, 10,162,432 incremental shares from the assumed conversion of the 7.25% convertible senior notes were excluded from the computation of diluted EPS due to their antidilutive effect.

4. Debt
The following table details the Company’s debt (in millions). Variable interest rates listed are the rates as of June 30, 2010.

	June 30,	December 31,
	2010	2009
Secured
Citicorp North America loan, variable interest rate of 2.81%, installments due through 2014	$1,152	$1,168
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.75% to 10.46%, maturing from 2010 to 2021	2,305	2,201
Aircraft enhanced equipment trust certificates (“EETCs”), fixed interest rates ranging from 7.08% to 9.01%, maturing from 2015 to 2022	481	505
Other secured obligations, fixed interest rates ranging from 8% to 8.08%, maturing from 2015 to 2021	83	84
Senior secured discount notes	—	32

	4,021	3,990
Unsecured
Barclays prepaid miles, variable interest rate of 5.1%, interest only payments	200	200
Airbus advance, repayments through 2018	251	247
7.25% convertible senior notes, interest only payments until due in 2014	172	172
7% senior convertible notes, interest only payments until due in 2020 (a)	74	74
Industrial development bonds, fixed interest rate of 6.3%, interest only payments until due in 2023	29	29
Other unsecured obligations, maturing from 2011 to 2012	30	81

	756	803

Total long-term debt and capital lease obligations	4,777	4,793
Less: Total unamortized discount on debt	(241)	(267)
Current maturities, less $2 million and $9 million of unamortized discount on debt at June 30, 2010 and December 31, 2009, respectively	(475)	(502)

Long-term debt and capital lease obligations, net of current maturities	$4,061	$4,024

The Company was in compliance with the covenants in its debt agreements at June 30, 2010.

(a)
As of June 30, 2010, the Company has $74 million of principal amount outstanding under its 7% Senior Convertible Notes (the “7% notes”). The 7% notes may be converted by the holders into common stock at an effective conversion price of $24.12 per share. Holders may require the Company to purchase for cash or shares or a combination thereof, at the Company’s election, all or a portion of their 7% notes on September 30, 2010 and September 30, 2015 at a purchase price equal to 100% of the principal amount of the 7% notes to be repurchased plus accrued and unpaid interest, if any, to the purchase date. If the holders require the Company to repurchase the notes, the Company will provide notice on or before the 20th day prior to the purchase date stating, among other things, the amount of the repurchase price, whether the Company elects to deliver shares of common stock to satisfy all or a portion of the purchase price and the procedures that holders must follow to require the Company to repurchase their notes. If the Company elects to deliver, in full or in partial satisfaction of the purchase price, shares of its common stock, the number of such shares the Company delivers shall be equal to the portion of the purchase price to be paid in common stock divided by the market price (less a 2.5% discount) of a share of the Company’s common stock. The Company is currently evaluating its options in regards to these notes.

2010 Financing Transactions
US Airways borrowed $181 million in the first quarter of 2010 to finance Airbus aircraft deliveries. These financings bear interest at a rate of LIBOR plus an applicable margin and contain default provisions and other covenants that are typical in the industry.
Fair Value of Debt
The fair value of the Company’s long-term debt and capital lease obligations was approximately $4.11 billion and $3.95 billion at June 30, 2010 and December 31, 2009, respectively. The fair values were estimated using quoted market prices where available. For long-term debt not actively traded, fair values were estimated using a discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

5. Income Taxes
As of December 31, 2009, the Company had approximately $2.13 billion of gross net operating losses (“NOLs”) to reduce future federal taxable income. All of the Company’s NOLs are expected to be available to reduce federal taxable income in the calendar year 2010. The NOLs expire during the years 2022 through 2029. The Company’s net deferred tax assets, which include $2.06 billion of the NOLs, are subject to a full valuation allowance. The Company also had approximately $90 million of tax-effected state NOLs at December 31, 2009. At December 31, 2009, the federal and state valuation allowances were $546 million and $77 million, respectively.
During the three and six months ended June 30, 2010, the Company utilized NOLs to offset its income tax obligation. Utilization of these NOLs results in a corresponding decrease in the valuation allowance. As this valuation allowance was established through the recognition of tax expense, the decrease in the valuation allowance offsets the Company’s tax provision dollar for dollar.
The Company reported a loss in the six months ended June 30, 2009, and the Company did not record a tax benefit in any 2009 period as its net deferred tax assets which include the NOLs are subject to a full valuation allowance.
6. Express Expenses
Expenses associated with the Company’s wholly owned regional airlines and affiliate regional airlines operating as US Airways Express are classified as Express expenses on the condensed consolidated statements of operations. Express expenses consist of the following (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Aircraft fuel and related taxes	$195	$145	$365	$267
Salaries and related costs	63	61	126	124
Capacity purchases	273	268	537	531
Aircraft rent	13	13	26	26
Aircraft maintenance	17	20	36	43
Other rent and landing fees	32	30	63	61
Selling expenses	44	40	80	74
Special items, net (a)	(1)	—	(1)	—
Depreciation and amortization	6	6	12	12
Other expenses	41	42	89	90

Express expenses	$683	$625	$1,333	$1,228

(a)	In the second quarter of 2010, the Company recorded a $1 million refund for its Express subsidiaries of ASIF paid to the TSA during the years 2005 to 2009.
7. Derivative Instruments
Since the third quarter of 2008, the Company has not entered into any new fuel hedging transactions, and the Company has not had any fuel hedging contracts outstanding since the third quarter of 2009. In the three months and six months ended June 30, 2009, the Company recognized $135 million and $332 million, respectively, of net realized losses on settled fuel hedging transactions, offset by $156 million and $327 million, respectively, of net unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments. In mark-to-market accounting, the unrealized losses recognized in prior periods are reversed as hedge transactions are settled.

8. Investments in Marketable Securities
Current
As of June 30, 2010, the Company held $180 million of investments in debt securities, which are classified as held-to-maturity. Held-to-maturity investments are carried at amortized cost, which approximates fair value. These debt securities consist of investments in treasury bills and U.S. government sponsored enterprise bonds with original maturity dates of six months or less.
Noncurrent
As of June 30, 2010, the Company held auction rate securities with a fair value of $59 million ($93 million at par value), which are classified as available-for-sale securities and noncurrent assets on the Company’s condensed consolidated balance sheets. Contractual maturities for these auction rate securities range from 23 to 42 years, with 71% of the Company’s portfolio maturing within the next 30 years (2033 — 2036) and 29% maturing thereafter (2049 — 2052). As a result of the liquidity issues experienced in the global credit and capital markets, all of the Company’s auction rate securities have experienced failed auctions since August 2007. Refer to Note 9 for discussion on how the Company determines the fair value of its investments in auction rate securities.
In the three months ended June 30, 2010, the Company sold certain investments in auction rate securities for net proceeds of $11 million, resulting in a $4 million net realized gain recorded in nonoperating expense, net, which represents the reclassification of prior period net unrealized gains from other comprehensive income as determined on a specific-identification basis. In the six months ended June 30, 2010, the Company sold certain investments in auction rate securities for net proceeds of $143 million, resulting in a $53 million net realized gain recorded in nonoperating expense, net, of which $52 million represents the reclassification of prior period net unrealized gains from other comprehensive income as determined on a specific-identification basis. Net proceeds for all of these sale transactions approximated the carrying amount of the Company’s investments. Additionally, in the six months ended June 30, 2010, the Company recorded net unrealized losses of $1 million in other comprehensive income, all of which was recognized in the first quarter of 2010 and offset previously recognized unrealized gains, related to the decline in fair value of certain investments in auction rate securities.
In the six months ended June 30, 2009, the Company recorded $7 million of other-than-temporary impairment charges in other nonoperating expense, net, related to the decline in fair value of certain investments in auction rate securities, all of which was recognized in the first quarter of 2009.
The Company continues to monitor the market for auction rate securities and consider its impact (if any) on the fair value of its remaining investments in these securities. If the current market conditions deteriorate, the Company may be required to record additional impairment charges in other nonoperating expense, net in future periods.
9. Fair Value Measurements
Assets measured at fair value on a recurring basis are as follows (in millions):

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs	Valuation
	Fair Value	(Level 1)	(Level 2)	(Level 3)	Technique
At June 30, 2010
Investments in marketable securities (noncurrent)	$59	$—	$—	$59	(1)
At December 31, 2009
Investments in marketable securities (noncurrent)	$203	$—	$—	$203	(1)

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

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (in millions):

Investments in
Marketable
Securities
(Noncurrent)
Balance at December 31, 2009	$203
Sales of marketable securities	(143)
Net unrealized losses recorded to other comprehensive income	(1)

Balance at June 30, 2010	$59

10. Other Comprehensive Income (Loss)
The Company’s other comprehensive income (loss) consisted of the following (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss)	$279	$58	$235	$(45)
Recognition of net realized gains on sale of available-for-sale securities	(4)	—	(52)	—
Net unrealized gains (losses) on available-for-sale securities	—	34	(1)	34
Pension and other postretirement benefits	(1)	(1)	(2)	(5)

Total comprehensive income (loss)	$274	$91	$180	$(16)

The components of accumulated other comprehensive income were as follows (in millions):

	June 30,	December 31,
	2010	2009
Pension and other postretirement benefits	$53	$55
Available-for-sale securities	(18)	35

Accumulated other comprehensive income	$35	$90

11. Slot Exchange
In August 2009, US Airways Group and US Airways entered into a mutual asset purchase and sale agreement with Delta Air Lines, Inc. (“Delta”). Pursuant to the agreement, US Airways would transfer to Delta certain assets related to flight operations at LaGuardia Airport in New York (“LaGuardia”), including 125 pairs of slots currently used to provide US Airways Express service at LaGuardia. Delta would transfer to US Airways certain assets related to flight operations at Ronald Reagan Washington National Airport (“Washington National”), including 42 pairs of slots, and the authority to serve Sao Paulo, Brazil and Tokyo, Japan. One slot equals one take-off or landing, and each pair of slots equals one roundtrip flight. The closing of the transactions under the agreement is subject to certain closing conditions, including approvals from a number of government agencies, including the U.S. Department of Justice, the U.S. Department of Transportation (“DOT”), the Federal Aviation Administration (“FAA”) and The Port Authority of New York and New Jersey.
In February 2010, the FAA issued a proposed order conditionally approving the transaction. However, the proposed order required the divestiture of 20 of the 125 slot pairs involved at LaGuardia and 14 of the 42 slot pairs at Washington National. In March 2010, Delta and US Airways announced a proposed alternative transaction which contemplated fewer divestitures than required by the FAA’s February 2010 proposed order. In a final decision dated May 4, 2010, the FAA rejected the alternative transaction proposed by Delta and US Airways, and affirmed its proposed order. In connection with this action by the FAA, Delta and US Airways were obligated to advise the FAA no later than July 2, 2010 whether they intended to proceed with the transaction as described in the FAA’s May 4, 2010 action. On July 2, 2010, Delta and US Airways jointly advised the FAA that they do not intend to proceed with the transaction under the conditions imposed by the FAA, and that Delta and US Airways are prepared to complete the transaction without those conditions. Also on July 2, 2010, Delta and US Airways jointly filed with the United States Circuit Court of Appeals for the District of Columbia Circuit a notice of appeal of the FAA’s order seeking to set the FAA’s order aside. The Company cannot predict the outcome of this judicial proceeding or whether a slot transaction with Delta will be completed.

Item 1B. Condensed Consolidated Financial Statements of US Airways, Inc.
US Airways, Inc.
Condensed Consolidated Statements of Operations
(In millions)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Operating revenues:
Mainline passenger	$2,036	$1,724	$3,735	$3,335
Express passenger	767	642	1,368	1,194
Cargo	37	20	69	44
Other	369	310	721	614

Total operating revenues	3,209	2,696	5,893	5,187
Operating expenses:
Aircraft fuel and related taxes	616	440	1,151	819
Loss (gain) on fuel hedging instruments, net	—	(21)	—	5
Salaries and related costs	573	549	1,128	1,100
Express expenses	721	656	1,396	1,287
Aircraft rent	169	174	340	352
Aircraft maintenance	162	184	319	358
Other rent and landing fees	135	142	270	273
Selling expenses	107	99	201	192
Special items, net	(9)	1	(4)	7
Depreciation and amortization	65	64	128	126
Other	308	287	612	573

Total operating expenses	2,847	2,575	5,541	5,092

Operating income	362	121	352	95
Nonoperating income (expense):
Interest income	3	6	9	13
Interest expense, net	(62)	(64)	(121)	(125)
Other, net	(8)	6	32	(9)

Total nonoperating expense, net	(67)	(52)	(80)	(121)

Income (loss) before income taxes	295	69	272	(26)
Income tax provision	—	—	—	—

Net income (loss)	$295	$69	$272	$(26)

See accompanying notes to the condensed consolidated financial statements.

US Airways, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$1,772	$1,209
Investments in marketable securities	180	—
Accounts receivable, net	391	282
Materials and supplies, net	193	188
Prepaid expenses and other	489	507

Total current assets	3,025	2,186
Property and equipment
Flight equipment	3,957	3,710
Ground property and equipment	849	856
Less accumulated depreciation and amortization	(1,196)	(1,098)

	3,610	3,468
Equipment purchase deposits	63	112

Total property and equipment	3,673	3,580
Other assets
Other intangibles, net of accumulated amortization of $118 million and $106 million, respectively	455	467
Restricted cash	442	480
Investments in marketable securities	59	203
Other assets	206	207

Total other assets	1,162	1,357

Total assets	$7,860	$7,123

LIABILITIES & STOCKHOLDER’S EQUITY
Current liabilities
Current maturities of debt and capital leases	$388	$418
Accounts payable	354	319
Payables to related parties, net	672	642
Air traffic liability	1,215	778
Accrued compensation and vacation	200	171
Accrued taxes	212	142
Other accrued expenses	809	815

Total current liabilities	3,850	3,285
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	2,705	2,667
Deferred gains and credits, net	292	317
Postretirement benefits other than pensions	128	129
Employee benefit liabilities and other	413	470

Total noncurrent liabilities and deferred credits	3,538	3,583
Commitments and contingencies
Stockholder’s equity
Common stock, $1 par value, 1,000 shares issued and outstanding	—	—
Additional paid-in capital	2,445	2,445
Accumulated other comprehensive income	39	94
Accumulated deficit	(2,012)	(2,284)

Total stockholder’s equity	472	255

Total liabilities and stockholder’s equity	$7,860	$7,123

See accompanying notes to the condensed consolidated financial statements.

US Airways, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Net cash provided by operating activities	$764	$346
Cash flows from investing activities:
Purchases of property and equipment	(87)	(618)
Purchases of marketable securities	(180)	—
Sales of marketable securities	143	20
Decrease in long-term restricted cash	38	6
Proceeds from sale-leaseback transactions and dispositions of property and equipment	2	52

Net cash used in investing activities	(84)	(540)
Cash flows from financing activities:
Repayments of debt and capital lease obligations	(204)	(159)
Proceeds from issuance of debt	90	576
Deferred financing costs	(3)	(3)

Net cash provided by (used in) financing activities	(117)	414

Net increase in cash and cash equivalents	563	220
Cash and cash equivalents at beginning of period	1,209	1,026

Cash and cash equivalents at end of period	$1,772	$1,246

Non-cash investing and financing activities:
Note payables issued for aircraft purchases	$111	$32
Interest payable converted to debt	22	19
Net unrealized loss (gain) on available-for-sale securities	1	(34)
Deposit applied to principal repayment on debt	(19)	—
Maintenance payable converted to debt	—	10
Supplemental information:
Interest paid, net of amounts capitalized	$81	$75
Income taxes paid	—	—
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

2. Special Items, Net
Special items, net as shown on the condensed consolidated statements of operations included the following charges (credits) for the three and six months ended June 30, 2010 and 2009 (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Aviation Security Infrastructure Fee (“ASIF”) refund (a)	$(16)	$—	$(16)	$—
Other costs (b)	7	—	7	—
Aircraft costs (c)	—	1	5	6
Severance charges (d)	—	—	—	1

Special items, net	$(9)	$1	$(4)	$7

(a)	In the second quarter of 2010, US Airways recorded a $16 million refund of ASIF paid to the Transportation Security Administration (“TSA”) during the years 2005 to 2009.

(b)	In the second quarter of 2010, US Airways recorded other net special charges of $7 million, which included a settlement and corporate transaction costs.

(c)	In the six months ended June 30, 2010, US Airways recorded $5 million in aircraft costs as a result of previously announced capacity reductions.

In the three and six months ended June 30, 2009, US Airways recorded $1 million and $6 million in aircraft costs, respectively, as a result of capacity reductions.

(d)	In the six months ended June 30, 2009, US Airways recorded $1 million in severance charges as a result of capacity reductions.

3. Debt
The following table details US Airways’ debt (in millions). Variable interest rates listed are the rates as of June 30, 2010.

	June 30,	December 31,
	2010	2009
Secured
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.75% to 10.46%, maturing from 2010 to 2021	2,305	2,201
Aircraft enhanced equipment trust certificates (“EETCs”), fixed interest rates ranging from 7.08% to 9.01%, maturing from 2015 to 2022	481	505
Other secured obligations, fixed interest rates ranging from 8% to 8.08%, maturing from 2015 to 2021	83	84
Senior secured discount notes	—	32

	2,869	2,822
Unsecured
Airbus advance, repayments through 2018	251	247
Industrial development bonds, fixed interest rate of 6.3%, interest only payments until due in 2023	29	29
Other unsecured obligations, maturing from 2011 to 2012	30	81

	310	357

Total long-term debt and capital lease obligations	3,179	3,179
Less: Total unamortized discount on debt	(86)	(94)
Current maturities, less $4 million of unamortized discount on debt at December 31, 2009	(388)	(418)

Long-term debt and capital lease obligations, net of current maturities	$2,705	$2,667

US Airways was in compliance with the covenants in its debt agreements at June 30, 2010.
2010 Financing Transactions
US Airways borrowed $181 million in the first quarter of 2010 to finance Airbus aircraft deliveries. These financings bear interest at a rate of LIBOR plus an applicable margin and contain default provisions and other covenants that are typical in the industry.
Fair Value of Debt
The fair value of US Airways’ long-term debt and capital lease obligations was approximately $2.74 billion and $2.83 billion at June 30, 2010 and December 31, 2009, respectively. The fair values were estimated using quoted market prices where available. For long-term debt not actively traded, fair values were estimated using a discounted cash flow analysis, based on US Airways’ current incremental borrowing rates for similar types of borrowing arrangements.
4. Related Party Transactions
The following represents the net payable balances to related parties (in millions):

	June 30, 2010	December 31, 2009
US Airways Group	$626	$607
US Airways Group’s wholly owned subsidiaries	46	35

	$672	$642

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
As of December 31, 2009, US Airways had approximately $2.05 billion of gross net operating losses (“NOLs”) to reduce future federal taxable income. All of US Airways’ NOLs are expected to be available to reduce federal taxable income in the calendar year 2010. The NOLs expire during the years 2022 through 2029. US Airways’ net deferred tax assets, which include $1.98 billion of the NOLs, are subject to a full valuation allowance. US Airways also had approximately $86 million of tax-effected state NOLs at December 31, 2009. At December 31, 2009, the federal and state valuation allowances were $575 million and $78 million, respectively.
During the three and six months ended June 30, 2010, US Airways utilized NOLs to offset its income tax obligation. Utilization of these NOLs results in a corresponding decrease in the valuation allowance. As this valuation allowance was established through the recognition of tax expense, the decrease in the valuation allowance offsets US Airways’ tax provision dollar for dollar.
US Airways reported a loss in the six months ended June 30, 2009, and US Airways did not record a tax benefit in any 2009 period as its net deferred tax assets which include the NOLs are subject to a full valuation allowance.
6. Express Expenses
Expenses associated with affiliate regional airlines operating as US Airways Express are classified as Express expenses on the condensed consolidated statements of operations. Express expenses consist of the following (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Aircraft fuel and related taxes	$196	$145	$366	$267
Salaries and related costs	6	6	12	12
Capacity purchases	427	418	839	836
Other rent and landing fees	27	25	53	51
Selling expenses	44	40	80	74
Other expenses	21	22	46	47

Express expenses	$721	$656	$1,396	$1,287

7. Derivative Instruments
Since the third quarter of 2008, US Airways has not entered into any new fuel hedging transactions, and US Airways has not had any fuel hedging contracts outstanding since the third quarter of 2009. In the three and six months ended June 30, 2009, US Airways recognized $135 million and $332 million, respectively, of net realized losses on settled fuel hedging transactions, offset by $156 million and $327 million, respectively, of net unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments. In mark-to-market accounting, the unrealized losses recognized in prior periods are reversed as hedge transactions are settled.

8. Investments in Marketable Securities
Current
As of June 30, 2010, US Airways held $180 million of investments in debt securities, which are classified as held-to-maturity. Held-to-maturity investments are carried at amortized cost, which approximates fair value. These debt securities consist of investments in treasury bills and U.S. government sponsored enterprise bonds with original maturity dates of six months or less.
Noncurrent
As of June 30, 2010, US Airways held auction rate securities with a fair value of $59 million ($93 million at par value), which are classified as available-for-sale securities and noncurrent assets on US Airways’ condensed consolidated balance sheets. Contractual maturities for these auction rate securities range from 23 to 42 years, with 71% of US Airways’ portfolio maturing within the next 30 years (2033 – 2036) and 29% maturing thereafter (2049 – 2052). As a result of the liquidity issues experienced in the global credit and capital markets, all of US Airways’ auction rate securities have experienced failed auctions since August 2007. Refer to Note 9 for discussion on how US Airways determines the fair value of its investments in auction rate securities.
In the three months ended June 30, 2010, US Airways sold certain investments in auction rate securities for net proceeds of $11 million, resulting in a $4 million net realized gain recorded in nonoperating expense, net, which represents the reclassification of prior period net unrealized gains from other comprehensive income as determined on a specific-identification basis. In the six months ended June 30, 2010, US Airways sold certain investments in auction rate securities for net proceeds of $143 million, resulting in a $53 million net realized gain recorded in nonoperating expense, net, of which $52 million represents the reclassification of prior period net unrealized gains from other comprehensive income as determined on a specific-identification basis. Net proceeds for all of these sale transactions approximated the carrying amount of US Airways’ investments. Additionally, in the six months ended June 30, 2010, US Airways recorded net unrealized losses of $1 million in other comprehensive income, all of which was recognized in the first quarter of 2010 and offset previously recognized unrealized gains, related to the decline in fair value of certain investments in auction rate securities.
In the six months ended June 30, 2009, US Airways recorded $7 million of other-than-temporary impairment charges in other nonoperating expense, net, related to the decline in fair value of certain investments in auction rate securities, all of which was recognized in the first quarter of 2009.
US Airways continues to monitor the market for auction rate securities and consider its impact (if any) on the fair value of its remaining investments in these securities. If the current market conditions deteriorate, US Airways may be required to record additional impairment charges in other nonoperating expense, net in future periods.
9. Fair Value Measurements
Assets measured at fair value on a recurring basis are as follows (in millions):

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs	Valuation
	Fair Value	(Level 1)	(Level 2)	(Level 3)	Technique
At June 30, 2010
Investments in marketable securities (noncurrent)	$59	$—	$—	$59	(1)
At December 31, 2009
Investments in marketable securities (noncurrent)	$203	$—	$—	$203	(1)

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

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (in millions):

Investments in
Marketable
Securities
(Noncurrent)
Balance at December 31, 2009	$203
Sales of marketable securities	(143)
Net unrealized losses recorded to other comprehensive income	(1)

Balance at June 30, 2010	$59

10. Other Comprehensive Income
US Airways’ other comprehensive income consisted of the following (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss)	$295	$69	$272	$(26)
Recognition of net realized gains on sale of available-for-sale securities	(4)	—	(52)	—
Net unrealized gains (losses) on available-for-sale securities	—	34	(1)	34
Other postretirement benefits	(1)	(1)	(2)	(5)

Total comprehensive income	$290	$102	$217	$3

The components of accumulated other comprehensive income were as follows (in millions):

	June 30,	December 31,
	2010	2009
Other postretirement benefits	$57	$59
Available-for-sale securities	(18)	35

Accumulated other comprehensive income	$39	$94

11. Slot Exchange
In August 2009, US Airways Group and US Airways entered into a mutual asset purchase and sale agreement with Delta Air Lines, Inc. (“Delta”). Pursuant to the agreement, US Airways would transfer to Delta certain assets related to flight operations at LaGuardia Airport in New York (“LaGuardia”), including 125 pairs of slots currently used to provide US Airways Express service at LaGuardia. Delta would transfer to US Airways certain assets related to flight operations at Ronald Reagan Washington National Airport (“Washington National”), including 42 pairs of slots, and the authority to serve Sao Paulo, Brazil and Tokyo, Japan. One slot equals one take-off or landing, and each pair of slots equals one roundtrip flight. The closing of the transactions under the agreement is subject to certain closing conditions, including approvals from a number of government agencies, including the U.S. Department of Justice, the U.S. Department of Transportation (“DOT”), the Federal Aviation Administration (“FAA”) and The Port Authority of New York and New Jersey.
In February 2010, the FAA issued a proposed order conditionally approving the transaction. However, the proposed order required the divestiture of 20 of the 125 slot pairs involved at LaGuardia and 14 of the 42 slot pairs at Washington National. In March 2010, Delta and US Airways announced a proposed alternative transaction which contemplated fewer divestitures than required by the FAA’s February 2010 proposed order. In a final decision dated May 4, 2010, the FAA rejected the alternative transaction proposed by Delta and US Airways, and affirmed its proposed order. In connection with this action by the FAA, Delta and US Airways were obligated to advise the FAA no later than July 2, 2010 whether they intended to proceed with the transaction as described in the FAA’s May 4, 2010 action. On July 2, 2010, Delta and US Airways jointly advised the FAA that they do not intend to proceed with the transaction under the conditions imposed by the FAA, and that Delta and US Airways are prepared to complete the transaction without those conditions. Also on July 2, 2010, Delta and US Airways jointly filed with the United States Circuit Court of Appeals for the District of Columbia Circuit a notice of appeal of the FAA’s order seeking to set the FAA’s order aside. US Airways cannot predict the outcome of this judicial proceeding or whether a slot transaction with Delta will be completed.

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
We operate the fifth largest airline in the United States as measured by domestic revenue passenger miles (“RPMs”) and available seat miles (“ASMs”). We have hubs in Charlotte, Philadelphia and Phoenix and a focus city in Washington, D.C. at Ronald Reagan Washington National Airport (“Washington National”). We offer scheduled passenger service on more than 3,200 flights daily to more than 200 communities in the United States, Canada, Mexico, Europe, the Middle East, the Caribbean, Central and South America. We also have an established East Coast route network, including the US Airways Shuttle service, with a substantial presence at Washington National. For the six months ended June 30, 2010, we had approximately 25 million passengers boarding our mainline flights. As of June 30, 2010, we operated 345 mainline jets and are supported by our regional airline subsidiaries and affiliates operating as US Airways Express either under capacity purchase or prorate agreements, which operate approximately 235 regional jets and 60 turboprops.
The U.S. Airline Industry
During the second quarter of 2010, the revenue environment continued to show strong improvement as the U.S. airline industry recovered from the economic recession that drove record declines in passenger revenue in 2009. Industry analysts are now predicting 2010 will be a profitable year for the U.S. airline industry. In its most recent data available, the Air Transport Association of America (“ATA”) reported that passenger revenues increased 13% and 21% on a year-over-year basis in April and May 2010, respectively, with May 2010 marking the fifth consecutive month of revenue growth. Although yields are not yet back to levels experienced in 2008, industry capacity discipline and the rebound of business travel drove an increase in yields of 14% and 17% on a year-over-year basis in April and May 2010, respectively.
International markets continued to outperform domestic markets in 2010 with respect to year-over-year improvements in revenue. ATA reported that U.S. airline international passenger revenues increased 15% and 36% on a year-over-year basis in April and May 2010, respectively, due to stronger yields. International markets were more severely impacted by the economic slowdown than domestic markets in 2009 due to their greater reliance on business travel, particularly premium and first class seating, to drive profitability. Cargo demand, which was also significantly impacted by the contraction of business spending in 2009, also improved in the second quarter of 2010.
In addition to the factors described above, another key variable the industry cannot control is the cost of fuel. The average price of crude oil was $77.82 per barrel for the second quarter of 2010 as compared to $78.81 per barrel for the first quarter of 2010. However, during the second quarter, the price of crude oil was volatile, ranging from a high of $86.54 to a low of $64.78 per barrel. Accordingly, fuel price remains a risk for the industry as the current economic recovery may drive the cost of fuel higher more quickly than the industry can recover that cost with higher yields.
Although liquidity risk for the industry appears to be fading due to the overall improving macroeconomic environment, the risk remains that the economy could dip into a recession again and cause the current recovery in passenger demand and pricing to reverse itself.

US Airways
Similar to other U.S. carriers, we experienced growth in revenues driven by increasing yields as a result of the improving economy. Our corporate booked revenue was up 42% and we experienced an 18.6% increase in mainline and Express yield for the second quarter of 2010 as compared to the 2009 period. Mainline and Express passenger revenues in the second quarter of 2010 increased $437 million, or 18.4%, on a 0.4% increase in capacity as compared to the 2009 period. Our mainline and Express PRASM was 12.7 cents in the second quarter of 2010, an 18% increase as compared to 10.76 cents in the 2009 period. Our revenues also continued to benefit from our ancillary revenue initiatives which generated $134 million in revenues for the second quarter of 2010, an increase of $32 million over the 2009 period primarily due to additional baggage fees in effect during the 2010 period. As a result of our ancillary revenues, our total revenue per available seat mile (“RASM”) increased by a greater amount. RASM was 14.37 cents in the second quarter of 2010, as compared to 12.09 cents in the 2009 period, representing an 18.9% improvement.
Fuel
Since the third quarter of 2008, we have not entered into any new fuel hedging transactions, and we have not had any fuel hedging contracts outstanding since the third quarter of 2009. As discussed above, the average per-barrel price of crude oil in the second quarter of 2010 was relatively constant as compared to the first quarter of 2010. However, when comparing the average price of crude oil per barrel for the second quarter of 2010 with the corresponding second quarter of 2009, the 2010 period was significantly higher. The average price of crude oil for the second quarter of 2009, spurred by the global economic downturn, was $59.61 per barrel. As a result, the average mainline and Express price per gallon of fuel was $1.60 for the second quarter of 2009 as compared to an average cost per gallon of $2.24 in the second quarter of 2010, an increase of 39.7%. Accordingly, our mainline and Express fuel expense for the second quarter of 2010 was $226 million, or 38.7%, higher than the 2009 period on a 0.4% increase in capacity.
Cost Control
We remain committed to maintaining a low cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: the health of the economy and the price of fuel. We continue to focus on matching capacity to demand. For the second quarter of 2010, system capacity was up 0.4% as compared to the second quarter of 2009. For the full year 2010, total system capacity is expected to be up slightly.
The following table presents our mainline costs per available seat mile (“CASM”) for the three months ended June 30, 2010 and 2009:

			Percent
	2010	2009	Change
	(In cents)
Mainline CASM excluding special items, fuel and profit sharing:
Total mainline CASM	11.48	10.44	10.0
Special items, net	0.05	—	nm
Aircraft fuel and related taxes	(3.34)	(2.41)	38.9
Gain on fuel hedging instruments, net	—	0.12	nm
Profit sharing	(0.10)	—	nm

Total mainline CASM excluding special items, fuel and profit sharing (1)	8.08	8.14	(0.7)

(1)
We believe that the presentation of mainline CASM excluding fuel is useful to investors as both the cost and availability of fuel are subject to many economic and political factors beyond our control, and excluding special items and profit sharing provides investors the ability to measure financial performance in a way that is more indicative of our ongoing performance and is more comparable to measures reported by other major airlines. Management uses mainline CASM excluding special items, fuel and profit sharing to evaluate our operating performance. Amounts may not recalculate due to rounding.

Our mainline operating CASM excluding special items, fuel, 2009 fuel hedging gains and profit sharing, decreased 0.06 cents, or 0.7%, from 8.14 cents in the second quarter of 2009 to 8.08 cents in the second quarter of 2010. The slight decrease in the 2010 period was primarily due to lower maintenance expenses, offset in part by increased frequent traveler program costs.

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
The second quarter of 2010 marked a quarter of outstanding operational performance for US Airways. In May of 2010 we ranked first in on-time performance, baggage handling and customer satisfaction among the big five hub-and-spoke carriers as measured by the U.S. Department of Transportation (“DOT”). US Airways last achieved first place rankings in these three important operational metrics in 2002. In April of 2010, we also ranked first in on-time performance among the big five hub-and-spoke carriers, with April marking our best on-time performance since the merger.
We reported the following combined operating statistics to the DOT for mainline operations for the second quarter of 2010 and 2009:

	2010			2009			Percent Better (Worse) 2010-2009
	April	May	June (e)	April	May	June	April	May	June
On-time performance (a)	88.6	85.3	83.4	79.9	79.2	78.0	10.9	7.7	6.9
Completion factor (b)	99.6	99.4	99.3	99.1	99.1	98.9	0.5	0.3	0.4
Mishandled baggage (c)	2.07	2.27	2.53	2.88	2.91	2.86	28.1	22.0	11.5
Customer complaints (d)	1.55	1.19	1.81	1.35	1.34	1.38	(14.8)	11.2	(31.2)

(a)	Percentage of reported flight operations arriving on time as defined by the DOT.

(b)	Percentage of scheduled flight operations completed.

(c)	Rate of mishandled baggage reports per 1,000 passengers.

(d)	Rate of customer complaints filed with the DOT per 100,000 passengers.

(e)	June 2010 operating statistics are preliminary as the DOT has not issued its June 2010 Air Travel Consumer Report as of the date of this filing.
Liquidity Position
As of June 30, 2010, our cash, cash equivalents, investments in marketable securities and restricted cash were $2.5 billion, of which $442 million was restricted. Our investments in marketable securities included $59 million of auction rate securities that are classified as noncurrent assets on our condensed consolidated balance sheets.

	June 30,	December 31,
	2010	2009
	(In millions)
Cash and cash equivalents and short-term investments in marketable securities	$1,994	$1,299
Long-term restricted cash	442	480
Long-term investments in marketable securities	59	203

Total cash, cash equivalents, investments in marketable securities and restricted cash	$2,495	$1,982

Our total liquidity position has improved by $513 million since December 31, 2009 primarily as a result of the improving revenue environment. During the first quarter of 2010, we sold a portion of our investments in auction rate securities for net proceeds of $132 million. In April 2010, we sold an additional amount of auction rate securities for net proceeds of $11 million, leaving us with a remaining investment of $59 million. Net proceeds for all auction rate sale transactions approximated the carrying amount of our investments. Restricted cash declined during the first six months of 2010 primarily due to a reduction in the amount of holdback held by certain credit card processors for advance ticket sales for which we have not yet provided air transportation.

Status of Strategic Initiatives
Delta Slot Transaction
In August 2009, US Airways Group and US Airways entered into a mutual asset purchase and sale agreement with Delta Air Lines, Inc. (“Delta”). Pursuant to the agreement, US Airways would transfer to Delta certain assets related to flight operations at LaGuardia Airport in New York (“LaGuardia”), including 125 pairs of slots currently used to provide US Airways Express service at LaGuardia. Delta would transfer to US Airways certain assets related to flight operations at Washington National, including 42 pairs of slots, and the authority to serve Sao Paulo, Brazil and Tokyo, Japan. One slot equals one take-off or landing, and each pair of slots equals one roundtrip flight. The closing of the transactions under the agreement is subject to certain closing conditions, including approvals from a number of government agencies, including the U.S. Department of Justice, the DOT, the Federal Aviation Administration (“FAA”) and The Port Authority of New York and New Jersey.
In February 2010, the FAA issued a proposed order conditionally approving the transaction. However, the proposed order required the divestiture of 20 of the 125 slot pairs involved at LaGuardia and 14 of the 42 slot pairs at Washington National. In March 2010, Delta and US Airways announced a proposed alternative transaction which contemplated fewer divestitures than required by the FAA’s February 2010 proposed order. In a final decision dated May 4, 2010, the FAA rejected the alternative transaction proposed by Delta and US Airways, and affirmed its proposed order. In connection with this action by the FAA, Delta and US Airways were obligated to advise the FAA no later than July 2, 2010 whether they intended to proceed with the transaction as described in the FAA’s May 4, 2010 action. On July 2, 2010, Delta and US Airways jointly advised the FAA that they do not intend to proceed with the transaction under the conditions imposed by the FAA, and that Delta and US Airways are prepared to complete the transaction without those conditions. Also on July 2, 2010, Delta and US Airways jointly filed with the United States Circuit Court of Appeals for the District of Columbia Circuit a notice of appeal of the FAA’s order seeking to set the FAA’s order aside. We cannot predict the outcome of this judicial proceeding or whether a slot transaction with Delta will be completed.
2010 Outlook
As we continue in 2010, it is difficult to predict or quantify the ongoing impact of the global economic recovery. We have taken numerous actions to strengthen our current and future liquidity position. We have significantly reduced our required capital expenditures for 2010 through 2012 and eliminated our need to access aircraft finance markets in 2010. We are continuing to execute our previously announced operational realignment which will not be materially impacted by the status of the Delta slot transaction described above. Our operational realignment focuses on our core network strengths and will result in our Phoenix, Philadelphia and Charlotte hubs and focus city in Washington, D.C. at Washington National representing 99% of our ASMs by the end of 2010. We believe that these actions coupled with our strong operational performance, capacity discipline and cost management have positioned us well as the economy recovers.

US Airways Group’s Results of Operations
In the three months ended June 30, 2010, we realized operating income of $371 million and income before income taxes of $279 million. We experienced growth in revenues driven by increased yields as a result of the improving economy, rebound of business travel and continued industry capacity discipline. This is our second highest quarterly profit since the merger in 2005. Our second quarter 2010 results were also impacted by recognition of the following special items:
•
$9 million of net special credits, consisting of a $16 million refund of Aviation Security Infrastructure Fees (“ASIF”) paid to the Transportation Security Administration (“TSA”) during the years 2005 to 2009, offset by other net special charges of $7 million, which included a settlement and corporate transaction costs;

•	$1 million refund for our Express subsidiaries of ASIF paid to the TSA during the years 2005 to 2009; and
•	$4 million of net realized gains related to sales of certain investments in auction rate securities, included in nonoperating expense, net.
In the three months ended June 30, 2009, we realized operating income of $122 million and income before income taxes of $58 million. We experienced significant declines in revenues in the second quarter of 2009 as a result of the global economic recession. Our second quarter 2009 results were also impacted by recognition of the following special items:
•
$156 million of net unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments. These unrealized gains were due primarily to the reversal of unrealized losses recognized in prior periods as hedge transactions settled in the 2009 period;

•	$1 million of net special charges for aircraft costs as a result of capacity reductions; and
•	a $2 million non-cash asset impairment charge, included in nonoperating expense, net.
In the first six months of 2010, we realized operating income of $361 million and income before income taxes of $235 million, which was driven by the strong financial performance in the second quarter described above. Our results for the first six months of 2010 were also impacted by recognition of the following special items:
•
$4 million of net special credits, consisting of a $16 million refund of ASIF paid to the TSA during the years 2005 to 2009, offset by other net special charges of $7 million, which included a settlement and corporate transaction costs and $5 million in aircraft costs as a result of previously announced capacity reductions;

•	$1 million refund for our Express subsidiaries of ASIF paid to the TSA during the years 2005 to 2009; and
•	$53 million of net realized gains related to sales of certain investments in auction rate securities, included in nonoperating expense, net.
In the first six months of 2009, we realized operating income of $97 million and a loss before income taxes of $45 million. We experienced significant declines in revenues in the first six months of 2009 as a result of the global economic recession. Our results for the first six months of 2009 were also impacted by recognition of the following special items:
•	$327 million of net unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments;
•	$7 million of net special charges, consisting of $6 million in aircraft costs and $1 million in severance charges, both as a result of capacity reductions; and
•
$7 million in other-than-temporary non-cash impairment charges for investments in auction rate securities as well as a $2 million non-cash asset impairment charge, all included in nonoperating expense, net.

At December 31, 2009, we had approximately $2.13 billion of gross net operating losses (“NOLs”) to reduce future federal taxable income. All of our NOLs are expected to be available to reduce federal taxable income in the calendar year 2010. The NOLs expire during the years 2022 through 2029. Our net deferred tax assets, which include $2.06 billion of the NOLs, are subject to a full valuation allowance. We also had approximately $90 million of tax-effected state NOLs at December 31, 2009. At December 31, 2009, the federal and state valuation allowances were $546 million and $77 million, respectively.

During the three and six months ended June 30, 2010, we utilized NOLs to offset our income tax obligation. Utilization of these NOLs results in a corresponding decrease in the valuation allowance. As this valuation allowance was established through the recognition of tax expense, the decrease in the valuation allowance offsets our tax provision dollar for dollar.
We reported a loss in the six months ended June 30, 2009, and we did not record a tax benefit in any 2009 period as our net deferred tax assets which include the NOLs are subject to a full valuation allowance.
The table below sets forth our selected mainline and Express operating data:

	Three Months Ended		Percent		Six Months Ended		Percent
	June 30,		Change		June 30,		Change
	2010	2009	2010-2009		2010	2009	2010-2009
Mainline
Revenue passenger miles (millions) (a)	15,530	15,526	—		28,583	28,834	(0.9)
Available seat miles (millions) (b)	18,440	18,310	0.7		35,019	35,289	(0.8)
Passenger load factor (percent) (c)	84.2	84.8	(0.6	) pts	81.6	81.7	(0.1	) pts
Yield (cents) (d)	13.11	11.11	18.1		13.07	11.57	13.0
Passenger revenue per available seat mile (cents) (e)	11.04	9.42	17.3		10.66	9.45	12.8
Operating cost per available seat mile (cents) (f)	11.48	10.44	10.0		11.79	10.73	9.8
Passenger enplanements (thousands) (g)	13,381	13,440	(0.4)		25,366	25,850	(1.9)
Departures (thousands)	114	118	(3.4)		222	235	(5.4)
Aircraft at end of period	345	350	(1.4)		345	350	(1.4)
Block hours (thousands) (h)	306	317	(3.6)		592	621	(4.7)
Average stage length (miles) (i)	996	984	1.2		978	959	1.9
Average passenger journey (miles) (j)	1,703	1,655	2.9		1,654	1,593	3.8
Fuel consumption (gallons in millions)	276	278	(0.6)		523	536	(2.4)
Average aircraft fuel price including related taxes (dollars per gallon)	2.23	1.58	40.8		2.20	1.53	44.0
Full-time equivalent employees at end of period	30,860	32,393	(4.7)		30,860	32,393	(4.7)

Express (k)
Revenue passenger miles (millions) (a)	2,777	2,809	(1.1)		5,047	5,183	(2.6)
Available seat miles (millions) (b)	3,630	3,676	(1.3)		6,909	7,132	(3.1)
Passenger load factor (percent) (c)	76.5	76.4	0.1	pts	73.0	72.7	0.3	pts
Yield (cents) (d)	27.60	22.87	20.7		27.10	23.03	17.7
Passenger revenue per available seat mile (cents) (e)	21.12	17.47	20.9		19.80	16.74	18.3
Operating cost per available seat mile (cents) (f)	18.83	16.99	10.8		19.29	17.23	12.0
Passenger enplanements (thousands) (g)	7,261	7,051	3.0		13,208	13,029	1.4
Aircraft at end of period	282	290	(2.8)		282	290	(2.8)
Fuel consumption (gallons in millions)	86	87	(1.1)		163	168	(3.0)
Average aircraft fuel price including related taxes (dollars per gallon)	2.28	1.67	36.4		2.24	1.59	40.7

Total Mainline and Express
Revenue passenger miles (millions) (a)	18,307	18,335	(0.1)		33,630	34,017	(1.1)
Available seat miles (millions) (b)	22,070	21,986	0.4		41,928	42,421	(1.2)
Passenger load factor (percent) (c)	82.9	83.4	(0.5	) pts	80.2	80.2	—	pts
Yield (cents) (d)	15.31	12.91	18.6		15.17	13.31	14.0
Passenger revenue per available seat mile (cents) (e)	12.70	10.76	18.0		12.17	10.68	14.0
Total revenue per available seat mile (cents) (l)	14.37	12.09	18.9		13.88	12.05	15.2
Passenger enplanements (thousands) (g)	20,642	20,491	0.7		38,574	38,879	(0.8)
Aircraft at end of period	627	640	(2.0)		627	640	(2.0)
Fuel consumption (gallons in millions)	362	365	(0.7)		686	704	(2.5)
Average aircraft fuel price including related taxes (dollars per gallon)	2.24	1.60	39.7		2.21	1.54	43.2

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. One RPM represents one passenger flown one mile.

(b)	Available seat mile (“ASM”) — A basic measure of production. One ASM represents one seat flown one mile.

(c)	Passenger load factor — The percentage of available seats that are filled with revenue passengers.

(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by RPMs and expressed in cents per mile.

(e)	Passenger revenue per available seat mile (“PRASM”) — Passenger revenues divided by ASMs.

(f)	Operating cost per available seat mile (“CASM”) — Operating expenses divided by ASMs.

(g)	Passenger enplanements — The number of passengers on board an aircraft, including local, connecting and through passengers.

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

Three Months Ended June 30, 2010
Compared with the
Three Months Ended June 30, 2009
Operating Revenues:

			Percent
	2010	2009	Change
	(In millions)
Operating revenues:
Mainline passenger	$2,036	$1,724	18.1
Express passenger	767	642	19.3
Cargo	37	20	82.1
Other	331	272	22.3

Total operating revenues	$3,171	$2,658	19.3

Total operating revenues in the second quarter of 2010 were $3.17 billion as compared to $2.66 billion in the 2009 period, an increase of $513 million, or 19.3%. Significant changes in the components of operating revenues are as follows:
•
Mainline passenger revenues were $2.04 billion in the second quarter of 2010 as compared to $1.72 billion in the 2009 period. Mainline RPMs were flat as mainline capacity, as measured by ASMs, increased 0.7%, resulting in a 0.6 point decrease in load factor to 84.2%. Mainline passenger yield increased 18.1% to 13.11 cents in the second quarter of 2010 from 11.11 cents in the 2009 period. Mainline PRASM increased 17.3% to 11.04 cents in the second quarter of 2010 from 9.42 cents in the 2009 period. These increases in mainline yield and PRASM were due principally to an improved pricing environment driven by the recovering economy, rebound of business travel and continued industry capacity discipline.

•
Express passenger revenues were $767 million in the second quarter of 2010, an increase of $125 million from the 2009 period. Express RPMs decreased 1.1% as Express capacity, as measured by ASMs, decreased 1.3%, resulting in a 0.1 point increase in load factor to 76.5%. Express passenger yield increased by 20.7% to 27.6 cents in the second quarter of 2010 from 22.87 cents in the 2009 period. Express PRASM increased 20.9% to 21.12 cents in the second quarter of 2010 from 17.47 cents in the 2009 period. The increases in Express yield and PRASM were the result of the same improved pricing environment discussed in mainline passenger revenues above.

•
Cargo revenues were $37 million in the second quarter of 2010, an increase of $17 million, or 82.1%, from the 2009 period. The increase in cargo revenues was driven primarily by an increase in freight volume as a result of the recovering economic environment in the 2010 period.

•
Other revenues were $331 million in the second quarter of 2010, an increase of $59 million, or 22.3%, from the 2009 period, primarily due to an increase in revenue generated by checked bag fees as a result of increases in rates charged. An increase in revenues associated with our frequent traveler program also contributed to the increase in other revenues.

Operating Expenses:

			Percent
	2010	2009	Change
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$616	$440	39.9
Loss (gain) on fuel hedging instruments, net:
Realized	—	135	nm
Unrealized	—	(156)	nm
Salaries and related costs	573	549	4.3
Aircraft rent	169	174	(3.0)
Aircraft maintenance	162	184	(12.0)
Other rent and landing fees	135	142	(5.1)
Selling expenses	107	99	7.7
Special items, net	(9)	1	nm
Depreciation and amortization	63	62	2.2
Other	301	281	6.9

Total mainline operating expenses	2,117	1,911	10.8
Express expenses:
Fuel	195	145	34.9
Other	488	480	1.8

Total Express expenses	683	625	9.5

Total operating expenses	$2,800	$2,536	10.4

Total operating expenses were $2.8 billion in the second quarter of 2010, an increase of $264 million, or 10.4%, compared to the 2009 period. Mainline operating expenses were $2.12 billion in the second quarter of 2010, an increase of $206 million, or 10.8%, from the 2009 period, while ASMs increased 0.7%.
The 2010 period included $9 million of net special credits, consisting of a $16 million refund of ASIF paid to the TSA during the years 2005 to 2009, offset by other net special charges of $7 million, which included a settlement and corporate transaction costs. This compares to net special charges in the 2009 period of $1 million in aircraft costs as a result of capacity reductions.
Our mainline operating CASM excluding special items, fuel, 2009 fuel hedging gains, net and profit sharing, decreased 0.06 cents, or 0.7%, from 8.14 cents in the second quarter of 2009 to 8.08 cents in the second quarter of 2010. The slight decrease in the 2010 period was primarily due to lower maintenance expenses, offset in part by increased costs related to frequent traveler awards due to higher fuel costs in the 2010 period.
The table below sets forth the major components of our mainline CASM and presents our mainline CASM including and excluding special items, fuel and profit sharing for the three months ended June 30, 2010 and 2009:

			Percent
	2010	2009	Change
	(In cents)
Mainline CASM:
Aircraft fuel and related taxes	3.34	2.41	38.9
Gain on fuel hedging instruments, net	—	(0.12)	nm
Salaries and related costs	3.11	3.00	3.6
Aircraft rent	0.92	0.95	(3.6)
Aircraft maintenance	0.88	1.01	(12.6)
Other rent and landing fees	0.73	0.78	(5.7)
Selling expenses	0.58	0.54	7.0
Special items, net	(0.05)	—	nm
Depreciation and amortization	0.34	0.34	—
Other	1.63	1.53	6.2

Total mainline CASM	11.48	10.44	10.0
Special items, net	0.05	—
Aircraft fuel and related taxes	(3.34)	(2.41)
Gain on fuel hedging instruments, net	—	0.12
Profit sharing	(0.10)	—

Total mainline CASM excluding special items, fuel and profit sharing (1)	8.08	8.14	(0.7)

(1)
We believe that the presentation of mainline CASM excluding fuel is useful to investors as both the cost and availability of fuel are subject to many economic and political factors beyond our control, and excluding special items and profit sharing provides investors the ability to measure financial performance in a way that is more indicative of our ongoing performance and is more comparable to measures reported by other major airlines. Management uses mainline CASM excluding special items, fuel and profit sharing to evaluate our operating performance. Amounts may not recalculate due to rounding.

Significant changes in the components of mainline operating expense per ASM are as follows:
•	Aircraft fuel and related taxes per ASM increased 38.9% primarily due to a 40.8% increase in the average price per gallon of fuel to $2.23 in the second quarter of 2010 from $1.58 in the 2009 period.
•
Since the third quarter of 2008, we have not entered into any new fuel hedging transactions, and we have not had any fuel hedging contracts outstanding since the third quarter of 2009. We recognized a net gain of $21 million in the second quarter of 2009 related to fuel hedging instruments.

•	Salaries and related costs per ASM increased 3.6% primarily due to the accrual of $18 million for profit sharing.
•
Aircraft maintenance expense per ASM decreased 12.6% due principally to a decrease in the number of engine overhauls performed in the 2010 period as compared to the 2009 period as a result of the timing of maintenance cycles.

•
Selling expenses per ASM increased 7% due to higher credit card fees and commissions paid as a result of the 18.1% increase in passenger revenues driven by the improved pricing environment in the 2010 period.

•
Other expense per ASM increased 6.2% due to higher costs associated with our frequent traveler program, principally an increase in the incremental cost of providing transportation for travel awards as a result of higher fuel costs in the 2010 period.

Total Express expenses increased $58 million, or 9.5%, in the second quarter of 2010 to $683 million from $625 million in the 2009 period. The period-over-period increase was primarily driven by a $50 million increase in fuel costs. The average fuel price per gallon was $1.67 in the 2009 period, which was 36.4% lower than the average fuel price per gallon of $2.28 in the 2010 period. Other Express expenses increased $8 million, or 1.8%, despite a 1.3% decrease in Express ASMs due to certain contractual rate increases and fixed costs associated with capacity purchase agreements and an increase in selling expenses as a result of the 19.3% increase in passenger revenues driven by the improved pricing environment in the 2010 period.
Nonoperating Income (Expense):

			Percent
	2010	2009	Change
	(In millions)
Nonoperating income (expense):
Interest income	$3	$6	(47.5)
Interest expense, net	(86)	(77)	11.3
Other, net	(9)	7	nm

Total nonoperating expense, net	$(92)	$(64)	41.5

Net nonoperating expense was $92 million in the second quarter of 2010 as compared to $64 million in the 2009 period. Interest expense, net increased $9 million due to an increase in the average debt balance outstanding primarily as a result of liquidity raising initiatives completed throughout 2009.
Other nonoperating expense, net in the 2010 period included $15 million in foreign currency losses principally related to foreign sales and cash balances denominated in foreign currencies as a result of the strengthening U.S. dollar, offset by $4 million of net realized gains related to sales of certain investments in auction rate securities. Other nonoperating expense, net in the 2009 period included $8 million in foreign currency gains as the U.S. dollar weakened due to the global recession, partially offset by a $2 million non-cash asset impairment charge. The sales of auction rate securities are discussed in more detail under “Liquidity and Capital Resources.”

Six Months Ended June 30, 2010
Compared with the
Six Months Ended June 30, 2009
Operating Revenues:

			Percent
	2010	2009	Change
	(In millions)
Operating revenues:
Mainline passenger	$3,735	$3,335	12.0
Express passenger	1,368	1,194	14.6
Cargo	69	44	57.7
Other	649	540	20.2

Total operating revenues	$5,821	$5,113	13.9

Total operating revenues in the first six months of 2010 were $5.82 billion as compared to $5.11 billion in the 2009 period, an increase of $708 million, or 13.9%. Significant changes in the components of operating revenues are as follows:
•
Mainline passenger revenues were $3.74 billion in the first six months of 2010 as compared to $3.34 billion in the 2009 period. Mainline RPMs decreased 0.9% as mainline capacity, as measured by ASMs, decreased 0.8%, resulting in a 0.1 point decrease in load factor to 81.6%. Mainline passenger yield increased 13% to 13.07 cents in the first six months of 2010 from 11.57 cents in the 2009 period. Mainline PRASM increased 12.8% to 10.66 cents in the first six months of 2010 from 9.45 cents in the 2009 period. These increases in mainline yield and PRASM were due principally to an improved pricing environment driven by the recovering economy, rebound of business travel and continued industry capacity discipline.

•
Express passenger revenues were $1.37 billion in the first six months of 2010, an increase of $174 million from the 2009 period. Express RPMs decreased by 2.6% as Express capacity, as measured by ASMs, decreased 3.1%, resulting in a 0.3 point increase in load factor to 73%. Express passenger yield increased by 17.7% to 27.1 cents in the first six months of 2010 from 23.03 cents in the 2009 period. Express PRASM increased 18.3% to 19.8 cents in the first six months of 2010 from 16.74 cents in the 2009 period. The increases in Express yield and PRASM were the result of the same improved pricing environment discussed in mainline passenger revenues above.

•
Cargo revenues were $69 million in the first six months of 2010, an increase of $25 million, or 57.7%, from the 2009 period. The increase in cargo revenues was driven primarily by an increase in freight volume as a result of the recovering economic environment in the 2010 period.

•
Other revenues were $649 million in the first six months of 2010, an increase of $109 million, or 20.2%, from the 2009 period, primarily due to an increase in revenue generated by checked bag fees as a result of increases in rates charged. An increase in revenues associated with our frequent traveler program also contributed to the increase in other revenues.

Operating Expenses:

			Percent
	2010	2009	Change
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$1,151	$819	40.5
Loss (gain) on fuel hedging instruments, net:
Realized	—	332	nm
Unrealized	—	(327)	nm
Salaries and related costs	1,128	1,100	2.6
Aircraft rent	340	352	(3.4)
Aircraft maintenance	319	358	(11.0)
Other rent and landing fees	270	273	(1.3)
Selling expenses	201	192	5.1
Special items, net	(4)	7	nm
Depreciation and amortization	124	121	1.9
Other	598	561	6.9

Total mainline operating expenses	4,127	3,788	9.0
Express expenses:
Fuel	365	267	36.5
Other	968	961	0.7

Total Express expenses	1,333	1,228	8.5

Total operating expenses	$5,460	$5,016	8.9

Total operating expenses were $5.46 billion in the first six months of 2010, an increase of $444 million, or 8.9%, compared to the 2009 period. Mainline operating expenses were $4.13 billion in the first six months of 2010, an increase of $339 million, or 9%, from the 2009 period, while ASMs decreased 0.8%.
The 2010 period included $4 million of net special credits, consisting of a $16 million refund of ASIF paid to the TSA during the years 2005 to 2009, offset by other net special charges of $7 million, which included a settlement and corporate transaction costs and $5 million in aircraft costs as a result of previously announced capacity reductions. This compares to net special charges of $7 million in the 2009 period, consisting of $6 million in aircraft costs and $1 million in severance charges, both as a result of capacity reductions.
Our mainline operating CASM excluding special items, fuel, 2009 fuel hedging losses, net and profit sharing, increased 0.08 cents, or 1%, from 8.38 cents in the first six months of 2009 to 8.46 cents in the 2010 period. We incurred increased selling costs due to growth in revenues as well as increased costs related to frequent traveler awards due to higher fuel costs in the 2010 period. These increases in costs were offset in part by lower maintenance expenses during the 2010 period. A reduction in available seat miles caused by the February 2010 weather-related flight cancellations also negatively impacted our CASM.
The table below sets forth the major components of our mainline CASM and presents our mainline CASM including and excluding special items, fuel and profit sharing for the six months ended June 30, 2010 and 2009:

			Percent
	2010	2009	Change
	(In cents)
Mainline CASM:
Aircraft fuel and related taxes	3.29	2.32	41.6
Loss on fuel hedging instruments, net	—	0.02	nm
Salaries and related costs	3.22	3.12	3.4
Aircraft rent	0.97	1.00	(2.6)
Aircraft maintenance	0.91	1.01	(10.3)
Other rent and landing fees	0.77	0.77	—
Selling expenses	0.58	0.54	5.9
Special items, net	(0.01)	0.02	nm
Depreciation and amortization	0.35	0.34	2.6
Other	1.71	1.59	7.8

Total mainline CASM	11.79	10.73	9.8
Special items, net	0.01	(0.02)
Aircraft fuel and related taxes	(3.29)	(2.32)
Loss on fuel hedging instruments, net	—	(0.02)
Profit sharing	(0.05)	—

Total mainline CASM excluding special items, fuel and profit sharing (1)	8.46	8.38	1.0

(1)
We believe that the presentation of mainline CASM excluding fuel is useful to investors as both the cost and availability of fuel are subject to many economic and political factors beyond our control, and excluding special items and profit sharing provides investors the ability to measure financial performance in a way that is more indicative of our ongoing performance and is more comparable to measures reported by other major airlines. Management uses mainline CASM excluding special items, fuel and profit sharing to evaluate our operating performance. Amounts may not recalculate due to rounding.

Significant changes in the components of mainline operating expense per ASM are as follows:
•	Aircraft fuel and related taxes per ASM increased 41.6% primarily due to a 44% increase in the average price per gallon of fuel to $2.20 in the first six months of 2010 from $1.53 in the 2009 period.
•
Since the third quarter of 2008, we have not entered into any new fuel hedging transactions, and we have not had any fuel hedging contracts outstanding since the third quarter of 2009. We recognized a net loss of $5 million in the first six months of 2009 related to fuel hedging instruments.

•	Salaries and related costs per ASM increased 3.4% primarily due to the accrual of $18 million for profit sharing.
•
Aircraft maintenance expense per ASM decreased 10.3% due principally to a decrease in the number of engine overhauls performed in the 2010 period as compared to the 2009 period as a result of the timing of maintenance cycles.

•
Selling expenses per ASM increased 5.9% due to higher credit card fees and commissions paid as a result of the 12% increase in passenger revenues driven by the improved pricing environment in the 2010 period.

•
Other expense per ASM increased 7.8% primarily due to higher costs associated with our frequent traveler program, principally an increase in the incremental cost of providing transportation for travel awards as a result of higher fuel costs in the 2010 period. The negative effects of the severe weather on the East Coast of the United States in the first quarter of 2010 also contributed to the increase in other expenses.

Total Express expenses increased $105 million, or 8.5%, in the first six months of 2010 to $1.33 billion from $1.23 billion in the 2009 period. The period-over-period increase was primarily driven by a $98 million increase in fuel costs. The average fuel price per gallon was $1.59 in the 2009 period, which was 40.7% lower than the average fuel price per gallon of $2.24 in the 2010 period. A 3% decrease in gallons of fuel consumed in the 2010 period on 3.1% lower capacity partially offset the increase. Other Express expenses increased $7 million, or 0.7%, despite a 3.1% decrease in Express ASMs due to certain contractual rate increases and fixed costs associated with capacity purchase agreements and an increase in selling expenses as a result of the 14.6% increase in passenger revenues driven by the improved pricing environment in the 2010 period.

Nonoperating Income (Expense):

			Percent
	2010	2009	Change
	(In millions)
Nonoperating income (expense):
Interest income	$9	$13	(30.9)
Interest expense, net	(168)	(148)	13.5
Other, net	33	(7)	nm

Total nonoperating expense, net	$(126)	$(142)	(11.1)

Net nonoperating expense was $126 million in the first six months of 2010 as compared to $142 million in the 2009 period. Interest expense, net increased $20 million due to an increase in the average debt balance outstanding primarily as a result of liquidity raising initiatives completed throughout 2009.
Other nonoperating expense, net in the 2010 period included $53 million of net realized gains related to sales of certain investments in auction rate securities, offset by $21 million in foreign currency losses principally related to foreign sales and cash balances denominated in foreign currencies as a result of the strengthening U.S. dollar. Other nonoperating expense, net in the 2009 period included $7 million in other-than-temporary non-cash impairment charges for our investments in auction rate securities as well as a $2 million non-cash asset impairment charge. The sales of auction rate securities are discussed in more detail under “Liquidity and Capital Resources.”

US Airways’ Results of Operations
In the three months ended June 30, 2010, US Airways realized operating income of $362 million and income before income taxes of $295 million. US Airways experienced growth in revenues driven by increased yields as a result of the improving economy, rebound of business travel and continued industry capacity discipline. US Airways’ second quarter 2010 results were also impacted by recognition of the following special items:
•
$9 million of net special credits, consisting of a $16 million refund of ASIF paid to the TSA during the years 2005 to 2009, offset by other net special charges of $7 million, which included a settlement and corporate transaction costs; and

•	$4 million of net realized gains related to sales of certain investments in auction rate securities, included in nonoperating expense, net.
In the three months ended June 30, 2009, US Airways realized operating income of $121 million and income before income taxes of $69 million. US Airways experienced significant declines in revenues in the second quarter of 2009 as a result of the global economic recession. US Airways’ second quarter 2009 results were also impacted by recognition of the following special items:
•
$156 million of net unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments. These unrealized gains were due primarily to the reversal of unrealized losses recognized in prior periods as hedge transactions settled in the 2009 period;

•	$1 million of net special charges for aircraft costs as a result of capacity reductions; and
•	a $2 million non-cash asset impairment charge, included in nonoperating expense, net.
In the first six months of 2010, US Airways realized operating income of $352 million and income before income taxes of $272 million, which was driven by the strong financial performance in the second quarter described above. US Airways’ results for the first six months of 2010 were also impacted by recognition of the following special items:
•
$4 million of net special credits, consisting of a $16 million refund of ASIF paid to the TSA during the years 2005 to 2009, offset by other net special charges of $7 million, which included a settlement and corporate transaction costs and $5 million in aircraft costs as a result of previously announced capacity reductions; and

•	$53 million of net realized gains related to sales of certain investments in auction rate securities, included in nonoperating expense, net.
In the first six months of 2009, US Airways realized operating income of $95 million and a loss before income taxes of $26 million. US Airways experienced significant declines in revenues in the first six months of 2009 as a result of the global economic recession. US Airways’ results for the first six months of 2009 were also impacted by recognition of the following special items:
•	$327 million of net unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments;
•	$7 million of net special charges, consisting of $6 million in aircraft costs and $1 million in severance charges, both as a result of capacity reductions; and
•
$7 million in other-than-temporary non-cash impairment charges for investments in auction rate securities as well as a $2 million non-cash asset impairment charge, all included in nonoperating expense, net.

At December 31, 2009, US Airways had approximately $2.05 billion of gross NOLs to reduce future federal taxable income. All of US Airways’ NOLs are expected to be available to reduce federal taxable income in the calendar year 2010. The NOLs expire during the years 2022 through 2029. US Airways’ net deferred tax assets, which include $1.98 billion of the NOLs, are subject to a full valuation allowance. US Airways also had approximately $86 million of tax-effected state NOLs at December 31, 2009. At December 31, 2009, the federal and state valuation allowances were $575 million and $78 million, respectively.
During the three and six months ended June 30, 2010, US Airways utilized NOLs to offset its income tax obligation. Utilization of these NOLs results in a corresponding decrease in the valuation allowance. As this valuation allowance was established through the recognition of tax expense, the decrease in the valuation allowance offsets US Airways’ tax provision dollar for dollar.

US Airways reported a loss in the six months ended June 30, 2009, and did not record a tax benefit in any 2009 period as its net deferred tax assets which include the NOLs are subject to a full valuation allowance.
The table below sets forth US Airways’ selected mainline and Express operating data:

	Three Months Ended		Percent		Six Months Ended		Percent
	June 30,		Change		June 30,		Change
	2010	2009	2010-2009		2010	2009	2010-2009
Mainline
Revenue passenger miles (millions) (a)	15,530	15,526	—		28,583	28,834	(0.9)
Available seat miles (millions) (b)	18,440	18,310	0.7		35,019	35,289	(0.8)
Passenger load factor (percent) (c)	84.2	84.8	(0.6	) pts	81.6	81.7	(0.1	) pts
Yield (cents) (d)	13.11	11.11	18.1		13.07	11.57	13.0
Passenger revenue per available seat mile (cents) (e)	11.04	9.42	17.3		10.66	9.45	12.8
Aircraft at end of period	345	350	(1.4)		345	350	(1.4)
Fuel consumption (gallons in millions)	276	278	(0.6)		523	536	(2.4)
Average aircraft fuel price including related taxes (dollars per gallon)	2.23	1.58	40.8		2.20	1.53	44.0

Express (f)
Revenue passenger miles (millions) (a)	2,777	2,809	(1.1)		5,047	5,183	(2.6)
Available seat miles (millions) (b)	3,630	3,676	(1.3)		6,909	7,132	(3.1)
Passenger load factor (percent) (c)	76.5	76.4	0.1	pts	73.0	72.7	0.3	pts
Yield (cents) (d)	27.60	22.87	20.7		27.10	23.03	17.7
Passenger revenue per available seat mile (cents) (e)	21.12	17.47	20.9		19.80	16.74	18.3
Aircraft at end of period	282	290	(2.8)		282	290	(2.8)
Fuel consumption (gallons in millions)	86	87	(1.1)		163	168	(3.0)
Average aircraft fuel price including related taxes (dollars per gallon)	2.29	1.67	36.8		2.25	1.59	41.1

Total Mainline and Express
Revenue passenger miles (millions) (a)	18,307	18,335	(0.1)		33,630	34,017	(1.1)
Available seat miles (millions) (b)	22,070	21,986	0.4		41,928	42,421	(1.2)
Passenger load factor (percent) (c)	82.9	83.4	(0.5	) pts	80.2	80.2	—	pts
Yield (cents) (d)	15.31	12.91	18.6		15.17	13.31	14.0
Passenger revenue per available seat mile (cents) (e)	12.70	10.76	18.0		12.17	10.68	14.0
Total revenue per available seat mile (cents) (g)	14.54	12.26	18.6		14.06	12.23	14.9
Aircraft at end of period	627	640	(2.0)		627	640	(2.0)
Fuel consumption (gallons in millions)	362	365	(0.7)		686	704	(2.5)
Average aircraft fuel price including related taxes (dollars per gallon)	2.24	1.60	39.8		2.21	1.54	43.3

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. One RPM represents one passenger flown one mile.

(b)	Available seat mile (“ASM”) — A basic measure of production. One ASM represents one seat flown one mile.

(c)	Passenger load factor — The percentage of available seats that are filled with revenue passengers.

(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by RPMs and expressed in cents per mile.

(e)	Passenger revenue per available seat mile (“PRASM”) — Passenger revenues divided by ASMs.

(f)
Express statistics include Piedmont and PSA, as well as operating and financial results from capacity purchase agreements with Air Wisconsin Airlines Corporation, Republic Airways, Mesa Airlines, Inc. and Chautauqua Airlines, Inc.

(g)	Total revenue per available seat mile (“RASM”) — Total revenues divided by total mainline and Express ASMs.

Three Months Ended June 30, 2010
Compared with the
Three Months Ended June 30, 2009
Operating Revenues:

			Percent
	2010	2009	Change
	(In millions)
Operating revenues:
Mainline passenger	$2,036	$1,724	18.1
Express passenger	767	642	19.3
Cargo	37	20	82.1
Other	369	310	19.3

Total operating revenues	$3,209	$2,696	19.0

Total operating revenues in the second quarter of 2010 were $3.21 billion as compared to $2.7 billion in the 2009 period, an increase of $513 million, or 19%. Significant changes in the components of operating revenues are as follows:
•
Mainline passenger revenues were $2.04 billion in the second quarter of 2010 as compared to $1.72 billion in the 2009 period. Mainline RPMs were flat as mainline capacity, as measured by ASMs, increased 0.7%, resulting in a 0.6 point decrease in load factor to 84.2%. Mainline passenger yield increased 18.1% to 13.11 cents in the second quarter of 2010 from 11.11 cents in the 2009 period. Mainline PRASM increased 17.3% to 11.04 cents in the second quarter of 2010 from 9.42 cents in the 2009 period. These increases in mainline yield and PRASM were due principally to an improved pricing environment driven by the recovering economy, rebound of business travel and continued industry capacity discipline.

•
Express passenger revenues were $767 million in the second quarter of 2010, an increase of $125 million from the 2009 period. Express RPMs decreased 1.1% as Express capacity, as measured by ASMs, decreased 1.3%, resulting in a 0.1 point increase in load factor to 76.5%. Express passenger yield increased by 20.7% to 27.6 cents in the second quarter of 2010 from 22.87 cents in the 2009 period. Express PRASM increased 20.9% to 21.12 cents in the second quarter of 2010 from 17.47 cents in the 2009 period. The increases in Express yield and PRASM were the result of the same improved pricing environment discussed in mainline passenger revenues above.

•
Cargo revenues were $37 million in the second quarter of 2010, an increase of $17 million, or 82.1%, from the 2009 period. The increase in cargo revenues was driven primarily by an increase in freight volume as a result of the recovering economic environment in the 2010 period.

•
Other revenues were $369 million in the second quarter of 2010, an increase of $59 million, or 19.3%, from the 2009 period, primarily due to an increase in revenue generated by checked bag fees as a result of increases in rates charged. An increase in revenues associated with US Airways’ frequent traveler program also contributed to the increase in other revenues.

Operating Expenses:

			Percent
	2010	2009	Change
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$616	$440	39.9
Loss (gain) on fuel hedging instruments, net:
Realized	—	135	nm
Unrealized	—	(156)	nm
Salaries and related costs	573	549	4.3
Aircraft rent	169	174	(3.0)
Aircraft maintenance	162	184	(12.0)
Other rent and landing fees	135	142	(5.1)
Selling expenses	107	99	7.7
Special items, net	(9)	1	nm
Depreciation and amortization	65	64	2.1
Other	308	287	6.8

Total mainline operating expenses	2,126	1,919	10.7
Express expenses:
Fuel	196	145	35.2
Other	525	511	2.8

Total Express expenses	721	656	10.0

Total operating expenses	$2,847	$2,575	10.5

Total operating expenses were $2.85 billion in the second quarter of 2010, an increase of $272 million, or 10.5%, compared to the 2009 period. Mainline operating expenses were $2.13 billion in the second quarter of 2010, an increase of $207 million, or 10.7%, from the 2009 period. Fuel costs net of hedging gains in the 2009 period were $197 million higher in the 2010 period as compared to the 2009 period. As a result of US Airways’ profitability for the 2010 six month period, US Airways recorded $18 million in expense associated with its profit sharing program. US Airways also incurred increased selling costs due to growth in revenues as well as increased costs related to frequent traveler awards due to higher fuel costs in the 2010 period. These increases in costs were offset in part by lower maintenance expenses during the 2010 period.
The 2010 period included $9 million of net special credits, consisting of a $16 million refund of ASIF paid to the TSA during the years 2005 to 2009, offset by other net special charges of $7 million, which included a settlement and corporate transaction costs. This compares to net special charges in the 2009 period of $1 million in aircraft costs as a result of capacity reductions.
Significant changes in the components of mainline operating expenses are as follows:
•	Aircraft fuel and related taxes increased 39.9% primarily due to a 40.8% increase in the average price per gallon of fuel to $2.23 in the second quarter of 2010 from $1.58 in the 2009 period.
•
Since the third quarter of 2008, US Airways has not entered into any new fuel hedging transactions, and US Airways has not had any fuel hedging contracts outstanding since the third quarter of 2009. US Airways recognized a net gain of $21 million in the second quarter of 2009 related to fuel hedging instruments.

•	Salaries and related costs increased 4.3% primarily due to the accrual of $18 million for profit sharing.
•
Aircraft maintenance expense decreased 12% due principally to a decrease in the number of engine overhauls performed in the 2010 period as compared to the 2009 period as a result of the timing of maintenance cycles.

•
Selling expenses increased 7.7% due to higher credit card fees and commissions paid as a result of the 18.1% increase in passenger revenues driven by the improved pricing environment in the 2010 period.

•
Other expense increased 6.8% due to higher costs associated with US Airways’ frequent traveler program, principally an increase in the incremental cost of providing transportation for travel awards as a result of higher fuel costs in the 2010 period.

Total Express expenses increased $65 million, or 10%, in the second quarter of 2010 to $721 million from $656 million in the 2009 period. The period-over-period increase was primarily driven by a $51 million increase in fuel costs. The average fuel price per gallon was $1.67 in the 2009 period, which was 36.8% lower than the average fuel price per gallon of $2.29 in the 2010 period. Other Express expenses increased $14 million, or 2.8%, despite a 1.3% decrease in Express ASMs due to certain contractual rate increases and fixed costs associated with capacity purchase agreements and an increase in selling expenses as a result of the 19.3% increase in passenger revenues driven by the improved pricing environment in the 2010 period.
Nonoperating Income (Expense):

			Percent
	2010	2009	Change
	(In millions)
Nonoperating income (expense):
Interest income	$3	$6	(47.5)
Interest expense, net	(62)	(64)	(3.4)
Other, net	(8)	6	nm

Total nonoperating expense, net	$(67)	$(52)	29.7

Net nonoperating expense was $67 million in the second quarter of 2010 as compared to $52 million in the 2009 period. Interest expense, net decreased $2 million due to a reduction in interest-bearing intercompany payable balances, offset by an increase in the average debt balance outstanding primarily as a result of liquidity raising initiatives completed throughout 2009.
Other nonoperating expense, net in the 2010 period included $15 million in foreign currency losses principally related to foreign sales and cash balances denominated in foreign currencies as a result of the strengthening U.S. dollar, offset by $4 million of net realized gains related to sales of certain investments in auction rate securities. Other nonoperating expense, net in the 2009 period included $8 million in foreign currency gains as the U.S. dollar weakened due to the global recession, partially offset by a $2 million non-cash asset impairment charge. The sales of auction rate securities are discussed in more detail under “Liquidity and Capital Resources.”

Six Months Ended June 30, 2010
Compared with the
Six Months Ended June 30, 2009
Operating Revenues:

			Percent
	2010	2009	Change
	(In millions)
Operating revenues:
Mainline passenger	$3,735	$3,335	12.0
Express passenger	1,368	1,194	14.6
Cargo	69	44	57.7
Other	721	614	17.4

Total operating revenues	$5,893	$5,187	13.6

Total operating revenues in the first six months of 2010 were $5.89 billion as compared to $5.19 billion in the 2009 period, an increase of $706 million, or 13.6%. Significant changes in the components of operating revenues are as follows:
•
Mainline passenger revenues were $3.74 billion in the first six months of 2010 as compared to $3.34 billion in the 2009 period. Mainline RPMs decreased 0.9% as mainline capacity, as measured by ASMs, decreased 0.8%, resulting in a 0.1 point decrease in load factor to 81.6%. Mainline passenger yield increased 13% to 13.07 cents in the first six months of 2010 from 11.57 cents in the 2009 period. Mainline PRASM increased 12.8% to 10.66 cents in the first six months of 2010 from 9.45 cents in the 2009 period. These increases in mainline yield and PRASM were due principally to an improved pricing environment driven by the recovering economy, rebound of business travel and continued industry capacity discipline.

•
Express passenger revenues were $1.37 billion in the first six months of 2010, an increase of $174 million from the 2009 period. Express RPMs decreased by 2.6% as Express capacity, as measured by ASMs, decreased 3.1%, resulting in a 0.3 point increase in load factor to 73%. Express passenger yield increased by 17.7% to 27.1 cents in the first six months of 2010 from 23.03 cents in the 2009 period. Express PRASM increased 18.3% to 19.8 cents in the first six months of 2010 from 16.74 cents in the 2009 period. The increases in Express yield and PRASM were the result of the same improved pricing environment discussed in mainline passenger revenues above.

•
Cargo revenues were $69 million in the first six months of 2010, an increase of $25 million, or 57.7%, from the 2009 period. The increase in cargo revenues was driven primarily by an increase in freight volume as a result of the recovering economic environment in the 2010 period.

•
Other revenues were $721 million in the first six months of 2010, an increase of $107 million, or 17.4%, from the 2009 period, primarily due to an increase in revenue generated by checked bag fees as a result of increases in rates charged. An increase in revenues associated with US Airways’ frequent traveler program also contributed to the increase in other revenues.

Operating Expenses:

			Percent
	2010	2009	Change
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$1,151	$819	40.5
Loss (gain) on fuel hedging instruments, net:
Realized	—	332	nm
Unrealized	—	(327)	nm
Salaries and related costs	1,128	1,100	2.6
Aircraft rent	340	352	(3.4)
Aircraft maintenance	319	358	(11.0)
Other rent and landing fees	270	273	(1.3)
Selling expenses	201	192	5.1
Special items, net	(4)	7	nm
Depreciation and amortization	128	126	1.8
Other	612	573	6.7

Total mainline operating expenses	4,145	3,805	8.9
Express expenses:
Fuel	366	267	36.9
Other	1,030	1,020	1.0

Total Express expenses	1,396	1,287	8.4

Total operating expenses	$5,541	$5,092	8.8

Total operating expenses were $5.54 billion in the first six months of 2010, an increase of $449 million, or 8.8%, compared to the 2009 period. Mainline operating expenses were $4.15 billion in the first six months of 2010, an increase of $340 million, or 8.9%, from the 2009 period. Fuel costs net of hedging losses in the 2009 period were $327 million higher in the 2010 period as compared to the 2009 period. As a result of US Airways’ profitability for the 2010 six month period, US Airways recorded $18 million in expense associated with its profit sharing program. US Airways also incurred increased selling costs due to growth in revenues as well as increased costs related to frequent traveler awards due to higher fuel costs in the 2010 period. These increases in costs were offset in part by lower maintenance expenses during the 2010 period. A reduction in available seat miles caused by the February 2010 weather-related flight cancellations also negatively impacted US Airways’ operating expenses.
The 2010 period included $4 million of net special credits, consisting of a $16 million refund of ASIF paid to the TSA during the years 2005 to 2009, offset by other net special charges of $7 million, which included a settlement and corporate transaction costs and $5 million in aircraft costs as a result of previously announced capacity reductions. This compares to net special charges of $7 million in the 2009 period, consisting of $6 million in aircraft costs and $1 million in severance charges, both as a result of capacity reductions.
Significant changes in the components of mainline operating expenses are as follows:
•	Aircraft fuel and related taxes increased 40.5% primarily due to a 44% increase in the average price per gallon of fuel to $2.20 in the first six months of 2010 from $1.53 in the 2009 period.
•
Since the third quarter of 2008, US Airways has not entered into any new fuel hedging transactions, and US Airways has not had any fuel hedging contracts outstanding since the third quarter of 2009. US Airways recognized a net loss of $5 million in the first six months of 2009 related to fuel hedging instruments.

•	Salaries and related costs increased 2.6% primarily due to the accrual of $18 million for profit sharing.
•
Aircraft maintenance expense decreased 11% due principally to a decrease in the number of engine overhauls performed in the 2010 period as compared to the 2009 period as a result of the timing of maintenance cycles.

•	Selling expenses increased 5.1% due to higher credit card fees and commissions paid as a result of the 12% increase in passenger revenues driven by the improved pricing environment in the 2010 period.
•
Other expense increased 6.7% primarily due to higher costs associated with US Airways’ frequent traveler program, principally an increase in the incremental cost of providing transportation for travel awards as a result of higher fuel costs in the 2010 period. The negative effects of the severe weather on the East Coast of the United States in the first quarter of 2010 also contributed to the increase in other expenses.

Total Express expenses increased $109 million, or 8.4%, in the first six months of 2010 to $1.4 billion from $1.29 billion in the 2009 period. The period-over-period increase was primarily driven by a $99 million increase in fuel costs. The average fuel price per gallon was $1.59 in the 2009 period, which was 41.1% lower than the average fuel price per gallon of $2.25 in the 2010 period. A 3% decrease in gallons of fuel consumed in the 2010 period on 3.1% lower capacity partially offset the increase. Other Express expenses increased $10 million, or 1%, despite a 3.1% decrease in Express ASMs due to certain contractual rate increases and fixed costs associated with capacity purchase agreements and an increase in selling expenses as a result of the 14.6% increase in passenger revenues driven by the improved pricing environment in the 2010 period.
Nonoperating Income (Expense):

			Percent
	2010	2009	Change
	(In millions)
Nonoperating income (expense):
Interest income	$9	$13	(30.9)
Interest expense, net	(121)	(125)	(3.6)
Other, net	32	(9)	nm

Total nonoperating expense, net	$(80)	$(121)	(34.1)

Net nonoperating expense was $80 million in the first six months of 2010 as compared to $121 million in the 2009 period. Interest expense, net decreased $4 million due to a reduction in interest-bearing intercompany payable balances, offset by an increase in the average debt balance outstanding primarily as a result of liquidity raising initiatives completed throughout 2009.
Other nonoperating expense, net in the 2010 period included $53 million of net realized gains related to sales of certain investments in auction rate securities, offset by $21 million in foreign currency losses principally related to foreign sales and cash balances denominated in foreign currencies as a result of the strengthening U.S. dollar. Other nonoperating expense, net in the 2009 period included $7 million in other-than-temporary non-cash impairment charges for US Airways’ investments in auction rate securities as well as a $2 million non-cash asset impairment charge. The sales of auction rate securities are discussed in more detail under “Liquidity and Capital Resources.”

Liquidity and Capital Resources
As of June 30, 2010, our cash, cash equivalents, investments in marketable securities and restricted cash were $2.5 billion, of which $442 million was restricted. Our investments in marketable securities included $59 million of auction rate securities at fair value ($93 million par value) that are classified as noncurrent assets on our condensed consolidated balance sheets.
Investments in Marketable Securities
Current
As of June 30, 2010, we held $180 million of investments in debt securities, which are classified as held-to-maturity. Held-to-maturity investments are carried at amortized cost, which approximates fair value. These debt securities consist of investments in treasury bills and U.S. government sponsored enterprise bonds with original maturity dates of six months or less.
Noncurrent
As of June 30, 2010, we held auction rate securities with a fair value of $59 million ($93 million at par value), which are classified as available-for-sale securities and noncurrent assets on our condensed consolidated balance sheets. Contractual maturities for these auction rate securities range from 23 to 42 years, with 71% of our portfolio maturing within the next 30 years (2033 – 2036) and 29% maturing thereafter (2049 – 2052). As a result of the liquidity issues experienced in the global credit and capital markets, all of our auction rate securities have experienced failed auctions since August 2007.
In the second quarter of 2010, we sold certain investments in auction rate securities for net proceeds of $11 million, resulting in a $4 million net realized gain recorded in nonoperating expense, net. When added to our first quarter sales which generated proceeds of $132 million, resulting in a $49 million gain recorded in nonoperating expense net, we have now sold more than 75% of our investments in auction rate securities which have failed auction since August of 2007.
We continue to monitor the market for auction rate securities and consider its impact (if any) on the fair value of our remaining investments in these securities. If the current market conditions deteriorate, we may be required to record additional impairment charges in other nonoperating expense, net in future periods.
We believe that, based on our current unrestricted cash, cash equivalents and short-term investments in marketable securities balances at June 30, 2010, the current lack of liquidity in our remaining investments in auction rate securities will not have a material impact on our liquidity, our cash flow or our ability to fund our operations.
Sources and Uses of Cash
US Airways Group
Net cash provided by operating activities was $739 million and $360 million for the first six months of 2010 and 2009, respectively, an improvement of $379 million. The increase in net cash provided by operating activities was due to higher ticket sales and associated increased revenues in the 2010 period. Net income for the first six months of 2010 was $235 million as compared to a net loss of $45 million in the 2009 period.
Net cash used in investing activities was $91 million and $543 million for the first six months of 2010 and 2009, respectively. Principal investing activities in the 2010 period included purchases of marketable securities of $180 million and expenditures for property and equipment totaling $94 million, primarily related to the purchase of Airbus aircraft, offset by net proceeds from sales of auction rate securities of $143 million and a $38 million decrease in restricted cash. Restricted cash decreased primarily due to a change in the amount of holdback held by certain credit card processors for advance ticket sales for which we have not yet provided air transportation. Principal investing activities in the 2009 period included expenditures for property and equipment totaling $621 million, primarily related to the purchase of Airbus aircraft and a $43 million increase in equipment purchase deposits for certain aircraft on order, offset by $52 million in proceeds from dispositions of property and equipment and net sales of investments in marketable securities of $20 million. The $52 million in proceeds was the result of the swap of one of US Airways’ owned aircraft in exchange for the leased aircraft involved in the Flight 1549 accident and several engine sale-leaseback transactions.
Net cash used in financing activities was $133 million for the first six months of 2010 as compared to net cash provided by financing activities of $632 million for the first six months of 2009. Principal financing activities in the 2010 period included debt repayments of $220 million and proceeds from the issuance of debt of $90 million, which primarily included the financing associated with the purchase of Airbus aircraft. Principal financing activities in the 2009 period included proceeds from the issuance of debt of $749 million, which primarily included the issuance of $172 million of convertible notes, additional loans under a spare parts loan agreement, a loan secured by certain airport landing slots, an unsecured financing with one of our third party Express carriers and the financing associated with the purchase of Airbus aircraft. Debt repayments totaled $175 million in the 2009 period. Financing activities in the 2009 period also included net proceeds from the issuance of common stock of $66 million from a May 2009 public stock offering of 17.5 million shares.

US Airways
Net cash provided by operating activities was $764 million and $346 million for the first six months of 2010 and 2009, respectively, an improvement of $418 million. The increase in net cash provided by operating activities was due to higher ticket sales and associated increased revenues in the 2010 period. Net income for the first six months of 2010 was $272 million as compared to a net loss of $26 million in the 2009 period.
Net cash used in investing activities was $84 million and $540 million for the first six months of 2010 and 2009, respectively. Principal investing activities in the 2010 period included purchases of marketable securities of $180 million and expenditures for property and equipment totaling $87 million, primarily related to the purchase of Airbus aircraft, offset by net proceeds from sales of auction rate securities of $143 million and a $38 million decrease in restricted cash. Restricted cash decreased primarily due to a change in the amount of holdback held by certain credit card processors for advance ticket sales for which US Airways has not yet provided air transportation. Principal investing activities in the 2009 period included expenditures for property and equipment totaling $618 million, primarily related to the purchase of Airbus aircraft and a $43 million increase in equipment purchase deposits for certain aircraft on order, offset by $52 million in proceeds from dispositions of property and equipment and net sales of investments in marketable securities of $20 million. The $52 million in proceeds was the result of the swap of one of US Airways’ owned aircraft in exchange for the leased aircraft involved in the Flight 1549 accident and several engine sale-leaseback transactions.
Net cash used in financing activities was $117 million for the first six months of 2010 as compared to net cash provided by financing activities of $414 million for the first six months of 2009. Principal financing activities in the 2010 period included debt repayments of $204 million and proceeds from the issuance of debt of $90 million, which primarily included the financing associated with the purchase of Airbus aircraft. Principal financing activities in the 2009 period included proceeds from the issuance of debt of $576 million, which primarily included additional loans under a spare parts loan agreement, a loan secured by certain airport landing slots, an unsecured financing with one of US Airways’ third party Express carriers and the financing associated with the purchase of Airbus aircraft. Debt repayments totaled $159 million in the 2009 period.
Commitments
As of June 30, 2010, we had $4.78 billion of long-term debt and capital leases (including current maturities and before discount on debt). The information contained herein is not a comprehensive discussion and analysis of our commitments, but rather updates disclosures made in the 2009 Annual Report on Form 10-K.
Citicorp Credit Facility
On March 23, 2007, US Airways Group entered into a term loan credit facility with Citicorp North America, Inc., as administrative agent, and a syndicate of lenders pursuant to which US Airways Group borrowed an aggregate principal amount of $1.6 billion. US Airways and certain other subsidiaries of US Airways Group are guarantors of the Citicorp credit facility.
The Citicorp credit facility bears interest at an index rate plus an applicable index margin or, at our option, LIBOR plus an applicable LIBOR margin for interest periods of one, two, three or six months. The applicable index margin, subject to adjustment, is 1.00%, 1.25% or 1.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or greater than $1 billion, respectively. The applicable LIBOR margin, subject to adjustment, is 2.00%, 2.25% or 2.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or greater than $1 billion, respectively. In addition, interest on the Citicorp credit facility may be adjusted based on the credit rating for the Citicorp credit facility as follows: (i) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least one subgrade better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be the lower of 2.25% and the rate otherwise applicable based upon the adjusted Citicorp credit facility balance and (B) the applicable index margin will be the lower of 1.25% and the rate otherwise applicable based upon the Citicorp credit facility principal balance, and (ii) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least two subgrades better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be 2.00% and (B) the applicable index margin will be 1.00%. As of June 30, 2010, the interest rate on the Citicorp credit facility was 2.81% based on a 2.50% LIBOR margin.

The Citicorp credit facility matures on March 23, 2014, and is repayable in seven annual installments with each of the first six installments to be paid on each anniversary of the closing date in an amount equal to 1% of the initial aggregate principal amount of the loan and the final installment to be paid on the maturity date in the amount of the full remaining balance of the loan.
In addition, the Citicorp credit facility requires certain mandatory prepayments upon the occurrence of specified events, establishes certain financial covenants, including minimum cash requirements and maintenance of certain minimum ratios, contains customary affirmative covenants and negative covenants and contains customary events of default. The Citicorp credit facility requires us to maintain consolidated unrestricted cash and cash equivalents of not less than $850 million, with not less than $750 million (subject to partial reductions upon certain reductions in the outstanding principal amount of the loan) of that amount held in accounts subject to control agreements, which would become restricted for use by us if certain adverse events occur per the terms of the agreement. In addition, the Citicorp credit facility amendment provides that we may issue debt in the future with a second lien on the assets pledged as collateral under the Citicorp credit facility. The principal amount outstanding under the Citicorp credit facility was $1.15 billion as of June 30, 2010. As of June 30, 2010, we were in compliance with all debt covenants under the amended credit facility.
7% Senior Convertible Notes
As of June 30, 2010, we have $74 million of principal amount outstanding under our 7% Senior Convertible Notes (the “7% notes”). The 7% notes may be converted by the holders into common stock at an effective conversion price of $24.12 per share. Holders may require us to purchase for cash or shares or a combination thereof, at our election, all or a portion of their 7% notes on September 30, 2010 and September 30, 2015 at a purchase price equal to 100% of the principal amount of the 7% notes to be repurchased plus accrued and unpaid interest, if any, to the purchase date. If the holders require us to repurchase the notes, we will provide notice on or before the 20th day prior to the purchase date stating, among other things, the amount of the repurchase price, whether we elect to deliver shares of common stock to satisfy all or a portion of the purchase price and the procedures that holders must follow to require us to repurchase their notes. If we elect to deliver, in full or in partial satisfaction of the purchase price, shares of our common stock, the number of such shares we deliver shall be equal to the portion of the purchase price to be paid in common stock divided by the market price (less a 2.5% discount) of a share of our common stock. We are currently evaluating our options in regards to these notes.
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

Under all of our aircraft and engine purchase agreements, our total future commitments as of June 30, 2010 are expected to be approximately $5.92 billion through 2019, which includes predelivery deposits and payments. We have financing commitments for all Airbus aircraft scheduled for delivery in 2011 and 2012. See Part II, Item 1A, “Risk Factors – Increased costs of financing, a reduction in the availability of financing and fluctuations in interest rates could adversely affect our liquidity, operating expenses and results” and “Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions.”
Covenants and Credit Rating
In addition to the minimum cash balance requirements, our long-term debt agreements contain various negative covenants that restrict or limit our actions, including our ability to pay dividends or make other restricted payments. Our long-term debt agreements also generally contain cross-default provisions, which may be triggered by defaults by us under other agreements relating to indebtedness. See Part II, Item 1A, “Risk Factors – Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions” and “Any failure to comply with the liquidity covenants contained in our financing arrangements would likely have a material adverse effect on our business, financial condition and results of operations.” As of June 30, 2010, we and our subsidiaries were in compliance with the covenants in our long-term debt agreements.
Our credit ratings, like those of most airlines, are relatively low. The following table details our credit ratings as of June 30, 2010:

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

Contractual Obligations
The following table provides details of our future cash contractual obligations as of June 30, 2010 (in millions):

	Payments Due by Period
	2010	2011	2012	2013	2014	Thereafter	Total
US Airways Group (1)
Debt (2)	$74	$16	$116	$116	$1,276	$—	$1,598
Interest obligations (3)	29	55	52	46	22	—	204
US Airways (4)
Debt and capital lease obligations (5) (6)	201	397	321	271	282	1,707	3,179
Interest obligations (3) (6)	81	148	158	114	97	410	1,008
Aircraft purchase and operating lease commitments (7)	572	1,503	1,446	1,864	1,576	5,771	12,732
Regional capacity purchase agreements (8)	501	1,046	911	780	779	2,390	6,407
Other US Airways Group subsidiaries (9)	6	9	9	7	6	1	38

Total	$1,464	$3,174	$3,013	$3,198	$4,038	$10,279	$25,166

(1)
These commitments represent those specifically entered into by US Airways Group or joint commitments entered into by US Airways Group and US Airways under which each entity is jointly and severally liable.

(2)	Excludes $155 million of unamortized debt discount as of June 30, 2010.

(3)	For variable-rate debt, future interest obligations are shown above using interest rates in effect as of June 30, 2010.

(4)	Commitments listed separately under US Airways and its wholly owned subsidiaries represent commitments under agreements entered into separately by those companies.

(5)	Excludes $86 million of unamortized debt discount as of June 30, 2010.

(6)
Includes $481 million of future principal payments and $200 million of future interest payments as of June 30, 2010, respectively, related to pass through trust certificates or EETCs associated with mortgage financings for the purchase of certain aircraft.

(7)	Includes $3.1 billion of future minimum lease payments related to EETC leveraged leased financings of certain aircraft as of June 30, 2010.

(8)	Represents minimum payments under capacity purchase agreements with third-party Express carriers.

(9)	Represents operating lease commitments entered into by US Airways Group’s other airline subsidiaries Piedmont and PSA.
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

Critical Accounting Policies and Estimates
In the second quarter of 2010, there were no changes to our critical accounting policies and estimates from those disclosed in the consolidated financial statements and accompanying notes contained in our 2009 Annual Report on Form 10-K.
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
Commodity price risk
Our 2010 forecasted mainline and Express fuel consumption is approximately 1.42 billion gallons, and a one cent per gallon increase in aviation fuel price results in a $14 million annual increase in expense. Since the third quarter of 2008, we have not entered into any new fuel hedging transactions, and we have not had any fuel hedging contracts outstanding since the third quarter of 2009.
Interest rate risk
Our exposure to interest rate risk relates primarily to our cash equivalents, investment portfolios and variable-rate debt obligations. At June 30, 2010, our variable-rate long-term debt obligations of approximately $3.39 billion represented approximately 71% of our total long-term debt. If interest rates increased 10% in 2010, the impact on our results of operations would be approximately $14 million of additional interest expense.
At June 30, 2010, included within our investment portfolio are investments in auction rate securities with a fair value of $59 million ($93 million par value). As a result of the liquidity issues experienced in the global credit and capital markets, all of our auction rate securities have experienced failed auctions since August 2007. We continue to monitor the market for auction rate securities and consider its impact (if any) on the fair value of our investments. If the current market conditions deteriorate, we may be required to record additional impairment charges in other nonoperating expense, net in future periods.
We believe that, based on our current unrestricted cash, cash equivalents and short-term investments in marketable securities balances at June 30, 2010, the current lack of liquidity in our remaining investments in auction rate securities will not have a material impact on our liquidity, our cash flow or our ability to fund our operations. Refer to Note 8, “Investments in Marketable Securities” in Part I, Items 1A and 1B, respectively, of this report for additional information.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures.
An evaluation was performed under the supervision and with the participation of US Airways Group’s and US Airways’ management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2010. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2010.
Changes in internal control over financial reporting.
There has been no change to US Airways Group’s or US Airways’ internal control over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, US Airways Group’s or US Airways’ internal control over financial reporting.
Limitation on the effectiveness of controls.
We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO believe that our disclosure controls and procedures were effective at the “reasonable assurance” level as of June 30, 2010.

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
Due to the discretionary nature of business and leisure travel spending, airline industry revenues are heavily influenced by the condition of the U.S. economy and economies in other regions of the world. Unfavorable conditions in these broader economies have resulted, and may continue to result, in decreased passenger demand for air travel and changes in booking practices, both of which in turn have had, and may continue to have, a strong negative effect on our revenues. In addition, during challenging economic times, actions by our competitors to increase their revenues can have an adverse impact on our revenues. See “The airline industry is intensely competitive and dynamic” below. Certain labor agreements to which we are a party limit our ability to reduce the number of aircraft in operation, and the utilization of such aircraft, below certain levels. As a result, we may not be able to optimize the number of aircraft in operation in response to a decrease in passenger demand for air travel.
Increased costs of financing, a reduction in the availability of financing and fluctuations in interest rates could adversely affect our liquidity, operating expenses and results.
Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions. Continued concerns about the systemic impact of inflation, the availability and cost of credit, energy costs and geopolitical issues, combined with declining business activity levels and consumer confidence, increased unemployment and volatile oil prices, have contributed to unprecedented levels of volatility in the capital markets. As a result of these market conditions, the cost and availability of credit have been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. These changes in the domestic and global financial markets may increase our costs of financing and adversely affect our ability to obtain financing needed for the acquisition of aircraft that we have contractual commitments to purchase and for other types of financings we may seek in order to refinance debt maturities, raise capital or fund other types of obligations. Any downgrades to our credit rating may likewise increase the cost and reduce the availability of financing.

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
Further, a substantial portion of our indebtedness bears interest at fluctuating interest rates, primarily based on the London interbank offered rate for deposits of U.S. dollars, or “LIBOR.” LIBOR tends to fluctuate based on general economic conditions, general interest rates, federal reserve rates and the supply of and demand for credit in the London interbank market. We have not hedged our interest rate exposure and, accordingly, our interest expense for any particular period may fluctuate based on LIBOR and other variable interest rates. To the extent these interest rates increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected. See also the discussion of interest rate risk in Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”
Our business is dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices and significant disruptions in the supply of aircraft fuel could have a significant negative impact on our operating results and liquidity.
Our operating results are significantly impacted by changes in the availability, price volatility and cost of aircraft fuel, which represents one of the largest single cost items in our business. Fuel prices have fluctuated substantially over the past several years and sharply in the last two years.
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
Historically, we have from time to time entered into hedging arrangements designed to protect against rising fuel costs. Since the third quarter of 2008, we have not entered into any new fuel hedging transactions, and we presently have no fuel hedging contracts outstanding. Our ability to hedge in the future may be limited, particularly if our financial condition provides insufficient liquidity to meet counterparty collateral requirements. Our future fuel hedging arrangements, if any, may not completely protect us against price increases and may be limited in both volume of fuel and duration. Also, a rapid decline in the price of fuel could adversely impact our short-term liquidity as our hedge counterparties could require that we post collateral in the form of cash or letters of credit when the projected future market price of fuel drops below the strike price. See also the discussion in Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

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

We are currently in negotiations with unions representing our pilots and flight attendants, and both negotiations are being overseen by the NMB. As a result, these unions presently may not lawfully engage in concerted refusals to work, such as strikes, slow-downs, sick-outs or other similar activity, against us. Nonetheless, after more than four years of negotiations without a resolution to the bargaining issues that arose from the merger, there is a risk that disgruntled employees, either with or without union involvement, could engage in one or more concerted refusals to work that could individually or collectively harm the operation of our airline and impair our financial performance. Likewise, employees represented by unions that have reached post-merger integrated agreements could engage in improper actions that disrupt our operations. We are also involved in binding arbitrations regarding grievances under our collective bargaining agreements, including but not limited to issues related to wages and working conditions, which if determined adversely against us could negatively affect our ability to conduct our business and our financial performance.
The inability to maintain labor costs at competitive levels would harm our financial performance.
Currently, our labor costs are very competitive relative to the other big five hub-and-spoke carriers. However, we cannot provide assurance that labor costs going forward will remain competitive because some of our agreements are amendable now and others may become amendable, competitors may significantly reduce their labor costs or we may agree to higher-cost provisions in our current labor negotiations. Approximately 87% of the employees within US Airways Group are represented for collective bargaining purposes by labor unions. Some of our unions have brought and may continue to bring grievances to binding arbitration. Unions may also bring court actions and may seek to compel us to engage in the bargaining processes where we believe we have no such obligation. If successful, there is a risk these judicial or arbitral avenues could create additional costs that we did not anticipate.
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
We have implemented several new measures designed to increase revenue and offset costs. These measures include charging separately for services that had previously been included within the price of a ticket and increasing other pre-existing fees. We may introduce additional initiatives in the future, however, as time goes on, we expect that it will be more difficult to identify and implement additional initiatives. We cannot assure you that these new measures or any future initiatives will be successful in increasing our revenues. Additionally, the implementation of these initiatives creates logistical challenges that could harm the operational performance of our airline. Also, the new and increased fees might reduce the demand for air travel on our airline or across the industry in general, particularly if weakened economic conditions continue to make our customers more sensitive to increased travel costs or provide a significant competitive advantage to other carriers which determine not to institute similar charges.
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
Acts of terrorism or fear of such attacks, including elevated national threat warnings, wars or other military conflicts, including the wars in Iraq and Afghanistan, may depress air travel, particularly on international routes, and cause declines in revenues and increases in costs. The attacks of September 11, 2001 and continuing terrorist threats and attempted attacks materially impacted and continue to impact air travel. Increased security procedures introduced at airports since the attacks and other such measures as may be introduced in the future generate higher operating costs for airlines. The Aviation Security Act mandates improved flight deck security, deployment of federal air marshals on board flights, improved airport perimeter access security, airline crew security training, enhanced security screening of passengers, baggage, cargo, mail, employees and vendors, enhanced training and qualifications of security screening personnel, additional provision of passenger data to U.S. Customs and enhanced background checks. A concurrent increase in airport security charges and procedures, such as restrictions on carry-on baggage, has also had and may continue to have a disproportionate impact on short-haul travel, which constitutes a significant portion of our flying and revenue.

Changes in government regulation could increase our operating costs and limit our ability to conduct our business.
Airlines are subject to extensive regulatory requirements. In the last several years, Congress has passed laws, and the DOT, the FAA, the TSA and the Department of Homeland Security have issued a number of directives and other regulations. These requirements impose substantial costs on airlines. On October 10, 2008, the FAA finalized new rules governing flight operations at the three major New York airports. These rules did not take effect because of a legal challenge, but the FAA has pushed forward with a reduction in the number of flights per hour at LaGuardia. The FAA is attempting to work with carriers on a voluntary basis to implement its new lower operations cap at LaGuardia. If this is not successful, the FAA may resort to other methods to reduce congestion in New York. Additionally, the DOT recently finalized a policy change that will permit airports to charge differentiated landing fees during congested periods, which could impact our ability to serve certain markets in the future. This decision was recently upheld by the District of Columbia Circuit Court of Appeals. The Obama Administration has not yet indicated how it intends to move forward on the issue of congestion management in the New York region.
The FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures or operational restrictions.  Some FAA requirements cover, among other things, retirement of older aircraft, security measures, collision avoidance systems, airborne windshear avoidance systems, noise abatement, other environmental concerns, fuel tank inerting, crew scheduling, aircraft operation and safety and increased inspections and maintenance procedures to be conducted on older aircraft. Our failure to timely comply with these requirements can result in fines and other enforcement actions by the FAA or other regulators. For example, on October 14, 2009, the FAA proposed a fine of $5.4 million with respect to certain alleged violations and we are in discussions with the agency regarding resolution of this matter. Additionally, new proposals by the FAA to further regulate flight crew duty times could increase our costs and reduce staffing flexibility.
The DOT finalized rules, taking effect on April 29, 2010, requiring new procedures for customer handling during long onboard delays, as well as additional reporting requirements for airlines that could increase the cost of airline operations or reduce revenues. The DOT has been aggressively investigating alleged violations of the new rules. In addition, the DOT released a second set of proposed new rules addressing concerns about how airlines handle interactions with passengers through the reservations process, at the airport and on board the aircraft. The comment period on the proposed rules ends later this summer. We anticipate that any new rules will take effect in 2011.
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
There is increasing global regulatory focus on climate change and greenhouse gas emissions. In particular, the United States and the EU have developed regulatory requirements that may affect our business. The U.S. Congress is considering climate-related legislation to reduce emissions of greenhouse gases. Several states have also developed measures to regulate emissions of greenhouse gases, primarily through the planned development of greenhouse gas emissions inventories and/or regional greenhouse gas cap and trade programs. In late 2009 and early 2010, the U.S. EPA adopted regulations requiring reporting of greenhouse gas emissions from certain facilities and updating the renewable fuels standard, and is considering additional regulation of greenhouse gases under the existing federal Clean Air Act. In addition, the EU has adopted legislation to include aviation within the EU’s existing greenhouse gas emission trading scheme effective in 2012. This legislation has been legally challenged in the EU but we have had to begin complying and incurred additional costs as a result of this legislation. While we cannot yet determine what the final regulatory programs will be in the U.S., the EU or in other areas in which we do business, such climate change-related regulatory activity in the future may adversely affect our business and financial results.
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
Many of our commercial partners, including credit card companies, have imposed data security standards that we must meet. In particular, we are required by the Payment Card Industry Security Standards Council, founded by the credit card companies, to comply with their highest level of data security standards. While we continue our efforts to meet these standards, new and revised standards may be imposed that may be difficult for us to meet.
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
The success of our business depends on, among other things, the ability to operate an optimum number and type of aircraft. In many cases, the aircraft we intend to operate are not yet in our fleet, but we have contractual commitments to purchase or lease them. If for any reason we were unable to accept or secure deliveries of new aircraft on contractually scheduled delivery dates, this could have a negative impact on our business, operations and financial performance. Our failure to integrate newly purchased aircraft into our fleet as planned might require us to seek extensions of the terms for some leased aircraft. Such unanticipated extensions may require us to operate existing aircraft beyond the point at which it is economically optimal to retire them, resulting in increased maintenance costs. If new aircraft orders are not filled on a timely basis, we could face higher monthly rental rates.
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
The terrorist attacks of September 11, 2001 led to a significant increase in insurance premiums and a decrease in the insurance coverage available to commercial air carriers. Accordingly, our insurance costs increased significantly and our ability to continue to obtain insurance even at current prices remains uncertain. In addition, we have obtained third-party war risk (terrorism) insurance through a special program administered by the FAA, resulting in lower premiums than if we had obtained this insurance in the commercial insurance market. The program has been extended, with the same conditions and premiums, until December 31, 2010. If the federal insurance program terminates, we would likely face a material increase in the cost of war risk insurance. The failure of one or more of our insurers could result in a lack of coverage for a period of time. Additionally, severe disruptions in the domestic and global financial markets could adversely impact the claims paying ability of some insurers. Future downgrades in the ratings of enough insurers could adversely impact both the availability of appropriate insurance coverage and its cost. Because of competitive pressures in our industry, our ability to pass additional insurance costs to passengers is limited. As a result, further increases in insurance costs or reductions in available insurance coverage could have an adverse impact on our financial results.
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
As a result of our international operations, we have significant operating revenues and expenses, as well as assets and liabilities, denominated in foreign currencies. Fluctuations in foreign currencies can significantly affect our operating performance and the value of our assets and liabilities located outside of the United States.

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
•
a requirement that holders of at least 80% of the voting power of the shares entitled to vote in the election of directors approve any amendment of our amended and restated bylaws submitted to stockholders for approval; and

•	super-majority voting requirements to modify or amend specified provisions of US Airways Group’s amended and restated certificate of incorporation.
These provisions are not intended to prevent a takeover, but are intended to protect and maximize the value of US Airways Group’s stockholders’ interests. While these provisions have the effect of encouraging persons seeking to acquire control of our company to negotiate with our board of directors, they could enable our board of directors to prevent a transaction that some, or a majority, of our stockholders might believe to be in their best interests and, in that case, may prevent or discourage attempts to remove and replace incumbent directors. In addition, US Airways Group is subject to the provisions of Section 203 of the Delaware General Corporation Law, which prohibits business combinations with interested stockholders. Interested stockholders do not include stockholders whose acquisition of US Airways Group’s securities is approved by the board of directors prior to the investment under Section 203.
Our charter documents include provisions limiting voting and ownership of our equity interests, which includes our common stock and our convertible notes, by foreign owners.
Our charter documents provide that, consistent with the requirements of Subtitle VII of Title 49 of the United States Code, as amended, or as the same may be from time to time amended (the “Aviation Act”), any person or entity who is not a “citizen of the United States” (as defined under the Aviation Act and administrative interpretations issued by the DOT, its predecessors and successors, from time to time), including any agent, trustee or representative of such person or entity (a “non-citizen”), shall not own (beneficially or of record) and/or control more than (a) 24.9% of the aggregate votes of all of our outstanding equity securities (as defined, which definition includes our capital stock, securities convertible into or exchangeable for shares of our capital stock, including our outstanding convertible notes, and any options, warrants or other rights to acquire capital stock) (the “voting cap amount”) or (b) 49.9% of our outstanding equity securities (the “absolute cap amount”). If non-citizens nonetheless at any time own and/or control more than the voting cap amount, the voting rights of the equity securities in excess of the voting cap amount shall be automatically suspended in accordance with the provisions of our bylaws. Voting rights of equity securities, if any, owned (beneficially or of record) by non-citizens shall be suspended in reverse chronological order based upon the date of registration in the foreign stock record. Further, if at any time a transfer of equity securities to a non-citizen would result in non-citizens owning more than the absolute cap amount, such transfer shall be void and of no effect, in accordance with provisions of our bylaws. Certificates for our equity securities must bear a legend set forth in our amended and restated certificate of incorporation stating that such equity securities are subject to the foregoing restrictions. Under our bylaws, it is the duty of each stockholder who is a non-citizen to register his, her or its equity securities on our foreign stock record. In addition, our bylaws provide that in the event that non-citizens shall own (beneficially or of record) or have voting control over any equity securities, the voting rights of such persons shall be subject to automatic suspension to the extent required to ensure that we are in compliance with applicable provisions of law and regulations relating to ownership or control of a United States air carrier. In the event that we determine that the equity securities registered on the foreign stock record or the stock records of the Company exceed the absolute cap amount, sufficient shares shall be removed from the foreign stock record and the stock records of the Company so that the number of shares entered therein does not exceed the absolute cap amount. Shares of equity securities shall be removed from the foreign stock record and the stock records of the Company in reverse chronological order based on the date of registration in the foreign stock record and the stock records of the Company.

Item 5. Exhibits

Exhibit No.	Description
10.1	Amendment No. 7, dated as of April 1, 2010, to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement, dated as of October 2, 2007, between Airbus S.A.S. and US Airways, Inc.*

31.1	Certification of US Airways Group’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of US Airways Group’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of US Airways’ Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.4	Certification of US Airways’ Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of US Airways Group’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of US Airways’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted under a request for confidential treatment and filed separately with the United States Securities and Exchange Commission.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

US Airways Group, Inc. (Registrant)
Date: July 20, 2010	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

US Airways, Inc. (Registrant)
Date: July 20, 2010	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
10.1	Amendment No. 7, dated as of April 1, 2010, to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement, dated as of October 2, 2007, between Airbus S.A.S. and US Airways, Inc.*

31.1	Certification of US Airways Group’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of US Airways Group’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of US Airways’ Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.4	Certification of US Airways’ Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of US Airways Group’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of US Airways’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted under a request for confidential treatment and filed separately with the United States Securities and Exchange Commission.