Form 10-Q
period 2010-09-30
US AIRWAYS GROUP INC; US AIRWAYS INC
filed 2010-10-20
CIK 701345, 714560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
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
As of October 15, 2010, there were approximately 161,533,485 shares of US Airways Group, Inc. common stock outstanding.
As of October 15, 2010, US Airways, Inc. had 1,000 shares of common stock outstanding, all of which were held by US Airways Group, Inc.

US Airways Group, Inc.
US Airways, Inc.
Form 10-Q
Quarterly Period Ended September 30, 2010

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

Item 1A. Condensed Consolidated Financial Statements of US Airways Group, Inc.
US Airways Group, Inc.
Condensed Consolidated Statements of Operations
(In millions, except share and per share amounts)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Operating revenues:
Mainline passenger	$2,066	$1,757	$5,800	$5,092
Express passenger	746	662	2,114	1,856
Cargo	37	23	107	67
Other	330	277	980	817

Total operating revenues	3,179	2,719	9,001	7,832
Operating expenses:
Aircraft fuel and related taxes	625	534	1,775	1,353
Loss on fuel hedging instruments, net	—	2	—	7
Salaries and related costs	579	553	1,708	1,653
Express expenses	694	654	2,027	1,882
Aircraft rent	168	171	508	523
Aircraft maintenance	160	174	479	532
Other rent and landing fees	143	148	413	422
Selling expenses	118	99	320	291
Special items, net	3	15	(1)	22
Depreciation and amortization	65	63	189	185
Other	309	300	907	859

Total operating expenses	2,864	2,713	8,325	7,729

Operating income	315	6	676	103
Nonoperating income (expense):
Interest income	2	5	11	17
Interest expense, net	(83)	(81)	(252)	(229)
Other, net	7	(10)	41	(16)

Total nonoperating expense, net	(74)	(86)	(200)	(228)

Income (loss) before income taxes	241	(80)	476	(125)
Income tax provision	1	—	1	—

Net income (loss)	$240	$(80)	$475	$(125)

Earnings (loss) per common share:
Basic earnings (loss) per common share	$1.49	$(0.60)	$2.94	$(1.01)
Diluted earnings (loss) per common share	$1.22	$(0.60)	$2.45	$(1.01)
Shares used for computation (in thousands):
Basic	161,464	132,985	161,290	123,632
Diluted	204,535	132,985	200,775	123,632
See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$1,885	$1,299
Investments in marketable securities	55	—
Accounts receivable, net	371	285
Materials and supplies, net	223	227
Prepaid expenses and other	538	520

Total current assets	3,072	2,331
Property and equipment
Flight equipment	4,105	3,852
Ground property and equipment	824	883
Less accumulated depreciation and amortization	(1,250)	(1,151)

	3,679	3,584
Equipment purchase deposits	91	112

Total property and equipment	3,770	3,696
Other assets
Other intangibles, net of accumulated amortization of $133 million and $113 million, respectively	483	503
Restricted cash	389	480
Investments in marketable securities	59	203
Other assets	233	241

Total other assets	1,164	1,427

Total assets	$8,006	$7,454

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current maturities of debt and capital leases	$441	$502
Accounts payable	372	337
Air traffic liability	1,036	778
Accrued compensation and vacation	256	178
Accrued taxes	154	141
Other accrued expenses	790	853

Total current liabilities	3,049	2,789
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	3,987	4,024
Deferred gains and credits, net	342	377
Postretirement benefits other than pensions	128	130
Employee benefit liabilities and other	426	489

Total noncurrent liabilities and deferred credits	4,883	5,020
Commitments and contingencies
Stockholders’ equity (deficit)
Common stock, $0.01 par value; 400,000,000 shares authorized, 161,950,734 and 161,533,110 shares issued and outstanding at September 30, 2010; 161,520,457 and 161,102,833 shares issued and outstanding at December 31, 2009	2	2
Additional paid-in capital	2,117	2,107
Accumulated other comprehensive income	34	90
Accumulated deficit	(2,066)	(2,541)
Treasury stock, common stock, 417,624 shares at September 30, 2010 and December 31, 2009	(13)	(13)

Total stockholders’ equity (deficit)	74	(355)

Total liabilities and stockholders’ equity (deficit)	$8,006	$7,454

See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Net cash provided by operating activities	$789	$130
Cash flows from investing activities:
Purchases of property and equipment	(133)	(731)
Purchases of marketable securities	(180)	—
Sales of marketable securities	268	20
Decrease in long-term restricted cash	91	10
Proceeds from sale-leaseback transactions and dispositions of property and equipment	3	55

Net cash provided by (used in) investing activities	49	(646)
Cash flows from financing activities:
Repayments of debt and capital lease obligations	(367)	(271)
Proceeds from issuance of debt	120	803
Deferred financing costs	(5)	(11)
Proceeds from issuance of common stock, net	—	203

Net cash provided by (used in) financing activities	(252)	724

Net increase in cash and cash equivalents	586	208
Cash and cash equivalents at beginning of period	1,299	1,034

Cash and cash equivalents at end of period	$1,885	$1,242

Non-cash investing and financing activities:
Note payables issued for aircraft purchases	$111	$136
Interest payable converted to debt	33	29
Net unrealized loss (gain) on available-for-sale securities	1	(51)
Deposit applied to principal repayment on debt	(31)	—
Maintenance payable converted to debt	—	13
Supplemental information:
Interest paid, net of amounts capitalized	$181	$165
Income taxes paid	1	—
See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of US Airways Group, Inc. (“US Airways Group” or the “Company”) should be read in conjunction with the consolidated financial statements contained in US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2009. The accompanying unaudited condensed consolidated financial statements include the accounts of US Airways Group and its wholly owned subsidiaries. Wholly owned subsidiaries include US Airways, Inc. (“US Airways”), Piedmont Airlines, Inc. (“Piedmont”), PSA Airlines, Inc. (“PSA”), Material Services Company, Inc. (“MSC”) and Airways Assurance Limited (“AAL”). All significant intercompany accounts and transactions have been eliminated.
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

2. Special Items, Net
Special items, net as shown on the condensed consolidated statements of operations included the following charges (credits) for the three and nine months ended September 30, 2010 and 2009 (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Aviation Security Infrastructure Fee (“ASIF”) refund (a)	$—	$—	$(16)	$—
Other costs (b)	3	—	10	—
Aircraft costs (c)	—	10	5	16
Severance and other charges (d)	—	5	—	6

Special items, net	$3	$15	$(1)	$22

(a)	In the nine months ended September 30, 2010, the Company recorded a $16 million refund of ASIF paid to the Transportation Security Administration (“TSA”) during the years 2005 to 2009.

(b)
In the three months ended September 30, 2010, the Company recorded $3 million in other net special charges. In the nine months ended September 30, 2010, the Company recorded other net special charges of $10 million, which included a settlement and corporate transaction costs.

(c)	In the nine months ended September 30, 2010, the Company recorded $5 million in aircraft costs as a result of previously announced capacity reductions.

In the three and nine months ended September 30, 2009, the Company recorded $10 million and $16 million in aircraft costs, respectively, as a result of capacity reductions.

(d)	In the three and nine months ended September 30, 2009, the Company recorded $5 million and $6 million in severance and other charges, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Basic earnings (loss) per share:
Net income (loss)	$240	$(80)	$475	$(125)

Weighted average common shares outstanding (in thousands)	161,464	132,985	161,290	123,632

Basic earnings (loss) per share	$1.49	$(0.60)	$2.94	$(1.01)

Diluted earnings (loss) per share:
Net income (loss)	$240	$(80)	$475	$(125)
Interest expense on 7.25% convertible senior notes	6	—	17	—
Interest expense on 7% senior convertible notes	3	—	—	—

Net income (loss) for purposes of computing diluted earnings (loss) per share	$249	$(80)	$492	$(125)

Share computation (in thousands):
Weighted average common shares outstanding	161,464	132,985	161,290	123,632
Dilutive effect of stock awards	2,307	—	1,739	—
Assumed conversion of 7.25% convertible senior notes	37,746	—	37,746	—
Assumed conversion of 7% senior convertible notes	3,018	—	—	—

Weighted average common shares outstanding as adjusted	204,535	132,985	200,775	123,632

Diluted earnings (loss) per share	$1.22	$(0.60)	$2.45	$(1.01)

For the three and nine months ended September 30, 2010, the adjustments to net income for purposes of computing diluted EPS are net of the related effect of profit sharing.
For the three and nine months ended September 30, 2010, 1,873,853 and 1,857,322 shares, respectively, underlying stock options, SARs and RSUs were not included in the computation of diluted EPS because inclusion of such shares would be antidilutive. For the three and nine months ended September 30, 2010, 2,829,908 and 4,603,283 SARs, respectively, were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of common stock for the period. In addition, for the nine months ended September 30, 2010, 3,038,590 incremental shares from the assumed conversion of the 7% Senior Convertible Notes (the “7% notes”) were excluded from the computation of diluted EPS due to their antidilutive effect. Refer to Note 4 for further discussion of the 7% notes.
For the three and nine months ended September 30, 2009, 6,136,243 and 4,642,232 shares, respectively, underlying stock options, SARs and RSUs were not included in the computation of diluted EPS because inclusion of such shares would be antidilutive. For the three and nine months ended September 30, 2009, 5,992,184 and 6,646,720 SARs, respectively, were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of common stock for the period. In addition, for each of the three and nine months ended September 30, 2009, 3,048,914 incremental shares from the assumed conversion of the 7% notes were excluded from the computation of diluted EPS due to their antidilutive effect. For the three and nine months ended September 30, 2009, 37,746,174 and 19,357,012 incremental shares, respectively, from the assumed conversion of the 7.25% convertible senior notes were excluded from the computation of diluted EPS due to their antidilutive effect.

4. Debt
The following table details the Company’s debt (in millions). Variable interest rates listed are the rates as of September 30, 2010.

	September 30,	December 31,
	2010	2009
Secured
Citicorp North America loan, variable interest rate of 2.76%, installments due through 2014	$1,152	$1,168
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.66% to 10.52%, maturing from 2010 to 2029	2,286	2,201
Aircraft enhanced equipment trust certificates (“EETCs”), fixed interest rates ranging from 7.08% to 9.01%, maturing from 2015 to 2022	469	505
Other secured obligations, fixed interest rates ranging from 8% to 8.08%, maturing from 2015 to 2021	79	84
Senior secured discount notes	—	32

	3,986	3,990
Unsecured
Barclays prepaid miles, variable interest rate of 5.01%, interest only payments	200	200
Airbus advance, repayments through 2018	238	247
7.25% convertible senior notes, interest only payments until due in 2014	172	172
7% senior convertible notes, interest only payments until due in 2020 (a)	5	74
Industrial development bonds, fixed interest rate of 6.3%, interest only payments until due in 2023	29	29
Other unsecured obligations, maturing from 2011 to 2012	27	81

	671	803

Total long-term debt and capital lease obligations	4,657	4,793
Less: Total unamortized discount on debt	(229)	(267)
Current maturities, less $9 million of unamortized discount on debt at December 31, 2009	(441)	(502)

Long-term debt and capital lease obligations, net of current maturities	$3,987	$4,024

The Company was in compliance with the covenants in its debt agreements at September 30, 2010.

(a)
Prior to September 30, 2010, the Company had $74 million of principal amount outstanding under its 7% notes. Holders had the right to require the Company to purchase for cash or shares or a combination thereof, at the Company’s election, all or a portion of their 7% notes on September 30, 2010 at a purchase price equal to 100% of the principal amount of the 7% notes to be repurchased plus accrued and unpaid interest, if any, to the purchase date. As of September 30, 2010, $69 million of the 7% notes outstanding were validly surrendered for purchase and the Company paid $69 million in cash to satisfy the aggregate purchase price. The principal amount of the remaining 7% notes outstanding as of September 30, 2010 was $5 million.

2010 Financing Transactions
In the first quarter of 2010, US Airways borrowed $181 million to finance Airbus aircraft deliveries. These financings bear interest at a rate of LIBOR plus an applicable margin and contain default provisions and other covenants that are typical in the industry.
In the third quarter of 2010, US Airways Group borrowed $30 million to finance airport construction activities in Philadelphia. These notes bear interest at fixed rates and are secured by certain US Airways’ leasehold interests. The notes payable mature from 2020 to 2029.
Fair Value of Debt
The fair value of the Company’s long-term debt and capital lease obligations was approximately $3.95 billion at each of September 30, 2010 and December 31, 2009, respectively. The fair values were estimated using quoted market prices where available. For long-term debt not actively traded, fair values were estimated using a discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

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
During the three and nine months ended September 30, 2010, the Company utilized NOLs to reduce its income tax obligation. Utilization of these NOLs results in a corresponding decrease in the valuation allowance. As this valuation allowance was established through the recognition of tax expense, the decrease in the valuation allowance offsets the Company’s tax provision dollar for dollar. During the three and nine months ended September 30, 2010, the Company recorded $1 million of state income tax expense related to certain states where NOLs were either limited or not available to be used.
The Company reported a loss in the nine months ended September 30, 2009, and the Company did not record a tax benefit in any 2009 period as its net deferred tax assets which include the NOLs are subject to a full valuation allowance.
6. Express Expenses
Expenses associated with the Company’s wholly owned regional airlines and affiliate regional airlines operating as US Airways Express are classified as Express expenses on the condensed consolidated statements of operations. Express expenses consist of the following (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Aircraft fuel and related taxes	$197	$171	$562	$438
Salaries and related costs	63	63	189	187
Capacity purchases	272	271	809	802
Aircraft rent	13	13	39	39
Aircraft maintenance	19	19	55	62
Other rent and landing fees	33	30	96	91
Selling expenses	48	41	128	115
Special items, net (a)	—	—	(1)	—
Depreciation and amortization	6	6	18	18
Other expenses	43	40	132	130

Express expenses	$694	$654	$2,027	$1,882

(a)	In the nine months ended September 30, 2010, the Company recorded a $1 million refund for its Express subsidiaries of ASIF paid to the TSA during the years 2005 to 2009.
7. Derivative Instruments
Since the third quarter of 2008, the Company has not entered into any new transactions to hedge its fuel consumption, and the Company has not had any fuel hedging contracts outstanding since the third quarter of 2009. In the three and nine months ended September 30, 2009, the Company recognized $50 million and $382 million, respectively, of net realized losses on settled fuel hedging transactions, offset by $48 million and $375 million, respectively, of net unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments. In mark-to-market accounting, the unrealized losses recognized in prior periods are reversed as hedge transactions are settled.

8. Investments in Marketable Securities
Current
As of September 30, 2010, the Company held $55 million of investments in debt securities, which are classified as held-to-maturity. Held-to-maturity investments are carried at amortized cost, which approximates fair value. These debt securities consist of investments in treasury bills with original maturity dates of six months or less.
Noncurrent
As of September 30, 2010, the Company held auction rate securities with a fair value of $59 million ($93 million at par value), which are classified as available-for-sale securities and noncurrent assets on the Company’s condensed consolidated balance sheets. Contractual maturities for these auction rate securities range from 23 to 42 years, with 81% of the Company’s portfolio maturing within the next 30 years (2033 — 2036) and 19% maturing thereafter (2052). As a result of the liquidity issues experienced in the global credit and capital markets, all of the Company’s auction rate securities have experienced failed auctions since August 2007. Refer to Note 9 for discussion on how the Company determines the fair value of its investments in auction rate securities.
In the nine months ended September 30, 2010, the Company sold certain investments in auction rate securities for net proceeds of $143 million, resulting in a $53 million net realized gain recorded in nonoperating expense, net, of which $52 million represents the reclassification of prior period net unrealized gains from other comprehensive income as determined on a specific-identification basis. Net proceeds for all of these sale transactions approximated the carrying amount of the Company’s investments. Additionally, in the nine months ended September 30, 2010, the Company recorded net unrealized losses of $1 million in other comprehensive income, all of which was recognized in the first quarter of 2010 and offset previously recognized unrealized gains, related to the decline in fair value of certain investments in auction rate securities.
In the three and nine months ended September 30, 2009, the Company recorded $3 million and $10 million, respectively, of other-than-temporary impairment charges in other nonoperating expense, net, related to the decline in fair value of certain investments in auction rate securities.
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
At September 30, 2010
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

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (in millions):

Investments in
Marketable
Securities
(Noncurrent)
Balance at December 31, 2009	$203
Sales of marketable securities	(143)
Net unrealized losses recorded to other comprehensive income	(1)

Balance at September 30, 2010	$59

10. Other Comprehensive Income (Loss)
The Company’s other comprehensive income (loss) consisted of the following (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income (loss)	$240	$(80)	$475	$(125)
Recognition of net realized gains on sale of available-for-sale securities	—	—	(52)	—
Net unrealized gains (losses) on available-for-sale securities	—	17	(1)	51
Pension and other postretirement benefits	(1)	(2)	(3)	(7)

Total comprehensive income (loss)	$239	$(65)	$419	$(81)

The components of accumulated other comprehensive income were as follows (in millions):

	September 30,	December 31,
	2010	2009
Pension and other postretirement benefits	$52	$55
Available-for-sale securities	(18)	35

Accumulated other comprehensive income	$34	$90

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
In February 2010, the FAA issued a proposed order conditionally approving the transaction. However, the proposed order required the divestiture of 20 of the 125 slot pairs involved at LaGuardia and 14 of the 42 slot pairs at Washington National. In March 2010, Delta and US Airways announced a proposed alternative transaction which contemplated fewer divestitures than required by the FAA’s February 2010 proposed order. In a final decision dated May 4, 2010, the FAA rejected the alternative transaction proposed by Delta and US Airways, and affirmed its proposed order. In connection with this action by the FAA, Delta and US Airways were obligated to advise the FAA no later than July 2, 2010 whether they intended to proceed with the transaction as described in the FAA’s May 4, 2010 action. On July 2, 2010, Delta and US Airways jointly advised the FAA that they did not intend to proceed with the transaction under the conditions imposed by the FAA, and that Delta and US Airways were prepared to complete the transaction without those conditions. Also on July 2, 2010, Delta and US Airways jointly filed with the United States Circuit Court of Appeals for the District of Columbia Circuit a notice of appeal of the FAA’s order seeking to set the FAA’s order aside. The Company cannot predict the outcome of this judicial proceeding or whether a slot transaction with Delta will be completed.
12. Subsequent Event
In October 2010, US Airways and Mesa Air Group, Inc. (“Mesa”) have signed a non-binding term sheet which outlines an agreement in principle for the extension of 39 months from the current scheduled expiration of June 30, 2012, for the operation of 38 CRJ900 aircraft under the companies’ codeshare and revenue sharing agreement. The term sheet also includes a reduction in the rates paid by US Airways to Mesa to operate those aircraft. The transaction contemplated by the term sheet is subject to a number of conditions, including the negotiation and execution of definitive documents, approval by the US Airways and Mesa boards of directors, US Airways’ approval of Mesa’s Plan of Reorganization, and approval by the U.S. Bankruptcy Court.

Item 1B. Condensed Consolidated Financial Statements of US Airways, Inc.
US Airways, Inc.
Condensed Consolidated Statements of Operations
(In millions)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Operating revenues:
Mainline passenger	$2,066	$1,757	$5,800	$5,092
Express passenger	746	662	2,114	1,856
Cargo	37	23	107	67
Other	368	316	1,089	930

Total operating revenues	3,217	2,758	9,110	7,945
Operating expenses:
Aircraft fuel and related taxes	625	534	1,775	1,353
Loss on fuel hedging instruments, net	—	2	—	7
Salaries and related costs	579	553	1,708	1,653
Express expenses	727	689	2,123	1,975
Aircraft rent	168	171	508	523
Aircraft maintenance	160	174	479	532
Other rent and landing fees	143	148	413	422
Selling expenses	118	99	320	291
Special items, net	3	15	(1)	22
Depreciation and amortization	67	65	196	192
Other	316	307	927	879

Total operating expenses	2,906	2,757	8,448	7,849

Operating income	311	1	662	96
Nonoperating income (expense):
Interest income	2	5	11	17
Interest expense, net	(59)	(64)	(179)	(189)
Other, net	10	(10)	42	(18)

Total nonoperating expense, net	(47)	(69)	(126)	(190)

Income (loss) before income taxes	264	(68)	536	(94)
Income tax provision	1	—	1	—

Net income (loss)	$263	$(68)	$535	$(94)

See accompanying notes to the condensed consolidated financial statements.

US Airways, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$1,823	$1,209
Investments in marketable securities	55	—
Accounts receivable, net	369	282
Materials and supplies, net	189	188
Prepaid expenses and other	514	507

Total current assets	2,950	2,186
Property and equipment
Flight equipment	3,959	3,710
Ground property and equipment	795	856
Less accumulated depreciation and amortization	(1,189)	(1,098)

	3,565	3,468
Equipment purchase deposits	91	112

Total property and equipment	3,656	3,580
Other assets
Other intangibles, net of accumulated amortization of $124 million and $106 million, respectively	449	467
Restricted cash	389	480
Investments in marketable securities	59	203
Other assets	204	207

Total other assets	1,101	1,357

Total assets	$7,707	$7,123

LIABILITIES & STOCKHOLDER’S EQUITY
Current liabilities
Current maturities of debt and capital leases	$425	$418
Accounts payable	356	319
Payables to related parties, net	586	642
Air traffic liability	1,036	778
Accrued compensation and vacation	247	171
Accrued taxes	154	142
Other accrued expenses	752	815

Total current liabilities	3,556	3,285
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	2,589	2,667
Deferred gains and credits, net	295	317
Postretirement benefits other than pensions	127	129
Employee benefit liabilities and other	406	470

Total noncurrent liabilities and deferred credits	3,417	3,583
Commitments and contingencies
Stockholder’s equity
Common stock, $1 par value, 1,000 shares issued and outstanding	—	—
Additional paid-in capital	2,445	2,445
Accumulated other comprehensive income	38	94
Accumulated deficit	(1,749)	(2,284)

Total stockholder’s equity	734	255

Total liabilities and stockholder’s equity	$7,707	$7,123

See accompanying notes to the condensed consolidated financial statements.

US Airways, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Net cash provided by operating activities	$749	$211
Cash flows from investing activities:
Purchases of property and equipment	(122)	(727)
Purchases of marketable securities	(180)	—
Sales of marketable securities	268	20
Decrease in long-term restricted cash	91	10
Proceeds from sale-leaseback transactions and dispositions of property and equipment	3	55

Net cash provided by (used in) investing activities	60	(642)
Cash flows from financing activities:
Repayments of debt and capital lease obligations	(282)	(255)
Proceeds from issuance of debt	90	631
Deferred financing costs	(3)	(6)

Net cash provided by (used in) financing activities	(195)	370

Net increase (decrease) in cash and cash equivalents	614	(61)
Cash and cash equivalents at beginning of period	1,209	1,026

Cash and cash equivalents at end of period	$1,823	$965

Non-cash investing and financing activities:
Note payables issued for aircraft purchases	$111	$136
Interest payable converted to debt	33	29
Net unrealized loss (gain) on available-for-sale securities	1	(51)
Deposit applied to principal repayment on debt	(31)	—
Forgiveness of intercompany payable to US Airways Group	—	600
Maintenance payable converted to debt	—	13
Supplemental information:
Interest paid, net of amounts capitalized	$132	$126
Income taxes paid	1	—
See accompanying notes to the condensed consolidated financial statements.

US Airways, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of US Airways, Inc. (“US Airways”) should be read in conjunction with the consolidated financial statements contained in US Airways’ Annual Report on Form 10-K for the year ended December 31, 2009. US Airways is a wholly owned subsidiary of US Airways Group, Inc. (“US Airways Group”). The accompanying unaudited condensed consolidated financial statements include the accounts of US Airways and its wholly owned subsidiary, US Airways Holdings, LLC. US Airways, LLC and its wholly owned subsidiary, FTCHP LLC, are wholly owned subsidiaries of US Airways Holdings, LLC. All significant intercompany accounts and transactions between US Airways and its wholly owned subsidiaries have been eliminated.
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

2. Special Items, Net
Special items, net as shown on the condensed consolidated statements of operations included the following charges (credits) for the three and nine months ended September 30, 2010 and 2009 (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Aviation Security Infrastructure Fee (“ASIF”) refund (a)	$—	$—	$(16)	$—
Other costs (b)	3	—	10	—
Aircraft costs (c)	—	10	5	16
Severance and other charges (d)	—	5	—	6

Special items, net	$3	$15	$(1)	$22

(a)	In the nine months ended September 30, 2010, US Airways recorded a $16 million refund of ASIF paid to the Transportation Security Administration (“TSA”) during the years 2005 to 2009.

(b)
In the three months ended September 30, 2010, US Airways recorded $3 million in other net special charges. In the nine months ended September 30, 2010, US Airways recorded other net special charges of $10 million, which included a settlement and corporate transaction costs.

(c)	In the nine months ended September 30, 2010, US Airways recorded $5 million in aircraft costs as a result of previously announced capacity reductions.

In the three and nine months ended September 30, 2009, US Airways recorded $10 million and $16 million in aircraft costs, respectively, as a result of capacity reductions.

(d)	In the three and nine months ended September 30, 2009, US Airways recorded $5 million and $6 million in severance and other charges, respectively.

3. Debt
The following table details US Airways’ debt (in millions). Variable interest rates listed are the rates as of September 30, 2010.

	September 30,	December 31,
	2010	2009
Secured
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.66% to 10.52%, maturing from 2010 to 2021	$2,256	$2,201
Aircraft enhanced equipment trust certificates (“EETCs”), fixed interest rates ranging from 7.08% to 9.01%, maturing from 2015 to 2022	469	505
Other secured obligations, fixed interest rates ranging from 8% to 8.08%, maturing from 2015 to 2021	79	84
Senior secured discount notes	—	32

	2,804	2,822
Unsecured
Airbus advance, repayments through 2018	238	247
Industrial development bonds, fixed interest rate of 6.3%, interest only payments until due in 2023	29	29
Other unsecured obligations, maturing from 2011 to 2012	27	81

	294	357

Total long-term debt and capital lease obligations	3,098	3,179
Less: Total unamortized discount on debt	(84)	(94)
Current maturities, less $4 million of unamortized discount on debt at December 31, 2009	(425)	(418)

Long-term debt and capital lease obligations, net of current maturities	$2,589	$2,667

US Airways was in compliance with the covenants in its debt agreements at September 30, 2010.
2010 Financing Transactions
In the first quarter of 2010, US Airways borrowed $181 million to finance Airbus aircraft deliveries. These financings bear interest at a rate of LIBOR plus an applicable margin and contain default provisions and other covenants that are typical in the industry.
Fair Value of Debt
The fair value of US Airways’ long-term debt and capital lease obligations was approximately $2.63 billion and $2.83 billion at September 30, 2010 and December 31, 2009, respectively. The fair values were estimated using quoted market prices where available. For long-term debt not actively traded, fair values were estimated using a discounted cash flow analysis, based on US Airways’ current incremental borrowing rates for similar types of borrowing arrangements.
4. Related Party Transactions
The following represents the net payable balances to related parties (in millions):

	September 30, 2010	December 31, 2009
US Airways Group	$543	$607
US Airways Group’s wholly owned subsidiaries	43	35

	$586	$642

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
During the three and nine months ended September 30, 2010, US Airways utilized NOLs to reduce its income tax obligation. Utilization of these NOLs results in a corresponding decrease in the valuation allowance. As this valuation allowance was established through the recognition of tax expense, the decrease in the valuation allowance offsets US Airways’ tax provision dollar for dollar. During the three and nine months ended September 30, 2010, US Airways recorded $1 million of state income tax expense related to certain states where NOLs were either limited or not available to be used.
US Airways reported a loss in the nine months ended September 30, 2009, and US Airways did not record a tax benefit in any 2009 period as its net deferred tax assets which include the NOLs are subject to a full valuation allowance.
6. Express Expenses
Expenses associated with affiliate regional airlines operating as US Airways Express are classified as Express expenses on the condensed consolidated statements of operations. Express expenses consist of the following (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Aircraft fuel and related taxes	$197	$171	$563	$438
Salaries and related costs	6	6	18	18
Capacity purchases	428	425	1,267	1,261
Other rent and landing fees	27	24	80	75
Selling expenses	48	41	128	115
Other expenses	21	22	67	68

Express expenses	$727	$689	$2,123	$1,975

7. Derivative Instruments
Since the third quarter of 2008, US Airways has not entered into any new transactions to hedge its fuel consumption, and US Airways has not had any fuel hedging contracts outstanding since the third quarter of 2009. In the three and nine months ended September 30, 2009, US Airways recognized $50 million and $382 million, respectively, of net realized losses on settled fuel hedging transactions, offset by $48 million and $375 million, respectively, of net unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments. In mark-to-market accounting, the unrealized losses recognized in prior periods are reversed as hedge transactions are settled.

8. Investments in Marketable Securities
Current
As of September 30, 2010, US Airways held $55 million of investments in debt securities, which are classified as held-to-maturity. Held-to-maturity investments are carried at amortized cost, which approximates fair value. These debt securities consist of investments in treasury bills with original maturity dates of six months or less.
Noncurrent
As of September 30, 2010, US Airways held auction rate securities with a fair value of $59 million ($93 million at par value), which are classified as available-for-sale securities and noncurrent assets on US Airways’ condensed consolidated balance sheets. Contractual maturities for these auction rate securities range from 23 to 42 years, with 81% of US Airways’ portfolio maturing within the next 30 years (2033 — 2036) and 19% maturing thereafter (2052). As a result of the liquidity issues experienced in the global credit and capital markets, all of US Airways’ auction rate securities have experienced failed auctions since August 2007. Refer to Note 9 for discussion on how US Airways determines the fair value of its investments in auction rate securities.
In the nine months ended September 30, 2010, US Airways sold certain investments in auction rate securities for net proceeds of $143 million, resulting in a $53 million net realized gain recorded in nonoperating expense, net, of which $52 million represents the reclassification of prior period net unrealized gains from other comprehensive income as determined on a specific-identification basis. Net proceeds for all of these sale transactions approximated the carrying amount of US Airways’ investments. Additionally, in the nine months ended September 30, 2010, US Airways recorded net unrealized losses of $1 million in other comprehensive income, all of which was recognized in the first quarter of 2010 and offset previously recognized unrealized gains, related to the decline in fair value of certain investments in auction rate securities.
In the three and nine months ended September 30, 2009, US Airways recorded $3 million and $10 million, respectively, of other-than-temporary impairment charges in other nonoperating expense, net, related to the decline in fair value of certain investments in auction rate securities.
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
At September 30, 2010
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

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (in millions):

Investments in
Marketable
Securities
(Noncurrent)
Balance at December 31, 2009	$203
Sales of marketable securities	(143)
Net unrealized losses recorded to other comprehensive income	(1)

Balance at September 30, 2010	$59

10. Other Comprehensive Income (Loss)
US Airways’ other comprehensive income (loss) consisted of the following (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income (loss)	$263	$(68)	$535	$(94)
Recognition of net realized gains on sale of available-for-sale securities	—	—	(52)	—
Net unrealized gains (losses) on available-for-sale securities	—	17	(1)	51
Other postretirement benefits	(1)	(2)	(3)	(7)

Total comprehensive income (loss)	$262	$(53)	$479	$(50)

The components of accumulated other comprehensive income were as follows (in millions):

	September 30,	December 31,
	2010	2009
Other postretirement benefits	$56	$59
Available-for-sale securities	(18)	35

Accumulated other comprehensive income	$38	$94

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
In February 2010, the FAA issued a proposed order conditionally approving the transaction. However, the proposed order required the divestiture of 20 of the 125 slot pairs involved at LaGuardia and 14 of the 42 slot pairs at Washington National. In March 2010, Delta and US Airways announced a proposed alternative transaction which contemplated fewer divestitures than required by the FAA’s February 2010 proposed order. In a final decision dated May 4, 2010, the FAA rejected the alternative transaction proposed by Delta and US Airways, and affirmed its proposed order. In connection with this action by the FAA, Delta and US Airways were obligated to advise the FAA no later than July 2, 2010 whether they intended to proceed with the transaction as described in the FAA’s May 4, 2010 action. On July 2, 2010, Delta and US Airways jointly advised the FAA that they did not intend to proceed with the transaction under the conditions imposed by the FAA, and that Delta and US Airways were prepared to complete the transaction without those conditions. Also on July 2, 2010, Delta and US Airways jointly filed with the United States Circuit Court of Appeals for the District of Columbia Circuit a notice of appeal of the FAA’s order seeking to set the FAA’s order aside. US Airways cannot predict the outcome of this judicial proceeding or whether a slot transaction with Delta will be completed.
12. Subsequent Event
In October 2010, US Airways and Mesa Air Group, Inc. (“Mesa”) have signed a non-binding term sheet which outlines an agreement in principle for the extension of 39 months from the current scheduled expiration of June 30, 2012, for the operation of 38 CRJ900 aircraft under the companies’ codeshare and revenue sharing agreement. The term sheet also includes a reduction in the rates paid by US Airways to Mesa to operate those aircraft. The transaction contemplated by the term sheet is subject to a number of conditions, including the negotiation and execution of definitive documents, approval by the US Airways and Mesa boards of directors, US Airways’ approval of Mesa’s Plan of Reorganization, and approval by the U.S. Bankruptcy Court.

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
We operate the fifth largest airline in the United States as measured by domestic revenue passenger miles (“RPMs”) and available seat miles (“ASMs”). We have hubs in Charlotte, Philadelphia and Phoenix and a focus city in Washington, D.C. at Ronald Reagan Washington National Airport (“Washington National”). We offer scheduled passenger service on more than 3,100 flights daily to more than 200 communities in the United States, Canada, Mexico, Europe, the Middle East, the Caribbean, Central and South America. We also have an established East Coast route network, including the US Airways Shuttle service, with a substantial presence at Washington National. For the nine months ended September 30, 2010, we had approximately 39 million passengers boarding our mainline flights. As of September 30, 2010, we operated 339 mainline jets and were supported by our regional airline subsidiaries and affiliates operating as US Airways Express either under capacity purchase or prorate agreements, which operate approximately 234 regional jets and 60 turboprops.
The U.S. Airline Industry
Industry analysts have maintained predictions that 2010 will be a profitable year for the U.S. airline industry. Profitability has been driven by large increases in year-over-year revenue resulting from improved economic conditions and industry capacity discipline, as well as moderate fuel costs. In its most recent data available, the Air Transport Association of America (“ATA”) reported that passenger revenues increased 20% and 17% on a year-over-year basis in July and August 2010, respectively, with August 2010 marking the eighth consecutive month of revenue growth. Increased yields of 17% and 14% on a year-over-year basis in July and August 2010, respectively, were the key contributor to revenue growth. While analysts expect revenue to continue to increase on a year-over-year basis in the fourth quarter of 2010, the percentage increase is expected to be smaller. The revenue comparisons will become more difficult as the revenue recovery began in the third quarter of 2009 and accelerated in the fourth quarter of 2009.
International markets again outperformed domestic markets with respect to year-over-year improvements in revenue. ATA reported that U.S. airline international passenger revenues increased 36% and 27% on a year-over-year basis in July and August 2010, respectively. International markets were more severely impacted by the economic slowdown than domestic markets in 2009 due to their greater reliance on business travel, particularly premium and first class seating, to drive profitability. Cargo demand, which was also significantly impacted by the contraction of business spending in 2009, also showed ongoing improvement in the third quarter of 2010 as compared to 2009.
On average, the cost of fuel remained relatively constant during the third quarter of 2010. The average price of crude oil was $76.06 per barrel for the third quarter of 2010 as compared to $77.82 per barrel for the second quarter of 2010. Volatility in fuel costs did persist as the price of crude oil ranged from a high of $82.52 to a low of $71.24 per barrel. Accordingly, fuel price remains a risk for the industry as the current economic recovery may drive the cost of fuel higher more quickly than the industry can recover that cost with higher yields.
Liquidity risk for the industry currently appears relatively low. However, risk remains that the economy could slow down, the industry may add back capacity at levels which could depress yields or fuel costs may significantly rise.

US Airways
In the third quarter of 2010, we experienced year-over-year growth in revenues as a result of the improved economy and industry capacity discipline, while fuel costs remained moderate. Mainline and Express passenger revenues in the third quarter of 2010 increased $393 million, or 16.2%, on a 1.6% increase in total system capacity as compared to the 2009 period, which more than offset a $117 million increase in mainline and Express fuel costs. Similar to other U.S. carriers, we expect to be profitable for the full year 2010.
Revenue
The increase in mainline and Express passenger revenues was driven by a 13.6% increase in yields as compared to the 2009 period. Our mainline and Express passenger revenue per available seat mile (“PRASM”) was 12.3 cents in the third quarter of 2010, a 14.4% increase as compared to 10.75 cents in the 2009 period. Our revenues also benefited from our ancillary revenue initiatives, which generated $133 million in revenues for the third quarter of 2010, an increase of $23 million over the 2009 period. As a result of our ancillary revenues, our total revenue per available seat mile (“RASM”) increased by a greater amount. RASM was 13.9 cents in the third quarter of 2010, as compared to 12.08 cents in the 2009 period, representing a 15% improvement.
Fuel
The average mainline and Express price per gallon of fuel was $2.18 for the third quarter of 2010 as compared to an average cost per gallon of $1.90 in the third quarter of 2009, an increase of 14.8%. Accordingly, our mainline and Express fuel expense for the third quarter of 2010 was $117 million, or 16.7% higher than the 2009 period on a 1.6% increase in total system capacity.
Since the third quarter of 2008, we have not entered into any new transactions to hedge our fuel consumption, and we have not had any fuel hedging contracts outstanding since the third quarter of 2009.
Cost Control
We remain committed to maintaining a low cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: the health of the economy and the price of fuel. We continue to focus on matching capacity to demand. For the third quarter of 2010, our mainline and total system capacity were up 2.3% and 1.6%, respectively, as compared to the third quarter of 2009. For the full year 2010, mainline capacity is expected to be up approximately 1%, while total system capacity is expected to be up slightly.
The following table presents our mainline costs per available seat mile (“CASM”) for the three months ended September 30, 2010 and 2009:

			Percent
			Change
			Increase
	2010	2009	(Decrease)
	(In cents)
Mainline CASM excluding special items, fuel and profit sharing:
Total mainline CASM	11.34	11.00	3.1
Special items, net	(0.01)	(0.08)	(82.4)
Aircraft fuel and related taxes	(3.26)	(2.85)	14.4
Loss on fuel hedging instruments, net	—	(0.01)	nm
Profit sharing	(0.13)	—	nm

Total mainline CASM excluding special items, fuel and profit sharing (1)	7.93	8.06	(1.6)

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

Our mainline CASM excluding special items, fuel and profit sharing, decreased 0.13 cents, or 1.6%, from 8.06 cents in the third quarter of 2009 to 7.93 cents in the third quarter of 2010. The decrease in the 2010 period was primarily due to our ability to keep costs flat while increasing mainline capacity by 2.3%.

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
The third quarter of 2010 marked another quarter of strong operational performance for US Airways. In July and August 2010, we ranked first in baggage handling among the big five hub-and-spoke carriers as measured by the U.S. Department of Transportation (“DOT”). Additionally, in July and August 2010, we achieved a top-three ranking in on-time performance and in August 2010, achieved a top-three ranking in customer satisfaction among these same carriers.
We reported the following combined operating statistics to the DOT for mainline operations for the third quarter of 2010 and 2009:

	2010			2009			Percent Better (Worse) 2010-2009
	July	August	September (e)	July	August	September	July	August	September
On-time performance (a)	82.1	84.9	87.1	80.6	81.4	87.9	1.9	4.3	(0.9)
Completion factor (b)	98.9	99.2	99.4	98.9	99.0	99.5	—	0.2	(0.1)
Mishandled baggage (c)	2.60	2.36	2.00	2.75	2.90	2.14	5.5	18.6	6.5
Customer complaints (d)	1.71	1.92	1.25	1.20	1.10	0.88	(42.5)	(74.5)	(42.0)

(a)	Percentage of reported flight operations arriving on time as defined by the DOT.

(b)	Percentage of scheduled flight operations completed.

(c)	Rate of mishandled baggage reports per 1,000 passengers.

(d)	Rate of customer complaints filed with the DOT per 100,000 passengers.

(e)	September 2010 operating statistics are preliminary as the DOT has not issued its September 2010 Air Travel Consumer Report as of the date of this filing.
Liquidity Position
As of September 30, 2010, our cash, cash equivalents, investments in marketable securities and restricted cash were $2.39 billion, of which $389 million was restricted. Our investments in marketable securities included $59 million of auction rate securities that are classified as noncurrent assets on our condensed consolidated balance sheets.

	September 30,	December 31,
	2010	2009
	(In millions)
Cash and cash equivalents and short-term investments in marketable securities	$1,940	$1,299
Long-term restricted cash	389	480
Long-term investments in marketable securities	59	203

Total cash, cash equivalents, investments in marketable securities and restricted cash	$2,388	$1,982

During the first nine months of 2010, our liquidity position improved by $406 million as a result of the large increases in year-over-year revenue. This improvement is net of a repurchase of $69 million of our 7% Senior Convertible Notes (the “7% notes”) in the third quarter of 2010.
During 2010, we sold a portion of our investments in auction rate securities for net proceeds of $143 million, leaving us with a remaining investment of $59 million. Net proceeds for all auction rate sale transactions approximated the carrying amount of our investments.

US Airways Group’s Results of Operations
In the three months ended September 30, 2010, we realized operating income of $315 million and income before income taxes of $241 million. We experienced year-over-year growth in revenues as a result of the improved economy and improved pricing environment as the industry continued to maintain capacity discipline. We also experienced moderate fuel costs. Our third quarter 2010 results were also impacted by recognition of $3 million in other net special charges.
In the three months ended September 30, 2009, we realized operating income of $6 million and a loss before income taxes of $80 million. We experienced significant declines in revenues in the third quarter of 2009 as a result of the global economic recession. Our third quarter 2009 results were also impacted by recognition of the following special items:
•
$48 million of net unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments. These unrealized gains were due primarily to the reversal of unrealized losses recognized in prior periods as hedge transactions settled in the 2009 period;

•	$15 million of net special charges, consisting of $10 million in aircraft costs as a result of capacity reductions and $5 million in severance and other charges; and
•	$3 million in other-than-temporary non-cash impairment charges for investments in auction rate securities, included in nonoperating expense, net.
In the first nine months of 2010, we realized operating income of $676 million and income before income taxes of $476 million, which was driven by the economic improvement and other factors described above. Our results for the first nine months of 2010 were also impacted by recognition of the following special items:
•
$1 million of net special credits, consisting of a $16 million refund of Aviation Security Infrastructure Fees (“ASIF”) paid to the Transportation Security Administration (“TSA”) during the years 2005 to 2009, offset by other net special charges of $10 million, which included a settlement and corporate transaction costs, and $5 million in aircraft costs as a result of previously announced capacity reductions;

•	$1 million refund for our Express subsidiaries of ASIF paid to the TSA during the years 2005 to 2009; and
•	$53 million of net realized gains related to sales of certain investments in auction rate securities, included in nonoperating expense, net.
In the first nine months of 2009, we realized operating income of $103 million and a loss before income taxes of $125 million. We experienced significant declines in revenues in the first nine months of 2009 as a result of the global economic recession. Our results for the first nine months of 2009 were also impacted by recognition of the following special items:
•	$375 million of net unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments;
•	$22 million of net special charges, consisting of $16 million in aircraft costs as a result of capacity reductions and $6 million in severance and other charges; and
•
$10 million in other-than-temporary non-cash impairment charges for investments in auction rate securities as well as a $2 million non-cash asset impairment charge, all included in nonoperating expense, net.

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

During the three and nine months ended September 30, 2010, we utilized NOLs to reduce our income tax obligation. Utilization of these NOLs results in a corresponding decrease in the valuation allowance. As this valuation allowance was established through the recognition of tax expense, the decrease in the valuation allowance offsets our tax provision dollar for dollar. During the three and nine months ended September 30, 2010, we recorded $1 million of state income tax expense related to certain states where NOLs were either limited or not available to be used.
We reported a loss in the nine months ended September 30, 2009, and we did not record a tax benefit in any 2009 period as our net deferred tax assets which include the NOLs are subject to a full valuation allowance.
The table below sets forth our selected mainline and Express operating data:

			Percent				Percent
	Three Months Ended		Change		Nine Months Ended		Change
	September 30,		Increase		September 30,		Increase
	2010	2009	(Decrease)		2010	2009	(Decrease)
Mainline
Revenue passenger miles (millions) (a)	16,159	15,719	2.8		44,742	44,553	0.4
Available seat miles (millions) (b)	19,143	18,718	2.3		54,162	54,007	0.3
Passenger load factor (percent) (c)	84.4	84.0	0.4	pts	82.6	82.5	0.1	pts
Yield (cents) (d)	12.79	11.18	14.4		12.96	11.43	13.4
Passenger revenue per available seat mile (cents) (e)	10.79	9.39	15.0		10.71	9.43	13.6
Operating cost per available seat mile (cents) (f)	11.34	11.00	3.1		11.63	10.82	7.4
Passenger enplanements (thousands) (g)	13,487	13,049	3.4		38,853	38,899	(0.1)
Departures (thousands)	115	115	—		337	350	(3.7)
Aircraft at end of period	339	348	(2.6)		339	348	(2.6)
Block hours (thousands) (h)	311	313	(0.8)		902	934	(3.4)
Average stage length (miles) (i)	1,014	1,013	0.1		990	977	1.3
Average passenger journey (miles) (j)	1,779	1,766	0.7		1,697	1,650	2.8
Fuel consumption (gallons in millions)	288	282	2.2		811	818	(0.8)
Average aircraft fuel price including related taxes (dollars per gallon)	2.17	1.89	14.6		2.19	1.65	32.4
Full-time equivalent employees at end of period	30,455	31,592	(3.6)		30,455	31,592	(3.6)

Express (k)
Revenue passenger miles (millions) (a)	2,858	2,873	(0.5)		7,906	8,055	(1.9)
Available seat miles (millions) (b)	3,729	3,785	(1.5)		10,639	10,917	(2.5)
Passenger load factor (percent) (c)	76.6	75.9	0.7	pts	74.3	73.8	0.5	pts
Yield (cents) (d)	26.11	23.06	13.2		26.74	23.04	16.1
Passenger revenue per available seat mile (cents) (e)	20.01	17.50	14.3		19.87	17.00	16.9
Operating cost per available seat mile (cents) (f)	18.61	17.27	7.8		19.05	17.24	10.5
Passenger enplanements (thousands) (g)	7,381	7,235	2.0		20,589	20,264	1.6
Aircraft at end of period	281	288	(2.4)		281	288	(2.4)
Fuel consumption (gallons in millions)	88	89	(0.1)		251	256	(2.0)
Average aircraft fuel price including related taxes (dollars per gallon)	2.23	1.93	15.6		2.24	1.71	30.9

Total Mainline and Express
Revenue passenger miles (millions) (a)	19,017	18,592	2.3		52,648	52,608	0.1
Available seat miles (millions) (b)	22,872	22,503	1.6		64,801	64,924	(0.2)
Passenger load factor (percent) (c)	83.1	82.6	0.5	pts	81.2	81.0	0.2	pts
Yield (cents) (d)	14.79	13.01	13.6		15.03	13.21	13.8
Passenger revenue per available seat mile (cents) (e)	12.30	10.75	14.4		12.21	10.70	14.1
Total revenue per available seat mile (cents) (l)	13.90	12.08	15.0		13.89	12.06	15.1
Passenger enplanements (thousands) (g)	20,868	20,284	2.9		59,442	59,163	0.5
Aircraft at end of period	620	636	(2.5)		620	636	(2.5)
Fuel consumption (gallons in millions)	376	371	1.6		1,062	1,074	(1.1)
Average aircraft fuel price including related taxes (dollars per gallon)	2.18	1.90	14.8		2.20	1.67	32.0

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. One RPM represents one passenger flown one mile.

(b)	Available seat mile (“ASM”) — A basic measure of production. One ASM represents one seat flown one mile.

(c)	Passenger load factor — The percentage of available seats that are filled with revenue passengers.

(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by RPMs and expressed in cents per mile.

(e)	Passenger revenue per available seat mile (“PRASM”) — Passenger revenues divided by ASMs.

(f)	Operating cost per available seat mile (“CASM”) — Operating expenses divided by ASMs.

(g)	Passenger enplanements — The number of passengers on board an aircraft, including local, connecting and through passengers.

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

Three Months Ended September 30, 2010
Compared with the
Three Months Ended September 30, 2009
Operating Revenues:

			Percent
			Change
			Increase
	2010	2009	(Decrease)
	(In millions)
Operating revenues:
Mainline passenger	$2,066	$1,757	17.6
Express passenger	746	662	12.7
Cargo	37	23	60.5
Other	330	277	19.3

Total operating revenues	$3,179	$2,719	16.9

Total operating revenues in the third quarter of 2010 were $3.18 billion as compared to $2.72 billion in the 2009 period, an increase of $460 million, or 16.9%. Significant changes in the components of operating revenues are as follows:
•
Mainline passenger revenues were $2.07 billion in the third quarter of 2010 as compared to $1.76 billion in the 2009 period. Mainline RPMs increased 2.8% as mainline capacity, as measured by ASMs, increased 2.3%, resulting in a 0.4 point increase in load factor to 84.4%. Mainline passenger yield increased 14.4% to 12.79 cents in the third quarter of 2010 from 11.18 cents in the 2009 period. Mainline PRASM increased 15% to 10.79 cents in the third quarter of 2010 from 9.39 cents in the 2009 period. These increases in mainline yield and PRASM were due principally to an improved pricing environment driven by the improved economy and continued industry capacity discipline.

•
Express passenger revenues were $746 million in the third quarter of 2010, an increase of $84 million from the 2009 period. Express RPMs decreased 0.5% as Express capacity, as measured by ASMs, decreased 1.5%, resulting in a 0.7 point increase in load factor to 76.6%. Express passenger yield increased by 13.2% to 26.11 cents in the third quarter of 2010 from 23.06 cents in the 2009 period. Express PRASM increased 14.3% to 20.01 cents in the third quarter of 2010 from 17.5 cents in the 2009 period. The increases in Express yield and PRASM were the result of the same improved pricing environment discussed in mainline passenger revenues above.

•
Cargo revenues were $37 million in the third quarter of 2010, an increase of $14 million, or 60.5%, from the 2009 period. The increase in cargo revenues was driven primarily by an increase in international freight volume as a result of the improved economic environment in the 2010 period.

•
Other revenues were $330 million in the third quarter of 2010, an increase of $53 million, or 19.3%, from the 2009 period. Ancillary revenues, principally checked bag fees, comprised approximately half of the increase. The remaining increase is primarily related to higher revenues associated with our frequent flyer program, including increased marketing revenues related to miles sold to business partners and increased revenues from partner airline frequent flyer award redemptions on US Airways.

Operating Expenses:

			Percent
			Change
			Increase
	2010	2009	(Decrease)
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$625	$534	17.0
Loss (gain) on fuel hedging instruments, net:
Realized	—	50	nm
Unrealized	—	(48)	nm
Salaries and related costs	579	553	4.7
Aircraft rent	168	171	(1.8)
Aircraft maintenance	160	174	(8.1)
Other rent and landing fees	143	148	(3.4)
Selling expenses	118	99	18.8
Special items, net	3	15	(82.0)
Depreciation and amortization	65	63	3.2
Other	309	300	3.3

Total mainline operating expenses	2,170	2,059	5.4
Express expenses:
Fuel	197	171	15.5
Other	497	483	2.9

Total Express expenses	694	654	6.2

Total operating expenses	$2,864	$2,713	5.6

Total operating expenses were $2.86 billion in the third quarter of 2010, an increase of $151 million, or 5.6%, compared to the 2009 period. Mainline operating expenses were $2.17 billion in the third quarter of 2010, an increase of $111 million, or 5.4%, from the 2009 period, while mainline capacity increased 2.3%.
The 2010 period included $3 million in other net special charges. The 2009 period included net special charges of $15 million, consisting of $10 million in aircraft costs as a result of capacity reductions and $5 million in severance and other charges.
Our mainline CASM excluding special items, fuel and profit sharing, decreased 0.13 cents, or 1.6%, from 8.06 cents in the third quarter of 2009 to 7.93 cents in the third quarter of 2010. The decrease in the 2010 period was primarily due to our ability to keep costs flat while increasing mainline capacity by 2.3%.
The table below sets forth the major components of our total mainline CASM and our mainline CASM excluding special items, fuel and profit sharing for the three months ended September 30, 2010 and 2009:

			Percent
			Change
			Increase
	2010	2009	(Decrease)
	(In cents)
Mainline CASM:
Aircraft fuel and related taxes	3.26	2.85	14.4
Loss on fuel hedging instruments, net	—	0.01	nm
Salaries and related costs	3.03	2.96	2.4
Aircraft rent	0.88	0.91	(4.0)
Aircraft maintenance	0.83	0.93	(10.1)
Other rent and landing fees	0.75	0.79	(5.6)
Selling expenses	0.62	0.53	16.2
Special items, net	0.01	0.08	(82.4)
Depreciation and amortization	0.34	0.34	—
Other	1.62	1.60	1.0

Total mainline CASM	11.34	11.00	3.1
Special items, net	(0.01)	(0.08)
Aircraft fuel and related taxes	(3.26)	(2.85)
Loss on fuel hedging instruments, net	—	(0.01)
Profit sharing	(0.13)	—

Total mainline CASM excluding special items, fuel and profit sharing (1)	7.93	8.06	(1.6)

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

Significant changes in the components of mainline operating expense per ASM are as follows:
•
Aircraft fuel and related taxes per ASM increased 14.4% primarily due to a 14.6% increase in the average price per gallon of fuel to $2.17 in the third quarter of 2010 from $1.89 in the 2009 period. A 2.2% increase in gallons of fuel consumed in the 2010 period also contributed to the increase.

•	Salaries and related costs per ASM increased 2.4% primarily due to the accrual of $25 million for profit sharing.
•
Aircraft maintenance expense per ASM decreased 10.1% in the 2010 period as compared to the 2009 period due principally to a shift in the mix of aircraft engines undergoing maintenance, which carried lower overhaul costs.

•	Selling expenses per ASM increased 16.2% due to higher credit card fees and commissions paid as a result of the 17.6% increase in passenger revenues in the 2010 period.
Total Express expenses increased $40 million, or 6.2%, in the third quarter of 2010 to $694 million from $654 million in the 2009 period. The period-over-period increase was primarily driven by a $26 million increase in fuel costs. The average fuel price per gallon was $2.23 in the 2010 period, which was 15.6% higher than the average fuel price per gallon of $1.93 in the 2009 period. Other Express expenses increased $14 million, or 2.9%, despite a 1.5% decrease in Express ASMs due to an increase in selling expenses as a result of the 12.7% increase in passenger revenues in the 2010 period and certain fixed costs associated with capacity purchase agreements.
Nonoperating Income (Expense):

			Percent
			Change
			Increase
	2010	2009	(Decrease)
	(In millions)
Nonoperating income (expense):
Interest income	$2	$5	(53.2)
Interest expense, net	(83)	(81)	2.9
Other, net	7	(10)	nm

Total nonoperating expense, net	$(74)	$(86)	(13.9)

Net nonoperating expense was $74 million in the third quarter of 2010 as compared to $86 million in the 2009 period.
Other nonoperating expense, net in the 2010 period included $9 million in foreign currency gains principally related to foreign sales and cash balances denominated in foreign currencies as the U.S. dollar weakened during the third quarter of 2010. Other nonoperating expense, net in the 2009 period included a $6 million loss on the sale of certain aircraft equipment and $3 million in other-than-temporary non-cash impairment charges for investments in auction rate securities.

Nine Months Ended September 30, 2010
Compared with the
Nine Months Ended September 30, 2009
Operating Revenues:

			Percent
			Change
			Increase
	2010	2009	(Decrease)
	(In millions)
Operating revenues:
Mainline passenger	$5,800	$5,092	13.9
Express passenger	2,114	1,856	13.9
Cargo	107	67	58.7
Other	980	817	19.9

Total operating revenues	$9,001	$7,832	14.9

Total operating revenues in the first nine months of 2010 were $9 billion as compared to $7.83 billion in the 2009 period, an increase of $1.17 billion, or 14.9%. Significant changes in the components of operating revenues are as follows:
•
Mainline passenger revenues were $5.8 billion in the first nine months of 2010 as compared to $5.09 billion in the 2009 period. Mainline RPMs increased 0.4% as mainline capacity, as measured by ASMs, increased 0.3%, resulting in a 0.1 point increase in load factor to 82.6%. Mainline passenger yield increased 13.4% to 12.96 cents in the first nine months of 2010 from 11.43 cents in the 2009 period. Mainline PRASM increased 13.6% to 10.71 cents in the first nine months of 2010 from 9.43 cents in the 2009 period. These increases in mainline yield and PRASM were due principally to an improved pricing environment driven by the improved economy and continued industry capacity discipline.

•
Express passenger revenues were $2.11 billion in the first nine months of 2010, an increase of $258 million from the 2009 period. Express RPMs decreased 1.9% as Express capacity, as measured by ASMs, decreased 2.5%, resulting in a 0.5 point increase in load factor to 74.3%. Express passenger yield increased by 16.1% to 26.74 cents in the first nine months of 2010 from 23.04 cents in the 2009 period. Express PRASM increased 16.9% to 19.87 cents in the first nine months of 2010 from 17 cents in the 2009 period. The increases in Express yield and PRASM were the result of the same improved pricing environment discussed in mainline passenger revenues above.

•
Cargo revenues were $107 million in the first nine months of 2010, an increase of $40 million, or 58.7%, from the 2009 period. The increase in cargo revenues was driven primarily by an increase in international freight volume as a result of the improved economic environment in the 2010 period.

•
Other revenues were $980 million in the first nine months of 2010, an increase of $163 million, or 19.9%, from the 2009 period. Ancillary revenues, principally checked bag fees, comprised approximately half of the increase. The remaining increase is primarily related to higher revenues associated with our frequent flyer program, including increased marketing revenues related to miles sold to business partners and increased revenues from partner airline frequent flyer award redemptions on US Airways.

Operating Expenses:

			Percent
			Change
			Increase
	2010	2009	(Decrease)
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$1,775	$1,353	31.3
Loss (gain) on fuel hedging instruments, net:
Realized	—	382	nm
Unrealized	—	(375)	nm
Salaries and related costs	1,708	1,653	3.3
Aircraft rent	508	523	(2.9)
Aircraft maintenance	479	532	(10.1)
Other rent and landing fees	413	422	(2.1)
Selling expenses	320	291	9.8
Special items, net	(1)	22	nm
Depreciation and amortization	189	185	2.3
Other	907	859	5.7

Total mainline operating expenses	6,298	5,847	7.7
Express expenses:
Fuel	562	438	28.3
Other	1,465	1,444	1.4

Total Express expenses	2,027	1,882	7.7

Total operating expenses	$8,325	$7,729	7.7

Total operating expenses were $8.33 billion in the first nine months of 2010, an increase of $596 million, or 7.7%, compared to the 2009 period. Mainline operating expenses were $6.3 billion in the first nine months of 2010, an increase of $451 million, or 7.7%, from the 2009 period, while mainline capacity increased 0.3%.
The 2010 period included $1 million of net special credits, consisting of a $16 million refund of ASIF paid to the TSA during the years 2005 to 2009, offset by other net special charges of $10 million, which included a settlement and corporate transaction costs, and $5 million in aircraft costs as a result of previously announced capacity reductions. This compares to net special charges of $22 million in the 2009 period, consisting of $16 million in aircraft costs as a result of capacity reductions and $6 million in severance and other charges.
Our mainline CASM excluding special items, fuel and profit sharing, was flat in the first nine months of 2010 while mainline capacity increased by 0.3%.
The table below sets forth the major components of our total mainline CASM and our mainline CASM excluding special items, fuel and profit sharing for the nine months ended September 30, 2010 and 2009:

			Percent
			Change
			Increase
	2010	2009	(Decrease)
	(In cents)
Mainline CASM:
Aircraft fuel and related taxes	3.28	2.50	30.9
Loss on fuel hedging instruments, net	—	0.01	nm
Salaries and related costs	3.15	3.06	3.0
Aircraft rent	0.94	0.97	(3.2)
Aircraft maintenance	0.88	0.99	(10.3)
Other rent and landing fees	0.76	0.78	(2.3)
Selling expenses	0.59	0.54	9.5
Special items, net	—	0.04	nm
Depreciation and amortization	0.35	0.34	2.0
Other	1.68	1.59	5.4

Total mainline CASM	11.63	10.82	7.4
Special items, net	—	(0.04)
Aircraft fuel and related taxes	(3.28)	(2.50)
Loss on fuel hedging instruments, net	—	(0.01)
Profit sharing	(0.08)	—

Total mainline CASM excluding special items, fuel and profit sharing (1)	8.27	8.27	—

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

Significant changes in the components of mainline operating expense per ASM are as follows:
•
Aircraft fuel and related taxes per ASM increased 30.9% primarily due to a 32.4% increase in the average price per gallon of fuel to $2.19 in the first nine months of 2010 from $1.65 in the 2009 period. A 0.8% decrease in gallons of fuel consumed in the 2010 period partially offset the increase.

•	Salaries and related costs per ASM increased 3% primarily due to the accrual of $43 million for profit sharing.
•
Aircraft maintenance expense per ASM decreased 10.3% in the 2010 period as compared to the 2009 period due to a shift in the mix of aircraft engines undergoing maintenance, which carried lower overhaul costs as well as a decrease in the number of engine overhauls performed.

•	Selling expenses per ASM increased 9.5% due to higher credit card fees and commissions paid as a result of the 13.9% increase in passenger revenues in the 2010 period.
•
Other expense per ASM increased 5.4% primarily due to higher costs associated with our frequent traveler program, principally an increase in the incremental cost of providing transportation for travel awards as a result of higher fuel costs in the 2010 period.

Total Express expenses increased $145 million, or 7.7%, in the first nine months of 2010 to $2.03 billion from $1.88 billion in the 2009 period. The period-over-period increase was primarily driven by a $124 million increase in fuel costs. The average fuel price per gallon was $2.24 in the 2010 period, which was 30.9% higher than the average fuel price per gallon of $1.71 in the 2009 period. Other Express expenses increased $21 million, or 1.4%, despite a 2.5% decrease in Express ASMs due to an increase in selling expenses as a result of the 13.9% increase in passenger revenues in the 2010 period and certain contractual rate increases and fixed costs associated with capacity purchase agreements.
Nonoperating Income (Expense):

			Percent
			Change
			Increase
	2010	2009	(Decrease)
	(In millions)
Nonoperating income (expense):
Interest income	$11	$17	(36.9)
Interest expense, net	(252)	(229)	9.8
Other, net	41	(16)	nm

Total nonoperating expense, net	$(200)	$(228)	(12.2)

Net nonoperating expense was $200 million in the first nine months of 2010 as compared to $228 million in the 2009 period. Interest expense, net increased $23 million due to an increase in the average debt balance outstanding in 2010 primarily as a result of liquidity raising initiatives completed throughout 2009.
Other nonoperating expense, net in the 2010 period included $53 million of net realized gains related to sales of certain investments in auction rate securities, offset by $12 million in net foreign currency losses as a result of the overall strengthening of the U.S. dollar during the first nine months of 2010. Other nonoperating expense, net in the 2009 period included $10 million in other-than-temporary non-cash impairment charges for investments in auction rate securities, a $6 million loss on the sale of certain aircraft equipment and a $2 million non-cash asset impairment charge. The sales of auction rate securities are discussed in more detail under “Liquidity and Capital Resources.”

US Airways’ Results of Operations
In the three months ended September 30, 2010, US Airways realized operating income of $311 million and income before income taxes of $264 million. US Airways experienced year-over-year growth in revenues as a result of the improved economy and improved pricing environment as the industry continued to maintain capacity discipline. US Airways also experienced moderate fuel costs. US Airways’ third quarter 2010 results were also impacted by recognition of $3 million in other net special charges.
In the three months ended September 30, 2009, US Airways realized operating income of $1 million and a loss before income taxes of $68 million. US Airways experienced significant declines in revenues in the third quarter of 2009 as a result of the global economic recession. US Airways’ third quarter 2009 results were also impacted by recognition of the following special items:
•
$48 million of net unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments. These unrealized gains were due primarily to the reversal of unrealized losses recognized in prior periods as hedge transactions settled in the 2009 period;

•	$15 million of net special charges, consisting of $10 million in aircraft costs as a result of capacity reductions and $5 million in severance and other charges; and
•	$3 million in other-than-temporary non-cash impairment charges for investments in auction rate securities, included in nonoperating expense, net.
In the first nine months of 2010, US Airways realized operating income of $662 million and income before income taxes of $536 million, which was driven by the economic improvement and other factors described above. US Airways’ results for the first nine months of 2010 were also impacted by recognition of the following special items:
•
$1 million of net special credits, consisting of a $16 million refund of Aviation Security Infrastructure Fees (“ASIF”) paid to the Transportation Security Administration (“TSA”) during the years 2005 to 2009, offset by other net special charges of $10 million, which included a settlement and corporate transaction costs, and $5 million in aircraft costs as a result of previously announced capacity reductions; and

•	$53 million of net realized gains related to sales of certain investments in auction rate securities, included in nonoperating expense, net.
In the first nine months of 2009, US Airways realized operating income of $96 million and a loss before income taxes of $94 million. US Airways experienced significant declines in revenues in the first nine months of 2009 as a result of the global economic recession. US Airways’ results for the first nine months of 2009 were also impacted by recognition of the following special items:
•	$375 million of net unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments;
•	$22 million of net special charges, consisting of $16 million in aircraft costs as a result of capacity reductions and $6 million in severance and other charges; and
•
$10 million in other-than-temporary non-cash impairment charges for investments in auction rate securities as well as a $2 million non-cash asset impairment charge, all included in nonoperating expense, net.

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
During the three and nine months ended September 30, 2010, US Airways utilized NOLs to reduce its income tax obligation. Utilization of these NOLs results in a corresponding decrease in the valuation allowance. As this valuation allowance was established through the recognition of tax expense, the decrease in the valuation allowance offsets US Airways’ tax provision dollar for dollar. During the three and nine months ended September 30, 2010, US Airways recorded $1 million of state income tax expense related to certain states where NOLs were either limited or not available to be used.
US Airways reported a loss in the nine months ended September 30, 2009, and US Airways did not record a tax benefit in any 2009 period as its net deferred tax assets which include the NOLs are subject to a full valuation allowance.

The table below sets forth US Airways’ selected mainline and Express operating data:

			Percent				Percent
	Three Months Ended		Change		Nine Months Ended		Change
	September 30,		Increase		September 30,		Increase
	2010	2009	(Decrease)		2010	2009	(Decrease)
Mainline
Revenue passenger miles (millions) (a)	16,159	15,719	2.8		44,742	44,553	0.4
Available seat miles (millions) (b)	19,143	18,718	2.3		54,162	54,007	0.3
Passenger load factor (percent) (c)	84.4	84.0	0.4	pts	82.6	82.5	0.1	pts
Yield (cents) (d)	12.79	11.18	14.4		12.96	11.43	13.4
Passenger revenue per available seat mile (cents) (e)	10.79	9.39	15.0		10.71	9.43	13.6
Aircraft at end of period	339	348	(2.6)		339	348	(2.6)
Fuel consumption (gallons in millions)	288	282	2.2		811	818	(0.8)
Average aircraft fuel price including related taxes (dollars per gallon)	2.17	1.89	14.6		2.19	1.65	32.4

Express (f)
Revenue passenger miles (millions) (a)	2,858	2,873	(0.5)		7,906	8,055	(1.9)
Available seat miles (millions) (b)	3,729	3,785	(1.5)		10,639	10,917	(2.5)
Passenger load factor (percent) (c)	76.6	75.9	0.7	pts	74.3	73.8	0.5	pts
Yield (cents) (d)	26.11	23.06	13.2		26.74	23.04	16.1
Passenger revenue per available seat mile (cents) (e)	20.01	17.50	14.3		19.87	17.00	16.9
Aircraft at end of period	281	288	(2.4)		281	288	(2.4)
Fuel consumption (gallons in millions)	88	89	(0.1)		251	256	(2.0)
Average aircraft fuel price including related taxes (dollars per gallon)	2.23	1.93	15.8		2.24	1.71	31.2

Total Mainline and Express
Revenue passenger miles (millions) (a)	19,017	18,592	2.3		52,648	52,608	0.1
Available seat miles (millions) (b)	22,872	22,503	1.6		64,801	64,924	(0.2)
Passenger load factor (percent) (c)	83.1	82.6	0.5	pts	81.2	81.0	0.2	pts
Yield (cents) (d)	14.79	13.01	13.6		15.03	13.21	13.8
Passenger revenue per available seat mile (cents) (e)	12.30	10.75	14.4		12.21	10.70	14.1
Total revenue per available seat mile (cents) (g)	14.06	12.26	14.7		14.06	12.24	14.9
Aircraft at end of period	620	636	(2.5)		620	636	(2.5)
Fuel consumption (gallons in millions)	376	371	1.6		1,062	1,074	(1.1)
Average aircraft fuel price including related taxes (dollars per gallon)	2.18	1.90	14.8		2.20	1.67	32.1

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. One RPM represents one passenger flown one mile.

(b)	Available seat mile (“ASM”) — A basic measure of production. One ASM represents one seat flown one mile.

(c)	Passenger load factor — The percentage of available seats that are filled with revenue passengers.

(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by RPMs and expressed in cents per mile.

(e)	Passenger revenue per available seat mile (“PRASM”) — Passenger revenues divided by ASMs.

(f)
Express statistics include Piedmont and PSA, as well as operating and financial results from capacity purchase agreements with Air Wisconsin Airlines Corporation, Republic Airways, Mesa Airlines, Inc. and Chautauqua Airlines, Inc.

(g)	Total revenue per available seat mile (“RASM”) — Total revenues divided by total mainline and Express ASMs.

Three Months Ended September 30, 2010
Compared with the
Three Months Ended September 30, 2009
Operating Revenues:

			Percent
			Change
			Increase
	2010	2009	(Decrease)
	(In millions)
Operating revenues:
Mainline passenger	$2,066	$1,757	17.6
Express passenger	746	662	12.7
Cargo	37	23	60.5
Other	368	316	16.3

Total operating revenues	$3,217	$2,758	16.6

Total operating revenues in the third quarter of 2010 were $3.22 billion as compared to $2.76 billion in the 2009 period, an increase of $459 million, or 16.6%. Significant changes in the components of operating revenues are as follows:
•
Mainline passenger revenues were $2.07 billion in the third quarter of 2010 as compared to $1.76 billion in the 2009 period. Mainline RPMs increased 2.8% as mainline capacity, as measured by ASMs, increased 2.3%, resulting in a 0.4 point increase in load factor to 84.4%. Mainline passenger yield increased 14.4% to 12.79 cents in the third quarter of 2010 from 11.18 cents in the 2009 period. Mainline PRASM increased 15% to 10.79 cents in the third quarter of 2010 from 9.39 cents in the 2009 period. These increases in mainline yield and PRASM were due principally to an improved pricing environment driven by the improved economy and continued industry capacity discipline.

•
Express passenger revenues were $746 million in the third quarter of 2010, an increase of $84 million from the 2009 period. Express RPMs decreased 0.5% as Express capacity, as measured by ASMs, decreased 1.5%, resulting in a 0.7 point increase in load factor to 76.6%. Express passenger yield increased by 13.2% to 26.11 cents in the third quarter of 2010 from 23.06 cents in the 2009 period. Express PRASM increased 14.3% to 20.01 cents in the third quarter of 2010 from 17.5 cents in the 2009 period. The increases in Express yield and PRASM were the result of the same improved pricing environment discussed in mainline passenger revenues above.

•
Cargo revenues were $37 million in the third quarter of 2010, an increase of $14 million, or 60.5%, from the 2009 period. The increase in cargo revenues was driven primarily by an increase in international freight volume as a result of the improved economic environment in the 2010 period.

•
Other revenues were $368 million in the third quarter of 2010, an increase of $52 million, or 16.3%, from the 2009 period. Ancillary revenues, principally checked bag fees, comprised approximately half of the increase. The remaining increase is primarily related to higher revenues associated with US Airways’ frequent flyer program, including increased marketing revenues related to miles sold to business partners and increased revenues from partner airline frequent flyer award redemptions on US Airways.

Operating Expenses:

			Percent
			Change
			Increase
	2010	2009	(Decrease)
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$625	$534	17.0
Loss (gain) on fuel hedging instruments, net:
Realized	—	50	nm
Unrealized	—	(48)	nm
Salaries and related costs	579	553	4.7
Aircraft rent	168	171	(1.8)
Aircraft maintenance	160	174	(8.1)
Other rent and landing fees	143	148	(3.4)
Selling expenses	118	99	18.8
Special items, net	3	15	(82.0)
Depreciation and amortization	67	65	3.0
Other	316	307	3.0

Total mainline operating expenses	2,179	2,068	5.3
Express expenses:
Fuel	197	171	15.8
Other	530	518	2.4

Total Express expenses	727	689	5.7

Total operating expenses	$2,906	$2,757	5.4

Total operating expenses were $2.91 billion in the third quarter of 2010, an increase of $149 million, or 5.4%, compared to the 2009 period. Mainline operating expenses were $2.18 billion in the third quarter of 2010, an increase of $111 million, or 5.3%, from the 2009 period.
The 2010 period included $3 million in other net special charges. The 2009 period included net special charges of $15 million, consisting of $10 million in aircraft costs as a result of capacity reductions and $5 million in severance and other charges.
Significant changes in the components of mainline operating expenses are as follows:
•
Aircraft fuel and related taxes increased 17% primarily due to a 14.6% increase in the average price per gallon of fuel to $2.17 in the third quarter of 2010 from $1.89 in the 2009 period. A 2.2% increase in gallons of fuel consumed in the 2010 period also contributed to the increase.

•	Salaries and related costs increased 4.7% primarily due to the accrual of $25 million for profit sharing.
•
Aircraft maintenance expense decreased 8.1% in the 2010 period as compared to the 2009 period due principally to a shift in the mix of aircraft engines undergoing maintenance, which carried lower overhaul costs.

•	Selling expenses increased 18.8% due to higher credit card fees and commissions paid as a result of the 17.6% increase in passenger revenues in the 2010 period.
Total Express expenses increased $38 million, or 5.7%, in the third quarter of 2010 to $727 million from $689 million in the 2009 period. The period-over-period increase was primarily driven by a $26 million increase in fuel costs. The average fuel price per gallon was $2.23 in the 2010 period, which was 15.8% higher than the average fuel price per gallon of $1.93 in the 2009 period. Other Express expenses increased $12 million, or 2.4%, despite a 1.5% decrease in Express ASMs due to an increase in selling expenses as a result of the 12.7% increase in passenger revenues in the 2010 period and certain fixed costs associated with capacity purchase agreements.

Nonoperating Income (Expense):

			Percent
			Change
			Increase
	2010	2009	(Decrease)
	(In millions)
Nonoperating income (expense):
Interest income	$2	$5	(53.2)
Interest expense, net	(59)	(64)	(7.8)
Other, net	10	(10)	nm

Total nonoperating expense, net	$(47)	$(69)	(31.7)

Net nonoperating expense was $47 million in the third quarter of 2010 as compared to $69 million in the 2009 period. Interest expense, net decreased $5 million due to a reduction in interest-bearing intercompany payable balances.
Other nonoperating expense, net in the 2010 period included $9 million in foreign currency gains principally related to foreign sales and cash balances denominated in foreign currencies as the U.S. dollar weakened during the third quarter of 2010. Other nonoperating expense, net in the 2009 period included a $6 million loss on the sale of certain aircraft equipment and $3 million in other-than-temporary non-cash impairment charges for investments in auction rate securities.

Nine Months Ended September 30, 2010
Compared with the
Nine Months Ended September 30, 2009
Operating Revenues:

			Percent Change
			Increase
	2010	2009	(Decrease)
	(In millions)
Operating revenues:
Mainline passenger	$5,800	$5,092	13.9
Express passenger	2,114	1,856	13.9
Cargo	107	67	58.7
Other	1,089	930	17.0

Total operating revenues	$9,110	$7,945	14.7

Total operating revenues in the first nine months of 2010 were $9.11 billion as compared to $7.95 billion in the 2009 period, an increase of $1.17 billion, or 14.7%. Significant changes in the components of operating revenues are as follows:
•
Mainline passenger revenues were $5.8 billion in the first nine months of 2010 as compared to $5.09 billion in the 2009 period. Mainline RPMs increased 0.4% as mainline capacity, as measured by ASMs, increased 0.3%, resulting in a 0.1 point increase in load factor to 82.6%. Mainline passenger yield increased 13.4% to 12.96 cents in the first nine months of 2010 from 11.43 cents in the 2009 period. Mainline PRASM increased 13.6% to 10.71 cents in the first nine months of 2010 from 9.43 cents in the 2009 period. These increases in mainline yield and PRASM were due principally to an improved pricing environment driven by the improved economy and continued industry capacity discipline.

•
Express passenger revenues were $2.11 billion in the first nine months of 2010, an increase of $258 million from the 2009 period. Express RPMs decreased 1.9% as Express capacity, as measured by ASMs, decreased 2.5%, resulting in a 0.5 point increase in load factor to 74.3%. Express passenger yield increased by 16.1% to 26.74 cents in the first nine months of 2010 from 23.04 cents in the 2009 period. Express PRASM increased 16.9% to 19.87 cents in the first nine months of 2010 from 17 cents in the 2009 period. The increases in Express yield and PRASM were the result of the same improved pricing environment discussed in mainline passenger revenues above.

•
Cargo revenues were $107 million in the first nine months of 2010, an increase of $40 million, or 58.7%, from the 2009 period. The increase in cargo revenues was driven primarily by an increase in international freight volume as a result of the improved economic environment in the 2010 period.

•
Other revenues were $1.09 billion in the first nine months of 2010, an increase of $159 million, or 17%, from the 2009 period. Ancillary revenues, principally checked bag fees, comprised approximately half of the increase. The remaining increase is primarily related to higher revenues associated with US Airways’ frequent flyer program, including increased marketing revenues related to miles sold to business partners and increased revenues from partner airline frequent flyer award redemptions on US Airways.

Operating Expenses:

			Percent
			Change
			Increase
	2010	2009	(Decrease)
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$1,775	$1,353	31.3
Loss (gain) on fuel hedging instruments, net:
Realized	—	382	nm
Unrealized	—	(375)	nm
Salaries and related costs	1,708	1,653	3.3
Aircraft rent	508	523	(2.9)
Aircraft maintenance	479	532	(10.1)
Other rent and landing fees	413	422	(2.1)
Selling expenses	320	291	9.8
Special items, net	(1)	22	nm
Depreciation and amortization	196	192	2.2
Other	927	879	5.4

Total mainline operating expenses	6,325	5,874	7.7
Express expenses:
Fuel	563	438	28.6
Other	1,560	1,537	1.5

Total Express expenses	2,123	1,975	7.5

Total operating expenses	$8,448	$7,849	7.6

Total operating expenses were $8.45 billion in the first nine months of 2010, an increase of $599 million, or 7.6%, compared to the 2009 period. Mainline operating expenses were $6.33 billion in the first nine months of 2010, an increase of $451 million, or 7.7%, from the 2009 period.
The 2010 period included $1 million of net special credits, consisting of a $16 million refund of ASIF paid to the TSA during the years 2005 to 2009, offset by other net special charges of $10 million, which included a settlement and corporate transaction costs, and $5 million in aircraft costs as a result of previously announced capacity reductions. This compares to net special charges of $22 million in the 2009 period, consisting of $16 million in aircraft costs as a result of capacity reductions and $6 million in severance and other charges.
Significant changes in the components of mainline operating expenses are as follows:
•
Aircraft fuel and related taxes increased 31.3% primarily due to a 32.4% increase in the average price per gallon of fuel to $2.19 in the first nine months of 2010 from $1.65 in the 2009 period. A 0.8% decrease in gallons of fuel consumed in the 2010 period partially offset the increase.

•	Salaries and related costs increased 3.3% primarily due to the accrual of $43 million for profit sharing.
•
Aircraft maintenance expense decreased 10.1% in the 2010 period as compared to the 2009 period due to a shift in the mix of aircraft engines undergoing maintenance, which carried lower overhaul costs as well as a decrease in the number of engine overhauls performed.

•	Selling expenses increased 9.8% due to higher credit card fees and commissions paid as a result of the 13.9% increase in passenger revenues in the 2010 period.
•
Other expense increased 5.4% primarily due to higher costs associated with US Airways’ frequent traveler program, principally an increase in the incremental cost of providing transportation for travel awards as a result of higher fuel costs in the 2010 period.

Total Express expenses increased $148 million, or 7.5%, in the first nine months of 2010 to $2.12 billion from $1.98 billion in the 2009 period. The period-over-period increase was primarily driven by a $125 million increase in fuel costs. The average fuel price per gallon was $2.24 in the 2010 period, which was 31.2% higher than the average fuel price per gallon of $1.71 in the 2009 period. Other Express expenses increased $23 million, or 1.5%, despite a 2.5% decrease in Express ASMs due to an increase in selling expenses as a result of the 13.9% increase in passenger revenues in the 2010 period and certain contractual rate increases and fixed costs associated with capacity purchase agreements.

Nonoperating Income (Expense):

			Percent
			Change
			Increase
	2010	2009	(Decrease)
	(In millions)
Nonoperating income (expense):
Interest income	$11	$17	(36.9)
Interest expense, net	(179)	(189)	(5.0)
Other, net	42	(18)	nm

Total nonoperating expense, net	$(126)	$(190)	(33.2)

Net nonoperating expense was $126 million in the first nine months of 2010 as compared to $190 million in the 2009 period. Interest expense, net decreased $10 million due to a reduction in interest-bearing intercompany payable balances, offset by an increase in the average debt balance outstanding in 2010 primarily as a result of liquidity raising initiatives completed throughout 2009.
Other nonoperating expense, net in the 2010 period included $53 million of net realized gains related to sales of certain investments in auction rate securities, offset by $12 million in net foreign currency losses as a result of the overall strengthening of the U.S. dollar during the first nine months of 2010. Other nonoperating expense, net in the 2009 period included $10 million in other-than-temporary non-cash impairment charges for investments in auction rate securities, a $6 million loss on the sale of certain aircraft equipment and a $2 million non-cash asset impairment charge. The sales of auction rate securities are discussed in more detail under “Liquidity and Capital Resources.”

Liquidity and Capital Resources
As of September 30, 2010, our cash, cash equivalents, investments in marketable securities and restricted cash were $2.39 billion, of which $389 million was restricted. Our investments in marketable securities included $59 million of auction rate securities at fair value ($93 million par value) that are classified as noncurrent assets on our condensed consolidated balance sheets.
Investments in Marketable Securities
Current
As of September 30, 2010, we held $55 million of investments in debt securities, which are classified as held-to-maturity. Held-to-maturity investments are carried at amortized cost, which approximates fair value. These debt securities consist of investments in treasury bills with original maturity dates of six months or less.
Noncurrent
As of September 30, 2010, we held auction rate securities with a fair value of $59 million ($93 million at par value), which are classified as available-for-sale securities and noncurrent assets on our condensed consolidated balance sheets. Contractual maturities for these auction rate securities range from 23 to 42 years, with 81% of our portfolio maturing within the next 30 years (2033 — 2036) and 19% maturing thereafter (2052). As a result of the liquidity issues experienced in the global credit and capital markets, all of our auction rate securities have experienced failed auctions since August 2007.
In the nine months ended September 30, 2010, we sold certain investments in auction rate securities for net proceeds of $143 million, resulting in a $53 million net realized gain recorded in nonoperating expense, net. We have now sold more than 75% of our investments in auction rate securities which have experienced failed auctions since August of 2007.
We continue to monitor the market for auction rate securities and consider its impact (if any) on the fair value of our remaining investments in these securities. If the current market conditions deteriorate, we may be required to record additional impairment charges in other nonoperating expense, net in future periods.
We believe that, based on our current unrestricted cash, cash equivalents and short-term investments in marketable securities balances at September 30, 2010, the current lack of liquidity in our remaining investments in auction rate securities will not have a material impact on our liquidity, our cash flow or our ability to fund our operations.
Sources and Uses of Cash
US Airways Group
Net cash provided by operating activities was $789 million and $130 million for the first nine months of 2010 and 2009, respectively, an improvement of $659 million. Net income for the first nine months of 2010 was $475 million as compared to a net loss of $125 million in the 2009 period, an improvement of $600 million.
Net cash provided by investing activities was $49 million for the first nine months of 2010 as compared to net cash used in investing activities of $646 million for the first nine months of 2009. Principal investing activities in the 2010 period included net proceeds from sales of marketable securities of $268 million, including sales of auction rate securities of $143 million, and a $91 million decrease in restricted cash, offset by purchases of marketable securities of $180 million and expenditures for property and equipment totaling $133 million. Expenditures for property and equipment related primarily to the purchase of Airbus aircraft. Restricted cash decreased primarily due to a change in the amount of holdback held by certain credit card processors for advance ticket sales for which we have not yet provided air transportation. Principal investing activities in the 2009 period included expenditures for property and equipment totaling $731 million, primarily related to the purchase of Airbus aircraft and a $55 million increase in equipment purchase deposits for certain aircraft on order. These cash outflows were offset by $55 million in proceeds from dispositions of property and equipment and net sales of investments in marketable securities of $20 million. The $55 million in proceeds from dispositions of property and equipment was the result of the swap of one of US Airways’ owned aircraft in exchange for the leased aircraft involved in the Flight 1549 accident and several engine sale-leaseback transactions.

Net cash used in financing activities was $252 million for the first nine months of 2010 as compared to net cash provided by financing activities of $724 million for the first nine months of 2009. Principal financing activities in the 2010 period included debt repayments of $367 million, including the repurchase of $69 million aggregate principal amount of our 7% notes. Proceeds from the issuance of debt were $120 million, which primarily included the financing associated with the purchase of Airbus aircraft. Principal financing activities in the 2009 period included proceeds from the issuance of debt of $803 million, which primarily included the issuance of $172 million of convertible notes, additional loans under a spare parts loan agreement, a loan secured by certain airport landing slots, an unsecured financing with one of our third party Express carriers and the financing associated with the purchase of Airbus aircraft. Debt repayments totaled $271 million in the 2009 period. Financing activities in the 2009 period also included net proceeds from the issuance of common stock of $66 million from a May 2009 public offering of 17.5 million shares and $137 million from a September 2009 public offering of 29 million shares.
US Airways
Net cash provided by operating activities was $749 million and $211 million for the first nine months of 2010 and 2009, respectively, an improvement of $538 million. Net income for the first nine months of 2010 was $535 million as compared to a net loss of $94 million in the 2009 period, an improvement of $629 million. US Airways’ operating cash flow was also impacted by net intercompany cash transfers to US Airways Group.
Net cash provided by investing activities was $60 million for the first nine months of 2010 as compared to net cash used in investing activities of $642 million for the first nine months of 2009. Principal investing activities in the 2010 period included net proceeds from sales of marketable securities of $268 million, including sales of auction rate securities of $143 million, and a $91 million decrease in restricted cash, offset by purchases of marketable securities of $180 million and expenditures for property and equipment totaling $122 million. Expenditures for property and equipment related primarily to the purchase of Airbus aircraft. Restricted cash decreased primarily due to a change in the amount of holdback held by certain credit card processors for advance ticket sales for which US Airways has not yet provided air transportation. Principal investing activities in the 2009 period included expenditures for property and equipment totaling $727 million, primarily related to the purchase of Airbus aircraft and a $55 million increase in equipment purchase deposits for certain aircraft on order. These cash outflows were offset by $55 million in proceeds from dispositions of property and equipment and net sales of investments in marketable securities of $20 million. The $55 million in proceeds from dispositions of property and equipment was the result of the swap of one of US Airways’ owned aircraft in exchange for the leased aircraft involved in the Flight 1549 accident and several engine sale-leaseback transactions.
Net cash used in financing activities was $195 million for the first nine months of 2010 as compared to net cash provided by financing activities of $370 million for the first nine months of 2009. Principal financing activities in the 2010 period included debt repayments of $282 million and proceeds from the issuance of debt of $90 million, which primarily included the financing associated with the purchase of Airbus aircraft. Principal financing activities in the 2009 period included proceeds from the issuance of debt of $631 million, which primarily included additional loans under a spare parts loan agreement, a loan secured by certain airport landing slots, an unsecured financing with one of US Airways’ third party Express carriers and the financing associated with the purchase of Airbus aircraft. Debt repayments totaled $255 million in the 2009 period.
Commitments
As of September 30, 2010, we had $4.66 billion of long-term debt and capital leases (including current maturities and before discount on debt). The information contained herein is not a comprehensive discussion and analysis of our commitments, but rather updates disclosures made in the 2009 Annual Report on Form 10-K.
Citicorp Credit Facility
On March 23, 2007, US Airways Group entered into a term loan credit facility with Citicorp North America, Inc., as administrative agent, and a syndicate of lenders pursuant to which US Airways Group borrowed an aggregate principal amount of $1.6 billion. US Airways and certain other subsidiaries of US Airways Group are guarantors of the Citicorp credit facility.
The Citicorp credit facility bears interest at an index rate plus an applicable index margin or, at our option, LIBOR plus an applicable LIBOR margin for interest periods of one, two, three or six months. The applicable index margin, subject to adjustment, is 1.00%, 1.25% or 1.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or greater than $1 billion, respectively. The applicable LIBOR margin, subject to adjustment, is 2.00%, 2.25% or 2.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or greater than $1 billion, respectively. In addition, interest on the Citicorp credit facility may be adjusted based on the credit rating for the Citicorp credit facility as follows: (i) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least one subgrade better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be the lower of 2.25% and the rate otherwise applicable based upon the adjusted Citicorp credit facility balance and (B) the applicable index margin will be the lower of 1.25% and the rate otherwise applicable based upon the Citicorp credit facility principal balance, and (ii) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least two subgrades better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be 2.00% and (B) the applicable index margin will be 1.00%. As of September 30, 2010, the interest rate on the Citicorp credit facility was 2.76% based on a 2.50% LIBOR margin.

The Citicorp credit facility matures on March 23, 2014, and is repayable in seven annual installments with each of the first six installments to be paid on each anniversary of the closing date in an amount equal to 1% of the initial aggregate principal amount of the loan and the final installment to be paid on the maturity date in the amount of the full remaining balance of the loan.
In addition, the Citicorp credit facility requires certain mandatory prepayments upon the occurrence of specified events, establishes certain financial covenants, including minimum cash requirements and maintenance of certain minimum ratios, contains customary affirmative covenants and negative covenants and contains customary events of default. The Citicorp credit facility requires us to maintain consolidated unrestricted cash and cash equivalents of not less than $850 million, with not less than $750 million (subject to partial reductions upon certain reductions in the outstanding principal amount of the loan) of that amount held in accounts subject to control agreements, which would become restricted for use by us if certain adverse events occur per the terms of the agreement. In addition, the Citicorp credit facility amendment provides that we may issue debt in the future with a second lien on the assets pledged as collateral under the Citicorp credit facility. The principal amount outstanding under the Citicorp credit facility was $1.15 billion as of September 30, 2010. As of September 30, 2010, we were in compliance with all debt covenants under the amended credit facility.
7% Senior Convertible Notes
Prior to September 30, 2010, we had $74 million of principal amount outstanding under our 7% notes. Holders had the right to require us to purchase for cash or shares or a combination thereof, at our election, all or a portion of their 7% notes on September 30, 2010 at a purchase price equal to 100% of the principal amount of the 7% notes to be repurchased plus accrued and unpaid interest, if any, to the purchase date. As of September 30, 2010, $69 million of the 7% notes outstanding were validly surrendered for purchase and we paid $69 million in cash to satisfy the aggregate purchase price. The principal amount of the remaining 7% notes outstanding as of September 30, 2010 was $5 million.
2010 Financing Transactions
In the first quarter of 2010, US Airways borrowed $181 million to finance Airbus aircraft deliveries. These financings bear interest at a rate of LIBOR plus an applicable margin and contain default provisions and other covenants that are typical in the industry.
In the third quarter of 2010, US Airways Group borrowed $30 million to finance airport construction activities in Philadelphia. These notes bear interest at fixed rates and are secured by certain US Airways’ leasehold interests. The notes payable mature from 2020 to 2029.
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

Under all of our aircraft and engine purchase agreements, our total future commitments as of September 30, 2010 are expected to be approximately $5.9 billion through 2019, which includes predelivery deposits and payments. We have financing commitments for all Airbus aircraft scheduled for delivery in 2011 and 2012. See Part II, Item 1A, “Risk Factors — Increased costs of financing, a reduction in the availability of financing and fluctuations in interest rates could adversely affect our liquidity, operating expenses and results” and “Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions.”
Covenants and Credit Rating
In addition to the minimum cash balance requirements, our long-term debt agreements contain various negative covenants that restrict or limit our actions, including our ability to pay dividends or make other restricted payments. Our long-term debt agreements also generally contain cross-default provisions, which may be triggered by defaults by us under other agreements relating to indebtedness. See Part II, Item 1A, “Risk Factors — Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions” and “Any failure to comply with the liquidity covenants contained in our financing arrangements would likely have a material adverse effect on our business, financial condition and results of operations.” As of September 30, 2010, we and our subsidiaries were in compliance with the covenants in our long-term debt agreements.
The following table details our credit ratings as of September 30, 2010:

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

Contractual Obligations
The following table provides details of our future cash contractual obligations as of September 30, 2010 (in millions):

	Payments Due by Period
	2010	2011	2012	2013	2014	Thereafter	Total
US Airways Group (1)
Debt (2)	$—	$16	$116	$116	$1,276	$35	$1,559
Interest obligations (3)	14	57	54	48	24	26	223
US Airways (4)
Debt and capital lease obligations (5) (6)	111	397	332	271	281	1,706	3,098
Interest obligations (3) (6)	40	147	146	114	97	408	952
Aircraft purchase and operating lease commitments (7)	251	1,524	1,450	1,867	1,578	5,770	12,440
Regional capacity purchase agreements (8)	256	1,050	915	783	783	2,148	5,935
Other US Airways Group subsidiaries (9)	3	9	9	7	6	1	35

Total	$675	$3,200	$3,022	$3,206	$4,045	$10,094	$24,242

(1)
These commitments represent those specifically entered into by US Airways Group or joint commitments entered into by US Airways Group and US Airways under which each entity is jointly and severally liable.

(2)	Excludes $145 million of unamortized debt discount as of September 30, 2010.

(3)	For variable-rate debt, future interest obligations are shown above using interest rates in effect as of September 30, 2010.

(4)	Commitments listed separately under US Airways and its wholly owned subsidiaries represent commitments under agreements entered into separately by those companies.

(5)	Excludes $84 million of unamortized debt discount as of September 30, 2010.

(6)
Includes $469 million of future principal payments and $190 million of future interest payments as of September 30, 2010, respectively, related to pass through trust certificates or EETCs associated with mortgage financings for the purchase of certain aircraft.

(7)	Includes $2.98 billion of future minimum lease payments related to EETC leveraged leased financings of certain aircraft as of September 30, 2010.

(8)	Represents minimum payments under capacity purchase agreements with third-party Express carriers.

(9)	Represents operating lease commitments entered into by US Airways Group’s other airline subsidiaries Piedmont and PSA.
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

Critical Accounting Policies and Estimates
In the third quarter of 2010, there were no changes to our critical accounting policies and estimates from those disclosed in the consolidated financial statements and accompanying notes contained in our 2009 Annual Report on Form 10-K.
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
Commodity price risk
Our 2010 forecasted mainline and Express fuel consumption is approximately 1.42 billion gallons, and based on this forecast, a one cent per gallon increase in aviation fuel price results in a $14 million increase in annual expense. Since the third quarter of 2008, we have not entered into any new transactions to hedge our fuel consumption, and we have not had any fuel hedging contracts outstanding since the third quarter of 2009.
Interest rate risk
Our exposure to interest rate risk relates primarily to our cash equivalents, investment portfolios and variable-rate debt obligations. At September 30, 2010, our variable-rate long-term debt obligations of approximately $3.34 billion represented approximately 72% of our total long-term debt. If interest rates increased 10% in 2010, the impact on our results of operations would be approximately $14 million of additional interest expense.
At September 30, 2010, included within our investment portfolio are investments in auction rate securities with a fair value of $59 million ($93 million par value). As a result of the liquidity issues experienced in the global credit and capital markets, all of our auction rate securities have experienced failed auctions since August 2007. We continue to monitor the market for auction rate securities and consider its impact (if any) on the fair value of our investments. If the current market conditions deteriorate, we may be required to record additional impairment charges in other nonoperating expense, net in future periods.
We believe that, based on our current unrestricted cash, cash equivalents and short-term investments in marketable securities balances at September 30, 2010, the current lack of liquidity in our remaining investments in auction rate securities will not have a material impact on our liquidity, our cash flow or our ability to fund our operations. Refer to Note 8, “Investments in Marketable Securities” in Part I, Items 1A and 1B, respectively, of this report for additional information.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures.
An evaluation was performed under the supervision and with the participation of US Airways Group’s and US Airways’ management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2010. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2010.
Changes in internal control over financial reporting.
There has been no change to US Airways Group’s or US Airways’ internal control over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, US Airways Group’s or US Airways’ internal control over financial reporting.
Limitation on the effectiveness of controls.
We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO believe that our disclosure controls and procedures were effective at the “reasonable assurance” level as of September 30, 2010.

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
Due to the discretionary nature of business and leisure travel spending, airline industry revenues are heavily influenced by the condition of the U.S. economy and economies in other regions of the world. Unfavorable conditions in these broader economies have resulted, and may result in the future, in decreased passenger demand for air travel and changes in booking practices, both of which in turn have had, and may have in the future, a strong negative effect on our revenues. In addition, during challenging economic times, actions by our competitors to increase their revenues can have an adverse impact on our revenues. See “The airline industry is intensely competitive and dynamic” below. Certain labor agreements to which we are a party limit our ability to reduce the number of aircraft in operation, and the utilization of such aircraft, below certain levels. As a result, we may not be able to optimize the number of aircraft in operation in response to a decrease in passenger demand for air travel.
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
Historically, we have from time to time entered into hedging arrangements designed to protect against rising fuel costs. Since the third quarter of 2008, we have not entered into any new transactions to hedge our fuel consumption, and we have not had any fuel hedging contracts outstanding since the third quarter of 2009. Our ability to hedge in the future may be limited, particularly if our financial condition provides insufficient liquidity to meet counterparty collateral requirements. Our future fuel hedging arrangements, if any, may not completely protect us against price increases and may be limited in both volume of fuel and duration. Also, a rapid decline in the price of fuel could adversely impact our short-term liquidity as our hedge counterparties could require that we post collateral in the form of cash or letters of credit when the projected future market price of fuel drops below the strike price. See also the discussion in Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

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
In January 2010, Mesa Air Group, Inc. and its subsidiary Mesa Airlines filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. At December 31, 2009, Mesa Airlines operated 53 aircraft for our Express passenger operations, representing over $450 million in annual passenger revenues to us in 2009. In October 2010, we signed a non-binding term sheet which outlines an agreement in principle for an extension of 39 months from the current scheduled expiration of June 30, 2012, for the operation of 38 CRJ900 aircraft by Mesa Airlines under the companies’ codeshare and revenue sharing agreement. The transaction contemplated by the term sheet is subject to a number of conditions, including the negotiation and execution of definitive documents, approval by the US Airways and Mesa boards of directors, US Airways’ approval of Mesa’s Plan of Reorganization, and approval by the U.S. Bankruptcy Court. We cannot predict whether Mesa Airlines will be successfully reorganized or any other aspect of the pending bankruptcy case, including whether or not the term sheet will be finalized as a definitive binding agreement.
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
Low cost carriers have a profound impact on industry revenues. Using the advantage of low unit costs, these carriers offer lower fares in order to shift demand from larger, more-established airlines. Some low cost carriers, which have cost structures lower than ours, have better financial performance and significant numbers of aircraft on order for delivery in the next few years. These low-cost carriers are expected to continue to increase their market share through growth and, potentially, further consolidation, and could continue to have an impact on the overall performance of US Airways Group.
Additionally, as mergers and other forms of industry consolidation including antitrust immunity grants take place, we might or might not be included as a participant. Depending on which carriers combine and which assets, if any, are sold or otherwise transferred to other carriers in connection with such combinations, our competitive position relative to the post-combination carriers or other carriers that acquire such assets could be harmed. In addition, as carriers combine through traditional mergers or antitrust immunity grants, their route networks will grow and that growth will result in greater overlap with our network, which in turn could result in lower overall market share and revenues for us. Such consolidation is not limited to the U.S., but could include further consolidation among international carriers in Europe and elsewhere.
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
The DOT finalized rules, taking effect on April 29, 2010, requiring new procedures for customer handling during long onboard delays, as well as additional reporting requirements for airlines that could increase the cost of airline operations or reduce revenues. The DOT has been aggressively investigating alleged violations of the new rules. In addition, the DOT released a second set of proposed new rules addressing concerns about how airlines handle interactions with passengers through the reservations process, at the airport and on board the aircraft. The comment period on the proposed rules ended in September 2010. We anticipate that any new rules will take effect in 2011.
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
The conversion of some or all of US Airways Group’s 7% notes or 7.25% convertible senior notes due 2014 will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the convertible notes may encourage short selling by market participants because the conversion of the notes could depress the price of our common stock.
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

Item 6. Exhibits

Exhibit No.	Description
10.1	Letter Agreement by and among US Airways Group, Inc., US Airways, Inc. and C.A. Howlett dated September 13, 2010.

31.1	Certification of US Airways Group’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of US Airways Group’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of US Airways’ Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.4	Certification of US Airways’ Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of US Airways Group’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of US Airways’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

US Airways Group, Inc. (Registrant)
Date: October 19, 2010	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

US Airways, Inc. (Registrant)
Date: October 19, 2010	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
10.1	Letter Agreement by and among US Airways Group, Inc., US Airways, Inc. and C.A. Howlett dated September 13, 2010.

31.1	Certification of US Airways Group’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of US Airways Group’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of US Airways’ Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.4	Certification of US Airways’ Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of US Airways Group’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of US Airways’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.