Form 10-K
period 2010-12-31
US AIRWAYS GROUP INC; US AIRWAYS INC
filed 2011-02-23
CIK 701345, 714560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

US Airways Group, Inc.
(Exact name of registrant as specified in its charter)
(Commission File No. 1-8444)

Delaware	54-1194634
(State or other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

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

US Airways, Inc.
(Exact name of registrant as specified in its charter)
(Commission File No. 1-8442)

Delaware	53-0218143
(State or other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

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
The aggregate market value of common stock held by non-affiliates of US Airways Group, Inc. as of June 30, 2010 was approximately $1.38 billion.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

US Airways Group, Inc.	Yes ☑	No ☐
US Airways, Inc.	Yes ☑	No ☐
As of February 18, 2011, there were 161,894,329 shares of US Airways Group, Inc. common stock outstanding.
As of February 18, 2011, US Airways, Inc. had 1,000 shares of common stock outstanding, all of which were held by US Airways Group, Inc.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement related to US Airways Group, Inc.’s 2011 Annual Meeting of Stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of US Airways Group, Inc.’s fiscal year ended December 31, 2010, are incorporated by reference into Part III of this Annual Report on Form 10-K.

US Airways Group, Inc.
US Airways, Inc.
Form 10-K
Year Ended December 31, 2010

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

Note Concerning Forward-Looking Statements

Certain of the statements contained in this report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” and “continue” and similar terms used in connection with statements regarding, among others, our outlook, expected fuel costs, the revenue and pricing environment, and our expected financial performance and liquidity position. These statements include, but are not limited to, statements about future financial and operating results, our plans, objectives, expectations and intentions and other statements that are not historical facts. These statements are based upon the current beliefs and expectations of management and are subject to significant risks and uncertainties that could cause our actual results and financial position to differ materially from these statements. These risks and uncertainties include, but are not limited to, those described below under Part I, Item 1A, “Risk Factors” and the following:

•	the impact of significant operating losses in the future;

•	downturns in economic conditions and their impact on passenger demand and related revenues;

•	increased costs of financing, a reduction in the availability of financing and fluctuations in interest rates;

•	the impact of the price and availability of fuel and significant disruptions in the supply of aircraft fuel;

•	our high level of fixed obligations and our ability to fund general corporate requirements, obtain additional financing and respond to competitive developments;

•	any failure to comply with the liquidity covenants contained in our financing arrangements;

•	provisions in our credit card processing and other commercial agreements that may affect our liquidity;

•	the impact of union disputes, employee strikes and other labor-related disruptions;

•	our inability to maintain labor costs at competitive levels;

•	interruptions or disruptions in service at one or more of our hub airports;

•	our reliance on third-party regional operators or third-party service providers;

•	our reliance on and costs of third-party distribution channels, including those provided by global distribution systems and online travel agents;

•	changes in government legislation and regulation;

•	our reliance on automated systems and the impact of any failure or disruption of these systems;

•	the impact of changes to our business model;

•	competitive practices in the industry, including the impact of industry consolidation;

•	the loss of key personnel or our ability to attract and retain qualified personnel;

•	the impact of conflicts overseas or terrorist attacks, and the impact of ongoing security concerns;

•	our ability to operate and grow our route network;

•	the impact of environmental laws and regulations;

•	costs of ongoing data security compliance requirements and the impact of any data security breach;

•	the impact of any accident involving our aircraft or the aircraft of our regional operators;

•	delays in scheduled aircraft deliveries or other loss of anticipated fleet capacity;

•	the impact of weather conditions and seasonality of airline travel;

•	the impact of possible future increases in insurance costs and disruptions to insurance markets;

•	the impact of global events that affect travel behavior, such as an outbreak of a contagious disease;

•	the impact of foreign currency exchange rate fluctuations;

•	our ability to use NOLs and certain other tax attributes; and

•	other risks and uncertainties listed from time to time in our reports to and filings with the Securities and Exchange Commission.

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

Available Information

A copy of this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available free of charge at www.usairways.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

The U.S. Airline Industry

The U.S. airline industry returned to profitability in 2010 after two difficult and challenging years. Profitability was driven by increased revenues resulting from improved economic conditions, new ancillary revenues and industry capacity discipline, which enabled airlines to obtain higher yields. The industry closed out 2010 experiencing continued strong passenger demand. The Air Transport Association of America reported that December 2010 marked the twelfth consecutive month of year-over-year revenue growth.

International markets outperformed domestic markets with respect to year-over-year improvements in revenue. International markets had been more severely impacted by the economic slowdown than domestic markets in 2009 due to their greater reliance on business travel, particularly premium and first class seating, to drive profitability. Cargo demand, which contracted significantly in 2009 due to reduced business spending, also improved in 2010.

As general economic conditions improved during 2010, market prices for crude oil and related products, including jet fuel, increased significantly. The average daily spot price of crude oil during 2010 was $79.48 per barrel as compared to $61.95 per barrel in 2009. Crude oil prices were volatile, with daily spot prices fluctuating between a low of $64.78 per barrel in May 2010 to a high of $91.48 per barrel in December 2010. Despite these fuel price increases, the airline industry was generally effective in maintaining profitability during 2010. As the industry enters 2011, a significant uncertainty exists as to whether the economic conditions and industry capacity discipline that permitted the industry to increase revenues in 2010 and thereby absorb large fuel price increases, will remain in place. See Part 1, Item 1A, “Risk Factors – Our business is dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices and significant disruptions in the supply of aircraft fuel could have a significant negative impact on our operating results and liquidity.”

The return of most major domestic carriers to profitability in 2010 improved industry liquidity, which had been significantly strained by the record fuel price spike in 2008 and recessionary business conditions in late 2008 and 2009. A continuation of these trends is dependent on, among other things, continued improvement in economic conditions and the ability of the industry to pass through increased costs, including increased fuel costs.

Airline Operations

We operate the fifth largest airline in the United States as measured by domestic revenue passenger miles (“RPMs”) and available seat miles (“ASMs”). We have hubs in Charlotte, Philadelphia and Phoenix and a focus city in Washington, D.C. at Ronald Reagan Washington National Airport (“Washington National”). We offer scheduled passenger service on more than 3,200 flights daily to more than 200 communities in the United States, Canada, Mexico, Europe, the Middle East, the Caribbean, Central and South America. We also have an established East Coast route network, including the US Airways Shuttle service. We had approximately 52 million passengers boarding our mainline flights in 2010. During 2010, our mainline operation provided regularly scheduled service or seasonal service at 132 airports while the US Airways Express network served 155 airports in the United States, Canada and Mexico, including 75 airports also served by our mainline operation. US Airways Express air carriers had approximately 28 million passengers boarding their planes in 2010. As of December 31, 2010, we operated 339 mainline jets and were supported by our regional airline subsidiaries and affiliates operating as US Airways Express under capacity purchase agreements, which operated 231 regional jets and 50 turboprops. Our prorate carriers operated 10 turboprops and three regional jets at December 31, 2010.

In 2010, we realigned our operations to focus on our core network strengths, which include our hubs in Charlotte, Philadelphia and Phoenix and our focus city at Washington National. These four cities, as well as our hourly Shuttle service between LaGuardia, Boston and Washington National airports serve as the cornerstone of our network and represent 98% of our ASMs at December 31, 2010.

We continued our strong operational performance in 2010. We received twelve first place rankings, the most among the hub and spoke carriers, in three critical U.S. Department of Transportation (“DOT”) monthly metrics including six first place rankings in baggage handling, three first place rankings in on-time performance and three first place rankings for the lowest customer complaints ratio.

On a full year basis as measured by the DOT, we ranked first in baggage handling and second in on-time performance. The combination of continued strong on-time performance and fewer mishandled bags contributed to an overall 2010 customer complaints ratio that was 10% better than the average of our hub and spoke peers.

In August 2009, US Airways Group and US Airways entered into a mutual asset purchase and sale agreement with Delta Airlines, Inc. (“Delta”). Pursuant to the agreement, US Airways would transfer to Delta certain assets related to flight operations at LaGuardia Airport in New York (“LaGuardia”), including 125 pairs of slots currently used to provide US Airways Express service at LaGuardia. Delta would transfer to US Airways certain assets related to flight operations at Washington National, including 42 pairs of slots, and the authority to serve Sao Paulo, Brazil and Tokyo, Japan. The closing of the transactions under the agreement is subject to certain closing conditions, including approvals from a number of government agencies. In a final decision dated May 4, 2010, the Federal Aviation Administration (“FAA”) rejected an alternative transaction proposed by Delta and us. On July 2, 2010, we and Delta jointly filed with the United States Circuit Court of Appeals for the District of Columbia Circuit a notice of appeal of the regulatory action taken by the FAA with respect to this transaction. We are presently in discussions with Delta and the relevant government agencies regarding a possible resolution that would allow a slot transaction with Delta to proceed. However, we cannot predict the outcome of these discussions or the related judicial proceeding, or whether a slot transaction with Delta will be completed.

For information regarding US Airways Group’s and US Airways’ operating segments and operating revenue in principal geographic areas, see Notes 13 and 12, respectively, to their respective consolidated financial statements included in Items 8A and 8B of this Annual Report on Form 10-K.

Express Operations

Certain air carriers have code share arrangements with us to operate under the trade name “US Airways Express.” Typically, under a code share arrangement, one air carrier places its designator code and sells tickets on the flights of another air carrier, which is referred to generically as its code share partner. US Airways Express carriers are an integral component of our operating network. We rely heavily on feeder traffic from our US Airways Express partners, which carry passengers to our hubs from low-density markets that are uneconomical for us to serve with large jets. In addition, US Airways Express operators offer complementary service in our existing mainline markets by operating flights during off-peak periods between mainline flights. During 2010, the US Airways Express network served 155 airports in the continental United States, Canada and Mexico, including 75 airports also served by our mainline operation. During 2010, approximately 28 million passengers boarded US Airways Express air carriers’ planes, approximately 44% of whom connected to or from our mainline flights. Of these 28 million passengers, approximately 8 million were enplaned by our wholly owned regional airlines Piedmont and PSA, approximately 20 million were enplaned by third-party carriers operating under capacity purchase agreements and less than 1 million were enplaned by carriers operating under prorate agreements, as described below.

The US Airways Express code share arrangements are in the form of either capacity purchase or prorate agreements. The capacity purchase agreements provide that all revenues, including passenger, mail and freight revenues, go to us. In return, we agree to pay predetermined fees to these airlines for operating an agreed-upon number of aircraft, without regard to the number of passengers on board. In addition, these agreements provide that certain variable costs, such as airport landing fees and passenger liability insurance, will be reimbursed 100% by us. We control marketing, scheduling, ticketing, pricing and seat inventories. Under the prorate agreements, the prorate carriers receive a prorated share of ticket revenue and pay certain service fees to us. The prorate carrier is responsible for pricing the local, point to point markets to the extent that we do not have competing existing service in that market. We are responsible for pricing all other prorate carrier tickets. The prorate carrier is also responsible for all costs incurred operating the aircraft. Our prorate carriers, Colgan Air, Inc. and Trans States Airlines, Inc., operated 10 turboprops and three regional jets, respectively, at December 31, 2010. All US Airways Express carriers have logos, service marks, aircraft paint schemes and uniforms similar to our mainline operation.

In January 2010, Mesa Air Group, Inc. and certain of its subsidiaries, including Mesa Airlines, Inc. (“Mesa”), filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. At December 31, 2010, Mesa operated 51 aircraft for our Express passenger operations, representing over $500 million in annual passenger revenues to us in 2010. In November 2010, we signed an agreement for an extension of 39 months on average from the current scheduled expiration of June 30, 2012, for the operation of 38 CRJ900 aircraft by Mesa under the companies’ codeshare and revenue sharing agreement, which agreement was approved by the U.S. Bankruptcy Court. The remaining 13 aircraft were not extended. On January 20, 2011, the U.S. Bankruptcy Court approved the bankruptcy plan of Mesa Air Group, Inc., who is expected to emerge from bankruptcy on or about February 28, 2011. For more discussion, see Part 1, Item 1A, “Risk Factors – If we incur problems with any of our third-party regional operators or third-party service providers, our operations could be adversely affected by a resulting decline in revenue or negative public perception about our services.”

The following table sets forth our US Airways Express capacity purchase agreements and the number and type of aircraft operated under those agreements at December 31, 2010.

Number and Type
Carrier	of Aircraft

PSA (1)	49 regional jets
Piedmont (1)	44 turboprops
Air Wisconsin Airlines Corporation	70 regional jets
Republic Airline Inc.	58 regional jets
Mesa Airlines, Inc.	45 regional jets and 6 turboprops
Chautauqua Airlines, Inc.	9 regional jets

(1)	PSA and Piedmont are wholly owned subsidiaries of US Airways Group.

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

US Airways is a member of the Star Alliance, the world’s largest airline alliance, which now has 27 member airlines serving approximately 1,160 destinations in 181 countries. Membership in the Star Alliance further enhances the value of our domestic and international route network by allowing customers wide access to the global marketplace. Expanded benefits for customers include network expansion, frequent flyer program benefits, airport lounge access, convenient single-ticket pricing with electronic tickets, one-stop check-in and coordinated baggage handling. We also have bilateral marketing/code sharing agreements with Star Alliance members Air China, Air New Zealand, ANA, Asiana, bmi, Brussels Airlines, Lufthansa, Singapore Airlines, Spanair, Swiss International, TAP Portugal, Turkish Airlines and United. Other international code sharing partners include EVA Airways, Qatar Airways, Royal Jordanian Airlines, TACA and Virgin Atlantic Airways. Marketing/code sharing agreements are maintained with two smaller regional carriers in the Caribbean that operate collectively as the “GoCaribbean” network. Each of these code share agreements funnel international traffic onto our domestic flights or support specific European and Caribbean markets in which we operate. Domestically, we code share with Hawaiian Airlines on intra-Hawaii flights.

Competition in the Airline Industry

The markets in which we operate are highly competitive. Price competition occurs on a market-by-market basis through price discounts, changes in pricing structures, fare matching, target promotions and frequent flyer initiatives. Airlines typically use discount fares and other promotions to stimulate traffic during normally slack travel periods, when they begin service to new cities or when they have excess capacity, to generate cash flow and maximize revenue per ASM and to establish, increase or preserve market share. Discount and promotional fares are generally non-refundable and may be subject to various restrictions such as minimum stay requirements, advance ticketing, limited seating and change fees. We have often elected to match discount or promotional fares initiated by other air carriers in certain markets in order to compete in those markets. Most airlines will quickly match price reductions in a particular market. Our ability to compete on the basis of price is limited by our fixed costs and depends on our ability to manage effectively our operating costs. Some of our competitors have greater financial resources and/or lower cost structures than we do. In addition, recent years have seen the growth of low-fare, low-cost competitors in many of the markets in which we operate. These competitors include Southwest, AirTran, JetBlue, Allegiant, Frontier and Virgin America. These low cost carriers generally have lower cost structures than US Airways.

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

Airlines are also regulated by the FAA, primarily in the areas of flight operations, maintenance and other operational and safety areas. Pursuant to these regulations, our airline subsidiaries have FAA-approved maintenance programs for each type of aircraft they operate. The programs provide for the ongoing maintenance of such aircraft, ranging from periodic routine inspections to major overhauls. From time to time, the FAA issues airworthiness directives and other regulations affecting our airline subsidiaries on one or more of the aircraft types they operate. In recent years, for example, the FAA has issued or proposed mandates relating to, among other things, increased airworthiness related inspections and maintenance procedures to be conducted on certain aircraft, fuel tank design control and flammability reductions, better fire retardant insulation blankets, wide spread fatigue damage rules, aircraft life limitations, aircraft dependent surveillance broadcast out compliance and electrical wiring systems maintenance. Regulations of this sort tend to enhance safety and increase operating costs.

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

On October 10, 2008, the FAA finalized new rules governing flight operations at the three major New York airports. These rules did not take effect because of a legal challenge, but the FAA has pushed forward with a reduction in the number of flights per hour at LaGuardia. The FAA is attempting to work with carriers on a voluntary basis to implement its new lower operations cap at LaGuardia. If this is not successful, the FAA may resort to other methods to reduce congestion in New York. Additionally, the DOT recently finalized a policy change that will permit airports to charge differentiated landing fees during congested periods, which could impact our ability to serve certain markets in the future. This decision was recently upheld by the District of Columbia Circuit Court of Appeals. The Obama Administration has not yet indicated how it intends to move forward on the issue of congestion management in the New York region, although we expect new proposed rules to be issued later this year.

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

International

The availability of international routes to domestic air carriers is regulated by agreements between the U.S. and foreign governments. Changes in U.S. or foreign government aviation policy could result in the alteration or termination of these agreements and affect our international operations. We could continue to see significant changes in terms of air service between the United States and Europe as a result of the implementation of the U.S. and the EU Air Transport Agreement, generally referred to as the Open Skies Agreement, which took effect in March 2008. The Open Skies Agreement removes bilateral restrictions on the number of flights between the U.S. and EU. One result of the Open Skies Agreement has been applications before the DOT for antitrust immunity between various domestic and international airlines. The DOT approved two such transatlantic immunities in 2010 involving other carriers. It is possible that the grant of these immunities could have an impact on our international operations.

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

In 2010, we incurred expenses of $50 million for the ASIF, including amounts paid by our wholly owned regional subsidiaries, PSA and Piedmont, and amounts attributable to our other regional carriers. Implementation of and compliance with the requirements of the Aviation Security Act have resulted and will continue to result in increased costs for us and our passengers and have resulted and will likely continue to result in service disruptions and delays. As a result of competitive pressure, US Airways and other airlines may be unable to recover all of these additional security costs from passengers through increased fares. In addition, we cannot forecast what new security and safety requirements may be imposed in the future or the costs or financial impact of complying with any such requirements.

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

Recently, climate change issues and greenhouse gas emissions (including carbon) have attracted international and domestic regulatory interest that may result in the imposition of additional regulation on airlines. The U.S. Congress is currently considering legislation on climate change. Although no federal legislation was passed in the last Congress on climate change, several states have adopted or are in the process of adopting greenhouse gas reporting or cap-and-trade programs.

Even without further federal legislation, the U.S. Environmental Protection Agency (“EPA”) may act to regulate greenhouse gas emissions. In December 2009, the EPA issued its final Endangerment and Cause or Contribute Findings for Greenhouse Gases, which became effective in January 2010. This regulatory finding sets the foundation for future EPA greenhouse gas regulation under the Clean Air Act. The EPA also promulgated a new greenhouse gas reporting rule, which became effective in December 2009, and which requires facilities that emit more than 25,000 tons per year of carbon dioxide-equivalent emissions to prepare and file certain emission reports. While some of our facilities may be covered by this rule in the future, currently none of our facilities meet the threshold for reporting. On February 3, 2009, the EPA adopted regulations implementing changes to the renewable fuel standard program, which require an increasing amount of renewable fuels in the nation’s transportation fuel mix. The EPA is also considering additional regulatory programs. Depending on the final outcome of this rulemaking, some of our facilities may be subject to additional operating and other permit requirements. As a result of these various regulatory initiatives, our operating costs may increase in compliance with these programs, although we are not situated differently in this respect from our competitors in the industry.

In addition, the EU has adopted legislation to include aviation within the EU’s existing greenhouse gas emission trading scheme effective in 2012. This legislation has been legally challenged in the EU but we have had to begin to comply and incurred additional compliance costs as a result of this legislation. While we cannot yet determine what the final regulatory scheme will be in the U.S., the EU or in other areas in which we do business, such climate change-related regulatory activity in the future may adversely affect our business and financial results.

For more discussion of environmental regulation, see Part I, Item 1A, “Risk Factors – We are subject to many forms of environmental regulation and may incur substantial costs as a result.”

Employees and Labor Relations

Our business is labor intensive. In 2010, wages, salaries and benefits were one of our largest expenses and represented approximately 23% of our operating expenses. As of December 31, 2010, US Airways employed approximately 30,900 active full-time equivalent employees, including approximately 4,000 pilots, 7,000 flight attendants, 5,700 passenger service personnel, 5,900 fleet service personnel, 3,200 maintenance personnel and 5,100 personnel in administrative and various other job categories. Our Express subsidiaries, Piedmont and PSA, employed approximately 4,900 active full-time equivalent employees, including approximately 800 pilots, 500 flight attendants, 2,800 passenger service personnel, 400 maintenance personnel and 400 personnel in administrative and various other job categories.

A large majority of the employees of the major airlines in the United States are represented by labor unions. As of December 31, 2010, approximately 86% of our active employees were represented by various labor unions. Relations between air carriers and labor unions in the United States are governed by the Railway Labor Act (“RLA”). Under the RLA, collective bargaining agreements generally contain “amendable dates” rather than expiration dates, and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the National Mediation Board (“NMB”).

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

			Contract
Union	Class or Craft	Employees (1)	Amendable Date

Integrated labor agreements:
International Association of Machinists & Aerospace Workers (“IAM”)	Fleet Service	5,900	12/31/2011
Airline Customer Service Employee Association — IBT and CWA (the “Association”)	Passenger Service	5,700	12/31/2011
IAM	Mechanics, Stock Clerks and Related	3,200	12/31/2011	(2)
IAM	Maintenance Training Instructors	30	12/31/2011
Transport Workers Union (“TWU”)	Dispatch	200	12/31/2009	(3)
TWU	Flight Crew Training Instructors	100	12/31/2011
TWU	Flight Simulator Engineers	50	12/31/2011
US Airways:
US Airline Pilots Association (“USAPA”)	Pilots	2,600	12/31/2009	(4)
Association of Flight Attendants-CWA (“AFA”)	Flight Attendants	4,800	12/31/2011	(5)
AWA:
USAPA	Pilots	1,400	12/30/2006	(4)
AFA	Flight Attendants	2,200	05/04/2004	(5)

(1)	Approximate number of active full-time equivalent employees covered by the contract as of December 31, 2010.

(2)	In negotiations for an agreement to replace contract that will become amendable.

(3)	In negotiations for an agreement to replace amendable contract.

(4)	Pilots continue to work under the terms of their separate US Airways and AWA collective bargaining agreements, as modified by the transition agreements reached in connection with the merger. On April 18, 2008, the NMB certified USAPA as the collective bargaining representative for the pilots of the combined company, including pilot groups from both pre-merger AWA and US Airways. Since that time, we have been engaged in negotiations with USAPA over the terms of a single labor agreement covering both groups.

(5)	In negotiations for a single labor agreement applicable to both US Airways and AWA. On December 15, 2005, the NMB recessed AFA’s separate contract negotiations with AWA indefinitely. Flight attendants continue to work under the terms of their separate US Airways and AWA collective bargaining agreements, as modified by the transition agreements reached in connection with the merger.

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

Aviation Fuel

The average cost of a gallon of aviation fuel for our mainline and Express operations increased 28.1% from 2009 to 2010, and our total mainline and Express fuel expense increased $700 million, or 28.3%, from 2009 to 2010. We estimate that a one cent per gallon increase in aviation fuel prices would result in a $14 million increase in annual expense based on our 2011 forecasted mainline and Express fuel consumption.

Since the third quarter of 2008, we have not entered into any new transactions to hedge our fuel consumption, and we have not had any fuel hedging contracts outstanding since the third quarter of 2009. During 2009 and 2008, we recognized net losses of $7 million and $356 million, respectively, related to our fuel hedging program.

The following table shows annual aircraft fuel consumption and costs for our mainline operations for 2008 through 2010 (gallons and aircraft fuel expense in millions):

		Average Price	Aircraft Fuel	Percentage of Total
Year	Gallons	per Gallon (1)	Expense (1)	Operating Expenses

2010	1,073	$2.24	$2,403	28.6%
2009	1,069	1.74	1,863	23.8%
2008	1,142	3.17	3,618	33.3%

(1)	Includes fuel taxes and excludes the impact of fuel hedges. The impact of fuel hedges is described in Part II, Item 7 under “US Airways Group’s Results of Operations” and “US Airways’ Results of Operations.”

In addition, we incur fuel expenses related to our Express operations. Total fuel expenses for US Airways Group’s wholly owned regional airlines and affiliate regional airlines operating under capacity purchase agreements as US Airways Express for the years ended December 31, 2010, 2009 and 2008 were $769 million, $609 million and $1.14 billion, respectively.

Fuel prices have fluctuated substantially over the past several years and sharply in the last three years. We cannot predict the future availability, price volatility or cost of aircraft fuel. Natural disasters, political disruptions or wars involving oil-producing countries, changes in fuel-related governmental policy, the strength of the U.S. dollar against foreign currencies, speculation in the energy futures markets, changes in aircraft fuel production capacity, environmental concerns and other unpredictable events may result in fuel supply shortages, additional fuel price volatility and cost increases in the future.

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

Since September 11, 2001, we and other airlines have been unable to obtain coverage for liability to persons other than employees and passengers for claims resulting from acts of terrorism, war or similar events, which is called war risk coverage, at reasonable rates from the commercial insurance market. US Airways, therefore, purchased its war risk coverage through a special program administered by the FAA, as have most other U.S. airlines. The Emergency Wartime Supplemental Appropriations Act extended this insurance protection until August 2005. The program was subsequently extended, with the same conditions and premiums, until September 30, 2011. If the federal insurance program terminates, we would likely face a material increase in the cost of war risk coverage, and because of competitive pressures in the industry, our ability to pass this additional cost to passengers may be limited.

Customer Service

In 2010, we continued our trend of strong operational performance. We believe that our focus on excellent customer service in every aspect of our operations, including personnel, flight equipment, in-flight and ancillary amenities, on-time performance, flight completion ratios and baggage handling, strengthens customer loyalty and attracts new customers.

The year ended December 31, 2010 marked a year of outstanding operational performance for US Airways. We received twelve first place rankings, the most among the hub and spoke carriers, in three critical DOT monthly metrics including six first place rankings in baggage handling, three first place rankings in on-time performance and three first place rankings for the lowest customer complaints ratio.

On a full year basis as measured by the DOT, we ranked first in baggage handling and second in on-time performance. The combination of continued strong on-time performance and fewer mishandled bags contributed to an overall 2010 customer complaints ratio that was 10% better than the average of our hub and spoke peers.

We reported the following operating statistics to the DOT for mainline operations for the years ended December 31, 2010 and 2009:

			Percent
			Better
	2010	2009	(Worse)

On-time performance (a)	83.0	80.9	2.6
Completion factor (b)	98.5	98.8	(0.3)
Mishandled baggage (c)	2.56	3.03	15.5
Customer complaints (d)	1.53	1.31	(16.8)

(a)	Percentage of reported flight operations arriving on time as defined by the DOT.

(b)	Percentage of scheduled flight operations completed.

(c)	Rate of mishandled baggage reports per 1,000 passengers.

(d)	Rate of customer complaints filed with the DOT per 100,000 passengers.

Frequent Traveler Program

All major United States airlines offer frequent flyer programs to encourage travel on their respective airlines and customer loyalty. Our Dividend Miles frequent flyer program allows participants to earn mileage credits for each paid flight segment on US Airways, Star Alliance carriers and certain other airlines that participate in the program. Participants flying in first class or Envoy class may receive additional mileage credits. Participants can also receive mileage credits through special promotions that we periodically offer and may also earn mileage credits by utilizing certain credit cards and purchasing services from non-airline partners such as hotels and rental car agencies. We sell mileage credits to credit card companies, hotels, car rental agencies and others that participate in the Dividend Miles program. Mileage credits can be redeemed for travel awards on US Airways, Star Alliance carriers or other participating airlines.

We and the other participating airline partners limit the number of seats per flight that are available for redemption by award recipients by using various inventory management techniques. Award travel is generally not permitted on blackout dates, which correspond to certain holiday periods or peak travel dates. We charge various fees for issuing awards dependent upon destination and booking method and for issuing awards within 14 days of the travel date. We reserve the right to terminate Dividend Miles or portions of the program at any time. Program rules, partners, special offers, blackout dates, awards and requisite mileage levels for awards are subject to change.

Ticket Distribution

Passengers can book tickets for travel on US Airways through several distribution channels including our direct website (www.usairways.com), our reservations centers and third party distribution channels, including those provided by or through global distribution systems (e.g., Amadeus, Sabre and Travelport), conventional travel agents and online travel agents (e.g., Expedia, Orbitz and Travelocity). In 2010, internal channels of distribution accounted for 31% of our ticketed passenger segments. Internet sites accounted for 63% of our ticketed passenger segments, of which 26% originated from our website, while 37% originated from online travel agent sites. To remain competitive, we will need to manage successfully our distribution costs and rights, increase our distribution flexibility and improve the functionality of third party distribution channels, while maintaining an industry-competitive cost structure. For more discussion, see Part 1, Item 1A, “Risk Factors – We rely on third party distribution channels and must manage effectively the costs, rights and functionality of these channels.”

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

Global market and economic conditions were unprecedented and challenging in 2008 and 2009, with tighter credit conditions imposed on borrowers. Continued concerns about the systemic impact of inflation, the availability and cost of credit, energy costs and geopolitical issues, combined with declining business activity levels and consumer confidence, increased unemployment and volatile oil prices, have contributed to unprecedented levels of volatility in the capital markets. As a result of these market conditions, the cost and availability of credit have been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. These changes in the domestic and global financial markets may increase our costs of financing and adversely affect our ability to obtain financing needed for the acquisition of aircraft that we have contractual commitments to purchase and for other types of financings we may seek in order to refinance debt maturities, raise capital or fund other types of obligations. Any downgrades to our credit rating may likewise increase the cost and reduce the availability of financing.

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

Further, a substantial portion of our indebtedness bears interest at fluctuating interest rates, primarily based on the London interbank offered rate for deposits of U.S. dollars (“LIBOR”). LIBOR tends to fluctuate based on general economic conditions, general interest rates, federal reserve rates and the supply of and demand for credit in the London interbank market. We have not hedged our interest rate exposure and, accordingly, our interest expense for any particular period may fluctuate based on LIBOR and other variable interest rates. To the extent these interest rates increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected. See also the discussion of interest rate risk in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

Our business is dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices and significant disruptions in the supply of aircraft fuel could have a significant negative impact on our operating results and liquidity.

Our operating results are significantly impacted by changes in the availability, price volatility and cost of aircraft fuel, which represents one of the largest single cost items in our business. Fuel prices have fluctuated substantially over the past several years and sharply in the last three years.

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

We have agreements with companies that process customer credit card transactions for the sale of air travel and other services. These agreements allow these processing companies, under certain conditions, to hold an amount of our cash (referred to as a “holdback”) equal to a portion of advance ticket sales that have been processed by that company, but for which we have not yet provided the air transportation. We are currently subject to certain holdback requirements. These holdback requirements can be modified at the discretion of the processing companies upon the occurrence of specific events, including material adverse changes in our financial condition. An increase in the current holdback balances to higher percentages up to and including 100% of relevant advanced ticket sales could materially reduce our liquidity. Likewise, other of our commercial agreements contain provisions that allow other entities to impose less favorable terms, including the acceleration of amounts due, in the event of material adverse changes in our financial condition.

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

If no agreement is reached during direct negotiations between the parties, either party may request the NMB to appoint a federal mediator. The RLA prescribes no timetable for the direct negotiation and mediation processes, and it is not unusual for those processes to last for many months or even several years. If no agreement is reached in mediation, the NMB in its discretion may declare that an impasse exists and proffer binding arbitration to the parties. Either party may decline to submit to arbitration, and if arbitration is rejected by either party, a 30-day “cooling off” period commences. During or after that period, a Presidential Emergency Board (“PEB”) may be established, which examines the parties’ positions and recommends a solution. The PEB process lasts for 30 days and is followed by another 30-day “cooling off” period. At the end of a “cooling off” period, unless an agreement is reached or action is taken by Congress, the labor organization may exercise “self-help,” such as a strike, which could materially adversely affect our ability to conduct our business and our financial performance.

We are currently in negotiations with unions representing our pilots and flight attendants, and both negotiations are being overseen by the NMB. As a result, these unions presently may not lawfully engage in concerted refusals to work, such as strikes, slow-downs, sick-outs or other similar activity, against us. Nonetheless, after more than five years of negotiations without a resolution to the bargaining issues that arose from the merger, there is a risk that disgruntled employees, either with or without union involvement, could engage in one or more concerted refusals to work that could individually or collectively harm the operation of our airline and impair our financial performance. Likewise, employees represented by unions that have reached post-merger integrated agreements could engage in improper actions that disrupt our operations. We are also involved in binding arbitrations regarding grievances under our collective bargaining agreements, including but not limited to issues related to wages and working conditions, which if determined adversely against us could materially adversely affect our ability to conduct our business and our financial performance and create material liability for back pay.

The inability to maintain labor costs at competitive levels would harm our financial performance.

Currently, our labor costs are very competitive relative to the other hub-and-spoke carriers. However, we cannot provide assurance that labor costs going forward will remain competitive because some of our agreements are amendable now and others may become amendable, competitors may significantly reduce their labor costs or we may agree to higher-cost provisions in our current labor negotiations. Approximately 86% of the employees within US Airways Group are represented for collective bargaining purposes by labor unions. Some of our unions have brought and may continue to bring grievances to binding arbitration, including related to wages. Unions may also bring court actions and may seek to compel us to engage in the bargaining processes where we believe we have no such obligation. If successful, there is a risk these judicial or arbitral avenues could create material additional costs that we did not anticipate.

Interruptions or disruptions in service at one of our hub airports or our focus city could have a material adverse impact on our operations.

We operate principally through hubs in Charlotte, Philadelphia and Phoenix and Washington, D.C. is a focus city. Substantially all of our flights either originate in or fly into one of these locations. A significant interruption or disruption in service at one of our hubs or at Washington, D.C. resulting from air traffic control delays, weather conditions, natural disasters, growth constraints, relations with third-party service providers, failure of computer systems, labor relations, fuel supplies, terrorist activities or otherwise could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a severe impact on our business, operations and financial performance.

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

In January 2010, Mesa Air Group, Inc. and certain of its subsidiaries, including Mesa Airlines, Inc., filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. At December 31, 2010, Mesa operated 51 aircraft for our Express passenger operations, representing over $500 million in annual passenger revenues to us in 2010. In November 2010, we signed an agreement for an extension of 39 months on average from the current scheduled expiration of June 30, 2012, for the operation of 38 CRJ900 aircraft by Mesa under the companies’ codeshare and revenue sharing agreement, which agreement was approved by the U.S. Bankruptcy Court. The remaining 13 aircraft were not extended. On January 20, 2011, the U.S. Bankruptcy Court approved the bankruptcy plan of Mesa Air Group, Inc., who is expected to emerge from bankruptcy on or about February 28, 2011. We cannot predict whether Mesa will be successfully reorganized or any other aspect of the pending bankruptcy case.

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

We rely on third party distribution channels and must manage effectively the costs, rights and functionality of these channels.

We rely on third party distribution channels, including those provided by or through global distribution systems, or GDSs (e.g., Amadeus, Sabre and Travelport), conventional travel agents and online travel agents, or OTAs (e.g., Expedia, Orbitz and Travelocity), to distribute a significant portion of our airline tickets and we expect in the future to continue to rely on these channels and hope eventually to use them to distribute and collect revenues for ancillary products (e.g., fees for selective seating). These distribution channels are more expensive and at present have less functionality in respect of ancillary product offerings than those we operate ourselves, such as our call centers and our website. Certain of these distribution channels also effectively restrict the manner in which we distribute our products generally. To remain competitive, we will need to manage successfully our distribution costs and rights, increase our distribution flexibility and improve the functionality of third party distribution channels, while maintaining an industry-competitive cost structure. A majority of our distribution agreements with key GDSs and OTAs are due to expire this year and will therefore require that we negotiate renewals or extensions. These negotiations could be contentious, could result in diminished or less favorable terms for the distribution of our tickets and ancillary products, and may not provide the functionality we require to maximize ancillary revenues. Any inability to manage our third party distribution costs, rights and functionality at a competitive level or any material diminishment or disruption in the distribution of our tickets could have a material adverse effect on our competitive position and our results of operations.

Changes in government regulation could increase our operating costs and limit our ability to conduct our business.

Airlines are subject to extensive regulatory requirements. In the last several years, Congress has passed laws, and the DOT, the FAA, the TSA and the Department of Homeland Security have issued a number of directives and other regulations. These requirements impose substantial costs on airlines. On October 10, 2008, the FAA finalized new rules governing flight operations at the three major New York airports. These rules did not take effect because of a legal challenge, but the FAA has pushed forward with a reduction in the number of flights per hour at LaGuardia. The FAA is attempting to work with carriers on a voluntary basis to implement its new lower operations cap at LaGuardia. If this is not successful, the FAA may resort to other methods to reduce congestion in New York. Additionally, the DOT recently finalized a policy change that will permit airports to charge differentiated landing fees during congested periods, which could impact our ability to serve certain markets in the future. This decision was recently upheld by the District of Columbia Circuit Court of Appeals. The Obama Administration has not yet indicated how it intends to move forward on the issue of congestion management in the New York region, although we expect new proposed rules to be issued later this year.

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

Our competitors include other major domestic airlines as well as foreign, regional and new entrant airlines, some of which have more financial resources or lower cost structures than ours, and other forms of transportation, including rail and private automobiles. In many of our markets we compete with at least one low cost air carrier. Our revenues are sensitive to the actions of other carriers in many areas including pricing, scheduling, capacity and promotions, which can have a substantial adverse impact not only on our revenues, but on overall industry revenues. These factors may become even more significant in periods when the industry experiences large losses, as airlines under financial stress, or in bankruptcy, may institute pricing structures intended to achieve near-term survival rather than long-term viability. In addition, because a significant portion of our traffic is short-haul travel, we are more susceptible than other major airlines to competition from surface transportation such as automobiles and trains.

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

Additionally, as mergers and other forms of industry consolidation, including antitrust immunity grants take place, we might or might not be included as a participant. Depending on which carriers combine and which assets, if any, are sold or otherwise transferred to other carriers in connection with such combinations, our competitive position relative to the post-combination carriers or other carriers that acquire such assets could be harmed. In addition, as carriers combine through traditional mergers or antitrust immunity grants, their route networks will grow and that growth will result in greater overlap with our network, which in turn could result in lower overall market share and revenues for us. Such consolidation is not limited to the U.S., but could include further consolidation among international carriers in Europe and elsewhere.

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

Acts of terrorism or fear of such attacks, including elevated national threat warnings, wars or other military conflicts, including the wars in Iraq and Afghanistan, may depress air travel, particularly on international routes, and cause declines in revenues and increases in costs. The attacks of September 11, 2001 and continuing terrorist threats and attempted attacks materially impacted and continue to impact air travel. Increased security procedures introduced at airports since the attacks and other such measures as may be introduced in the future generate higher operating costs for airlines. The Aviation and Transportation Security Act mandated improved flight deck security, deployment of federal air marshals on board flights, improved airport perimeter access security, airline crew security training, enhanced security screening of passengers, baggage, cargo, mail, employees and vendors, enhanced training and qualifications of security screening personnel, additional provision of passenger data to U.S. Customs and enhanced background checks. A concurrent increase in airport security charges and procedures, such as restrictions on carry-on baggage, has also had and may continue to have a disproportionate impact on short-haul travel, which constitutes a significant portion of our flying and revenue.

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

Many of our commercial partners, including credit card companies, have imposed data security standards that we must meet. In particular, we are required by the Payment Card Industry Security Standards Council, founded by the credit card companies, to comply with their highest level of data security standards. While we continue our efforts to meet these standards, new and revised standards may be imposed that may be difficult for us to meet and could increase our costs.

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

The terrorist attacks of September 11, 2001 led to a significant increase in insurance premiums and a decrease in the insurance coverage available to commercial air carriers. Accordingly, our insurance costs increased significantly and our ability to continue to obtain insurance even at current prices remains uncertain. In addition, we have obtained third-party war risk (terrorism) insurance through a special program administered by the FAA, resulting in lower premiums than if we had obtained this insurance in the commercial insurance market. The program has been extended, with the same conditions and premiums, until September 30, 2011. If the federal insurance program terminates, we would likely face a material increase in the cost of war risk insurance. The failure of one or more of our insurers could result in a lack of coverage for a period of time. Additionally, severe disruptions in the domestic and global financial markets could adversely impact the claims paying ability of some insurers. Future downgrades in the ratings of enough insurers could adversely impact both the availability of appropriate insurance coverage and its cost. Because of competitive pressures in our industry, our ability to pass additional insurance costs to passengers is limited. As a result, further increases in insurance costs or reductions in available insurance coverage could have an adverse impact on our financial results.

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

When a corporation undergoes an ownership change, as defined in Section 382 of the Internal Revenue Code (“Section 382”), a limitation is imposed on the corporation’s future ability to utilize any net operating losses (“NOLs”) generated before the ownership change and certain subsequently recognized “built-in” losses and deductions, if any, existing as of the date of the ownership change. We believe an “ownership change” as defined in Section 382 occurred for US Airways Group in February 2007. Since February 2007, there have been additional changes in the ownership of US Airways Group that, if combined with sufficiently large future changes in ownership, could result in another “ownership change” as defined in Section 382. Until US Airways Group has used all of its existing NOLs, future shifts in ownership of US Airways Group’s common stock could result in new Section 382 limitations on the use of our NOLs as of the date of an additional ownership change.

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

The conversion of some or all of US Airways Group’s 7.25% convertible senior notes due 2014 will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the convertible notes may encourage short selling by market participants because the conversion of the notes could depress the price of our common stock.

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

Flight Equipment

At December 31, 2010, we operated a mainline fleet of 339 aircraft, down from a total of 349 mainline aircraft at December 31, 2009. During 2010, we removed five leased Boeing 757-200 aircraft, five leased Boeing 737-300 aircraft and four leased Embraer 190 aircraft from our mainline operating fleet. During 2010, we took delivery of two A320 aircraft and two A330-200 aircraft. We are also supported by our regional airline subsidiaries and affiliates operating as US Airways Express under capacity purchase agreements, which operated 231 regional jets and 50 turboprops at December 31, 2010. Our prorate carriers operated 10 turboprops and three regional jets at December 31, 2010.

US Airways has definitive purchase agreements with Airbus for the acquisition of 134 aircraft, including 97 single-aisle A320 family aircraft and 37 widebody aircraft (comprised of 22 A350 XWB aircraft and 15 A330-200 aircraft). Since 2008, when deliveries commenced under the purchase agreements, we have taken delivery of 34 aircraft through December 31, 2010, which includes four A320 aircraft, 23 A321 aircraft and seven A330-200 aircraft.

US Airways plans to take delivery of 12 A320 family aircraft in each of 2011 and 2012, with the remaining 46 A320 family aircraft scheduled to be delivered between 2013 and 2015. In addition, US Airways plans to take delivery of the eight remaining A330-200 aircraft in 2013 and 2014. Deliveries of the 22 A350 XWB aircraft are scheduled to begin in 2017 and extend through 2019. US Airways has financing commitments for all Airbus aircraft scheduled for delivery in 2011 and 2012.

As of December 31, 2010, our mainline operating fleet consisted of the following aircraft:

	Average Seat	Owned/			Average
Aircraft Type	Capacity	Mortgaged (1)	Leased (2)	Total	Age (years)

A330-300	293	4	5	9	10.3
A330-200	258	4	3	7	1.2
A321	183	38	13	51	6.0
A320	150	11	61	72	11.9
A319	124	3	90	93	10.2
B767-200ER	204	—	10	10	21.4
B757-200	181	4	19	23	17.9
B737-400	144	—	40	40	20.8
B737-300	131	—	19	19	22.8
ERJ 190	99	15	—	15	3.3

Total	154	79	260	339	12.3

(1)	All owned aircraft are pledged as collateral for various secured financing agreements.

(2)	The terms of the leases expire between 2011 and 2024.

As of December 31, 2010, our wholly owned regional airline subsidiaries operated the following regional jet and turboprop aircraft:

	Average Seat				Average
Aircraft Type	Capacity	Owned	Leased (1)	Total	Age (years)

CRJ-700	70	7	7	14	6.3
CRJ-200	50	12	23	35	6.8
De Havilland Dash 8-300	50	—	11	11	19.3
De Havilland Dash 8-100	37	33	—	33	21.4

Total	48	52	41	93	13.4

(1)	The terms of the leases expire between 2013 and 2022.

We maintain inventories of spare engines, spare parts, accessories and other maintenance supplies sufficient to support our operating requirements.

The following table illustrates our committed orders and scheduled lease expirations at December 31, 2010:

	2011	2012	2013	2014	2015	Thereafter

Firm orders remaining	12	12	21	21	12	22
Scheduled mainline lease expirations	17	39	28	21	22	133
Scheduled wholly owned Express subsidiaries lease expirations	—	—	3	3	5	30

See Notes 9 and 8, “Commitments and Contingencies” in Part II, Items 8A and 8B, respectively, for additional information on aircraft purchase commitments.

Ground Facilities

At each airport where we conduct flight operations, we lease passenger, operations and baggage handling space, generally from the airport operator, but in some cases on a subleased basis from other airlines. Our main operational facilities are associated with our hubs and focus city, which are located at the following airports: Charlotte Douglas International, Philadelphia International, Phoenix Sky Harbor International and Washington National. At those locations and in other cities we serve, we maintain administrative offices, terminal, catering, cargo, training facilities, maintenance facilities and other facilities, in each case as necessary to support our operations in the particular city. Our Operations Control Center is located near Pittsburgh, Pennsylvania, in a facility leased from the Allegheny County Airport Authority.

Our corporate headquarters building is located in Tempe, Arizona, and we have satellite facilities housing various headquarter support functions in the surrounding metropolitan area. The leases on these office facilities have expiration dates ranging from 2013 to 2015.

Terminal Construction Projects

We use public airports for our flight operations under lease agreements with the government entities that own or control these airports. From time to time, airports undertake projects to improve or construct new facilities, which are typically funded through proceeds from special or general purpose bond offerings made by the respective airport governmental entity. Our airport lease and operating agreements typically provide that any costs for these new or improved airport facilities are passed through to us in the form of higher occupancy costs based on our relative percentage of occupancy at the airport. In certain circumstances, we agree to manage these airport projects.

In 2010, the airlines and the City of Philadelphia approved a project to make certain improvements to the Terminal F facilities at the Philadelphia International Airport, which will be funded with proceeds from the issuance of General Airport Revenue Bonds issued by the City of Philadelphia. We have agreed to manage this project, which is expected to commence during 2011 and cost approximately $120 million.

Item 3.	Legal Proceedings

On September 12, 2004, US Airways Group and its domestic subsidiaries (collectively, the “Reorganized Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (Case Nos. 04-13819-SSM through 03-13823-SSM) (the “2004 Bankruptcy”). On September 16, 2005, the Bankruptcy Court issued an order confirming the plan of reorganization submitted by the Reorganized Debtors and on September 27, 2005, the Reorganized Debtors emerged from the 2004 Bankruptcy. The Bankruptcy Court’s order confirming the plan included a provision called the plan injunction, which forever bars other parties from pursuing most claims against the Reorganized Debtors that arose prior to September 27, 2005 in any forum other than the Bankruptcy Court. Substantially all of the claims in the 2004 Bankruptcy have been settled and the allowed claims have been paid out in common stock of the post-bankruptcy US Airways Group at a small fraction of the actual claim amount. However, the effects of these common stock distributions were already reflected in our consolidated financial statements upon emergence from bankruptcy and will not have any further impact on our financial position or results of operations. We presently expect the bankruptcy case to be closed during 2011.

We are party to an arbitration proceeding relating to a grievance brought by our pilots union to the effect that, effective January 1, 2010, this work group was entitled to a significant increase in wages by operation of the applicable collective bargaining agreement. A hearing was conducted and the parties are awaiting the ruling of the arbitrator. An adverse ruling by the arbitrator could require a material increase in the wages of our pilots and a material back payment to make the wage increase retroactive to January 1, 2010. We believe that the union’s position is without merit and that the possibility of an adverse outcome is remote.

We are defendants in various pending lawsuits and proceedings, and from time to time are subject to other claims arising in the normal course of our business, many of which are covered in whole or in part by insurance. The outcome of those matters cannot be predicted with certainty at this time, but we, having consulted with outside counsel, believe that the ultimate disposition of these contingencies will not materially affect our consolidated financial position or results of operations.

Item 4.	[Removed and Reserved]

PART II

Item 5. Market for US Airways Group’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Exchange Listing

Our common stock trades on the NYSE under the symbol “LCC.” As of February 18, 2011, the closing price of our common stock on the NYSE was $9.72. As of February 18, 2011, there were 1,758 holders of record of our common stock.

Market Prices of Common Stock

The following table sets forth, for the periods indicated, the high and low sale prices of our common stock on the NYSE:

Year Ended
December 31	Period	High	Low

2010	Fourth Quarter	$12.26	$8.94
	Third Quarter	11.40	8.02
	Second Quarter	10.87	5.70
	First Quarter	8.17	4.47
2009	Fourth Quarter	$5.40	$2.82
	Third Quarter	5.60	2.00
	Second Quarter	5.35	2.11
	First Quarter	9.70	1.88

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

Stock Performance Graph

The following stock performance graph and related information shall not be deemed “soliciting material” or “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933 or the Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

The following stock performance graph compares our cumulative total shareholder return on an annual basis on our common stock with the cumulative total return on the Standard and Poor’s 500 Stock Index and the AMEX Airline Index from December 31, 2005 through December 31, 2010. The comparison assumes $100 was invested on December 31, 2005 in US Airways Group common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010

US Airways Group, Inc.	$100	$145	$40	$21	$13	$27
Amex Airline Index	100	107	63	45	62	86
S&P 500	100	114	118	72	89	101

Item 6.	Selected Financial Data

Selected Consolidated Financial Data of US Airways Group

The selected consolidated financial data presented below under the captions “Consolidated statements of operations data” and “Consolidated balance sheet data” for the years ended December 31, 2010, 2009 and 2008 and as of December 31, 2010 and 2009 are derived from US Airways Group’s audited consolidated financial statements included elsewhere in this report. The selected consolidated financial data for the years ended December 31, 2007 and 2006 and as of December 31, 2008, 2007 and 2006 are derived from US Airways Group’s audited consolidated financial statements not included in this report. The selected consolidated financial data should be read in conjunction with US Airways Group’s consolidated financial statements for the respective periods, the related notes and the related reports of KPMG LLP, an independent registered public accounting firm.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In millions, except share and per share data)

Consolidated statements of operations data:
Operating revenues	$11,908	$10,458	$12,118	$11,700	$11,557
Operating expenses (a)	11,127	10,340	13,918	11,167	10,999

Operating income (loss) (a)	781	118	(1,800)	533	558
Income (loss) before cumulative effect of change in accounting principle (b)	502	(205)	(2,215)	423	285
Cumulative effect of change in accounting principle, net (c)	—	—	—	—	1

Net income (loss)	$502	$(205)	$(2,215)	$423	$286

Earnings (loss) per common share before cumulative effect of change in accounting principle:
Basic	$3.11	$(1.54)	$(22.11)	$4.62	$3.30
Diluted	2.61	(1.54)	(22.11)	4.52	3.20
Cumulative effect of change in accounting principle:
Basic	$—	$—	$—	$—	$0.01
Diluted	—	—	—	—	0.01
Earnings (loss) per common share:
Basic	$3.11	$(1.54)	$(22.11)	$4.62	$3.31
Diluted	2.61	(1.54)	(22.11)	4.52	3.21
Shares used for computation (in thousands):
Basic	161,412	133,000	100,168	91,536	86,447
Diluted	201,131	133,000	100,168	95,603	93,821
Consolidated balance sheet data (at end of period):
Total assets	$7,819	$7,454	$7,214	$8,040	$7,576
Long-term obligations, less current maturities (d)	4,559	4,643	4,281	3,654	3,454
Total stockholders’ equity (deficit)	84	(355)	(494)	1,455	990

(a)	The 2010 period included a $6 million non-cash charge related to the decline in market value of certain spare parts, $5 million in aircraft costs related to previously announced capacity reductions and other net special charges of $10 million, which included a settlement and corporate transaction costs. These costs were offset by a $16 million refund of ASIF and a $1 million refund of ASIF for our Express subsidiaries previously paid to the TSA during the years 2005 to 2009.

The 2009 period included $375 million of net unrealized gains on fuel hedging instruments, $22 million in aircraft costs as a result of capacity reductions, $16 million in non-cash impairment charges due to the decline in fair value of certain indefinite lived intangible assets associated with international routes, $11 million in severance and other charges, $6 million in costs incurred related to the 2009 liquidity improvement program and $3 million in non-cash charges related to the decline in market value of certain Express spare parts.

The 2008 period included a $622 million non-cash charge to write off all of the goodwill created by the merger of US Airways Group and America West Holdings in September 2005, as well as $496 million of net unrealized losses on fuel hedging instruments. In addition, the 2008 period included $35 million of merger-related transition expenses, $18 million in non-cash charges related to the decline in fair value of certain spare parts associated with our Boeing 737 aircraft fleet and, as a result of capacity reductions, $14 million in aircraft costs and $9 million in severance charges.

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

(b)	The 2010 period included $53 million of net realized gains related to the sale of certain investments in auction rate securities as well as an $11 million settlement gain, offset by $5 million in non-cash charges related to the write off of debt issuance costs.

The 2009 period included $49 million in non-cash charges associated with the sale of 10 Embraer 190 aircraft and write off of related debt discount and issuance costs, $10 million in other-than-temporary non-cash impairment charges for investments in auction rate securities and a $2 million non-cash asset impairment charge. In addition, the period included a tax benefit of $38 million. Of this amount, $21 million was due to a non-cash income tax benefit related to gains recorded within other comprehensive income during 2009. In addition, we recorded a $14 million tax benefit related to a legislation change allowing us to carry back 100% of 2008 Alternative Minimum Tax liability (“AMT”) net operating losses, resulting in the recovery of AMT amounts paid in prior years. We also recognized a $3 million tax benefit related to the reversal of the deferred tax liability associated with the indefinite lived intangible assets that were impaired during 2009.

The 2008 period included $214 million in other-than-temporary non-cash impairment charges for investments in auction rate securities as well as $7 million in write offs of debt discount and debt issuance costs in connection with the refinancing of certain aircraft equipment notes and certain loan prepayments, offset by $8 million in gains on forgiveness of debt.

The 2007 period included an $18 million write off of debt issuance costs in connection with the refinancing of the $1.25 billion senior secured credit facility with General Electric Capital Corporation (“GECC”), referred to as the GE loan, in March 2007 and $10 million in other-than-temporary non-cash impairment charges for investments in auction rate securities, offset by a $17 million gain recognized on the sale of stock in ARINC Incorporated. In addition, the period also included a non-cash expense for income taxes of $7 million related to the utilization of NOLs acquired from US Airways. The valuation allowance associated with these acquired NOLs was recognized as a reduction of goodwill rather than a reduction in tax expense.

The 2006 period included a non-cash expense for income taxes of $85 million related to the utilization of NOLs acquired from US Airways. In addition, the period included $6 million of prepayment penalties and $5 million in accelerated amortization of debt issuance costs in connection with the refinancing of the loan previously guaranteed by the Air Transportation Stabilization Board (“ATSB”) and two loans previously provided to AWA by GECC, $17 million in payments in connection with the inducement to convert $70 million of US Airways Group’s 7% Senior Convertible Notes to common stock and a $14 million write off of debt discount and issuance costs associated with those converted notes, offset by $8 million of interest income earned on certain prior year federal income tax refunds.

(c)	The 2006 period included a $1 million benefit, which represents the cumulative effect on the accumulated deficit of the adoption of new share-based payment accounting guidance. The adjustment reflects the impact of estimating future forfeitures for previously recognized compensation expense.

(d)	Includes debt, capital leases, postretirement benefits other than pensions and employee benefit liabilities and other.

Selected Consolidated Financial Data of US Airways

The selected consolidated financial data presented below under the captions “Consolidated statements of operations data” and “Consolidated balance sheet data” for the years ended December 31, 2010, 2009 and 2008 and as of December 31, 2010 and 2009 are derived from US Airways’ audited consolidated financial statements included elsewhere in this report. The selected consolidated financial data for the years ended December 31, 2007 and 2006 and as of December 31, 2008, 2007 and 2006 are derived from US Airways’ audited consolidated financial statements not included in this report. The selected consolidated financial data should be read in conjunction with US Airways’ consolidated financial statements for the respective periods, the related notes and the related reports of KPMG LLP, an independent registered public accounting firm.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In millions)

Consolidated statements of operations data:
Operating revenues	$12,055	$10,609	$12,244	$11,813	$11,692
Operating expenses (a)	11,274	10,487	14,017	11,289	11,135

Operating income (loss) (a)	781	122	(1,773)	524	557
Income (loss) before cumulative effect of change in accounting principle (b)	599	(140)	(2,148)	478	348
Cumulative effect of change in accounting principle, net (c)	—	—	—	—	1

Net income (loss)	$599	$(140)	$(2,148)	$478	$349

Consolidated balance sheet data (at end of period):
Total assets	$7,565	$7,123	$6,954	$7,787	$7,351
Long-term obligations, less current maturities (d)	3,130	3,266	2,867	2,013	2,131
Total stockholder’s equity (deficit)	780	255	(221)	1,850	(461)

(a)	The 2010 period included a $6 million non-cash charge related to the decline in market value of certain spare parts, $5 million in aircraft costs related to previously announced capacity reductions and other net special charges of $10 million, which included a settlement and corporate transaction costs. These costs were offset by a $16 million refund of ASIF previously paid to the TSA during the years 2005 to 2009.

The 2009 period included $375 million of net unrealized gains on fuel hedging instruments, $22 million in aircraft costs as a result of capacity reductions, $16 million in non-cash impairment charges due to the decline in fair value of certain indefinite lived intangible assets associated with international routes, $11 million in severance and other charges and $6 million in costs incurred related to the 2009 liquidity improvement program.

The 2008 period included a $622 million non-cash charge to write off all of the goodwill created by the merger of US Airways Group and America West Holdings in September 2005, as well as $496 million of net unrealized losses on fuel hedging instruments. In addition, the 2008 period included $35 million of merger-related transition expenses, $18 million in non-cash charges related to the decline in fair value of certain spare parts associated with US Airways’ Boeing 737 aircraft fleet and, as a result of capacity reductions, $14 million in aircraft costs and $9 million in severance charges.

The 2007 period included $187 million of net unrealized gains on fuel hedging instruments, $7 million in tax credits due to an IRS rule change allowing US Airways to recover certain fuel usage tax amounts for years 2003-2006 and $9 million of insurance settlement proceeds related to business interruption and property damages incurred as a result of Hurricane Katrina in 2005. These credits were offset by $99 million of merger-

related transition expenses, a $99 million charge for an increase to long-term disability obligations for US Airways’ pilots as a result of the FAA-mandated pilot retirement age change and $4 million in charges related to reduced flying from Pittsburgh.

The 2006 period included $131 million of merger-related transition expenses and $70 million of net unrealized losses on fuel hedging instruments, offset by a $90 million gain associated with the return of equipment deposits upon forgiveness of a loan and $3 million of gains associated with the settlement of bankruptcy claims.

(b)	The 2010 period included $53 million of net realized gains related to the sale of certain investments in auction rate securities as well as an $11 million settlement gain, offset by $5 million in non-cash charges related to the write off of debt issuance costs.

The 2009 period included $49 million in non-cash charges associated with the sale of 10 Embraer 190 aircraft and write off of related debt discount and issuance costs, $10 million in other-than-temporary non-cash impairment charges for investments in auction rate securities and a $2 million non-cash asset impairment charge. In addition, the period included a tax benefit of $38 million. Of this amount, $21 million was due to a non-cash income tax benefit related to gains recorded within other comprehensive income during 2009. In addition, US Airways recorded a $14 million tax benefit related to a legislation change allowing it to carry back 100% of 2008 AMT net operating losses, resulting in the recovery of AMT amounts paid in prior years. US Airways also recognized a $3 million tax benefit related to the reversal of the deferred tax liability associated with the indefinite lived intangible assets that were impaired during 2009.

The 2008 period included $214 million in other-than-temporary non-cash impairment charges for investments in auction rate securities as well as $6 million in write offs of debt discount and debt issuance costs in connection with the refinancing of certain aircraft equipment notes and a loan prepayment, offset by $8 million in gains on forgiveness of debt.

The 2007 period included a $17 million gain recognized on the sale of stock in ARINC Incorporated, offset by $10 million in other-than-temporary non-cash impairment charges for investments in auction rate securities. In addition, the period also included a non-cash expense for income taxes of $7 million related to the utilization of NOLs that were generated prior to the merger. The decrease in the corresponding valuation allowance was recognized as a reduction of goodwill rather than a reduction in tax expense.

The 2006 period included a non-cash expense for income taxes of $85 million related to the utilization of NOLs that were generated prior to the merger. In addition, the period included $6 million of prepayment penalties and $5 million in accelerated amortization of debt issuance costs in connection with the refinancing of the loan previously guaranteed by the ATSB and two loans previously provided to AWA by GECC, offset by $8 million of interest income earned on certain prior year federal income tax refunds.

(c)	The 2006 period included a $1 million benefit, which represents the cumulative effect on the accumulated deficit of the adoption of new share-based payment accounting guidance. The adjustment reflects the impact of estimating future forfeitures for previously recognized compensation expense.

(d)	Includes debt, capital leases, postretirement benefits other than pensions and employee benefit liabilities and other.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

US Airways Group is a holding company whose primary business activity is the operation of a major network air carrier through its wholly owned subsidiaries US Airways, Piedmont, PSA, MSC and AAL. Effective upon US Airways Group’s emergence from bankruptcy on September 27, 2005, US Airways Group merged with America West Holdings, with US Airways Group as the surviving corporation.

We operate the fifth largest airline in the United States as measured by domestic RPMs and ASMs. We have hubs in Charlotte, Philadelphia and Phoenix and a focus city in Washington, D.C. at Ronald Reagan Washington National Airport. We offer scheduled passenger service on more than 3,200 flights daily to more than 200 communities in the United States, Canada, Mexico, Europe, the Middle East, the Caribbean, Central and South America. We also have an established East Coast route network, including the US Airways Shuttle service. We had approximately 52 million passengers boarding our mainline flights in 2010. As of December 31, 2010, we operated 339 mainline jets and are supported by our regional airline subsidiaries and affiliates operating as US Airways Express under capacity purchase agreements, which operated 231 regional jets and 50 turboprops. Our prorate carriers operated 10 turboprops and three regional jets at December 31, 2010.

2010 Year in Review

The U.S. Airline Industry

The U.S. airline industry returned to profitability in 2010 after two difficult and challenging years. Profitability was driven by increased revenues resulting from improved economic conditions, new ancillary revenues and industry capacity discipline, which enabled airlines to obtain higher yields. The industry closed out 2010 experiencing continued strong passenger demand. The Air Transport Association of America reported that December 2010 marked the twelfth consecutive month of year-over-year revenue growth.

International markets outperformed domestic markets with respect to year-over-year improvements in revenue. International markets had been more severely impacted by the economic slowdown than domestic markets in 2009 due to their greater reliance on business travel, particularly premium and first class seating, to drive profitability. Cargo demand, which contracted significantly in 2009 due to reduced business spending, also improved in 2010.

As general economic conditions improved during 2010, market prices for crude oil and related products, including jet fuel, increased significantly. The average daily spot price of crude oil during 2010 was $79.48 per barrel as compared to $61.95 per barrel in 2009. Crude oil prices were volatile, with daily spot prices fluctuating between a low of $64.78 per barrel in May 2010 to a high of $91.48 per barrel in December 2010. Despite these fuel price increases, the airline industry was generally effective in maintaining profitability during 2010. As the industry enters 2011, a significant uncertainty exists as to whether the economic conditions and industry capacity discipline that permitted the industry to increase revenues in 2010 and thereby absorb large fuel price increases, will remain in place. See Part 1, Item 1A, “Risk Factors – Our business is dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices and significant disruptions in the supply of aircraft fuel could have a significant negative impact on our operating results and liquidity.”

The return of most major domestic carriers to profitability in 2010 improved industry liquidity, which had been significantly strained by the record fuel price spike in 2008 and recessionary business conditions in late 2008 and 2009. A continuation of these trends is dependent on, among other things, continued improvement in economic conditions and the ability of the industry to pass through increased costs, including increased fuel costs.

US Airways Group

US Airways Group’s net income for the year ended December 31, 2010 was $502 million, or $2.61 per diluted share, which represented our highest annual profit since our merger in 2005. Additionally, we ran one of the industry’s most reliable operations as measured by the DOT rankings in on-time performance, baggage handling and customer complaints ratio.

Revenue

We experienced year-over-year growth in revenues driven by higher yields as a result of the improved economy and industry capacity discipline. Mainline and Express passenger revenues increased $1.21 billion, or 13.1%, as compared to the 2009 period. The increase in passenger revenues was driven by an 11.2% increase in yields as compared to 2009. Our mainline and Express passenger revenue per available seat mile (“PRASM”) was 12.20 cents in 2010, a 12.1% increase as compared to 10.88 cents in 2009. Total revenue per available seat mile (“RASM”) increased by a greater amount. RASM was 13.88 cents in 2010, as compared to 12.29 cents in 2009, representing a 12.9% improvement. Total revenues benefited from our ancillary revenue initiatives, which generated $514 million in revenues in 2010, an increase of $90 million over 2009.

Fuel

The average mainline and Express price per gallon of fuel was $2.25 in 2010 as compared to an average cost per gallon of $1.76 in 2009, an increase of 28.1%. Accordingly, our mainline and Express fuel expense for 2010 was $700 million, or 28.3% higher than the 2009 period on a 0.9% increase in total system capacity.

Since the third quarter of 2008, we have not entered into any new transactions to hedge our fuel consumption, and we have not had any fuel hedging contracts outstanding since the third quarter of 2009.

Cost Control

We remained committed to maintaining a low cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: the health of the economy and the price of fuel. Our mainline CASM excluding special items, fuel and profit sharing, decreased 0.04 cents, or 0.4%, from 8.34 cents in 2009 to 8.30 cents in 2010. The decrease in the 2010 period was primarily due to our strong operational performance and continued cost diligence, which enabled us to increase mainline capacity by 1.2% while keeping costs relatively flat.

The following table details our mainline costs per available seat mile (“CASM”) for the year ended December 31, 2010 and 2009:

			Percent
			Increase
	2010	2009	(Decrease)
	(In cents)

Mainline CASM excluding special items, fuel and profit sharing:
Total mainline CASM	11.73	11.06	6.1
Special items, net	(0.01)	(0.08)	(91.7)
Aircraft fuel and related taxes	(3.36)	(2.63)	27.4
Loss on fuel hedging instruments, net	—	(0.01)	nm
Profit sharing	(0.07)	—	nm

Total mainline CASM excluding special items, fuel and profit sharing (1)	8.30	8.34	(0.4)

(1)	We believe that the presentation of mainline CASM excluding fuel is useful to investors as both the cost and availability of fuel are subject to many economic and political factors beyond our control, and excluding special items and profit sharing provides investors the ability to measure financial performance in a way that is more indicative of our ongoing performance and is more comparable to measures reported by other major airlines. Management uses mainline CASM excluding special items, fuel and profit sharing to evaluate our operating performance. Amounts may not recalculate due to rounding.

Customer Service

In 2010, we continued our trend of strong operational performance. We believe that our focus on excellent customer service in every aspect of our operations, including personnel, flight equipment, in-flight and ancillary amenities, on-time performance, flight completion ratios and baggage handling, strengthens customer loyalty and attracts new customers.

The year ended December 31, 2010 marked a year of outstanding operational performance for US Airways. We received twelve first place rankings, the most among the hub and spoke carriers, in three critical DOT monthly metrics including six first place rankings in baggage handling, three first place rankings in on-time performance and three first place rankings for the lowest customer complaints ratio.

On a full year basis as measured by the DOT, we ranked first in baggage handling and second in on-time performance. The combination of continued strong on-time performance and fewer mishandled bags contributed to an overall 2010 customer complaints ratio that was 10% better than the average of our hub and spoke peers.

We reported the following operating statistics to the DOT for mainline operations for the years ended December 31, 2010 and 2009:

			Percent
			Better
	2010	2009	(Worse)

On-time performance (a)	83.0	80.9	2.6
Completion factor (b)	98.5	98.8	(0.3)
Mishandled baggage (c)	2.56	3.03	15.5
Customer complaints (d)	1.53	1.31	(16.8)

(a)	Percentage of reported flight operations arriving on time as defined by the DOT.

(b)	Percentage of scheduled flight operations completed.

(c)	Rate of mishandled baggage reports per 1,000 passengers.

(d)	Rate of customer complaints filed with the DOT per 100,000 passengers.

Liquidity Position

As of December 31, 2010, our cash, cash equivalents, investments in marketable securities and restricted cash were $2.28 billion, of which $364 million was restricted.

	December 31,	December 31,
	2010	2009
	(In millions)

Cash and cash equivalents	$1,859	$1,299
Long-term restricted cash	364	480
Long-term investments in marketable securities	57	203

Total cash, cash equivalents, investments in marketable securities and restricted cash	$2,280	$1,982

During 2010, our profitability drove a $298 million improvement in our liquidity position. This improvement is net of a repurchase of $69 million of our 7% Senior Convertible Notes (the “7% notes”) in 2010.

As of December 31, 2010, our investments in marketable securities included $57 million ($84 million par value) of auction rate securities that are classified as noncurrent assets on our consolidated balance sheets. The reduction in long-term investments during 2010 was due principally to sales of $145 million of auction rate securities. Proceeds from our auction rate security sale transactions approximated the carrying amount of those investments.

Long-term restricted cash primarily includes cash collateral to secure workers’ compensation claims and credit card processing holdback requirements for advance ticket sales for which US Airways has not yet provided air transportation. The decrease in restricted cash during 2010 was primarily due to a reduction in the amount of credit card holdback.

2011 Outlook

Looking forward it is difficult to predict the price of oil, the pace at which the economy will continue to recover or the capacity actions of other airlines, which may impact the ability to obtain higher yields. Over the past few years we have taken significant and decisive actions to maintain capacity that is in line with demand, realign our network to focus on key markets, introduce new revenue streams, control costs and continue our commitment to exceptional operating reliability. We believe these actions have positioned us well as we enter 2011.

US Airways Group’s Results of Operations

In 2010, we realized operating income of $781 million and income before income taxes of $502 million. We experienced year-over-year growth in revenues driven by higher yields as a result of the improved economy and industry capacity discipline. Our 2010 results were also impacted by recognition of the following special items:

•	$5 million of net special charges, consisting of a $6 million non-cash charge related to the decline in market value of certain spare parts, $5 million in aircraft costs related to previously announced capacity reductions and other net special charges of $10 million, which included a settlement and corporate transaction costs. These costs were offset by a $16 million refund of ASIF previously paid to the TSA during the years 2005 to 2009;

•	$1 million refund for our Express subsidiaries of ASIF previously paid to the TSA during the years 2005 to 2009; and

•	$53 million of net realized gains related to the sale of certain investments in auction rate securities as well as an $11 million settlement gain, offset by $5 million in non-cash charges related to the write off of debt issuance costs, all included in nonoperating expense, net.

In 2009, we realized operating income of $118 million and a loss before income taxes of $243 million. We experienced significant declines in revenues in 2009 as a result of the global economic recession. Our 2009 results were also impacted by recognition of the following special items:

•	$375 million of net unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments;

•	$55 million of net special charges, consisting of $22 million in aircraft costs as a result of capacity reductions, $16 million in non-cash impairment charges due to the decline in fair value of certain indefinite lived intangible assets associated with international routes, $11 million in severance and other charges and $6 million in costs incurred related to the 2009 liquidity improvement program;

•	$3 million in non-cash charges related to the decline in market value of certain Express spare parts; and

•	$49 million in non-cash charges associated with the sale of 10 Embraer 190 aircraft and write off of related debt discount and issuance costs, $10 million in other-than-temporary non-cash impairment charges for investments in auction rate securities and a $2 million non-cash asset impairment charge, all included in nonoperating expense, net.

In 2008, we realized an operating loss of $1.8 billion and a loss before income taxes of $2.22 billion. The 2008 loss was driven by an average mainline and Express price per gallon of fuel of $3.18 as well as a $622 million non-cash charge to write off all of the goodwill created by the merger of US Airways Group and America West Holdings in September 2005. Our 2008 results were also impacted by recognition of the following special items:

•	$496 million of net unrealized losses resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments;

•	$76 million of net special charges, consisting of $35 million of merger-related transition expenses, $18 million in non-cash charges related to the decline in fair value of certain spare parts associated with our Boeing 737 aircraft fleet and, as a result of capacity reductions, $14 million in aircraft costs and $9 million in severance charges; and

•	$214 million in other-than-temporary non-cash impairment charges for investments in auction rate securities as well as $7 million in write offs of debt discount and debt issuance costs in connection with the refinancing of certain aircraft equipment notes and certain loan prepayments, offset by $8 million in gains on forgiveness of debt, all included in nonoperating expense, net.

At December 31, 2010, we had approximately $1.92 billion of gross NOLs to reduce future federal taxable income. All of our NOLs are expected to be available to reduce federal taxable income in the calendar year 2011. The NOLs expire during the years 2024 through 2029. Our net deferred tax assets, which include $1.85 billion of the NOLs, are subject to a full valuation allowance. We also had approximately $82 million of tax-effected state NOLs at December 31, 2010. At December 31, 2010, the federal and state valuation allowances were $368 million and $62 million, respectively.

For the year ended December 31, 2010, we utilized NOLs to reduce our income tax obligation. Utilization of these NOLs results in a corresponding decrease in the valuation allowance. As this valuation allowance was established through the recognition of tax expense, the decrease in valuation allowance offsets the tax provision dollar for dollar.

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

For the year ended December 31, 2008, we reported a loss, which increased our NOLs, and we did not record a tax provision.

The table below sets forth our selected mainline and Express operating data:

				Percent		Percent
				Increase		Increase
	Year Ended December 31,			(Decrease)		(Decrease)
	2010	2009	2008	2010-2009		2009-2008

Mainline
Revenue passenger miles (millions) (a)	58,977	57,889	60,570	1.9		(4.4)
Available seat miles (millions) (b)	71,588	70,725	74,151	1.2		(4.6)
Passenger load factor (percent) (c)	82.4	81.9	81.7	0.5	pts	0.2	pts
Yield (cents) (d)	12.96	11.66	13.51	11.1		(13.7)
Passenger revenue per available seat mile (cents) (e)	10.68	9.55	11.04	11.9		(13.5)
Operating cost per available seat mile (cents) (f)	11.73	11.06	14.66	6.1		(24.6)
Passenger enplanements (thousands) (g)	51,853	51,016	54,820	1.6		(6.9)
Departures (thousands)	451	461	496	(2.2)		(7.1)
Aircraft at end of period	339	349	354	(2.9)		(1.4)
Block hours (thousands) (h)	1,199	1,224	1,300	(2.1)		(5.8)
Average stage length (miles) (i)	981	972	955	0.9		1.8
Average passenger journey (miles) (j)	1,674	1,637	1,554	2.3		5.4
Fuel consumption (gallons in millions)	1,073	1,069	1,142	0.4		(6.4)
Average aircraft fuel price including related taxes (dollars per gallon)	2.24	1.74	3.17	28.5		(45.0)
Full time equivalent employees at end of period	30,871	31,333	32,671	(1.5)		(4.1)
Express (k)
Revenue passenger miles (millions) (a)	10,616	10,570	10,855	0.4		(2.6)
Available seat miles (millions) (b)	14,230	14,367	14,953	(1.0)		(3.9)
Passenger load factor (percent) (c)	74.6	73.6	72.6	1.0	pts	1.0	pts
Yield (cents) (d)	26.57	23.68	26.52	12.2		(10.7)
Passenger revenue per available seat mile (cents) (e)	19.83	17.42	19.26	13.8		(9.5)
Operating cost per available seat mile (cents) (f)	19.18	17.53	20.39	9.4		(14.0)
Passenger enplanements (thousands) (g)	27,707	26,949	26,732	2.8		0.8
Aircraft at end of period	281	283	296	(0.7)		(4.4)
Fuel consumption (gallons in millions)	336	338	352	(0.6)		(3.8)
Average aircraft fuel price including related taxes (dollars per gallon)	2.29	1.80	3.23	27.0		(44.3)
Total Mainline and Express
Revenue passenger miles (millions) (a)	69,593	68,459	71,425	1.7		(4.2)
Available seat miles (millions) (b)	85,818	85,092	89,104	0.9		(4.5)
Passenger load factor (percent) (c)	81.1	80.5	80.2	0.6	pts	0.3	pts
Yield (cents) (d)	15.04	13.52	15.49	11.2		(12.7)
Passenger revenue per available seat mile (cents) (e)	12.20	10.88	12.42	12.1		(12.4)
Total revenue per available seat mile (cents) (l)	13.88	12.29	13.60	12.9		(9.6)
Passenger enplanements (thousands) (g)	79,560	77,965	81,552	2.0		(4.4)
Aircraft at end of period	620	632	650	(1.9)		(2.8)
Fuel consumption (gallons in millions)	1,409	1,407	1,494	0.1		(5.8)
Average aircraft fuel price including related taxes (dollars per gallon)	2.25	1.76	3.18	28.1		(44.8)

(a)	Revenue passenger mile (“RPM”) – A basic measure of sales volume. One RPM represents one passenger flown one mile.

(b)	Available seat mile (“ASM”) – A basic measure of production. One ASM represents one seat flown one mile.

(c)	Passenger load factor – The percentage of available seats that are filled with revenue passengers.

(d)	Yield – A measure of airline revenue derived by dividing passenger revenue by RPMs and expressed in cents per mile.

(e)	Passenger revenue per available seat mile (“PRASM”) – Passenger revenues divided by ASMs.

(f)	Operating cost per available seat mile (“CASM”) – Operating expenses divided by ASMs.

(g)	Passenger enplanements – The number of passengers on board an aircraft, including local, connecting and through passengers.

(h)	Block hours – The hours measured from the moment an aircraft first moves under its own power, including taxi time, for the purposes of flight until the aircraft is docked at the next point of landing and its power is shut down.

(i)	Average stage length – The average of the distances flown on each segment of every route.

(j)	Average passenger journey – The average one-way trip measured in miles for one passenger origination.

(k)	Express statistics include Piedmont and PSA, as well as operating and financial results from capacity purchase agreements with Air Wisconsin Airlines Corporation, Republic Airline Inc., Mesa Airlines, Inc. and Chautauqua Airlines, Inc.

(l)	Total revenue per available seat mile (“RASM”) – Total revenues divided by total mainline and Express ASMs.

2010 Compared With 2009

Operating Revenues:

			Percent
			Increase
	2010	2009	(Decrease)
	(In millions)

Operating revenues:
Mainline passenger	$7,645	$6,752	13.2
Express passenger	2,821	2,503	12.7
Cargo	149	100	48.8
Other	1,293	1,103	17.2

Total operating revenues	$11,908	$10,458	13.9

Total operating revenues in 2010 were $11.91 billion as compared to $10.46 billion in 2009, an increase of $1.45 billion or 13.9%. Significant changes in the components of operating revenues are as follows:

•	Mainline passenger revenues were $7.65 billion in 2010, an increase of $893 million from 2009. Mainline RPMs increased 1.9% as mainline capacity, as measured by ASMs, increased 1.2%, resulting in a 0.5 point increase in load factor to 82.4%. Mainline passenger yield increased 11.1% to 12.96 cents in 2010 from 11.66 cents in 2009. Mainline PRASM increased 11.9% to 10.68 cents in 2010 from 9.55 cents in 2009. These increases in mainline yield and PRASM were due principally to the strengthened pricing environment driven by the improved economy and continued industry capacity discipline.

•	Express passenger revenues were $2.82 billion in 2010, an increase of $318 million from 2009. Express RPMs increased 0.4% as Express capacity, as measured by ASMs, decreased 1%, resulting in a one point increase in load factor to 74.6%. Express passenger yield increased 12.2% to 26.57 cents in 2010 from 23.68 cents in 2009. Express PRASM increased 13.8% to 19.83 cents in 2010 from 17.42 cents in 2009. The increases in Express yield and PRASM were the result of the same strengthened pricing environment discussed in mainline passenger revenues above.

•	Cargo revenues were $149 million in 2010, an increase of $49 million, or 48.8%, from 2009. The increase in cargo revenues was driven primarily by an increase in international freight volume as a result of the improved economic environment.

•	Other revenues were $1.29 billion in 2010, an increase of $190 million, or 17.2%, from 2009. Ancillary revenues, principally checked bag fees, comprised approximately half of the increase. The remaining increase is primarily related to higher revenues associated with our frequent flyer program, including increased marketing revenues related to miles sold to business partners and increased revenues from partner airline frequent flyer award redemptions on US Airways.

Operating Expenses:

			Percent
			Increase
	2010	2009	(Decrease)
	(In millions)

Operating expenses:
Aircraft fuel and related taxes	$2,403	$1,863	29.0
Loss (gain) on fuel hedging instruments, net:
Realized	—	382	nm
Unrealized	—	(375)	nm
Salaries and related costs	2,244	2,165	3.6
Aircraft rent	670	695	(3.7)
Aircraft maintenance	661	700	(5.5)
Other rent and landing fees	549	560	(1.9)
Selling expenses	421	382	10.3
Special items, net	5	55	(91.6)
Depreciation and amortization	248	242	2.7
Other	1,197	1,152	3.9

Total mainline operating expenses	8,398	7,821	7.4
Express expenses:
Fuel	769	609	26.2
Other	1,960	1,910	2.7

Total Express expenses	2,729	2,519	8.4

Total operating expenses	$11,127	$10,340	7.6

Total operating expenses were $11.13 billion in 2010, an increase of $787 million, or 7.6%, compared to 2009. Mainline operating expenses were $8.4 billion in 2010, an increase of $577 million, or 7.4%, from 2009, while mainline capacity increased 1.2%.

The 2010 period included $5 million of net special charges, consisting of a $6 million non-cash charge related to the decline in market value of certain spare parts, $5 million in aircraft costs related to previously announced capacity reductions and other net special charges of $10 million, which included a settlement and corporate transaction costs. These costs were offset by a $16 million refund of ASIF previously paid to the TSA during the years 2005 to 2009. This compares to net special charges of $55 million in 2009, consisting of $22 million in aircraft costs as a result of capacity reductions, $16 million in non-cash impairment charges due to the decline in fair value of certain indefinite lived intangible assets associated with international routes, $11 million in severance and other charges and $6 million in costs incurred related to the 2009 liquidity improvement program.

Our mainline CASM excluding special items, fuel and profit sharing, decreased 0.04 cents, or 0.4%, from 8.34 cents in 2009 to 8.30 cents in 2010. The decrease in 2010 was primarily due to our strong operational performance and continued cost diligence, which enabled us to increase mainline capacity by 1.2%, while keeping costs relatively flat.

The table below sets forth the major components of our total mainline CASM and our mainline CASM excluding special items, fuel and profit sharing for the years ended December 31, 2010 and 2009:

			Percent
			Increase
	2010	2009	(Decrease)
	(In cents)

Mainline CASM:
Aircraft fuel and related taxes	3.36	2.63	27.4
Loss on fuel hedging instruments, net	—	0.01	nm
Salaries and related costs	3.13	3.06	2.4
Aircraft rent	0.93	0.98	(4.9)
Aircraft maintenance	0.92	0.99	(6.6)
Other rent and landing fees	0.77	0.79	(3.1)
Selling expenses	0.59	0.54	9.0
Special items, net	0.01	0.08	(91.7)
Depreciation and amortization	0.35	0.34	1.5
Other	1.67	1.63	2.6

Total mainline CASM	11.73	11.06	6.1
Special items, net	(0.01)	(0.08)
Aircraft fuel and related taxes	(3.36)	(2.63)
Loss on fuel hedging instruments, net	—	(0.01)
Profit sharing	(0.07)	—

Total mainline CASM excluding special items, fuel and profit sharing (1)	8.30	8.34	(0.4)

(1)	We believe that the presentation of mainline CASM excluding fuel is useful to investors as both the cost and availability of fuel are subject to many economic and political factors beyond our control, and excluding special items and profit sharing provides investors the ability to measure financial performance in a way that is more indicative of our ongoing performance and is more comparable to measures reported by other major airlines. Management uses mainline CASM excluding special items, fuel and profit sharing to evaluate our operating performance. Amounts may not recalculate due to rounding.

Significant changes in the components of mainline operating expense per ASM are as follows:

•	Aircraft fuel and related taxes per ASM increased 27.4% primarily due to a 28.5% increase in the average price per gallon of fuel to $2.24 in 2010 from $1.74 in 2009. A 0.4% increase in gallons of fuel consumed in 2010 also contributed to the increase.

•	Salaries and related costs per ASM increased 2.4% primarily due to the accrual of $47 million for profit sharing.

•	Aircraft maintenance expense per ASM decreased 6.6% in 2010 as compared to 2009 due to a shift in the mix of aircraft engines undergoing maintenance, which carried lower overhaul costs as well as a decrease in the number of engine overhauls performed.

•	Selling expenses per ASM increased 9% due to higher credit card fees and commissions paid as a result of the 13.1% increase in passenger revenues in 2010.

Total Express expenses increased $210 million, or 8.4%, in 2010 to $2.73 billion from $2.52 billion in 2009. The year-over-year increase was primarily driven by a $160 million increase in fuel costs. The average fuel price per gallon was $2.29 in 2010, which was 27% higher than the average fuel price per gallon of $1.80 in 2009. Other Express expenses increased $50 million, or 2.7%, despite a 1% decrease in Express ASMs due primarily to an increase in selling expenses as a result of the 12.7% increase in passenger revenues as well as an increase in maintenance expenses due principally to increases in the number of engine overhauls performed in 2010 as compared to 2009.

Nonoperating Income (Expense):

			Percent
			Increase
	2010	2009	(Decrease)
	(In millions)

Nonoperating income (expense):
Interest income	$13	$24	(46.3)
Interest expense, net	(329)	(304)	8.2
Other, net	37	(81)	nm

Total nonoperating expense, net	$(279)	$(361)	(22.9)

Net nonoperating expense was $279 million in 2010 as compared to $361 million in 2009. Interest expense, net increased $25 million due to an increase in the average debt balance outstanding in 2010 primarily as a result of liquidity raising initiatives completed throughout 2009.

Other nonoperating expense, net in 2010 included $53 million of net realized gains related to the sale of certain investments in auction rate securities as well as an $11 million settlement gain. These gains were offset by $17 million in net foreign currency losses as a result of the overall strengthening of the U.S. dollar during 2010 and $5 million in non-cash charges related to the write off of debt issuance costs. Other nonoperating expense, net in 2009 included $49 million in non-cash charges associated with the sale of 10 Embraer 190 aircraft and write off of related debt discount and issuance costs, a $14 million loss on the sale of certain aircraft equipment, $10 million in other-than-temporary non-cash impairment charges for investments in auction rate securities, $3 million in foreign currency losses and a $2 million non-cash asset impairment charge. The sales of auction rate securities are discussed in more detail under “Liquidity and Capital Resources.”

2009 Compared With 2008

Operating Revenues:

			Percent
			Increase
	2009	2008	(Decrease)
	(In millions)

Operating revenues:
Mainline passenger	$6,752	$8,183	(17.5)
Express passenger	2,503	2,879	(13.1)
Cargo	100	144	(30.3)
Other	1,103	912	20.9

Total operating revenues	$10,458	$12,118	(13.7)

Total operating revenues in 2009 were $10.46 billion as compared to $12.12 billion in 2008, a decline of $1.66 billion or 13.7%. Significant changes in the components of operating revenues are as follows:

•	Mainline passenger revenues were $6.75 billion in 2009, a decrease of 17.5% from 2008. Mainline RPMs decreased 4.4% as mainline capacity, as measured by ASMs, decreased 4.6%, resulting in a 0.2 point increase in load factor to 81.9%. Mainline passenger yield decreased 13.7% to 11.66 cents in 2009 from 13.51 cents in 2008. Mainline PRASM decreased 13.5% to 9.55 cents in 2009 from 11.04 cents in 2008. Mainline yield and PRASM decreased in 2009 due to the decline in passenger demand and weak pricing environment driven by the global economic recession.

•	Express passenger revenues were $2.5 billion in 2009, a decrease of $376 million from 2008. Express RPMs decreased by 2.6% as Express capacity, as measured by ASMs, decreased 3.9%, resulting in a one point increase in load factor to 73.6%. Express passenger yield decreased by 10.7% to 23.68 cents in 2009 from 26.52 cents in 2008. Express PRASM decreased 9.5% to 17.42 cents in 2009 from 19.26 cents in 2008. The decreases in Express yield and PRASM were the result of the same passenger demand declines and weak pricing environment discussed in mainline passenger revenues above.

•	Cargo revenues were $100 million in 2009, a decrease of $44 million, or 30.3%, from 2008. The decrease in cargo revenues was driven by declines in yield and freight volumes as a result of the contraction of business spending as well as a decrease in fuel surcharges in 2009 as compared to 2008.

•	Other revenues were $1.1 billion in 2009, an increase of $191 million, or 20.9%, from 2008 primarily due to an increase of $250 million generated by our first and second checked bag fees, which were implemented in the second and third quarters of 2008. This increase was offset in part by a decline in the volume of passenger ticketing change fees and declines in fuel sales to our pro-rate carriers through our MSC subsidiary due to lower fuel prices in 2009.

Operating Expenses:

			Percent
			Increase
	2009	2008	(Decrease)
	(In millions)

Operating expenses:
Aircraft fuel and related taxes	$1,863	$3,618	(48.5)
Loss (gain) on fuel hedging instruments, net:
Realized	382	(140)	nm
Unrealized	(375)	496	nm
Salaries and related costs	2,165	2,231	(3.0)
Aircraft rent	695	724	(4.0)
Aircraft maintenance	700	783	(10.6)
Other rent and landing fees	560	562	(0.5)
Selling expenses	382	439	(13.0)
Special items, net	55	76	(27.3)
Depreciation and amortization	242	215	12.5
Goodwill impairment	—	622	nm
Other	1,152	1,243	(7.4)

Total mainline operating expenses	7,821	10,869	(28.0)
Express expenses:
Fuel	609	1,137	(46.4)
Other	1,910	1,912	(0.1)

Total Express expenses	2,519	3,049	(17.4)

Total operating expenses	$10,340	$13,918	(25.7)

Total operating expenses were $10.34 billion in 2009, a decrease of $3.58 billion or 25.7% compared to 2008. Mainline operating expenses were $7.82 billion in 2009, a decrease of $3.05 billion or 28% from 2008, while mainline capacity decreased 4.6%.

The 2009 period included $55 million of net special charges consisting of $22 million in aircraft costs as a result of capacity reductions, $16 million in non-cash impairment charges due to the decline in fair value of certain indefinite lived intangible assets associated with international routes, $11 million in severance and other charges and $6 million in costs incurred related to the 2009 liquidity improvement program. This compares to net special charges of $76 million in 2008, consisting of $35 million of merger-related transition expenses, $18 million in non-cash charges related to the decline in the fair value of certain spare parts associated with our Boeing 737 aircraft fleet and, as a result of capacity reductions, $14 million in aircraft costs and $9 million in severance charges.

Our mainline CASM excluding special items, fuel and the 2008 goodwill impairment charge was relatively constant year-over-year.

The table below sets forth the major components of our total mainline CASM and our mainline CASM excluding special items, fuel and the 2008 goodwill impairment charge for the years ended December 31, 2009 and 2008:

			Percent
			Increase
	2009	2008	(Decrease)
	(In cents)

Mainline CASM:
Aircraft fuel and related taxes	2.63	4.88	(46.0)
Loss on fuel hedging instruments, net	0.01	0.48	(97.8)
Salaries and related costs	3.06	3.01	1.7
Aircraft rent	0.98	0.98	0.7
Aircraft maintenance	0.99	1.05	(6.2)
Other rent and landing fees	0.79	0.76	4.4
Selling expenses	0.54	0.59	(8.8)
Special items, net	0.08	0.10	(23.8)
Depreciation and amortization	0.34	0.29	18.0
Goodwill impairment	—	0.84	nm
Other	1.63	1.68	(2.9)

Total mainline CASM	11.06	14.66	(24.6)

Special items, net	(0.08)	(0.10)
Aircraft fuel and related taxes	(2.63)	(4.88)
Loss on fuel hedging instruments, net	(0.01)	(0.48)
Goodwill impairment	—	(0.84)

Total mainline CASM excluding special items and fuel (1)	8.34	8.36	(0.3)

(1)	We believe that the presentation of mainline CASM excluding fuel is useful to investors as both the cost and availability of fuel are subject to many economic and political factors beyond our control, and excluding special items provides investors the ability to measure financial performance in a way that is more indicative of our ongoing performance and is more comparable to measures reported by other major airlines. Management uses mainline CASM excluding special items and fuel to evaluate our operating performance. Amounts may not recalculate due to rounding.

Significant changes in the components of mainline operating expense per ASM are as follows:

•	Aircraft fuel and related taxes per ASM decreased 46% primarily due to a 45% decrease in the average price per gallon of fuel to $1.74 in 2009 from $3.17 in 2008. A 6.4% decrease in gallons of fuel consumed in 2009 on 4.6% lower capacity also contributed to the decrease.

•	Loss on fuel hedging instruments, net per ASM was a loss of 0.01 cent in 2009 as compared to a loss of 0.48 cents in 2008. Since the third quarter of 2008, we have not entered into any new transactions to hedge our fuel consumption, and we have not had any fuel hedging contracts outstanding since the third quarter of 2009. The net loss in the 2009 period included realized losses of $382 million on settled fuel hedging instruments, offset by $375 million of net unrealized gains. The unrealized gains are the result of the application of mark-to-market accounting in which unrealized losses recognized in prior periods are reversed as hedge transactions are settled in the current period. We recognized net losses from our fuel hedging program in 2008 due to the significant decline in the price of oil in the latter part of 2008, which generated unrealized losses on certain open fuel hedge transactions as the price of heating oil fell below the lower limit of our collar transactions.

•	Aircraft maintenance expense per ASM decreased 6.2% in 2009 as compared to 2008 due principally to decreases in the number of engine overhauls performed in 2009 as a result of the timing of maintenance cycles.

•	Selling expenses per ASM decreased 8.8% due to lower credit card fees, booking fees and commissions paid as a result of a decline in the number and value of tickets sold resulting from the weakened demand and pricing environment caused by the economic recession.

•	Depreciation and amortization expense per ASM increased 18% due to a net increase in owned aircraft, primarily driven by the acquisition of 19 Airbus A320 family aircraft and two Airbus A330 aircraft in 2009, which increased depreciation expense on owned aircraft.

Total Express expenses decreased $530 million, or 17.4%, in 2009 to $2.52 billion from $3.05 billion in 2008. The year-over-year decrease was primarily driven by a $528 million decrease in fuel costs. The average fuel price per gallon was $1.80 in 2009, which was 44.3% lower than the average price per gallon of $3.23 in 2008. In addition, gallons of fuel consumed in 2009 decreased 3.8% on 3.9% lower capacity. Other Express expenses decreased $2 million, or 0.1%, despite a 3.9% decrease in Express ASMs due to certain fixed costs associated with our capacity purchase agreements as well as certain contractual rate increases with these carriers.

Nonoperating Income (Expense):

			Percent
			Increase
	2009	2008	(Decrease)
	(In millions)

Nonoperating income (expense):
Interest income	$24	$83	(71.5)
Interest expense, net	(304)	(258)	17.9
Other, net	(81)	(240)	(66.5)

Total nonoperating expense, net	$(361)	$(415)	(13.1)

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

Other nonoperating expense, net in 2009 included $49 million in non-cash charges associated with the sale of 10 Embraer 190 aircraft and write off of related debt discount and issuance costs, a $14 million loss on the sale of certain aircraft equipment, $10 million in other-than-temporary non-cash impairment charges for investments in auction rate securities, $3 million in foreign currency losses and a $2 million non-cash asset impairment charge. Other nonoperating expense, net in 2008 included $214 million in other-than-temporary non-cash impairment charges for investments in auction rate securities, $25 million in foreign currency losses and $7 million in write offs of debt discount and debt issuance costs in connection with the refinancing of certain aircraft equipment notes and certain loan prepayments, offset in part by $8 million in gains on forgiveness of debt.

US Airways’ Results of Operations

In 2010, US Airways realized operating income of $781 million and income before income taxes of $600 million. US Airways experienced year-over-year growth in revenues driven by higher yields as a result of the improved economy and industry capacity discipline. US Airways’ 2010 results were also impacted by recognition of the following special items:

•	$5 million of net special charges, consisting of a $6 million non-cash charge related to the decline in market value of certain spare parts, $5 million in aircraft costs related to previously announced capacity reductions and other net special charges of $10 million, which included a settlement and corporate transaction costs. These costs were offset by a $16 million refund of ASIF previously paid to the TSA during the years 2005 to 2009; and

•	$53 million of net realized gains related to the sale of certain investments in auction rate securities as well as an $11 million settlement gain, offset by $5 million in non-cash charges related to the write off of debt issuance costs, all included in nonoperating expense, net.

In 2009, US Airways realized operating income of $122 million and a loss before income taxes of $178 million. US Airways experienced significant declines in revenues in 2009 as a result of the global economic recession. US Airways’ 2009 results were also impacted by recognition of the following special items:

•	$375 million of net unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments;

•	$55 million of net special charges, consisting of $22 million in aircraft costs as a result of capacity reductions, $16 million in non-cash impairment charges due to the decline in fair value of certain indefinite lived intangible assets associated with international routes, $11 million in severance and other charges and $6 million in costs incurred related to the 2009 liquidity improvement program; and

•	$49 million in non-cash charges associated with the sale of 10 Embraer 190 aircraft and write off of related debt discount and issuance costs, $10 million in other-than-temporary non-cash impairment charges for investments in auction rate securities and a $2 million non-cash asset impairment charge, all included in nonoperating expense, net.

In 2008, US Airways realized an operating loss of $1.77 billion and a loss before income taxes of $2.15 billion. The 2008 loss was driven by an average mainline and Express price per gallon of fuel of $3.18 as well as a $622 million non-cash charge to write off all of the goodwill created by the merger of US Airways Group and America West Holdings in September 2005. US Airways’ 2008 results were also impacted by recognition of the following special items:

•	$496 million of net unrealized losses resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments;

•	$76 million of net special charges, consisting of $35 million of merger-related transition expenses, $18 million in non-cash charges related to the decline in fair value of certain spare parts associated with US Airways’ Boeing 737 aircraft fleet and, as a result of capacity reductions, $14 million in aircraft costs and $9 million in severance charges; and

•	$214 million in other-than-temporary non-cash impairment charges for investments in auction rate securities as well as $6 million in write offs of debt discount and debt issuance costs in connection with the refinancing of certain aircraft equipment notes and a loan prepayment, offset by $8 million in gains on forgiveness of debt, all included in nonoperating expense, net.

At December 31, 2010, US Airways had approximately $1.84 billion of gross NOLs to reduce future federal taxable income. All of US Airways’ NOLs are expected to be available to reduce federal taxable income in the calendar year 2011. The NOLs expire during the years 2024 through 2029. US Airways’ net deferred tax assets, which include $1.77 billion of the NOLs, are subject to a full valuation allowance. US Airways also had approximately $78 million of tax-effected state NOLs at December 31, 2010. At December 31, 2010, the federal and state valuation allowances were $388 million and $62 million, respectively.

For the year ended December 31, 2010, US Airways utilized NOLs to reduce its income tax obligation. Utilization of these NOLs results in a corresponding decrease in the valuation allowance. As this valuation allowance was established through the recognition of tax expense, the decrease in valuation allowance offsets the tax provision dollar for dollar. For the year ended December 31, 2010, US Airways recorded $1 million of state income tax expense related to certain states where NOLs were either limited or not available to be used.

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

For the year ended December 31, 2008, US Airways reported a loss, which increased its NOLs, and it did not record a tax provision.

The table below sets forth US Airways’ selected mainline and Express operating data:

				Percent		Percent
				Increase		Increase
	Year Ended December 31,			(Decrease)		(Decrease)
	2010	2009	2008	2010-2009		2009-2008

Mainline
Revenue passenger miles (millions) (a)	58,977	57,889	60,570	1.9		(4.4)
Available seat miles (millions) (b)	71,588	70,725	74,151	1.2		(4.6)
Passenger load factor (percent) (c)	82.4	81.9	81.7	0.5	pts	0.2	pts
Yield (cents) (d)	12.96	11.66	13.51	11.1		(13.7)
Passenger revenue per available seat mile (cents) (e)	10.68	9.55	11.04	11.9		(13.5)
Aircraft at end of period	339	349	354	(2.9)		(1.4)
Fuel consumption (gallons in millions)	1,073	1,069	1,142	0.4		(6.4)
Average aircraft fuel price including related taxes (dollars per gallon)	2.24	1.74	3.17	28.5		(45.0)
Express (f)
Revenue passenger miles (millions) (a)	10,616	10,570	10,855	0.4		(2.6)
Available seat miles (millions) (b)	14,230	14,367	14,953	(1.0)		(3.9)
Passenger load factor (percent) (c)	74.6	73.6	72.6	1.0	pts	1.0	pts
Yield (cents) (d)	26.57	23.68	26.52	12.2		(10.7)
Passenger revenue per available seat mile (cents) (e)	19.83	17.42	19.26	13.8		(9.5)
Aircraft at end of period	281	283	296	(0.7)		(4.4)
Fuel consumption (gallons in millions)	336	338	352	(0.6)		(3.8)
Average aircraft fuel price including related taxes (dollars per gallon)	2.29	1.80	3.23	27.3		(44.3)
Total Mainline and Express
Revenue passenger miles (millions) (a)	69,593	68,459	71,425	1.7		(4.2)
Available seat miles (millions) (b)	85,818	85,092	89,104	0.9		(4.5)
Passenger load factor (percent) (c)	81.1	80.5	80.2	0.6	pts	0.3	pts
Yield (cents) (d)	15.04	13.52	15.49	11.2		(12.7)
Passenger revenue per available seat mile (cents) (e)	12.20	10.88	12.42	12.1		(12.4)
Total revenue per available seat mile (cents) (g)	14.05	12.47	13.74	12.7		(9.3)
Aircraft at end of period	620	632	650	(1.9)		(2.8)
Fuel consumption (gallons in millions)	1,409	1,407	1,494	0.1		(5.8)
Average aircraft fuel price including related taxes (dollars per gallon)	2.25	1.76	3.18	28.2		(44.8)

(a)	Revenue passenger mile (“RPM”) – A basic measure of sales volume. One RPM represents one passenger flown one mile.

(b)	Available seat mile (“ASM”) – A basic measure of production. One ASM represents one seat flown one mile.

(c)	Passenger load factor – The percentage of available seats that are filled with revenue passengers.

(d)	Yield – A measure of airline revenue derived by dividing passenger revenue by RPMs and expressed in cents per mile.

(e)	Passenger revenue per available seat mile (“PRASM”) – Passenger revenues divided by ASMs.

(f)	Express statistics include Piedmont and PSA, as well as operating and financial results from capacity purchase agreements with Air Wisconsin Airlines Corporation, Republic Airline Inc., Mesa Airlines, Inc. and Chautauqua Airlines, Inc.

(g)	Total revenue per available seat mile (“RASM”) – Total revenues divided by total mainline and Express ASMs.

2010 Compared With 2009

Operating Revenues:

			Percent
			Increase
	2010	2009	(Decrease)
	(In millions)

Operating revenues:
Mainline passenger	$7,645	$6,752	13.2
Express passenger	2,821	2,503	12.7
Cargo	149	100	48.8
Other	1,440	1,254	14.8

Total operating revenues	$12,055	$10,609	13.6

Total operating revenues in 2010 were $12.06 billion as compared to $10.61 billion in 2009, an increase of $1.45 billion or 13.6%. Significant changes in the components of operating revenues are as follows:

•	Mainline passenger revenues were $7.65 billion in 2010, an increase of $893 million from 2009. Mainline RPMs increased 1.9% as mainline capacity, as measured by ASMs, increased 1.2%, resulting in a 0.5 point increase in load factor to 82.4%. Mainline passenger yield increased 11.1% to 12.96 cents in 2010 from 11.66 cents in 2009. Mainline PRASM increased 11.9% to 10.68 cents in 2010 from 9.55 cents in 2009. These increases in mainline yield and PRASM were due principally to the strengthened pricing environment driven by the improved economy and continued industry capacity discipline.

•	Express passenger revenues were $2.82 billion in 2010, an increase of $318 million from 2009. Express RPMs increased 0.4% as Express capacity, as measured by ASMs, decreased 1%, resulting in a one point increase in load factor to 74.6%. Express passenger yield increased 12.2% to 26.57 cents in 2010 from 23.68 cents in 2009. Express PRASM increased 13.8% to 19.83 cents in 2010 from 17.42 cents in 2009. The increases in Express yield and PRASM were the result of the same strengthened pricing environment discussed in mainline passenger revenues above.

•	Cargo revenues were $149 million in 2010, an increase of $49 million, or 48.8%, from 2009. The increase in cargo revenues was driven primarily by an increase in international freight volume as a result of the improved economic environment.

•	Other revenues were $1.44 billion in 2010, an increase of $186 million, or 14.8%, from 2009. Ancillary revenues, principally checked bag fees, comprised approximately half of the increase. The remaining increase is primarily related to higher revenues associated with US Airways’ frequent flyer program, including increased marketing revenues related to miles sold to business partners and increased revenues from partner airline frequent flyer award redemptions on US Airways.

Operating Expenses:

			Percent
			Increase
	2010	2009	(Decrease)
	(In millions)

Operating expenses:
Aircraft fuel and related taxes	$2,403	$1,863	29.0
Loss (gain) on fuel hedging instruments, net:
Realized	—	382	nm
Unrealized	—	(375)	nm
Salaries and related costs	2,244	2,165	3.6
Aircraft rent	670	695	(3.7)
Aircraft maintenance	661	700	(5.5)
Other rent and landing fees	549	560	(1.9)
Selling expenses	421	382	10.3
Special items, net	5	55	(91.6)
Depreciation and amortization	258	251	2.6
Other	1,223	1,181	3.6

Total mainline operating expenses	8,434	7,859	7.3
Express expenses:
Fuel	770	609	26.5
Other	2,070	2,019	2.5

Total Express expenses	2,840	2,628	8.1

Total operating expenses	$11,274	$10,487	7.5

Total operating expenses were $11.27 billion in 2010, an increase of $787 million, or 7.5%, compared to 2009. Mainline operating expenses were $8.43 billion in 2010, an increase of $575 million, or 7.3%, from 2009, while mainline capacity increased 1.2%.

The 2010 period included $5 million of net special charges, consisting of a $6 million non-cash charge related to the decline in market value of certain spare parts, $5 million in aircraft costs related to previously announced capacity reductions and other net special charges of $10 million, which included a settlement and corporate transaction costs. These costs were offset by a $16 million refund of ASIF previously paid to the TSA during the years 2005 to 2009. This compares to net special charges of $55 million in 2009, consisting of $22 million in aircraft costs as a result of capacity reductions, $16 million in non-cash impairment charges due to the decline in fair value of certain indefinite lived intangible assets associated with international routes, $11 million in severance and other charges and $6 million in costs incurred related to the 2009 liquidity improvement program.

Significant changes in the components of mainline operating expense are as follows:

•	Aircraft fuel and related taxes increased 29% primarily due to a 28.5% increase in the average price per gallon of fuel to $2.24 in 2010 from $1.74 in 2009. A 0.4% increase in gallons of fuel consumed in 2010 also contributed to the increase.

•	Salaries and related costs increased 3.6% primarily due to the accrual of $47 million for profit sharing.

•	Aircraft maintenance expense decreased 5.5% in 2010 as compared to 2009 due to a shift in the mix of aircraft engines undergoing maintenance, which carried lower overhaul costs as well as a decrease in the number of engine overhauls performed.

•	Selling expenses increased 10.3% due to higher credit card fees and commissions paid as a result of the 13.1% increase in passenger revenues in 2010.

Total Express expenses increased $212 million, or 8.1%, in 2010 to $2.84 billion from $2.63 billion in 2009. The year-over-year increase was primarily driven by a $161 million increase in fuel costs. The average fuel price per gallon was $2.29 in 2010, which was 27.3% higher than the average fuel price per gallon of $1.80 in 2009. Other Express expenses increased $51 million, or 2.5%, despite a 1% decrease in Express ASMs due primarily to an increase in selling expenses as a result of the 12.7% increase in passenger revenues and certain contractual rate increases associated with capacity purchase agreements.

Nonoperating Income (Expense):

			Percent
			Increase
	2010	2009	(Decrease)
	(In millions)

Nonoperating income (expense):
Interest income	$13	$24	(46.3)
Interest expense, net	(233)	(241)	(3.1)
Other, net	39	(83)	nm

Total nonoperating expense, net	$(181)	$(300)	(39.5)

Net nonoperating expense was $181 million in 2010 as compared to $300 million in 2009. Interest expense, net decreased $8 million due to a reduction in interest-bearing intercompany payable balances, offset by an increase in the average debt balance outstanding in 2010 primarily as a result of liquidity raising initiatives completed throughout 2009.

Other nonoperating expense, net in 2010 included $53 million of net realized gains related to the sale of certain investments in auction rate securities as well as an $11 million settlement gain. These gains were offset by $17 million in net foreign currency losses as a result of the overall strengthening of the U.S. dollar during 2010 and $5 million in non-cash charges related to the write off of debt issuance costs. Other nonoperating expense, net in 2009 included $49 million in non-cash charges associated with the sale of 10 Embraer 190 aircraft and write off of related debt discount and issuance costs, a $14 million loss on the sale of certain aircraft equipment, $10 million in other-than-temporary non-cash impairment charges for investments in auction rate securities, $3 million in foreign currency losses and a $2 million non-cash asset impairment charge. The sales of auction rate securities are discussed in more detail under “Liquidity and Capital Resources.”

2009 Compared With 2008

Operating Revenues:

			Percent
			Increase
	2009	2008	(Decrease)
	(In millions)

Operating revenues:
Mainline passenger	$6,752	$8,183	(17.5)
Express passenger	2,503	2,879	(13.1)
Cargo	100	144	(30.3)
Other	1,254	1,038	20.8

Total operating revenues	$10,609	$12,244	(13.4)

Total operating revenues in 2009 were $10.61 billion as compared to $12.24 billion in 2008, a decline of $1.64 billion or 13.4%. Significant changes in the components of operating revenues are as follows:

•	Mainline passenger revenues were $6.75 billion in 2009, a decrease of 17.5% from 2008. Mainline RPMs decreased 4.4% as mainline capacity, as measured by ASMs, decreased 4.6%, resulting in a 0.2 point increase in load factor to 81.9%. Mainline passenger yield decreased 13.7% to 11.66 cents in 2009 from 13.51 cents in 2008. Mainline PRASM decreased 13.5% to 9.55 cents in 2009 from 11.04 cents in 2008. Mainline yield and PRASM decreased in 2009 due to the decline in passenger demand and weak pricing environment driven by the global economic recession.

•	Express passenger revenues were $2.5 billion in 2009, a decrease of $376 million from 2008. Express RPMs decreased by 2.6% as Express capacity, as measured by ASMs, decreased 3.9%, resulting in a one point increase in load factor to 73.6%. Express passenger yield decreased by 10.7% to 23.68 cents in 2009 from

26.52 cents in 2008. Express PRASM decreased 9.5% to 17.42 cents in 2009 from 19.26 cents in 2008. The decreases in Express yield and PRASM were the result of the same passenger demand declines and weak pricing environment discussed in mainline passenger revenues above.

•	Cargo revenues were $100 million in 2009, a decrease of $44 million, or 30.3%, from 2008. The decrease in cargo revenues was driven by declines in yield and freight volumes as a result of the contraction of business spending as well as a decrease in fuel surcharges in 2009 as compared to 2008.

•	Other revenues were $1.25 billion in 2009, an increase of $216 million, or 20.8%, from 2008 primarily due to an increase of $250 million generated by US Airways’ first and second checked bag fees, which were implemented in the second and third quarters of 2008. This increase was offset in part by a decline in the volume of passenger ticketing change fees.

Operating Expenses:

			Percent
			Increase
	2009	2008	(Decrease)
	(In millions)

Operating expenses:
Aircraft fuel and related taxes	$1,863	$3,618	(48.5)
Loss (gain) on fuel hedging instruments, net:
Realized	382	(140)	nm
Unrealized	(375)	496	nm
Salaries and related costs	2,165	2,231	(3.0)
Aircraft rent	695	724	(4.0)
Aircraft maintenance	700	783	(10.6)
Other rent and landing fees	560	562	(0.5)
Selling expenses	382	439	(13.0)
Special items, net	55	76	(27.3)
Depreciation and amortization	251	224	12.0
Goodwill impairment	—	622	nm
Other	1,181	1,243	(5.1)

Total mainline operating expenses	7,859	10,878	(27.8)
Express expenses:
Fuel	609	1,137	(46.4)
Other	2,019	2,002	0.9

Total Express expenses	2,628	3,139	(16.3)

Total operating expenses	$10,487	$14,017	(25.2)

Total operating expenses were $10.49 billion in 2009, a decrease of $3.53 billion or 25.2% compared to 2008. Mainline operating expenses were $7.86 billion in 2009, a decrease of $3.02 billion or 27.8% from 2008, while mainline capacity decreased 4.6%.

The 2009 period included $55 million of net special charges consisting of $22 million in aircraft costs as a result of capacity reductions, $16 million in non-cash impairment charges due to the decline in fair value of certain indefinite lived intangible assets associated with international routes, $11 million in severance and other charges and $6 million in costs incurred related to the 2009 liquidity improvement program. This compares to net special charges of $76 million in 2008, consisting of $35 million of merger-related transition expenses, $18 million in non-cash charges related to the decline in the fair value of certain spare parts associated with US Airways’ Boeing 737 aircraft fleet and, as a result of capacity reductions, $14 million in aircraft costs and $9 million in severance charges.

Significant changes in the components of mainline operating expense are as follows:

•	Aircraft fuel and related taxes decreased 48.5% primarily due to a 45% decrease in the average price per gallon of fuel to $1.74 in 2009 from $3.17 in 2008. A 6.4% decrease in gallons of fuel consumed in 2009 on 4.6% lower capacity also contributed to the decrease.

•	Loss on fuel hedging instruments, net was a loss of $7 million in 2009 as compared to a loss of $356 million in 2008. Since the third quarter of 2008, US Airways has not entered into any new transactions to hedge its fuel consumption, and US Airways has not had any fuel hedging contracts outstanding since the third quarter of 2009. The net loss in the 2009 period included realized losses of $382 million on settled fuel hedging instruments, offset by $375 million of net unrealized gains. The unrealized gains are the result of the application of mark-to-market accounting in which unrealized losses recognized in prior periods are reversed as hedge transactions are settled in the current period. US Airways recognized net losses from its fuel hedging program in 2008 due to the significant decline in the price of oil in the latter part of 2008, which generated unrealized losses on certain open fuel hedge transactions as the price of heating oil fell below the lower limit of its collar transactions.

•	Aircraft maintenance expense decreased 10.6% in 2009 as compared to 2008 due principally to decreases in the number of engine overhauls performed in 2009 as a result of the timing of maintenance cycles.

•	Selling expenses decreased 13% due to lower credit card fees, booking fees and commissions paid as a result of a decline in the number and value of tickets sold resulting from the weakened demand and pricing environment caused by the economic recession.

•	Depreciation and amortization expense increased 12% due to a net increase in owned aircraft, primarily driven by the acquisition of 19 Airbus A320 family aircraft and two Airbus A330 aircraft in 2009, which increased depreciation expense on owned aircraft.

Total Express expenses decreased $511 million, or 16.3%, in 2009 to $2.63 billion from $3.14 billion in 2008. The year-over-year decrease was primarily driven by a $528 million decrease in fuel costs. The average fuel price per gallon was $1.80 in 2009, which was 44.3% lower than the average price per gallon of $3.23 in 2008. In addition, gallons of fuel consumed in 2009 decreased 3.8% on 3.9% lower capacity. Other Express expenses increased $17 million, or 0.9%, despite a 3.9% decrease in Express ASMs due to certain fixed costs associated with capacity purchase agreements as well as certain contractual rate increases with these carriers.

Nonoperating Income (Expense):

			Percent
			Increase
	2009	2008	(Decrease)
	(In millions)

Nonoperating income (expense):
Interest income	$24	$83	(71.5)
Interest expense, net	(241)	(218)	10.7
Other, net	(83)	(240)	(65.8)

Total nonoperating expense, net	$(300)	$(375)	(20.1)

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

Other nonoperating expense, net in 2009 included $49 million in non-cash charges associated with the sale of 10 Embraer 190 aircraft and write off of related debt discount and issuance costs, a $14 million loss on the sale of certain aircraft equipment, $10 million in other-than-temporary non-cash impairment charges for investments in auction rate securities, $3 million in foreign currency losses and a $2 million non-cash asset impairment charge. Other nonoperating expense, net in 2008 included $214 million in other-than-temporary non-cash impairment charges for investments in auction rate securities, $25 million in foreign currency losses and $6 million in write offs of debt discount and debt issuance costs in connection with the refinancing of certain aircraft equipment notes and a loan prepayment, offset in part by $8 million in gains on forgiveness of debt.

Liquidity and Capital Resources

As of December 31, 2010, our cash, cash equivalents, investments in marketable securities and restricted cash were $2.28 billion, of which $364 million was restricted. Our investments in marketable securities included $57 million of auction rate securities at fair value ($84 million par value) that are classified as noncurrent assets on our consolidated balance sheets.

Investments in Marketable Securities

As of December 31, 2010, we held auction rate securities with a fair value of $57 million ($84 million par value), which are classified as available-for-sale securities and noncurrent assets on our consolidated balance sheets. Contractual maturities for these auction rate securities range from 23 to 42 years, with 78% of our portfolio maturing within the next 30 years (2033 – 2036) and 22% maturing thereafter (2052). As a result of the liquidity issues experienced in the global credit and capital markets, all of our auction rate securities have experienced failed auctions since August 2007.

During 2010, we sold certain investments in auction rate securities for proceeds of $145 million, resulting in $53 million of net realized gains recorded in nonoperating expense, net, of which $52 million represents the reclassification of prior period net unrealized gains from other comprehensive income as determined on a specific-identification basis. Proceeds for all of these sale transactions approximated the carrying value of our investments. We have now sold more than 75% of our investments in auction rate securities, which have experienced failed auctions since August 2007.

We continue to monitor the market for auction rate securities and consider its impact (if any) on the fair value of our remaining investments in these securities. If the current market conditions deteriorate, we may be required to record additional impairment charges in other nonoperating expense, net in future periods.

We believe that, based on our current unrestricted cash and cash equivalents balance at December 31, 2010, the current lack of liquidity in our remaining investments in auction rate securities will not have a material impact on our liquidity, our cash flow or our ability to fund our operations.

Sources and Uses of Cash

US Airways Group

2010 Compared to 2009

Net cash provided by operating activities was $804 million and $59 million in 2010 and 2009, respectively, a year-over-year improvement of $745 million. Growth in operating cash flows resulted from a $1.45 billion increase in total operating revenues driven primarily by higher yields as a result of the improved economy and industry capacity discipline. The increase in revenues was offset in part by increases in mainline and Express fuel expense, which was $700 million, or 28.3% higher than the 2009 period on a 0.9% increase in total system capacity.

Net cash provided by investing activities was $63 million in 2010 as compared to net cash used in investing activities of $495 million in 2009. Principal investing activities in 2010 included proceeds from sales of marketable securities of $325 million, including sales of auction rate securities of $145 million, and a $116 million decrease in restricted cash. These cash inflows were offset in part by purchases of marketable securities of $180 million and expenditures for property and equipment totaling $201 million. Expenditures for property and equipment related primarily to the purchase of Airbus aircraft and payments of equipment purchase deposits for certain aircraft on order. Restricted cash decreased primarily due to a change in the amount of holdback held by certain credit card processors for advance ticket sales for which US Airways has not yet provided air transportation. Principal investing activities in 2009 included expenditures for property and equipment totaling $683 million primarily related to the purchase of Airbus aircraft. These cash outflows were offset in part by $76 million in proceeds from dispositions of property and equipment, a $60 million decrease in restricted cash and proceeds from sales of investments in marketable securities of $52 million. The $76 million in proceeds from dispositions of property and equipment was the result of the swap of one of US Airways’ owned aircraft in exchange for the leased aircraft involved in the Flight 1549 accident and sale-leaseback transactions involving four aircraft and five engines. Restricted cash decreased during 2009 due to a change in the amount of holdback held by certain credit card processors for advance ticket sales for which US Airways has not yet provided air transportation.

Net cash used in financing activities was $307 million in 2010 as compared to net cash provided by financing activities of $701 million in 2009. Principal financing activities in 2010 included debt repayments of $764 million, including the repayment of existing debt associated with eight Airbus aircraft refinanced by a December 2010 enhanced equipment trust certificate (“2010 EETC”) issuance and the repurchase of $69 million aggregate principal amount of our 7% notes. These cash outflows were offset in part by proceeds from the issuance of debt of $467 million, which included $340 million of proceeds from the issuance of equipment notes associated with the 2010 EETC issuance as well as the financing associated with the purchase of Airbus aircraft. Principal financing activities in 2009 included proceeds from the issuance of debt of $919 million, which primarily included the financing associated with the purchase of Airbus aircraft, as well as the issuance of $172 million of convertible notes in a May 2009 public offering, additional loans under a spare parts loan agreement, a loan secured by certain airport landing slots and an unsecured financing with one of our third party Express carriers. These cash inflows were offset in part by debt repayments that totaled $407 million in 2009. Financing activities in 2009 also included net proceeds from the issuance of common stock of $66 million from a May 2009 public offering of 17.5 million shares and $137 million from a September 2009 public offering of 29 million shares.

2009 Compared to 2008

Net cash provided by operating activities was $59 million in 2009 as compared to net cash used in operating activities of $980 million in 2008, a year-over-year improvement of $1.04 billion. Operating cash flows significantly improved in 2009 due to the substantial reduction in the cost of fuel offset by declines in revenues as a result of the global economic recession. Our mainline and Express fuel expense was $2.28 billion, or 48%, lower in 2009 as compared to 2008 on 4.5% lower capacity. The weak demand environment caused by the global economic recession resulted in a $1.66 billion, or 13.7%, decline in total operating revenues. In addition, operating cash flows in 2009 improved by $321 million principally as a result of the wind down of our fuel hedging program. In the latter part of 2008, we recognized unrealized losses on certain open fuel hedge transactions as the price of heating oil fell below the lower limit of our collar transactions and caused us to use cash from operations to collateralize our counterparties. Since the third quarter of 2008, we have not entered into any new transactions to hedge our fuel consumption, and we have not had any fuel hedging contracts outstanding since the third quarter of 2009. Accordingly, our 2009 operating cash flows were not significantly impacted by fuel hedging transactions as any hedges settling in 2009 had been fully collateralized through the cash deposits posted during 2008.

Net cash used in investing activities was $495 million and $915 million in 2009 and 2008, respectively. Principal investing activities in 2009 included expenditures for property and equipment totaling $683 million primarily related to the purchase of Airbus aircraft. These cash outflows were offset in part by $76 million in proceeds from dispositions of property and equipment, a $60 million decrease in restricted cash and proceeds from sales of investments in marketable securities of $52 million. The $76 million in proceeds from dispositions of property and equipment was the result of the swap of one of US Airways’ owned aircraft in exchange for the leased aircraft involved in the Flight 1549 accident and sale-leaseback transactions involving four aircraft and five engines. Restricted cash decreased during 2009 due to a change in the amount of holdback held by certain credit card processors for advance ticket sales for which US Airways has not yet provided air transportation. Principal investing activities in 2008 included expenditures for property and equipment totaling $1.07 billion, including the purchase of 14 Embraer aircraft, five Airbus aircraft and a $139 million net increase in equipment purchase deposits for aircraft on order, as well as a $74 million increase in restricted cash, all of which were offset in part by net sales of investments in marketable securities of $206 million. The change in the 2008 restricted cash balance was due to changes in the amount of holdback held by certain credit card processors.

Net cash provided by financing activities was $701 million and $981 million in 2009 and 2008, respectively. Principal financing activities in 2009 included proceeds from the issuance of debt of $919 million, which primarily included the financing associated with the purchase of Airbus aircraft, as well as the issuance of $172 million of convertible notes in a May 2009 public offering, additional loans under a spare parts loan agreement, a loan secured by certain airport landing slots and an unsecured financing with one of our third party Express carriers. These cash inflows were offset in part by debt repayments that totaled $407 million in 2009. Financing activities in 2009 also included net proceeds from the issuance of common stock of $66 million from a May 2009 public offering of 17.5 million shares and $137 million from a September 2009 public offering of 29 million shares. Principal financing activities in 2008 included proceeds from the issuance of debt of $1.59 billion, of which $800 million was from the series of financing transactions completed in October 2008, including the Barclays pre-purchased miles, Airbus advance and spare parts and engine loans. Proceeds also included the financing associated with the purchase of 14 Embraer aircraft and five Airbus aircraft and $145 million in proceeds from the refinancing of certain aircraft equipment notes. These cash inflows were offset in part by debt repayments that totaled $734 million in 2008, including a $400 million paydown at par of our Citicorp credit facility, a $100 million prepayment of certain indebtedness incurred as part of our October 2008 financing transactions and $97 million related to the $145 million aircraft equipment note refinancing discussed above. Financing activities in 2008 also included $179 million in net proceeds from the issuance of common stock as a result of a public offering of 21.85 million shares during the third quarter of 2008.

US Airways

2010 Compared to 2009

Net cash provided by operating activities was $821 million and $326 million in 2010 and 2009, respectively, a year-over-year improvement of $495 million. Growth in operating cash flows resulted from a $1.45 billion increase in total operating revenues driven primarily by higher yields as a result of the improved economy and industry capacity discipline. The increase in revenues was offset in part by increases in mainline and Express fuel expense, which was $701 million, or 28.4% higher than the 2009 period on a 0.9% increase in total system capacity. In addition, US Airways’ 2009 operating cash flows also benefited from $257 million of net intercompany cash transfers received from US Airways Group. US Airways’ 2010 operating cash flows were not materially impacted by net intercompany cash transfers.

Net cash provided by investing activities was $77 million in 2010 as compared to net cash used in investing activities of $489 million in 2009. Principal investing activities in 2010 included proceeds from sales of marketable securities of $325 million, including sales of auction rate securities of $145 million, and a $116 million decrease in restricted cash. These cash inflows were offset in part by purchases of marketable securities of $180 million and expenditures for property and equipment totaling $187 million. Expenditures for property and equipment related primarily to the purchase of Airbus aircraft and payments of equipment purchase deposits for certain aircraft on order. Restricted cash decreased primarily due to a change in the amount of holdback held by certain credit card processors for advance ticket sales for which US Airways has not yet provided air transportation. Principal investing activities in 2009 included expenditures for property and equipment totaling $677 million primarily related to the purchase of Airbus aircraft. These cash outflows were offset in part by $76 million in proceeds from dispositions of property and equipment, a $60 million decrease in restricted cash and proceeds from sales of investments in marketable securities of $52 million. The $76 million in proceeds from dispositions of property and equipment was the result of the swap of one of US Airways’ owned aircraft in exchange for the leased aircraft involved in the Flight 1549 accident and sale-leaseback transactions involving four aircraft and five engines. Restricted cash decreased during 2009 due to a change in the amount of holdback held by certain credit card processors for advance ticket sales for which US Airways has not yet provided air transportation.

Net cash used in financing activities was $251 million in 2010 as compared to net cash provided by financing activities of $346 million in 2009. Principal financing activities in 2010 included debt repayments of $679 million, including the repayment of existing debt associated with eight Airbus aircraft refinanced by a December 2010 EETC issuance. These cash outflows were offset in part by proceeds from the issuance of debt of $437 million, which included $340 million of proceeds from the issuance of equipment notes associated with the 2010 EETC issuance as well as the financing associated with the purchase of Airbus aircraft. Principal financing activities in 2009 included proceeds from the issuance of debt of $747 million, which primarily included the financing associated with the purchase of Airbus aircraft, as well as additional loans under a spare parts loan agreement, a loan secured by certain airport landing slots and an unsecured financing with one of US Airways’ third party Express carriers. These cash inflows were offset in part by debt repayments that totaled $391 million in 2009.

2009 Compared to 2008

Net cash provided by operating activities was $326 million in 2009 as compared to net cash used in operating activities of $1.03 billion in 2008, a year-over-year improvement of $1.35 billion. Operating cash flows significantly improved in 2009 due to the substantial reduction in the cost of fuel offset by declines in revenues as a result of the global economic recession. US Airways’ mainline and Express fuel expense was $2.28 billion, or 48%, lower in 2009 as compared to 2008 on 4.5% lower capacity. The weak demand environment caused by the global economic recession resulted in a $1.64 billion, or 13.4%, decline in total operating revenues. In addition, operating cash flows in 2009 improved by $321 million principally as a result of the wind down of US Airways’ fuel hedging program. In the latter part of 2008, US Airways recognized unrealized losses on certain open fuel hedge transactions as the price of heating oil fell below the lower limit of US Airways’ collar transactions and caused it to use cash from operations to collateralize US Airways’ counterparties. Since the third quarter of 2008, US Airways has not entered into any new transactions to hedge its fuel consumption, and US Airways has not had any fuel hedging contracts outstanding since the third quarter of 2009. Accordingly, US Airways’ 2009 operating cash flows were not significantly impacted by fuel hedging transactions as any hedges settling in 2009 had been fully collateralized through the cash deposits posted during 2008. In addition, US Airways’ 2009 operating cash flows also benefited from $257 million of net intercompany cash transfers received from US Airways Group.

Net cash used in investing activities was $489 million and $889 million in 2009 and 2008, respectively. Principal investing activities in 2009 included expenditures for property and equipment totaling $677 million, primarily related to the purchase of Airbus aircraft. These cash outflows were offset in part by $76 million in proceeds from dispositions of property and equipment, a $60 million decrease in restricted cash and proceeds from sales of investments in marketable securities of $52 million. The $76 million in proceeds from dispositions of property and equipment was the result of the swap of one of US Airways’ owned aircraft in exchange for the leased aircraft involved in the Flight 1549 accident and sale-leaseback transactions involving four aircraft and five engines. Restricted cash decreased during 2009 due to a change in the amount of holdback held by certain credit card processors for advance ticket sales for which US Airways has not yet provided air transportation. Principal investing activities in 2008 included expenditures for property and equipment totaling $1.04 billion, including the purchase of 14 Embraer aircraft, five Airbus aircraft and a $139 million net increase in equipment purchase deposits for aircraft on order, as well as a $74 million increase in restricted cash, all of which were offset in part by net sales of investments in marketable securities of $206 million. The change in the 2008 restricted cash balance was due to changes in the amount of holdback held by certain credit card processors.

Net cash provided by financing activities was $346 million and $1 billion in 2009 and 2008, respectively. Principal financing activities in 2009 included proceeds from the issuance of debt of $747 million, which primarily included the financing associated with the purchase of Airbus aircraft, as well as additional loans under a spare parts loan agreement, a loan secured by certain airport landing slots and an unsecured financing with one of US Airways’ third party Express carriers. These cash inflows were offset in part by debt repayments that totaled $391 million in 2009. Principal financing activities in 2008 included proceeds from the issuance of debt of $1.39 billion, of which $600 million was from the series of financing transactions completed in October 2008, including the Airbus advance and spare parts and engine loans. Proceeds also included the financing associated with the purchase of 14 Embraer aircraft and five Airbus aircraft and $145 million in proceeds from the refinancing of certain aircraft equipment notes. These cash inflows were offset in part by debt repayments that totaled $318 million in 2008, including a $100 million prepayment of certain indebtedness incurred as part of US Airways’ October 2008 financing transactions and $97 million related to the $145 million aircraft equipment note refinancing discussed above.

Commitments

As of December 31, 2010, we had $4.62 billion of long-term debt and capital leases (including current maturities and before discount on debt).

Citicorp Credit Facility

On March 23, 2007, US Airways Group entered into a term loan credit facility with Citicorp North America, Inc., as administrative agent, and a syndicate of lenders pursuant to which US Airways Group borrowed an aggregate principal amount of $1.6 billion. US Airways and certain other subsidiaries of US Airways Group are guarantors of the Citicorp credit facility.

The Citicorp credit facility bears interest at an index rate plus an applicable index margin or, at our option, LIBOR plus an applicable LIBOR margin for interest periods of one, two, three or six months. The applicable index margin, subject to adjustment, is 1.00%, 1.25% or 1.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or greater than $1 billion, respectively. The applicable LIBOR margin, subject to adjustment, is 2.00%, 2.25% or 2.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or greater than $1 billion, respectively. In addition, interest on the Citicorp credit facility may be adjusted based on the credit rating for the Citicorp credit facility as follows: (i) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least one subgrade better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be the lower of 2.25% and the rate otherwise applicable based upon the adjusted Citicorp credit facility balance and (B) the applicable index margin will be the lower of 1.25% and the rate otherwise applicable based upon the Citicorp credit facility principal balance, and (ii) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least two subgrades better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be 2.00% and (B) the applicable index margin will be 1.00%. As of December 31, 2010, the interest rate on the Citicorp credit facility was 2.79% based on a 2.50% LIBOR margin.

The Citicorp credit facility matures on March 23, 2014, and is repayable in seven annual installments with each of the first six installments to be paid on each anniversary of the closing date in an amount equal to 1% of the initial aggregate principal amount of the loan and the final installment to be paid on the maturity date in the amount of the full remaining balance of the loan.

In addition, the Citicorp credit facility requires certain mandatory prepayments upon the occurrence of specified events, establishes certain financial covenants, including minimum cash requirements and maintenance of certain minimum ratios, contains customary affirmative covenants and negative covenants and contains customary events of default. The Citicorp credit facility requires us to maintain consolidated unrestricted cash and cash equivalents of not less than $850 million, with not less than $750 million (subject to partial reductions upon certain reductions in the outstanding principal amount of the loan) of that amount held in accounts subject to control agreements, which would become restricted for use by us if certain adverse events occur per the terms of the agreement. In addition, the Citicorp credit facility provides that we may issue debt in the future with a second lien on the assets pledged as collateral under the Citicorp credit facility. The principal amount outstanding under the Citicorp credit facility was $1.15 billion as of December 31, 2010. As of December 31, 2010, we were in compliance with all debt covenants under the Citicorp credit facility.

7% Senior Convertible Notes

Prior to September 30, 2010, we had outstanding $74 million principal amount of 7% notes. Holders had the right to require us to purchase for cash or shares or a combination thereof, at our election, all or a portion of their 7% notes on September 30, 2010 at a purchase price equal to 100% of the principal amount of the 7% notes to be repurchased plus accrued and unpaid interest, if any, to the purchase date. As of September 30, 2010, $69 million of the 7% notes outstanding were validly surrendered for purchase and we paid $69 million in cash to satisfy the aggregate repurchase price. The principal amount of the remaining 7% notes outstanding as of December 31, 2010 was $5 million.

2010 Financing Transactions

In 2010, US Airways borrowed $181 million to finance Airbus aircraft deliveries. These financings bear interest at a rate of LIBOR plus an applicable margin and contain default provisions and other covenants that are typical in the industry.

In 2010, US Airways Group borrowed $30 million to finance airport construction activities in Philadelphia. These notes bear interest at fixed rates and are secured by certain US Airways’ leasehold interests. The notes payable mature from 2020 to 2029.

In December 2010, US Airways created two pass-through trusts which issued approximately $340 million aggregate face amount of Series 2010-1A and Series 2010-1B Enhanced Equipment Trust Certificates (the “2010 EETCs”) in connection with the refinancing of eight Airbus aircraft owned by US Airways. The 2010 EETCs represent fractional undivided interests in the respective pass-through trusts and are not obligations of US Airways. The net proceeds from the issuance of the 2010 EETCs were used to purchase equipment notes issued by US Airways in two series: Series A equipment notes in an aggregate principal amount of $263 million bearing interest at 6.25% per annum and Series B equipment notes in an aggregate principal amount of $77 million bearing interest at 8.5% per annum. Interest on the equipment notes is payable semiannually in April and October of each year, beginning in April 2011. Principal payments on the equipment notes are scheduled to begin in October 2011. The final payments on the Series A equipment notes and Series B equipment notes will be due in April 2023 and April 2017, respectively. US Airways’ payment obligations under the equipment notes are fully and unconditionally guaranteed by US Airways Group. Substantially all of the proceeds from the issuance of the equipment notes were used to repay the existing debt associated with eight Airbus aircraft, with the balance used for general corporate purposes. The equipment notes are secured by liens on aircraft.

Credit Card Processing Agreements

We have agreements with companies that process customer credit card transactions for the sale of air travel and other services. Credit card processors have financial risk associated with tickets purchased for travel because, although the processor generally forwards the cash related to the purchase to us soon after the purchase is completed, the air travel generally occurs after that time, and the processor may have liability if we do not ultimately provide the air travel. Our agreements allow these processing companies, under certain conditions, to hold an amount of our cash (referred to as a “holdback”) equal to a portion of advance ticket sales that have been processed by that company, but for which we have not yet provided the air transportation. These holdback requirements can be modified at the discretion of the processing companies, up to the estimated liability for future air travel purchased with the respective credit cards, upon the occurrence of specified events, including material adverse changes in our financial condition. The amount that the processing companies may withhold also varies as a result of changes in financial risk due to seasonal fluctuations in ticket volume. Additional holdback requirements will reduce our liquidity in the form of unrestricted cash and short-term investments by the amount of the holdbacks. These holdback amounts are reflected on our consolidated balance sheet as restricted cash.

Aircraft and Engine Purchase Commitments

US Airways has definitive purchase agreements with Airbus for the acquisition of 134 aircraft, including 97 single-aisle A320 family aircraft and 37 widebody aircraft (comprised of 22 A350 XWB aircraft and 15 A330-200 aircraft). Since 2008, when deliveries commenced under the purchase agreements, we have taken delivery of 34 aircraft through December 31, 2010, which includes four A320 aircraft, 23 A321 aircraft and seven A330-200 aircraft. During 2010, US Airways took delivery of two A320 aircraft and two A330-200 aircraft, which were financed as discussed above. US Airways plans to take delivery of 12 A320 family aircraft in each of 2011 and 2012, with the remaining 46 A320 family aircraft scheduled to be delivered between 2013 and 2015. In addition, US Airways plans to take delivery of the eight remaining A330-200 aircraft in 2013 and 2014. Deliveries of the 22 A350 XWB aircraft are scheduled to begin in 2017 and extend through 2019.

US Airways has agreements for the purchase of eight new IAE V2500-A5 spare engines scheduled for delivery through 2014 for use on the A320 family fleet, three new Trent 700 spare engines scheduled for delivery through 2013 for use on the A330-200 fleet and three new Trent XWB spare engines scheduled for delivery in 2017 through 2019 for use on the A350 XWB aircraft. US Airways has taken delivery of two of the Trent 700 spare engines and one of the V2500-A5 spare engines through December 31, 2010.

Under all of our aircraft and engine purchase agreements, our total future commitments as of December 31, 2010 are expected to be approximately $5.9 billion through 2019 as follows: $570 million in 2011, $618 million in 2012,

$1.15 billion in 2013, $935 million in 2014, $445 million in 2015 and $2.18 billion thereafter, which includes predelivery deposits and payments. We have financing commitments for all Airbus aircraft scheduled for delivery in 2011 and 2012. See Part I, Item 1A, “Risk Factors - Increased costs of financing, a reduction in the availability of financing and fluctuations in interest rates could adversely affect our liquidity, operating expenses and results” and “Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions.”

Covenants and Credit Rating

In addition to the minimum cash balance requirements, our long-term debt agreements contain various negative covenants that restrict or limit our actions, including our ability to pay dividends or make other restricted payments. Our long-term debt agreements also generally contain cross-default provisions, which may be triggered by defaults by us under other agreements relating to indebtedness. See Part I, Item 1A, “Risk Factors – Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions” and “Any failure to comply with the liquidity covenants contained in our financing arrangements would likely have a material adverse effect on our business, financial condition and results of operations.” As of December 31, 2010, we and our subsidiaries were in compliance with the covenants in our long-term debt agreements.

The following table details our credit ratings as of December 31, 2010:

	S&P	Fitch	Moody’s
	Local Issuer	Issuer Default	Corporate
	credit rating	credit rating	Family rating

US Airways Group	B-	CCC	Caa1
US Airways	B-	*	*

(*)	The credit agencies do not rate these categories for US Airways.

A decrease in our credit ratings could cause our borrowing costs to increase, which would increase our interest expense and could affect our net income, and our credit ratings could adversely affect our ability to obtain additional financing. If our financial performance or industry conditions worsen, we may face future downgrades, which could negatively impact our borrowing costs and the prices of our equity or debt securities. In addition, any downgrade of our credit ratings may indicate a decline in our business and in our ability to satisfy our obligations under our indebtedness.

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

We have no off-balance sheet arrangements of the types described in the first three categories above that we believe may have a material current or future effect on financial condition, liquidity or results of operations. Certain guarantees that we do not expect to have a material current or future effect on our financial condition, liquidity or results of operations are disclosed in Note 9(f) to the consolidated financial statements of US Airways Group included in Item 8A of this report and Note 8(f) to the consolidated financial statements of US Airways included in Item 8B of this report.

Pass Through Trusts

US Airways has 27 owned aircraft, 114 leased aircraft and three leased engines, which were financed with pass through trust certificates, or EETCs, issued by pass through trusts. These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of flight equipment. Rather than finance each aircraft separately when such aircraft is purchased, delivered or refinanced, these trusts allowed US Airways to raise the financing for several aircraft at one time and place such funds in escrow pending the purchase, delivery or refinancing of the relevant aircraft. The trusts were also structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to US Airways.

Each trust covered a set amount of aircraft scheduled to be delivered or refinanced within a specific period of time. At the time of each covered aircraft financing, the relevant trust used the funds in escrow to purchase equipment notes relating to the financed aircraft. The equipment notes were issued, at US Airways’ election in connection with a mortgage financing of the aircraft or by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leased the aircraft to US Airways. In both cases, the equipment notes are secured by a security interest in the aircraft. The pass through trust certificates are not direct obligations of, nor are they guaranteed by, US Airways Group or US Airways. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of US Airways. As of December 31, 2010, $809 million associated with these mortgage financings is reflected as debt in the accompanying consolidated balance sheet.

With respect to leveraged leases, US Airways evaluated whether the leases had characteristics of a variable interest entity. US Airways concluded the leasing entities met the criteria for variable interest entities. US Airways generally is not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates US Airways to absorb decreases in value or entitles US Airways to participate in increases in the value of the aircraft. US Airways does not provide residual value guarantees to the bondholders or equity participants in the trusts. Each lease does have a fixed price purchase option that allows US Airways to purchase the aircraft near the end of the lease term. However, the option price approximates an estimate of the aircraft’s fair value at the option date. Under this feature, US Airways does not participate in any increases in the value of the aircraft. US Airways concluded it was not the primary beneficiary under these arrangements. Therefore, US Airways accounts for its EETC leveraged lease financings as operating leases. US Airways’ total future obligations under these leveraged lease financings are $2.96 billion as of December 31, 2010.

Special Facility Revenue Bonds

US Airways guarantees the payment of principal and interest on certain special facility revenue bonds issued by municipalities to build or improve certain airport and maintenance facilities which are leased to US Airways. Under such leases, US Airways is required to make rental payments through 2023, sufficient to pay maturing principal and interest payments on the related bonds. As of December 31, 2010, the remaining lease payments guaranteeing the principal and interest on these bonds are $121 million, of which $30 million of these obligations is accounted for as a capital lease and reflected as debt in the accompanying consolidated balance sheet.

Contractual Obligations

The following table provides details of our future cash contractual obligations as of December 31, 2010 (in millions):

	Payments Due by Period
	2011	2012	2013	2014	2015	Thereafter	Total

US Airways Group (1)
Debt (2)	$16	$116	$116	$1,276	$—	$35	$1,559
Interest obligations (3)	57	54	49	24	3	23	210
US Airways (4)
Debt and capital lease obligations (5) (6)	381	339	301	279	279	1,479	3,058
Interest obligations (3) (6)	151	147	116	99	101	309	923
Aircraft purchase and operating lease commitments (7)	1,547	1,520	1,891	1,598	1,016	4,737	12,309
Regional capacity purchase agreements (8)	1,005	1,009	1,011	1,016	898	1,385	6,324
Other US Airways Group subsidiaries (9)	11	9	8	6	1	—	35

Total	$3,168	$3,194	$3,492	$4,298	$2,298	$7,968	$24,418

(1)	These commitments represent those entered into by US Airways Group.

(2)	Excludes $136 million of unamortized debt discount as of December 31, 2010.

(3)	For variable-rate debt, future interest obligations are shown above using interest rates in effect as of December 31, 2010.

(4)	These commitments represent those entered into by US Airways.

(5)	Excludes $81 million of unamortized debt discount as of December 31, 2010.

(6)	Includes $809 million of future principal payments and $339 million of future interest payments as of December 31, 2010, respectively, related to pass through trust certificates or EETCs associated with mortgage financings for the purchase of certain aircraft as described under “Off-Balance Sheet Arrangements” and in Note 9(c) to US Airways Group’s and Note 8(c) to US Airways’ consolidated financial statements in Item 8A and 8B of this report, respectively.

(7)	Includes $2.96 billion of future minimum lease payments related to EETC leveraged leased financings of certain aircraft as of December 31, 2010, as described under “Off-Balance Sheet Arrangements” and in Note 9(c) to US Airways Group’s and Note 8(c) to US Airways’ consolidated financial statements in Item 8A and 8B of this report, respectively.

(8)	Represents minimum payments under capacity purchase agreements with third-party Express carriers.

(9)	Represents operating lease commitments entered into by US Airways Group’s other airline subsidiaries, Piedmont and PSA.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. We believe our estimates and assumptions are reasonable; however, actual results could differ from those estimates. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and potentially result in materially different results under different assumptions and conditions. We have identified the following critical accounting policies that impact the preparation of our consolidated financial statements. See also the summary of significant accounting policies included in the notes to the consolidated financial statements under Items 8A and 8B of this Annual Report on Form 10-K for additional discussion of the application of these estimates and other accounting policies.

Passenger Revenue Recognition

Passenger revenue is recognized when transportation is provided. Ticket sales for transportation that has not yet been provided are initially deferred and recorded as air traffic liability on the consolidated balance sheets. The air traffic liability represents tickets sold for future travel dates and estimated future refunds and exchanges of tickets sold for past travel dates. The balance in the air traffic liability fluctuates throughout the year based on seasonal travel patterns and fare sale activity. Our air traffic liability was $861 million and $778 million as of December 31, 2010 and 2009, respectively.

The majority of tickets sold are nonrefundable. A small percentage of tickets, some of which are partially used tickets, expire unused. Due to complex pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized in revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. These estimates are generally based on the analysis of our historical data. We and members of the airline industry have consistently applied this accounting method to estimate revenue from forfeited tickets at the date travel was to be provided. Estimated future refunds and exchanges included in the air traffic liability are routinely evaluated based on subsequent activity to validate the accuracy of our estimates. Any adjustments resulting from periodic evaluations of the estimated air traffic liability are included in results of operations during the period in which the evaluations are completed. Holding other factors constant, a 10% change in our estimate of the amount refunded, exchanged or forfeited for 2010 would result in a $35 million change in our passenger revenue, which represents less than 1% of our passenger revenue.

Passenger traffic commissions and related fees are expensed when the related revenue is recognized. Passenger traffic commissions and related fees not yet recognized are included as a prepaid expense.

Impairment of Long-Lived and Intangible Assets

We assess the impairment of long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, our international route authorities and trademark intangible assets are classified as indefinite lived assets and are reviewed for impairment annually. Factors which could trigger an impairment review include the following: significant changes in the manner of use of the assets; significant underperformance relative to historical or projected future operating results; or significant negative industry or economic trends. With respect to long-lived assets, an impairment has occurred when the future undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Cash flow estimates are based on historical results adjusted to reflect management’s best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Estimates of fair value represent management’s best estimate based on appraisals, industry trends and reference to market rates and transactions. Changes in industry capacity and demand for air transportation can significantly impact the fair value of aircraft and related assets.

We performed the annual impairment test on our international route authorities and trademarks during the fourth quarter of 2010. The fair values of international route authorities were assessed using the market approach. The market approach took into consideration relevant supply and demand factors at the related airport locations as well as available market sale and lease data. For trademarks, we utilized a form of the income approach known as the relief-from-royalty method. As a result of our annual impairment test on international route authorities and trademarks, no impairment was indicated. We will perform our next annual impairment test on October 1, 2011.

Valuation of Investments in Marketable Securities

As of December 31, 2010, all noncurrent investments in marketable securities, consisting entirely of auction rate securities, are classified as available for sale. We determine the appropriate classification of securities at the time of purchase and re-evaluate such designation as of each balance sheet date.

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

We review declines in the fair value of our investments in marketable securities to determine the classification of the impairment as temporary or other-than-temporary. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of stockholders’ equity. An other-than-temporary impairment charge must be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses), which is recognized in earnings and the amount related to other factors (referred to as noncredit losses), which is recognized in other comprehensive income. This noncredit loss component of the impairment may only be classified in other comprehensive income if both of the following conditions are met (a) the holder of the security concludes that it does not intend to sell the security and (b) the holder concludes that it is more likely than not that the holder will not be required to sell the security before the security recovers its value. If these conditions are not met, the noncredit loss must also be recognized in earnings. We review our investments on an ongoing basis for indications of possible impairment, and if impairment is identified, we determine whether the impairment is temporary or other-than-temporary. Determination of whether the impairment is temporary or other-than-temporary requires significant judgment. The primary factors that we consider in classifying the impairment include the extent and period of time the fair value of each investment has declined below its cost basis, the expected holding or recovery period for each investment, and our intent and ability to hold each investment until recovery. Subsequent increases in the fair value of our investments in marketable securities are recorded to other comprehensive income and accreted to interest income over the period the gains are expected to be realized.

Refer to the “Liquidity and Capital Resources” section for further discussion of our investments in marketable securities.

Frequent Traveler Program

The Dividend Miles frequent traveler program awards mileage credits to passengers who fly on US Airways and Star Alliance carriers and certain other partner airlines that participate in the program. Mileage credits can be redeemed for travel on US Airways or other participating partner airlines, in which case we pay a fee. We use the incremental cost method to account for the portion of the frequent traveler program liability related to mileage credits earned by Dividend Miles members through purchased flights. We have an obligation to provide future travel when these mileage credits are redeemed and therefore have recognized an expense and recorded a liability for mileage credits outstanding.

The liability for outstanding mileage credits earned by Dividend Miles members through the purchase of travel includes all mileage credits that are expected to be redeemed, including mileage credits earned by members whose mileage account balances have not yet reached the minimum mileage credit level required to redeem an award. Additionally, outstanding mileage credits are subject to expiration if unused. In calculating the liability, we estimate how many mileage credits will never be redeemed for travel and exclude those mileage credits from the estimate of the liability. Estimates are also made for the number of miles that will be used per award redemption and the number of travel awards that will be redeemed on partner airlines. These estimates are based on historical program experience as well as consideration of enacted program changes, as applicable. Changes in the liability resulting from members earning additional mileage credits or changes in estimates are recorded in the statement of operations.

The liability for outstanding mileage credits is valued based on the estimated incremental cost of carrying one additional passenger. Incremental cost includes unit costs incurred for fuel, credit card fees, insurance, denied boarding compensation, food and beverages as well as fees incurred when travel awards are redeemed on partner airlines. In addition, we also include in the determination of incremental cost the amount of certain fees related to redemptions expected to be collected from Dividend Miles members. These redemption fees reduce incremental cost. No profit or overhead margin is included in the accrual of incremental cost.

As of December 31, 2010 and 2009, the incremental cost liability for outstanding mileage credits expected to be redeemed for future travel awards accrued on the balance sheets within other accrued expenses was $149 million, representing 132.4 billion mileage credits, and $130 million, representing 129.1 billion mileage credits, respectively.

A change to certain estimates in the calculation of incremental cost could have a material impact on the liability. At December 31, 2010, we have assumed 10% of future travel award redemptions will be on partner airlines. A 1% increase or decrease in the percentage of travel awards redeemed on partner airlines would have a $9 million impact on the liability as of December 31, 2010.

We also sell frequent flyer program mileage credits to participating airline partners and non-airline business partners. Sales of mileage credits to business partners is comprised of two components, transportation and marketing. We use the residual method of accounting to determine the values of each component. The transportation component represents the fair value of future travel awards and is determined based on the equivalent value of purchased tickets that have similar restrictions as frequent traveler awards. The determination of the transportation component requires estimates and assumptions that require management judgment. Significant estimates and assumptions include:

•	the number of awards expected to be redeemed on US Airways;
•	the number of awards expected to be redeemed on partner airlines;
•	the class of service for which the award is expected to be redeemed; and
•	the geographic region of travel for which the award is expected to be redeemed.

These estimates and assumptions are based on historical program experience. The transportation component is deferred and amortized into passenger revenue on a straight-line basis over the period in which the mileage credits are expected to be redeemed for travel, which is currently estimated to be 33 months.

Under the residual method, the total mileage sale proceeds less the transportation component is the marketing component. The marketing component represents services provided by us to our business partners and relates primarily to the use of our logo and trademarks along with access to our list of Dividend Miles members. The marketing services are provided periodically, but no less than monthly. Accordingly, the marketing component is considered earned and recognized in other revenues in the period of the mileage sale.

As of December 31, 2010 and 2009, we had $178 million and $212 million, respectively, in deferred revenue from the sale of mileage credits included in other accrued expenses on the consolidated balance sheets. For the years ended December 31, 2010, 2009 and 2008, the marketing component of mileage sales recognized at the time of sale in other revenues was approximately $144 million, $112 million and $126 million, respectively.

A change to the estimated fair value of the transportation component could have a significant impact on revenue. A 10% increase or decrease in the estimated fair value of the transportation component would have a $11 million impact on revenue recognized in 2010.

The number of travel award redemptions during the year ended December 31, 2010 was approximately 0.8 million, representing approximately 4% of US Airways’ total mainline and Express RPMs during that period. The use of inventory management techniques minimizes the displacement of revenue passengers by passengers traveling on award tickets.

We are required to adopt and apply Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements,” to any new or materially modified business partner agreements entered into on or after January 1, 2011. Refer to the “Recent Accounting Pronouncements” section below for more information.

Deferred Tax Asset Valuation Allowance

At December 31, 2010, US Airways Group has a valuation allowance against its net deferred tax assets. In assessing the realizability of the deferred tax assets, we considered whether it was more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including reversals of deferred tax liabilities) during the periods in which those temporary differences will become deductible.

Recent Accounting Pronouncements

In December 2009, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2009-17, “Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU No. 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASU No. 2009-17 requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU No. 2009-17 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. We adopted ASU No. 2009-17 as of January 1, 2010, and its application had no impact on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements.” ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. A company may elect, but will not be required, to adopt the amendments in ASU No. 2009-13 retrospectively for all prior periods. Our multiple-deliverable revenue arrangements consist principally of sales of frequent flyer program mileage credits to business partners, which are comprised of two components, transportation and marketing. Refer to the “Critical Accounting Policies and Estimates” section above for more information on our frequent traveler program. We are required to adopt and apply ASU No. 2009-13 to any new or materially modified multiple-deliverable revenue arrangements entered into on or after January 1, 2011. It is not practical to estimate the impact of the new guidance on our consolidated financial statements because we will apply the guidance prospectively to agreements entered into or materially modified subsequent to January 1, 2011.

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

Commodity Price Risk

Fuel prices have fluctuated substantially over the past several years and sharply in the last three years. We cannot predict the future availability, price volatility or cost of aircraft fuel. Natural disasters, political disruptions or wars involving oil-producing countries, changes in fuel-related governmental policy, the strength of the U.S. dollar against foreign currencies, speculation in the energy futures markets, changes in aircraft fuel production capacity, environmental concerns and other unpredictable events may result in fuel supply shortages, additional fuel price volatility and cost increases in the future.

Our 2011 forecasted mainline and Express fuel consumption is approximately 1.43 billion gallons, and based on this forecast, a one cent per gallon increase in aviation fuel price results in a $14 million increase in annual expense. Since the third quarter of 2008, we have not entered into any new transactions to hedge our fuel consumption, and we have not had any fuel hedging contracts outstanding since the third quarter of 2009.

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our cash equivalents, investment portfolios and variable-rate debt obligations. At December 31, 2010, our variable-rate long-term debt obligations of approximately $2.97 billion represented approximately 64% of our total long-term debt. If interest rates increased 10% in 2010, the impact on our results of operations would have been approximately $11 million of additional interest expense. Additional information regarding our debt obligations as of December 31, 2010 is as follows (dollars in millions):

	Expected Maturity Date
	2011	2012	2013	2014	2015	Thereafter	Total

Fixed-rate debt	$195	$181	$104	$278	$158	$732	$1,648
Weighted avg. interest rate	8.5%	8.0%	7.8%	7.9%	7.9%	7.4%
Variable-rate debt	$202	$274	$313	$1,277	$121	$782	$2,969
Weighted avg. interest rate	3.7%	3.5%	3.4%	3.3%	3.4%	3.1%

US Airways Group and US Airways have total future aircraft and spare engine purchase commitments of approximately $5.9 billion. We expect to finance such commitments either by entering into leases or debt agreements. Changes in interest rates will impact the cost of such financings.

At December 31, 2010, included within our investment portfolio are investments in auction rate securities with a fair value of $57 million ($84 million par value). As a result of the liquidity issues experienced in the global credit and capital markets, all of our auction rate securities have experienced failed auctions since August 2007. We continue to monitor the market for auction rate securities and consider its impact (if any) on the fair value of our investments. If the current market conditions deteriorate, we may be required to record additional impairment charges in other nonoperating expense, net in future periods.

We believe that, based on our current unrestricted cash and cash equivalents balance at December 31, 2010, the current lack of liquidity in our remaining investments in auction rate securities will not have a material impact on our liquidity, our cash flow or our ability to fund our operations. See Notes 6(b) and 5(b) in Items 8A and 8B, respectively, of this report for additional information.

Item 8A.	Consolidated Financial Statements and Supplementary Data of US Airways Group, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
US Airways Group, Inc.:

We have audited the accompanying consolidated balance sheets of US Airways Group, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of US Airways Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Phoenix, Arizona
February 22, 2011

US Airways Group, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(In millions, except share and per share amounts)

Operating revenues:
Mainline passenger	$7,645	$6,752	$8,183
Express passenger	2,821	2,503	2,879
Cargo	149	100	144
Other	1,293	1,103	912

Total operating revenues	11,908	10,458	12,118
Operating expenses:
Aircraft fuel and related taxes	2,403	1,863	3,618
Loss on fuel hedging instruments, net	—	7	356
Salaries and related costs	2,244	2,165	2,231
Express expenses	2,729	2,519	3,049
Aircraft rent	670	695	724
Aircraft maintenance	661	700	783
Other rent and landing fees	549	560	562
Selling expenses	421	382	439
Special items, net	5	55	76
Depreciation and amortization	248	242	215
Goodwill impairment	—	—	622
Other	1,197	1,152	1,243

Total operating expenses	11,127	10,340	13,918

Operating income (loss)	781	118	(1,800)
Nonoperating income (expense):
Interest income	13	24	83
Interest expense, net	(329)	(304)	(258)
Other, net	37	(81)	(240)

Total nonoperating expense, net	(279)	(361)	(415)

Income (loss) before income taxes	502	(243)	(2,215)
Income tax benefit	—	(38)	—

Net income (loss)	$502	$(205)	$(2,215)

Earnings (loss) per common share:
Basic earnings (loss) per share	$3.11	$(1.54)	$(22.11)
Diluted earnings (loss) per share	$2.61	$(1.54)	$(22.11)
Shares used for computation (in thousands):
Basic	161,412	133,000	100,168
Diluted	201,131	133,000	100,168

See accompanying notes to consolidated financial statements.

US Airways Group, Inc.
Consolidated Balance Sheets
December 31, 2010 and 2009

	2010	2009
	(In millions, except share
	and per share amounts)

ASSETS
Current assets
Cash and cash equivalents	$1,859	$1,299
Accounts receivable, net	311	285
Materials and supplies, net	231	227
Prepaid expenses and other	508	520

Total current assets	2,909	2,331
Property and equipment
Flight equipment	4,134	3,852
Ground property and equipment	843	883
Less accumulated depreciation and amortization	(1,304)	(1,151)

	3,673	3,584
Equipment purchase deposits	123	112

Total property and equipment	3,796	3,696
Other assets
Other intangibles, net of accumulated amortization of $139 million and $113 million, respectively	477	503
Restricted cash	364	480
Investments in marketable securities	57	203
Other assets	216	241

Total other assets	1,114	1,427

Total assets	$7,819	$7,454

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current maturities of debt and capital leases	$397	$502
Accounts payable	386	337
Air traffic liability	861	778
Accrued compensation and vacation	245	178
Accrued taxes	149	141
Other accrued expenses	802	853

Total current liabilities	2,840	2,789
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	4,003	4,024
Deferred gains and credits, net	336	377
Postretirement benefits other than pensions	141	130
Employee benefit liabilities and other	415	489

Total noncurrent liabilities and deferred credits	4,895	5,020
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit)
Common stock, $0.01 par value; 400,000,000 shares authorized, 161,874,756 shares issued and outstanding at December 31, 2010; 161,520,457 and 161,102,833 shares issued and outstanding at December 31, 2009	2	2
Additional paid-in capital	2,115	2,107
Accumulated other comprehensive income	14	90
Accumulated deficit	(2,047)	(2,541)
Treasury stock, common stock, 417,624 shares at December 31, 2009	—	(13)

Total stockholders’ equity (deficit)	84	(355)

Total liabilities and stockholders’ equity (deficit)	$7,819	$7,454

See accompanying notes to consolidated financial statements.

US Airways Group, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(In millions)

Cash flows from operating activities:
Net income (loss)	$502	$(205)	$(2,215)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	273	267	240
Loss on dispositions of property and equipment	8	61	7
Gain on forgiveness of debt	—	—	(8)
Gain on sale of investments	(53)	—	(1)
Goodwill impairment	—	—	622
Auction rate security impairment	—	10	214
Asset impairment	6	21	13
Non-cash tax benefits	—	(24)	—
Change in fair value of fuel hedging instruments, net	—	(375)	496
Amortization of deferred credits and rent	(63)	(62)	(41)
Amortization of debt discount and issuance costs	61	56	25
Amortization of actuarial gains	(4)	(6)	(2)
Stock-based compensation	13	20	34
Debt extinguishment costs	5	6	7
Other	—	(8)	—
Changes in operating assets and liabilities:
Decrease (increase) in restricted cash	—	186	(184)
Decrease (increase) in accounts receivable, net	(34)	8	74
Decrease (increase) in materials and supplies, net	(10)	(29)	49
Decrease (increase) in prepaid expenses and other	(57)	162	(259)
Decrease (increase) in other assets, net	18	(14)	4
Increase (decrease) in accounts payable	55	(78)	96
Increase (decrease) in air traffic liability	83	80	(134)
Increase (decrease) in accrued compensation and vacation	67	20	(67)
Increase (decrease) in accrued taxes	8	(1)	(10)
Increase (decrease) in other liabilities	(74)	(36)	60

Net cash provided by (used in) operating activities	804	59	(980)

Cash flows from investing activities:
Purchases of property and equipment	(201)	(683)	(1,068)
Purchases of marketable securities	(180)	—	(299)
Sales of marketable securities	325	52	505
Proceeds from sale of other investments	—	—	4
Decrease (increase) in long-term restricted cash	116	60	(74)
Proceeds from sale-leaseback transactions and dispositions of property and equipment	3	76	17

Net cash provided by (used in) investing activities	63	(495)	(915)

Cash flows from financing activities:
Repayments of debt and capital lease obligations	(764)	(407)	(734)
Proceeds from issuance of debt	467	919	1,586
Deferred financing costs	(10)	(14)	(50)
Proceeds from issuance of common stock, net	—	203	179

Net cash provided (used in) financing activities	(307)	701	981

Net increase (decrease) in cash and cash equivalents	560	265	(914)
Cash and cash equivalents at beginning of year	1,299	1,034	1,948

Cash and cash equivalents at end of year	$1,859	$1,299	$1,034

See accompanying notes to consolidated financial statements.

US Airways Group, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2010, 2009 and 2008

			Accumulated
		Additional	Other
	Common	Paid-In	Comprehensive	Accumulated	Treasury
	Stock	Capital	Income	Deficit	Stock	Total
	(In millions, except share amounts)

Balance at December 31, 2007	$1	$1,576	$10	$(119)	$(13)	$1,455
Net loss	—	—	—	(2,215)	—	(2,215)
Issuance of 21,850,000 shares of common stock pursuant to a public stock offering, net of offering costs	—	179	—	—	—	179
Issuance of 398,820 shares of common stock pursuant to employee stock plans	—	—	—	—	—	—
Stock-based compensation expense	—	34	—	—	—	34
Recognition of previous unrealized loss on available-for-sale securities, net now deemed other-than-temporary	—	—	48	—	—	48
Effect of adopting the measurement date provisions of employers’ accounting for other postretirement benefit plans	—	—	—	(2)	—	(2)
Pension and other postretirement benefits	—	—	7	—	—	7

Balance at December 31, 2008	1	1,789	65	(2,336)	(13)	(494)
Net loss	—	—	—	(205)	—	(205)
Issuance of 46,495,790 shares of common stock pursuant to public stock offerings, net of offering costs	1	202	—	—	—	203
Equity component of convertible debt issued	—	96	—	—	—	96
Issuance of 497,290 shares of common stock and acquisition of 3,631 shares of treasury stock pursuant to employee stock plans	—	—	—	—	—	—
Stock-based compensation expense	—	20	—	—	—	20
Net unrealized gain on available-for-sale securities, net of tax	—	—	35	—	—	35
Pension and other postretirement benefits	—	—	(10)	—	—	(10)

Balance at December 31, 2009	2	2,107	90	(2,541)	(13)	(355)
Net income	—	—	—	502	—	502
Issuance of 771,923 shares of common stock pursuant to employee stock plans	—	—	—	—	—	—
Retirement of 417,624 shares of treasury stock	—	(5)	—	(8)	13	—
Stock-based compensation expense	—	13	—	—	—	13
Recognition of net realized gains on sale of available-for-sale securities	—	—	(52)	—	—	(52)
Net unrealized loss on available-for-sale securities	—	—	(1)	—	—	(1)
Pension and other postretirement benefits	—	—	(23)	—	—	(23)

Balance at December 31, 2010	$2	$2,115	$14	$(2,047)	$—	$84

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

The Company operates the fifth largest airline in the United States as measured by domestic revenue passenger miles (“RPMs”) and available seat miles (“ASMs”). US Airways has hubs in Charlotte, Philadelphia and Phoenix and a focus city in Washington, D.C. at Ronald Reagan Washington National Airport (“Washington National”). US Airways offers scheduled passenger service on more than 3,200 flights daily to more than 200 communities in the United States, Canada, Mexico, Europe, the Middle East, the Caribbean, Central and South America. US Airways also has an established East Coast route network, including the US Airways Shuttle service. US Airways had approximately 52 million passengers boarding its mainline flights in 2010. During 2010, US Airways’ mainline operation provided regularly scheduled service or seasonal service at 132 airports, while the US Airways Express network served 155 airports in the United States, Canada and Mexico, including 75 airports also served by the mainline operation. US Airways Express air carriers had approximately 28 million passengers boarding their planes in 2010. As of December 31, 2010, US Airways operated 339 mainline jets and is supported by the Company’s regional airline subsidiaries and affiliates operating as US Airways Express under capacity purchase agreements, which operated 231 regional jets and 50 turboprops. The Company’s prorate carriers operated 10 turboprops and three regional jets at December 31, 2010.

As of December 31, 2010, US Airways employed approximately 30,900 active full-time equivalent employees. The Company’s Express subsidiaries, Piedmont and PSA, employed approximately 4,900 active full-time equivalent employees. Approximately 86% of employees are covered by collective bargaining agreements with various labor unions. US Airways’ pilots and flight attendants are currently working under the terms of their respective US Airways or America West Airlines, Inc. (“AWA”) collective bargaining agreements, as modified by transition agreements reached in connection with the merger.

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The principal areas of judgment relate to passenger revenue recognition, impairment of long-lived and intangible assets, valuation of investments in marketable securities, the frequent traveler program and the deferred tax asset valuation allowance.

(c)	Cash and Cash Equivalents

Cash equivalents consist of cash in money market securities and certificates of deposit. All highly liquid investments purchased within three months of maturity are classified as cash equivalents. Cash equivalents are stated at cost, which approximates fair value due to the highly liquid nature and short-term maturities of the underlying securities.

(d)	Investments in Marketable Securities

Investments in marketable securities classified as noncurrent assets on the Company’s balance sheet represent investments expected to be converted to cash after 12 months. The Company’s investments in marketable securities consist of auction rate securities, which are classified as available for sale and recorded at fair value. See Note 6(b) for more information on the Company’s investments in marketable securities.

(e)	Restricted Cash

Restricted cash primarily includes cash collateral to secure workers’ compensation claims and credit card processing holdback requirements for advance ticket sales for which US Airways has not yet provided air transportation. Restricted cash is stated at cost, which approximates fair value.

(f)	Materials and Supplies, Net

Inventories of materials and supplies are valued at the lower of cost or market value. Costs are determined using average costing methods. An allowance for obsolescence is provided for flight equipment expendable and repairable parts. These items are generally charged to expense when issued for use. During 2010, the Company recorded a $6 million write down related to certain spare parts inventory to reflect lower of cost or market value. During 2009, the Company recorded a $3 million write down related to certain Express spare parts inventory to reflect lower of cost or market value. During 2008, the Company recorded a $5 million write down related to its Boeing 737 spare parts inventory to reflect lower of cost or market value.

(g)	Property and Equipment

Property and equipment are recorded at cost. Interest expense related to the acquisition of certain property and equipment, including aircraft purchase deposits, is capitalized as an additional cost of the asset or as a leasehold improvement if the asset is leased. Interest capitalized for the years ended December 31, 2010, 2009 and 2008 was $4 million, $10 million and $6 million, respectively. Property and equipment is depreciated and amortized to residual values over the estimated useful lives or the lease term, whichever is less, using the straight-line method. Costs of major improvements that enhance the usefulness of the asset are capitalized and depreciated over the estimated useful life of the asset or the modifications, whichever is less.

The estimated useful lives of owned aircraft, jet engines, other flight equipment and rotable parts range from five to 30 years. Leasehold improvements relating to flight equipment and other property on operating leases are amortized over the life of the lease or the life of the asset or improvement, whichever is shorter, on a straight-line basis. The estimated useful lives for other owned property and equipment range from three to 12 years and range from 18 to 30 years for training equipment and buildings.

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

The Company recorded no impairment charges in the years ended December 31, 2010 and 2009. The Company recorded a $13 million impairment charge in 2008 related to the decline in the fair value of Boeing 737 rotable parts included in flight equipment on its consolidated balance sheet.

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

Other intangible assets

Other intangible assets consist primarily of trademarks, international route authorities, airport take-off and landing slots and airport gates. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The following table provides information relating to the Company’s intangible assets subject to amortization as of December 31, 2010 and 2009 (in millions):

	2010	2009

Airport take-off and landing slots	$495	$495
Airport gate leasehold rights	52	52
Accumulated amortization	(139)	(113)

Total	$408	$434

The intangible assets subject to amortization generally are amortized over 25 years for airport take-off and landing slots and over the term of the lease for airport gate leasehold rights on a straight-line basis and are included in depreciation and amortization on the consolidated statements of operations. For the years ended December 31, 2010, 2009 and 2008, the Company recorded amortization expense of $26 million, $26 million and $25 million, respectively, related to its intangible assets. The Company expects to record annual amortization expense of $23 million in year 2011, $22 million in year 2012, $22 million in year 2013, $22 million in year 2014, $22 million in year 2015 and $297 million thereafter related to these intangible assets.

Indefinite lived assets are not amortized but instead are reviewed for impairment annually and more frequently if events or circumstances indicate that the asset may be impaired. As of December 31, 2010 and 2009, the Company had $39 million of international route authorities and $30 million of trademarks on its balance sheets.

The Company performed the annual impairment test on its international route authorities and trademarks during the fourth quarter of 2010. The fair values of international route authorities were assessed using the market approach. The market approach took into consideration relevant supply and demand factors at the related airport locations as well as available market sale and lease data. For trademarks, the Company utilized a form of the income approach known as the relief-from-royalty method. As a result of the Company’s annual impairment test on international route authorities and trademarks, no impairment was indicated. In 2009, the Company recorded $16 million in non-cash impairment charges related to the decline in fair value of certain international routes. The Company will perform its next annual impairment test on October 1, 2011.

(j)	Other Assets

Other assets consist of the following as of December 31, 2010 and 2009 (in millions):

	2010	2009

Aircraft leasehold interest, net	$71	$77
Deferred rent	47	59
Debt issuance costs, net	48	58
Deposits	38	36
Long-term investments	10	9
Other	2	2

Total other assets	$216	$241

Aircraft leasehold interest, net represents assets established for leasehold interests in aircraft subject to operating leases with rental rates deemed to be below-market rates in connection with the application of purchase accounting for US Airways in 2005. These leasehold interests are amortized on a straight-line basis as an increase to aircraft rent expense over the applicable remaining lease periods. The Company expects to amortize $6 million per year in 2011 to 2015 and $41 million thereafter to aircraft rent expense related to these leasehold interests.

(k)	Frequent Traveler Program

The Dividend Miles frequent traveler program awards mileage credits to passengers who fly on US Airways and Star Alliance carriers and certain other partner airlines that participate in the program. Mileage credits can be redeemed for travel on US Airways or other participating partner airlines, in which case the Company pays a fee. The Company uses the incremental cost method to account for the portion of the frequent traveler program liability related to mileage credits earned by Dividend Miles members through purchased flights. The Company has an obligation to provide future travel when these mileage credits are redeemed and therefore has recognized an expense and recorded a liability for mileage credits outstanding.

The liability for outstanding mileage credits earned by Dividend Miles members through the purchase of travel includes all mileage credits that are expected to be redeemed, including mileage credits earned by members whose mileage account balances have not yet reached the minimum mileage credit level required to redeem an award. Additionally, outstanding mileage credits are subject to expiration if unused. In calculating the liability, the Company estimates how many mileage credits will never be redeemed for travel and excludes those mileage credits from the estimate of the liability. Estimates are also made for the number of miles that will be used per award redemption and the number of travel awards that will be redeemed on partner airlines. These estimates are based on historical program experience as well as consideration of enacted program changes, as applicable. Changes in the liability resulting from members earning additional mileage credits or changes in estimates are recorded in the statement of operations.

The liability for outstanding mileage credits is valued based on the estimated incremental cost of carrying one additional passenger. Incremental cost includes unit costs incurred for fuel, credit card fees, insurance, denied boarding compensation, food and beverages as well as fees incurred when travel awards are redeemed on partner airlines. In addition, the Company also includes in the determination of incremental cost the amount of certain fees related to redemptions expected to be collected from Dividend Miles members. These redemption fees reduce incremental cost. No profit or overhead margin is included in the accrual of incremental cost.

As of December 31, 2010 and 2009, the incremental cost liability for outstanding mileage credits expected to be redeemed for future travel awards accrued on the balance sheets within other accrued expenses was $149 million and $130 million, respectively.

The Company also sells frequent flyer program mileage credits to participating airline partners and non-airline business partners. Sales of mileage credits to business partners is comprised of two components, transportation and marketing. The Company uses the residual method of accounting to determine the values of each component. The transportation component represents the fair value of future travel awards and is determined based on the equivalent value of purchased tickets that have similar restrictions as frequent traveler awards. The determination of the transportation component requires estimates and assumptions that require management judgment. Significant estimates and assumptions include:

•	the number of awards expected to be redeemed on US Airways;
•	the number of awards expected to be redeemed on partner airlines;
•	the class of service for which the award is expected to be redeemed; and
•	the geographic region of travel for which the award is expected to be redeemed.

These estimates and assumptions are based on historical program experience. The transportation component is deferred and amortized into passenger revenue on a straight-line basis over the period in which the mileage credits are expected to be redeemed for travel, which is currently estimated to be 33 months.

Under the residual method, the total mileage sale proceeds less the transportation component is the marketing component. The marketing component represents services provided by the Company to its business partners and relates primarily to the use of the Company’s logo and trademarks along with access to the Company’s list of Dividend Miles members. The marketing services are provided periodically, but no less than monthly. Accordingly, the marketing component is considered earned and recognized in other revenues in the period of the mileage sale.

As of December 31, 2010 and 2009, the Company had $178 million and $212 million, respectively, in deferred revenue from the sale of mileage credits included in other accrued expenses on the consolidated balance sheets. For the years ended December 31, 2010, 2009 and 2008, the marketing component of mileage sales recognized at the time of sale in other revenues was approximately $144 million, $112 million and $126 million, respectively.

The Company is required to adopt and apply Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements,” to any new or materially modified business partner agreements entered into on or after January 1, 2011. See Note 1(t) for more information on recent accounting pronouncements.

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

Also included within deferred gains and credits, net are amounts deferred and amortized into future periods associated with the sale and leaseback of property and equipment, the adjustment of leases to fair value in connection with prior period fresh-start and purchase accounting and certain vendor incentives.

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

The Company purchases capacity, or ASMs, generated by the Company’s wholly owned regional air carriers and the capacity of Air Wisconsin Airlines Corporation (“Air Wisconsin”), Republic Airline Inc. (“Republic”), Mesa Airlines, Inc. (“Mesa”) and Chautauqua Airlines, Inc. (“Chautauqua”) in certain markets. The Company’s wholly owned regional air carriers, Air Wisconsin, Republic, Mesa and Chautauqua operate regional jet aircraft in these markets as part of US Airways Express. The Company classifies revenues generated from transportation on these carriers as Express passenger revenues. Liabilities related to tickets sold by the Company for travel on these air carriers are also included in the Company’s air traffic liability and are subsequently relieved in the same manner as described above.

The Company collects various taxes and fees on its ticket sales. These taxes and fees are remitted to governmental authorities and are accounted for on a net basis.

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

Selling expenses include commissions, credit card fees, computerized reservations systems fees, advertising and promotional expenses. Advertising and promotional expenses are expensed when incurred. Advertising and promotional expenses for the years ended December 31, 2010, 2009 and 2008 were $10 million, $11 million and $10 million, respectively.

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

(r)	Foreign Currency Gains and Losses

Foreign currency gains and losses are recorded as part of other nonoperating expense, net in the Company’s consolidated statements of operations. Foreign currency losses for the years ended December 31, 2010, 2009 and 2008 were $17 million, $3 million and $25 million, respectively.

(s)	Express Expenses

Expenses associated with the Company’s wholly owned regional airlines and affiliate regional airlines operating as US Airways Express are classified as Express expenses on the consolidated statements of operations. Express expenses consist of the following (in millions):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008

Aircraft fuel and related taxes	$769	$609	$1,137
Salaries and related costs	257	246	244
Capacity purchases	1,065	1,059	1,049
Aircraft rent	51	51	51
Aircraft maintenance	89	81	74
Other rent and landing fees	129	121	115
Selling expenses	173	154	163
Special items, net (a)	(1)	3	—
Depreciation and amortization	25	25	25
Other expenses	172	170	191

Express expenses	$2,729	$2,519	$3,049

(a)	In 2010, the Company recorded a $1 million refund for its Express subsidiaries of ASIF previously paid to the Transportation Security Administration (“TSA”) during the years 2005 to 2009.

In 2009, the Company recorded a $3 million write down related to certain Express spare parts inventory to reflect lower of cost or market value.

(t)	Recent Accounting Pronouncements

In December 2009, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2009-17, “Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU No. 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASU No. 2009-17 requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU No. 2009-17 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The Company adopted ASU No. 2009-17 as of January 1, 2010, and its application had no impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements.” ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. A company may elect, but will not be required, to adopt the amendments in ASU No. 2009-13 retrospectively for all prior periods. The Company’s multiple-deliverable revenue arrangements consist principally of sales of frequent flyer program mileage credits to business partners, which are comprised of two components, transportation and marketing. See Note 1(k) for more information on the Company’s frequent traveler program. The Company is required to adopt and apply ASU No. 2009-13 to any new or materially modified multiple-deliverable revenue arrangements entered into on or after January 1, 2011. It is not practical to estimate the impact of the new guidance on the Company’s consolidated financial statements because the Company will apply the guidance prospectively to agreements entered into or materially modified subsequent to January 1, 2011.

2.	Special Items, Net

Special items, net as shown on the consolidated statements of operations include the following charges (credits) (in millions):

	Year Ended December 31,
	2010	2009	2008

Aviation Security Infrastructure Fee (“ASIF”) refund (a)	$(16)	$—	$—
Other costs(b)	10	6	—
Asset impairment charges (c)	6	16	18
Aircraft costs (d)	5	22	14
Severance and other charges (e)	—	11	9
Merger-related transition expenses (f)	—	—	35

Total	$5	$55	$76

(a)	In 2010, the Company recorded a $16 million refund of ASIF previously paid to the TSA during the years 2005 to 2009.

(b)	In 2010, the Company recorded other net special charges of $10 million, which included a settlement and corporate transaction costs. In 2009, the Company incurred $6 million in costs related to the 2009 liquidity improvement program, which primarily consisted of professional and legal fees.

(c)	In 2010, the Company recorded a $6 million non-cash charge related to the decline in market value of certain spare parts. In 2009, the Company recorded $16 million in non-cash impairment charges due to the decline in fair value of certain indefinite lived intangible assets associated with international routes. In 2008, the Company recorded $18 million in non-cash charges related to the decline in fair value of certain spare parts associated with its Boeing 737 aircraft fleet. See Notes 1(f), 1(g) and 1(i) for further discussion of each of these charges.

(d)	In 2010, 2009 and 2008, the Company recorded $5 million, $22 million and $14 million, respectively, in aircraft costs as a result of previously announced capacity reductions.

(e)	In 2009 and 2008, the Company recorded $11 million and $9 million, respectively, in severance and other charges.

(f)	In 2008, in connection with the effort to consolidate functions and integrate the Company’s organizations, procedures and operations, the Company incurred $35 million of merger-related transition expenses. These expenses included $12 million in uniform costs to transition employees to the new US Airways uniforms; $5 million in applicable employment tax expenses related to contractual benefits granted to certain current and former employees as a result of the merger; $6 million in compensation expenses for equity awards granted in connection with the merger to retain key employees through the integration period; $5 million of aircraft livery costs; $4 million in professional and technical fees related to the integration of airline operations systems and $3 million in other expenses.

3.	Earnings (Loss) Per Common Share

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

	Year Ended December 31,
	2010	2009	2008

Basic earnings (loss) per share:
Net income (loss)	$502	$(205)	$(2,215)

Weighted average common shares outstanding (in thousands)	161,412	133,000	100,168

Basic earnings (loss) per share	$3.11	$(1.54)	$(22.11)

Diluted earnings (loss) per share:
Net income (loss)	502	(205)	(2,215)
Interest expense on 7.25% convertible senior notes	23	—	—

Income (loss) for purposes of computing diluted earnings (loss) per share	$525	$(205)	$(2,215)

Share computation (in thousands):
Weighted average common shares outstanding	161,412	133,000	100,168
Dilutive effect of stock awards	1,973	—	—
Assumed conversion of 7.25% convertible senior notes	37,746	—	—

Weighted average common shares outstanding as adjusted	201,131	133,000	100,168

Diluted earnings (loss) per share	$2.61	$(1.54)	$(22.11)

For the year ended December 31, 2010, 1,803,093 shares underlying stock options, SARs and RSUs were not included in the computation of diluted EPS because inclusion of such shares would be antidilutive and 4,127,992 SARs were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of common stock for the period. In addition, 2,328,787 incremental shares from the assumed conversion of the 7% Senior Convertible Notes (the “7% notes”) were excluded from the computation of diluted EPS due to their antidilutive effect.

For the year ended December 31, 2009, 4,806,237 shares underlying stock options, SARs and RSUs were not included in the computation of diluted EPS because inclusion of such shares would be antidilutive and 6,673,505 SARs were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of common stock for the period. In addition, 3,048,914 incremental shares from the assumed conversion of the 7% notes and 23,954,303 incremental shares from the assumed conversion of the 7.25% Convertible Senior Notes (the “7.25% notes”) were excluded from the computation of diluted EPS due to their antidilutive effect.

For the year ended December 31, 2008, 3,246,159 shares underlying stock options, SARs and RSUs were not included in the computation of diluted EPS because inclusion of such shares would be antidilutive and 4,935,181 SARs were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of common stock for the period. In addition, 3,048,914 incremental shares from assumed conversion of the 7% notes were excluded from the computation of diluted EPS due to their antidilutive effect.

4.	Debt

The following table details the Company’s debt (in millions). Variable interest rates listed are the rates as of December 31, 2010.

	December 31,	December 31,
	2010	2009

Secured
Citicorp North America loan, variable interest rate of 2.79%, installments due through 2014 (a)	$1,152	$1,168
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.66% to 10.29%, maturing from 2011 to 2029 (b)	1,920	2,201
Aircraft enhanced equipment trust certificates (“EETCs”), fixed interest rates ranging from 6.25% to 9.01%, maturing from 2015 to 2023 (c)	809	505
Other secured obligations, fixed interest rate of 8%, maturing from 2015 to 2021	85	84
Senior secured discount notes	—	32

	3,966	3,990
Unsecured
Barclays prepaid miles, variable interest rate of 5.01%, interest only payments (d)	200	200
Airbus advance, repayments through 2018 (e)	222	247
7.25% convertible senior notes, interest only payments until due in 2014 (f)	172	172
7% senior convertible notes, interest only payments until due in 2020 (g)	5	74
Industrial development bonds, fixed interest rate of 6.3%, interest only payments until due in 2023 (h)	29	29
Other unsecured obligations, maturing from 2011 to 2012	23	81

	651	803

Total long-term debt and capital lease obligations	4,617	4,793
Less: Total unamortized discount on debt	(217)	(267)
Current maturities, less $9 million of unamortized discount on debt at December 31, 2009	(397)	(502)

Long-term debt and capital lease obligations, net of current maturities	$4,003	$4,024

(a)	On March 23, 2007, US Airways Group entered into a term loan credit facility with Citicorp North America, Inc., as administrative agent, and a syndicate of lenders pursuant to which US Airways Group borrowed an aggregate principal amount of $1.6 billion. US Airways and certain other subsidiaries of US Airways Group are guarantors of the Citicorp credit facility.

The Citicorp credit facility bears interest at an index rate plus an applicable index margin or, at the Company’s option, LIBOR plus an applicable LIBOR margin for interest periods of one, two, three or six months. The applicable index margin, subject to adjustment, is 1.00%, 1.25% or 1.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or greater than $1 billion, respectively. The applicable LIBOR margin, subject to adjustment, is 2.00%, 2.25% or 2.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or greater than $1 billion, respectively. In addition, interest on the Citicorp credit facility may be adjusted based on the credit rating for the Citicorp credit facility as follows: (i) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least one subgrade better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be the lower of 2.25% and the rate otherwise applicable based upon the adjusted Citicorp credit facility balance and (B) the applicable index margin will be the lower of 1.25% and the rate otherwise applicable based upon the Citicorp credit facility principal balance, and (ii) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least two subgrades better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be 2.00% and (B) the applicable index margin will be 1.00%. As of December 31, 2010, the interest rate on the Citicorp credit facility was 2.79% based on a 2.50% LIBOR margin.

The Citicorp credit facility matures on March 23, 2014, and is repayable in seven annual installments with each of the first six installments to be paid on each anniversary of the closing date in an amount equal to 1% of the initial aggregate principal amount of the loan and the final installment to be paid on the maturity date in the amount of the full remaining balance of the loan.

In addition, the Citicorp credit facility requires certain mandatory prepayments upon the occurrence of specified events, establishes certain financial covenants, including minimum cash requirements and maintenance of certain minimum ratios, contains customary affirmative covenants and negative covenants and contains customary events of default. The Citicorp credit facility requires the Company to maintain consolidated unrestricted cash and cash equivalents of not less than $850 million, with not less than $750 million (subject to partial reductions upon certain reductions in the outstanding principal amount of the loan) of that amount held in accounts subject to control agreements, which would become restricted for use by the Company if certain adverse events occur per the terms of the agreement. In addition, the Citicorp credit facility provides that the Company may issue debt in the future with a second lien on the assets pledged as collateral under the Citicorp credit facility.

(b)	The following are the significant equipment financing agreements entered into in 2010:

In 2010, US Airways borrowed $181 million to finance Airbus aircraft deliveries. These financings bear interest at a rate of LIBOR plus an applicable margin and contain default provisions and other covenants that are typical in the industry.

In 2010, US Airways Group borrowed $30 million to finance airport construction activities in Philadelphia. These notes bear interest at fixed rates and are secured by certain US Airways’ leasehold interests. The notes payable mature from 2020 to 2029.

(c)	The equipment notes underlying these EETCs are the direct obligations of US Airways and cover the financing of 27 aircraft. See Note 9(c) for further discussion.

In December 2010, US Airways created two pass-through trusts which issued approximately $340 million aggregate face amount of Series 2010-1A and Series 2010-1B Enhanced Equipment Trust Certificates (the “2010 EETCs”) in connection with the refinancing of eight Airbus aircraft owned by US Airways. The 2010 EETCs represent fractional undivided interests in the respective pass-through trusts and are not obligations of US Airways. The net proceeds from the issuance of the 2010 EETCs were used to purchase equipment notes issued by US Airways in two series: Series A equipment notes in an aggregate principal amount of $263 million bearing interest at 6.25% per annum and Series B equipment notes in an aggregate principal amount of $77 million bearing interest at 8.5% per annum. Interest on the equipment notes is payable semiannually in April and October of each year, beginning in April 2011. Principal payments on the equipment notes are scheduled to begin in October 2011. The final payments on the Series A equipment notes and Series B equipment notes will be due in April 2023 and April 2017, respectively. US Airways’ payment obligations under the equipment notes are fully and unconditionally guaranteed by US Airways Group. Substantially all of the proceeds from the issuance of the equipment notes were used to repay the existing debt associated with eight Airbus aircraft, with the balance used for general corporate purposes. The equipment notes are secured by liens on aircraft.

(d)	US Airways Group is a party to a co-branded credit card agreement with Barclays Bank Delaware. The co-branded credit card agreement provides for, among other things, the pre-purchase of frequent flyer miles in the aggregate amount of $200 million, which amount was paid by Barclays in October 2008. The Company pays interest to Barclays on the outstanding dollar amount of the pre-purchased miles at the rate of LIBOR plus a margin. This transaction was treated as a financing transaction for accounting purposes using an effective interest rate commensurate with the Company’s credit rating.

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

(e)	On October 20, 2008, US Airways and Airbus entered into amendments to the A320 Family Aircraft Purchase Agreement, the A330 Aircraft Purchase Agreement, and the A350 XWB Purchase Agreement. In exchange for US Airways’ agreement to enter into these amendments, Airbus advanced US Airways $200 million in consideration of aircraft deliveries under the various related purchase agreements. Under the terms of each of the amendments, US Airways has agreed to maintain a level of unrestricted cash in the same amount required by the Citicorp credit facility. This transaction was treated as a financing transaction for accounting purposes using an effective interest rate commensurate with US Airways’ credit rating. There are no stated interest payments.

(f)	In May 2009, US Airways Group issued $172 million aggregate principal amount of the 7.25% notes for net proceeds of approximately $168 million. The 7.25% notes bear interest at a rate of 7.25% per annum, which shall be payable semi-annually in arrears on each May 15 and November 15. The 7.25% notes mature on May 15, 2014.

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

As the 7.25% notes can be settled in cash upon conversion, for accounting purposes, the 7.25% notes were bifurcated into a debt component that was initially recorded at fair value and an equity component. The following table details the debt and equity components recognized related to the 7.25% notes (in millions):

	December 31,	December 31,
	2010	2009

Principal amount of 7.25% convertible senior notes	$172	$172
Unamortized discount on debt	(80)	(92)
Net carrying amount of 7.25% convertible senior notes	92	80
Additional paid-in capital	96	96

At December 31, 2010, the remaining period over which the unamortized discount will be recognized is 3.4 years.

The following table details interest expense recognized related to the 7.25% notes (in millions):

	Year Ended December 31,
	2010	2009

Contractual coupon interest	$13	$8
Amortization of discount	12	6

Total interest expense	$25	$14

At December 31, 2010, the if-converted value of the 7.25% notes exceeded the principal amount by $205 million.

(g)	Prior to September 30, 2010, the Company had outstanding $74 million principal amount of 7% notes. Holders had the right to require the Company to purchase for cash or shares or a combination thereof, at the Company’s election, all or a portion of their 7% notes on September 30, 2010 at a purchase price equal to 100% of the principal amount of the 7% notes to be repurchased plus accrued and unpaid interest, if any, to the purchase date. As of September 30, 2010, $69 million of the 7% notes outstanding were validly surrendered for purchase and the Company paid $69 million in cash to satisfy the aggregate repurchase price. The principal amount of the remaining 7% notes outstanding as of December 31, 2010 was $5 million.

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

Holders may require the Company to purchase for cash or shares or a combination thereof, at the Company’s election, all or a portion of their 7% notes on September 30, 2015 at a purchase price equal to 100% of the principal amount of the 7% notes to be repurchased plus accrued and unpaid interest, if any, to the purchase date. In addition, if the Company experiences a specified fundamental change, holders may require the Company to purchase for cash, shares or a combination thereof, at its election, all or a portion of their 7% notes, subject to specified exceptions, at a price equal to 100% of the principal amount of the 7% notes plus accrued and unpaid interest, if any, to the purchase date. The Company may redeem all or a portion of the 7% notes at any time on or after October 5, 2010, at a price equal to 100% of the principal amount of the 7% notes plus accrued and unpaid interest, if any, to the redemption date if the closing price of US Airways Group common stock has exceeded 115% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the trading day before the date on which the Company mails the optional redemption notice.

As the 7% notes can be settled in cash upon conversion, for accounting purposes, the 7% notes were bifurcated into a debt component that was initially recorded at fair value and an equity component. The following table details the debt and equity components recognized related to the 7% notes (in millions):

	December 31,	December 31,
	2010	2009

Principal amount of 7% senior convertible notes	$5	$74
Unamortized discount on debt	—	(5)
Net carrying amount of 7% senior convertible notes	5	69
Additional paid-in capital	40	40

The following table details interest expense recognized related to the 7% notes (in millions):

	Year Ended December 31,
	2010	2009	2008

Contractual coupon interest	$4	$5	$5
Amortization of discount	5	6	5

Total interest expense	$9	$11	$10

At December 31, 2010, the if-converted value of the 7% notes did not exceed the principal amount.

(h)	The industrial development revenue bonds are due April 2023. Interest at 6.3% is payable semiannually on April 1 and October 1. The bonds are subject to optional redemption prior to the maturity date, in whole or in part, on any interest payment date at a redemption price of 100%.

Secured financings are collateralized by assets, primarily aircraft, engines, simulators, rotable aircraft parts, hangar and maintenance facilities and airport take-off and landing slots. At December 31, 2010, the maturities of long-term debt and capital leases are as follows (in millions):

2011	$397
2012	455
2013	417
2014	1,555
2015	279
Thereafter	1,514

$4,617

Certain of the Company’s long-term debt agreements contain significant minimum cash balance requirements and other covenants with which the Company was in compliance at December 31, 2010. Certain of the Company’s long-term debt agreements contain cross-default provisions, which may be triggered by defaults by US Airways or US Airways Group under other agreements relating to indebtedness.

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

As of December 31, 2010, the Company had approximately $1.92 billion of gross NOLs to reduce future federal taxable income. All of the Company’s NOLs are expected to be available to reduce federal taxable income in the calendar year 2011. The NOLs expire during the years 2024 through 2029. The Company’s net deferred tax assets, which include $1.85 billion of the NOLs, are subject to a full valuation allowance. The Company also had approximately $82 million of tax-effected state NOLs at December 31, 2010. At December 31, 2010, the federal and state valuation allowances were $368 million and $62 million, respectively.

For the year ended December 31, 2010, the Company utilized NOLs to reduce its income tax obligation. Utilization of these NOLs results in a corresponding decrease in the valuation allowance. As this valuation allowance was established through the recognition of tax expense, the decrease in valuation allowance offsets the tax provision dollar for dollar.

For the year ended December 31, 2009, the Company recorded a tax benefit of $38 million. Of this amount, $21 million was due to a non-cash income tax benefit related to gains recorded within other comprehensive income during 2009. Generally accepted accounting principles (“GAAP”) require all items be considered (including items recorded in other comprehensive income) in determining the amount of tax benefit that results from a loss from continuing operations that should be allocated to continuing operations. In accordance with GAAP, the Company recorded a tax benefit on the loss from continuing operations, which was exactly offset by income tax expense on other comprehensive income as follows (in millions):

		Change in
	Net Loss Income	Other Comprehensive
	Statement	Income

Pre-allocation	$(226)	$46
Tax allocation	21	(21)

As presented	$(205)	$25

In addition, for the year ended December 31, 2009, the Company recorded a $14 million benefit related to a legislation change allowing the Company to carry back 100% of 2008 Alternative Minimum Tax liability (“AMT”) net operating losses, resulting in the recovery of AMT amounts paid in prior years. The Company also recognized a $3 million tax benefit related to the reversal of the deferred tax liability associated with the indefinite lived intangible assets that were impaired during 2009.

For the year ended December 31, 2008, the Company reported a loss, which increased its NOLs, and it did not record a tax provision.

The components of the provision (benefit) for income taxes are as follows (in millions):

	Year Ended December 31,
	2010	2009	2008

Current provision:
Federal	$—	$—	$1
State	—	—	—

Total current	—	—	1
Deferred benefit:
Federal	—	(38)	—
State	—	—	(1)

Total deferred	—	(38)	(1)

Benefit for income taxes	$—	$(38)	$—

Income tax expense (benefit) differs from amounts computed at the federal statutory income tax rate as follows (in millions):

	Year Ended December 31,
	2010	2009	2008

Income tax expense (benefit) at the federal statutory income tax rate	$176	$(85)	$(775)
Book expenses not deductible for tax purposes	14	17	229
State income tax expense, net of federal income tax expense (benefit)	12	(6)	(30)
Change in valuation allowance	(202)	74	575
AMT provision (benefit)	—	(14)	1
Allocation to other comprehensive income	—	(21)	—
Long-lived intangibles	—	(3)	—
Other, net	—	—	—

Total	$—	$(38)	$—

Effective tax rate	—%	(15.7)%	—%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2010 and 2009 are as follows (in millions):

	2010	2009

Deferred tax assets:
Net operating loss carryforwards	$701	$779
Property, plant and equipment	38	30
Investments	(3)	63
Financing transactions	27	41
Employee benefits	322	346
Dividend Miles awards	120	126
AMT credit carryforward	25	25
Other deferred tax assets	71	26
Valuation allowance	(430)	(623)

Net deferred tax assets	871	813

Deferred tax liabilities:
Depreciation and amortization	642	582
Sale and leaseback transactions and deferred rent	127	137
Leasing transactions	59	45
Long-lived intangibles	25	25
Other deferred tax liabilities	33	40

Total deferred tax liabilities	886	829

Net deferred tax liabilities	15	16

Less: current deferred tax liabilities	—	—

Non-current deferred tax liabilities	$15	$16

The reason for significant differences between taxable and pre-tax book income primarily relates to depreciation on fixed assets, employee pension and postretirement benefit costs, employee-related accruals and leasing transactions.

The Company files tax returns in the U.S. federal jurisdiction, and in various states and foreign jurisdictions. All federal and state tax filings for US Airways Group and its subsidiaries for fiscal years through December 31, 2009 have been timely filed. There are currently no federal audits and three state audits in process. The Company’s federal income tax year 2006 was closed by operation of the statute of limitations expiring, and there were no extensions filed. The Company files tax returns in 44 states, and its major state tax jurisdictions are Arizona, California, Pennsylvania and North Carolina. Tax years up to 2005 for these state tax jurisdictions are closed by operation of the statute of limitations expiring. Extensions for two states have been filed.

The Company believes that its income tax filing positions and deductions related to tax periods subject to examination will be sustained upon audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow. Therefore, no accruals for uncertain income tax positions have been recorded.

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

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008

Realized loss (gain)	$—	$382	$(140)
Unrealized loss (gain)	—	(375)	496

Loss on fuel hedging instruments, net	$—	$7	$356

The unrealized gains in 2009 were related to the reversal of prior period unrealized losses due to contracts settling in 2009.

(b)	Credit Risk

Cash, Cash Equivalents and Investments in Marketable Securities

The Company invests available cash in money market securities, certificates of deposit and highly liquid debt instruments.

As of December 31, 2010, the Company held auction rate securities with a fair value of $57 million ($84 million par value), which are classified as available-for-sale securities and noncurrent assets on the Company’s consolidated balance sheets. Contractual maturities for these auction rate securities range from 23 to 42 years, with 78% of the Company’s portfolio maturing within the next 30 years (2033 – 2036) and 22% maturing thereafter (2052). As a result of the liquidity issues experienced in the global credit and capital markets, all of the Company’s auction rate securities have experienced failed auctions since August 2007. Refer to Note 7 for discussion on how the Company determines the fair value of its investments in auction rate securities.

During 2010, the Company sold certain investments in auction rate securities for proceeds of $145 million, resulting in $53 million of net realized gains recorded in nonoperating expense, net, of which $52 million represents the reclassification of prior period net unrealized gains from other comprehensive income as determined on a specific-identification basis. Proceeds for all of these sale transactions approximated the carrying value of the Company’s investments. Additionally, the Company recorded net unrealized losses of $1 million in other comprehensive income related to the decline in fair value of certain investments in auction rate securities, which offset previously recognized unrealized gains.

During 2009, the Company sold certain investments in auction rate securities for proceeds of $32 million. Additionally, the Company recorded net unrealized gains of $58 million in other comprehensive income related to the increase in fair value of certain investments in auction rate securities, as well as $10 million in other-than-temporary impairment charges recorded in other nonoperating expense, net related to the decline in fair value of certain investments in auction rate securities.

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

The Company has exposure to market risk associated with changes in interest rates related primarily to its variable rate debt obligations. Interest rates on $2.97 billion principal amount of long-term debt as of December 31, 2010 are subject to adjustment to reflect changes in floating interest rates. The weighted average effective interest rate on the Company’s variable rate debt was 3.75% at December 31, 2010.

The fair value of the Company’s long-term debt was approximately $4.37 billion and $3.95 billion at December 31, 2010 and 2009, respectively. The fair values were estimated using quoted market prices where available. For long-term debt not actively traded, fair values were estimated using a discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

7.	Fair Value Measurements

The accounting guidance for fair value measurements, included in FASB ASC Topic 320, Investments – Debt and Equity Securities, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. This accounting guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, this accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1.	Observable inputs such as quoted prices in active markets;
Level 2.	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets measured at fair value on a recurring basis are as follows (in millions):

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs	Valuation
	Fair Value	(Level 1)	(Level 2)	(Level 3)	Technique

At December 31, 2010
Investments in marketable securities (noncurrent)	$57	$—	$—	$57	(1)
At December 31, 2009
Investments in marketable securities (noncurrent)	$203	$—	$—	$203	(1)

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

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (in millions):

Investments in
Marketable
Securities
(Noncurrent)

Balance at December 31, 2008	$187
Net unrealized gains recorded to other comprehensive income	58
Impairment losses included in other nonoperating expense, net	(10)
Sales of marketable securities	(32)

Balance at December 31, 2009	203
Sales of marketable securities	(145)
Net unrealized losses recorded to other comprehensive income	(1)

Balance at December 31, 2010	$57

Assets measured at fair value on a nonrecurring basis are as follows (in millions):

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs	Total
	Fair Value	(Level 1)	(Level 2)	(Level 3)	Losses

At December 31, 2010
International route authorities	$39	$—	$—	$39	$—
At December 31, 2009
International route authorities	$39	$—	$—	$39	$(16)

The Company performed the annual impairment test on its international route authorities during the fourth quarter of 2010. The fair values of international route authorities were assessed using the market approach. The market approach took into consideration relevant supply and demand factors at the related airport locations as well as available market sale and lease data. As a result of the Company’s annual impairment test on international route authorities, no impairment was indicated. In 2009, the Company recorded $16 million in non-cash impairment charges related to the decline in fair value of certain international routes.

8.	Employee Pension and Benefit Plans

Substantially all of the Company’s employees meeting certain service and other requirements are eligible to participate in various pension, medical, dental, life insurance, disability and survivorship plans.

(a)	Defined Benefit and Other Postretirement Benefit Plans

The following table sets forth changes in the fair value of plan assets, benefit obligations and the funded status of the plans and the amounts recognized in the Company’s consolidated balance sheets as of December 31, 2010 and 2009 (in millions).

	Defined Benefit Pension Plans		Other Postretirement Benefits
	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009

Fair value of plan assets at beginning of period	$38	$33	$—	$—
Actual return on plan assets	5	7	—	—
Employer contributions	—	—	14	19
Plan participants’ contributions	—	—	16	17
Gross benefits paid	(3)	(2)	(30)	(36)

Fair value of plan assets at end of period	40	38	—	—

Benefit obligation at beginning of period	57	59	143	122
Service cost	1	1	3	2
Interest cost	3	3	8	9
Plan participants’ contributions	—	—	16	17
Actuarial (gain) loss	3	(4)	16	11
Gross benefits paid	(3)	(2)	(30)	(36)
Plan amendments	—	—	—	18

Benefit obligation at end of period	61	57	156	143

Funded status of the plan	$(21)	$(19)	$(156)	$(143)

Liability recognized in the consolidated balance sheet	$(21)	$(19)	$(156)	$(143)

Net actuarial loss (gain) recognized in accumulated other comprehensive income	$8	$5	$(40)	$(60)

The Company maintains two defined benefit pension plans sponsored by Piedmont. Piedmont closed one plan to new participants in 2002 and froze the accrued benefits for the other plan for all participants in 2003. The aggregate accumulated benefit obligations, projected benefit obligations and plan assets were $56 million, $61 million and $40 million, as of December 31, 2010 and $52 million, $57 million and $38 million, as of December 31, 2009, respectively.

The following table presents the weighted average assumptions used to determine benefit obligations:

	Defined Benefit Pension Plans		Other Postretirement Benefits
	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009

Discount rate	5.25%	5.5%	4.93%	5.51%
Rate of compensation increase	4%	4%	—	—

As of December 31, 2010 and 2009, the Company discounted its pension obligations based on the current rates earned on high quality Aa rated long-term bonds.

The Company assumed discount rates for measuring its other postretirement benefit obligations, based on a hypothetical portfolio of high quality corporate bonds denominated in U.S. currency (Aa rated, non-callable or callable with make-whole provisions), for which the timing and cash outflows approximate the estimated benefit payments of the other postretirement benefit plans.

As of December 31, 2010, the assumed health care cost trend rates are 9% in 2011 and 8.5% in 2012, decreasing to 5.0% in 2019 and thereafter. As of December 31, 2009, the assumed health care cost trend rates are 8% in 2010 and 7.5% in 2011, decreasing to 5.5% in 2015 and thereafter. The assumed health care cost trend rates could have a significant effect on amounts reported for retiree health care plans. A one-percentage point change in the health care cost trend rates would have the following effects on other postretirement benefits as of December 31, 2010 (in millions):

	1% Increase	1% Decrease

Effect on total service and interest costs	$1	$(1)
Effect on postretirement benefit obligation	14	(11)

Weighted average assumptions used to determine net periodic benefit cost were as follows:

	Defined Benefit Pension Plans			Other Postretirement Benefits
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2010	2009	2008	2010	2009	2008

Discount rate	5.5%	5.5%	6%	5.51%	5.98%	5.94%
Expected return on plan assets	7.5%	8%	8%	—	—	—
Rate of compensation increase	4%	4%	4%	—	—	—

Components of the net and total periodic cost for pension and other postretirement benefits are as follows (in millions):

	Defined Benefit Pension Plans			Other Postretirement Benefits
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2010	2009	2008	2010	2009	2008

Service cost	$1	$1	$1	$3	$2	$2
Interest cost	3	3	3	8	9	9
Expected return on plan assets	(3)	(3)	(4)	—	—	—
Amortization of actuarial loss (gain) (1)	—	1	—	(4)	(6)	(2)

Total periodic costs	$1	$2	$—	$7	$5	$9

(1)	The estimated actuarial gain for other postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2011 is $3 million.

In 2011, the Company expects to contribute $16 million to its other postretirement plans. No contributions are expected in 2011 for the Company’s defined benefit plans. The following benefits, which reflect expected future service, as appropriate, are expected to be paid from the defined benefit and other postretirement plans (in millions):

		Other
		Postretirement
	Defined Benefit	Benefits before
	Pension Plans	Medicare Subsidy	Medicare Subsidy

2011	$2	$16	$—
2012	2	13	—
2013	2	13	—
2014	2	12	—
2015	2	12	—
2016 to 2020	16	65	(2)

The Company assumed that its pension plans’ assets would generate a long-term rate of return of 7.5% at December 31, 2010. The expected long-term rate of return assumption was developed by evaluating input from the plans’ investment consultants, including their review of asset class return expectations and long-term inflation assumptions.

The Company’s overall investment strategy is to achieve long-term investment growth. The Company’s targeted asset allocation as of December 31, 2010 is approximately 65% equity securities and 35% fixed-income securities. Equity securities primarily include mutual funds invested in large-cap, mid-cap and small-cap U.S. and international companies. Fixed-income securities primarily include mutual funds invested in U.S. treasuries and corporate bonds. The Company believes that its long-term asset allocation on average will approximate the targeted allocation. The Company regularly reviews its actual asset allocation and periodically rebalances its investments to its targeted allocation when considered appropriate.

The fair value of pension plan assets by asset category is as follows (in millions):

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

At December 31, 2010
Mutual funds	$40	$40	$—	$—
At December 31, 2009
Mutual funds	$38	$38	$—	$—

As of December 31, 2010, the plan’s mutual funds were invested 54% in equity securities of large-cap, mid-cap and small-cap. U.S. companies, 33% in U.S. treasuries and corporate bonds, 13% in equity securities of international companies. The mutual fund shares are classified as Level 1 instruments and valued at quoted prices in an active market exchange, which represents the net asset value of shares held by the pension plan.

As of December 31, 2009, the plan’s mutual funds were invested 53% in equity securities of large-cap and mid-cap U.S. companies, 33% in U.S. treasuries and corporate bonds, 11% in equity securities of large-cap international companies and 3% in equity securities of emerging market companies.

(b)	Defined Contribution Plans

The Company sponsors several defined contribution plans which cover a majority of its employee groups. The Company makes contributions to these plans based on the individual plan provisions, including an employer non-discretionary contribution and an employer match. These contributions are generally made based upon eligibility, eligible earnings and employee group. Expenses related to these plans were $102 million, $98 million and $96 million for the years ended December 31, 2010, 2009, and 2008, respectively.

(c)	Postemployment Benefits

The Company provides certain postemployment benefits to its employees. These benefits include disability-related and workers’ compensation benefits for certain employees. The Company accrues for the cost of such benefit expenses once an appropriate triggering event has occurred.

(d)	Profit Sharing Plans

Most non-executive employees of US Airways are eligible to participate in a profit sharing plan. Awards are paid as a lump sum after the end of each fiscal year. The Company recorded $47 million for profit sharing in 2010, which is recorded in salaries and related costs on the consolidated statement of operations and included in accrued compensation and vacation on the consolidated balance sheet. In 2009 and 2008, no amounts were recorded for profit sharing.

9.	Commitments and Contingencies

(a)	Commitments to Purchase Flight Equipment and Maintenance Services

Aircraft and Engine Purchase Commitments

US Airways has definitive purchase agreements with Airbus for the acquisition of 134 aircraft, including 97 single-aisle A320 family aircraft and 37 widebody aircraft (comprised of 22 A350 XWB aircraft and 15 A330-200 aircraft). Since 2008, when deliveries commenced under the purchase agreements, we have taken delivery of 34 aircraft through December 31, 2010, which includes four A320 aircraft, 23 A321 aircraft and seven A330-200 aircraft. During 2010, US Airways took delivery of two A320 aircraft and two A330-200 aircraft, which were financed through new loan agreements. US Airways plans to take delivery of 12 A320 family aircraft in each of 2011 and 2012, with the remaining 46 A320 family aircraft scheduled to be delivered between 2013 and 2015. In addition, US Airways plans to take delivery of the eight remaining A330-200 aircraft in 2013 and 2014. Deliveries of the 22 A350 XWB aircraft are scheduled to begin in 2017 and extend through 2019.

US Airways has agreements for the purchase of eight new IAE V2500-A5 spare engines scheduled for delivery through 2014 for use on the A320 family fleet, three new Trent 700 spare engines scheduled for delivery through 2013 for use on the A330-200 fleet and three new Trent XWB spare engines scheduled for delivery in 2017 through 2019 for use on the A350 XWB aircraft. US Airways has taken delivery of two of the Trent 700 spare engines and one of the V2500-A5 spare engines through December 31, 2010.

Under all of the Company’s aircraft and engine purchase agreements, the Company’s total future commitments as of December 31, 2010 are expected to be approximately $5.9 billion through 2019 as follows: $570 million in 2011, $618 million in 2012, $1.15 billion in 2013, $935 million in 2014, $445 million in 2015 and $2.18 billion thereafter, which includes predelivery deposits and payments. The Company has financing commitments for all Airbus aircraft scheduled for delivery in 2011 and 2012.

(b)	Leases

The Company leases certain aircraft, engines and ground equipment, in addition to the majority of its ground facilities and terminal space. As of December 31, 2010, the Company had 301 aircraft under operating leases, with remaining terms ranging from four months to approximately 13 years. Airports are utilized for flight operations under lease arrangements with the municipalities or agencies owning or controlling such airports. Substantially all leases provide that the lessee must pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. Some leases also include renewal and purchase options.

As of December 31, 2010, obligations under noncancellable operating leases for future minimum lease payments were as follows (in millions):

2011	$988
2012	911
2013	751
2014	669
2015	572
Thereafter	2,550

Total minimum lease payments	$6,441

For the years ended December 31, 2010, 2009 and 2008, rental expense under operating leases was $1.26 billion, $1.29 billion and $1.33 billion, respectively.

(c)	Off-balance Sheet Arrangements

US Airways has 27 owned aircraft, 114 leased aircraft and three leased engines, which were financed with pass through trust certificates, or EETCs, issued by pass through trusts. These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of flight equipment. Rather than finance each aircraft separately when such aircraft is purchased, delivered or refinanced, these trusts allowed US Airways to raise the financing for several aircraft at one time and place such funds in escrow pending the purchase, delivery or refinancing of the relevant aircraft. The trusts were also structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to US Airways.

Each trust covered a set amount of aircraft scheduled to be delivered or refinanced within a specific period of time. At the time of each covered aircraft financing, the relevant trust used the funds in escrow to purchase equipment notes relating to the financed aircraft. The equipment notes were issued, at US Airways’ election in connection with a mortgage financing of the aircraft or by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leased the aircraft to US Airways. In both cases, the equipment notes are secured by a security interest in the aircraft. The pass through trust certificates are not direct obligations of, nor are they guaranteed by, the Company or US Airways. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of US Airways. As of December 31, 2010, $809 million associated with these mortgage financings is reflected as debt in the accompanying consolidated balance sheet.

With respect to leveraged leases, US Airways evaluated whether the leases had characteristics of a variable interest entity. US Airways concluded the leasing entities met the criteria for variable interest entities. US Airways generally is not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates US Airways to absorb decreases in value or entitles US Airways to participate in increases in the value of the aircraft. US Airways does not provide residual value guarantees to the bondholders or equity participants in the trusts. Each lease does have a fixed price purchase option that allows US Airways to purchase the aircraft near the end of the lease term. However, the option price approximates an estimate of the aircraft’s fair value at the option date. Under this feature, US Airways does not participate in any increases in the value of the aircraft. US Airways concluded it was not the primary beneficiary under these arrangements. Therefore, US Airways accounts for its EETC leveraged lease financings as operating leases. US Airways’ total future obligations under these leveraged lease financings are $2.96 billion as of December 31, 2010, which are included in the future minimum lease payments table in (b) above.

(d)	Regional Jet Capacity Purchase Agreements

US Airways has entered into capacity purchase agreements with certain regional jet operators. The capacity purchase agreements provide that all revenues, including passenger, mail and freight revenues, go to US Airways. In return, US Airways agrees to pay predetermined fees to these airlines for operating an agreed-upon number of aircraft, without regard to the number of passengers on board. In addition, these agreements provide that certain variable costs, such as airport landing fees and passenger liability insurance, will be reimbursed 100% by US Airways. US Airways controls marketing, scheduling, ticketing, pricing and seat inventories. The regional jet capacity purchase agreements have expirations from 2014 to 2020. The future minimum noncancellable commitments under the regional jet capacity purchase agreements are $1 billion in 2011, $1.01 billion in 2012, $1.01 billion in 2013, $1.02 billion in 2014, $898 million in 2015 and $1.38 billion thereafter.

In January 2010, Mesa Air Group, Inc. and certain of its subsidiaries, including Mesa Airlines, Inc., filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. At December 31, 2010, Mesa operated 51 aircraft for the Company’s Express passenger operations, representing over $500 million in annual passenger revenues in 2010. In November 2010, the Company signed an agreement for an extension of 39 months on average from the current scheduled expiration of June 30, 2012, for the operation of 38 CRJ900 aircraft by Mesa under the companies’ codeshare and revenue sharing agreement, which agreement was approved by the U.S. Bankruptcy Court. The remaining 13 aircraft were not extended. On January 20, 2011, the U.S. Bankruptcy Court approved the bankruptcy plan of Mesa Air Group, Inc., who is expected to emerge from bankruptcy on or about February 28, 2011.

(e)	Legal Proceedings

On September 12, 2004, US Airways Group and its domestic subsidiaries (collectively, the “Reorganized Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (Case Nos. 04-13819-SSM through

03-13823-SSM) (the “2004 Bankruptcy”). On September 16, 2005, the Bankruptcy Court issued an order confirming the plan of reorganization submitted by the Reorganized Debtors and on September 27, 2005, the Reorganized Debtors emerged from the 2004 Bankruptcy. The Bankruptcy Court’s order confirming the plan included a provision called the plan injunction, which forever bars other parties from pursuing most claims against the Reorganized Debtors that arose prior to September 27, 2005 in any forum other than the Bankruptcy Court. Substantially all of the claims in the 2004 Bankruptcy have been settled and the allowed claims have been paid out in common stock of the post-bankruptcy US Airways Group at a small fraction of the actual claim amount. However, the effects of these common stock distributions were already reflected in the Company’s consolidated financial statements upon emergence from bankruptcy and will not have any further impact on its financial position or results of operations. The Company presently expects the bankruptcy case to be closed during 2011.

The Company is party to an arbitration proceeding relating to a grievance brought by its pilots union to the effect that, effective January 1, 2010, this work group was entitled to a significant increase in wages by operation of the applicable collective bargaining agreement. A hearing was conducted and the parties are awaiting the ruling of the arbitrator. An adverse ruling by the arbitrator could require a material increase in the wages of the Company’s pilots and a material back payment to make the wage increase retroactive to January 1, 2010. The Company believes that the union’s position is without merit and that the possibility of an adverse outcome is remote.

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

US Airways guarantees the payment of principal and interest on certain special facility revenue bonds issued by municipalities to build or improve certain airport and maintenance facilities which are leased to US Airways. Under such leases, US Airways is required to make rental payments through 2023, sufficient to pay maturing principal and interest payments on the related bonds. As of December 31, 2010, the remaining lease payments guaranteeing the principal and interest on these bonds are $121 million, of which $30 million of these obligations is accounted for as a capital lease and reflected as debt in the accompanying consolidated balance sheet.

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

10.	Other Comprehensive Income (Loss)

The Company’s other comprehensive income (loss) consisted of the following (in millions):

	Year Ended December 31,
	2010	2009	2008

Net income (loss)	$502	$(205)	$(2,215)
Recognition of net realized gains on sale of available-for-sale securities	(52)	—	—
Net unrealized gains (losses) on available-for-sale securities, net of tax expense of $21 million in 2009	(1)	35	—
Recognition of previous unrealized losses now deemed other-than-temporary	—	—	48
Pension and other postretirement benefits	(23)	(10)	7

Total comprehensive income (loss)	$426	$(180)	$(2,160)

The components of accumulated other comprehensive income were as follows (in millions):

	December 31,	December 31,
	2010	2009

Pension and other postretirement benefits	$32	$55
Available-for-sale securities	(18)	35

Accumulated other comprehensive income	$14	$90

11.	Supplemental Cash Flow Information

Supplemental disclosure of cash flow information and non-cash investing and financing activities are as follows (in millions):

	Year Ended December 31,
	2010	2009	2008

Non-cash transactions:
Note payables issued for aircraft purchases	$118	$333	$—
Interest payable converted to debt	40	40	7
Net unrealized loss (gain) on available-for-sale securities	1	(58)	—
Prepayment applied to equipment purchase deposits	(38)	—	—
Deposit applied to principal repayment on debt	(31)	—	—
Debt extinguished from sale of aircraft	—	(251)	—
Maintenance payable converted to debt	—	8	33
Cash transactions:
Interest paid, net of amounts capitalized	225	195	216
Income taxes paid	1	—	1

12.	Related Party Transactions

Richard A. Bartlett, a member of the Company’s board of directors until June 2008, is a greater than 10% owner of Air Wisconsin. US Airways and Air Wisconsin have a regional jet services agreement. Mr. Bartlett became a member of the board of directors pursuant to certain stockholder agreements, which by their terms expired in June 2008.

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

Information concerning operating revenues in principal geographic areas is as follows (in millions):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008

United States	$9,158	$8,285	$9,659
Foreign	2,750	2,173	2,459

Total	$11,908	$10,458	$12,118

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

In September 2009, the Company completed a public offering of 29 million shares of common stock at an offering price of $4.75 per share. Net proceeds from the offering, after underwriting discounts and commissions, were $137 million.

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

The Company’s net income (loss) for the years ended December 31, 2010, 2009 and 2008 included $31 million, $23 million and $34 million, respectively, of stock-based compensation costs. During 2010, stock-based compensation costs consisted of $13 million related to stock settled awards and $18 million related to cash settled awards. During 2009, stock-based compensation costs consisted of $20 million related to stock settled awards and $3 million related to cash settled awards. There was no expense related to cash settled awards in 2008.

Restricted Stock Unit Awards – As of December 31, 2010, the Company has outstanding restricted stock unit awards (“RSUs”) with service conditions, which are classified as equity awards. The grant-date fair value of RSUs is equal to the market price of the underlying shares of common stock on the date of grant and is expensed on a straight-line basis over the vesting period for the entire award. The vesting period for RSU awards is three years.

RSU award activity for the years ending December 31, 2010, 2009 and 2008 is as follows (shares in thousands):

		Weighted
	Number of	Average Grant-
	Shares	Date Fair Value

2005 Equity Incentive Plan
Nonvested balances at December 31, 2007	592	$32.91
Granted	535	9.02
Vested and released	(390)	29.07
Forfeited	(32)	23.15

Nonvested balance at December 31, 2008	705	$17.36
Granted	—	—
Vested and released	(323)	22.16
Forfeited	(29)	15.76

Nonvested balance at December 31, 2009	353	$13.10
Granted	—	—
Vested and released	(212)	18.71
Forfeited	(1)	11.37

Nonvested balance at December 31, 2010	140	$9.21

2008 Equity Incentive Plan
Nonvested balance at December 31, 2007	—	$—
Granted	19	7.52
Vested and released	—	—
Forfeited	—	—

Nonvested balance at December 31, 2008	19	$7.52
Granted	280	3.44
Vested and released	(189)	2.84
Forfeited	—	—

Nonvested balance at December 31, 2009	110	$5.19
Granted	84	9.14
Vested and released	(91)	7.52
Forfeited	—	—

Nonvested balance at December 31, 2010	103	$6.36

As of December 31, 2010, there were $1 million of total unrecognized compensation costs related to RSUs. These costs are expected to be recognized over a weighted average period of 0.6 years. The total fair value of RSUs vested during 2010, 2009 and 2008 was $2 million, $2 million and $3 million, respectively.

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

Stock option and SARs activity for the years ending December 31, 2010, 2009 and 2008 is as follows (stock options and SARs in thousands):

			Weighted
			Average
	Stock	Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	and SARs	Exercise Price	(years)	Intrinsic Value
				(In millions)

1994 Incentive Equity Plan
Balance at December 31, 2007	645	$46.30
Granted	—	—
Exercised	(2)	9.21
Forfeited	—	—
Expired	(244)	55.35

Balance at December 31, 2008	399	$40.96
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(200)	45.34

Balance at December 31, 2009	199	$36.57
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(176)	39.34

Balance at December 31, 2010	23	$15.60	0.7	$—
Vested or expected to vest at December 31, 2010	23	$15.60	0.7	$—
Exercisable at December 31, 2010	23	$15.60	0.7	$—
2002 Incentive Equity Plan
Balance at December 31, 2007	762	$18.52
Granted	—	—
Exercised	(2)	6.42
Forfeited	—	—
Expired	(23)	25.08

Balance at December 31, 2008	737	$18.34
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(17)	19.39

Balance at December 31, 2009	720	$18.32
Granted	—	—
Exercised	(18)	5.57
Forfeited	—	—
Expired	(1)	25.60

Balance at December 31, 2010	701	$18.64	2.9	$0.1
Vested or expected to vest at December 31, 2010	701	$18.64	2.9	$0.1
Exercisable at December 31, 2010	701	$18.64	2.9	$0.1

			Weighted
			Average
	Stock	Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	and SARs	Exercise Price	(years)	Intrinsic Value
				(In millions)

2005 Equity Incentive Plan
Balance at December 31, 2007	3,370	$34.96
Granted	1,959	9.11
Exercised	(5)	8.84
Forfeited	(200)	30.18
Expired	(218)	32.76

Balance at December 31, 2008	4,906	$24.93
Granted	—	—
Exercised	—	—
Forfeited	(119)	20.43
Expired	(266)	30.82

Balance at December 31, 2009	4,521	$24.67
Granted	—	—
Exercised	(242)	8.61
Forfeited	(9)	13.20
Expired	(201)	34.36

Balance at December 31, 2010	4,069	$24.98	5.9	$1.7
Vested or expected to vest at December 31, 2010	4,068	$24.98	5.9	$1.7
Exercisable at December 31, 2010	3,538	$27.37	5.7	$1.0
2008 Equity Incentive Plan
Balance at December 31, 2007	—	$—
Granted	2,389	6.64
Exercised	—	—
Forfeited	(56)	6.70
Expired	—	—

Balance at December 31, 2008	2,333	$6.64
Granted	3,286	3.23
Exercised	—	—
Forfeited	(193)	6.67
Expired	(8)	6.70

Balance at December 31, 2009	5,418	$4.57
Granted	562	7.77
Exercised	(742)	4.79
Forfeited	(42)	5.82
Expired	(32)	6.69

Balance at December 31, 2010	5,164	$4.88	5.2	$26.5
Vested or expected to vest at December 31, 2010	5,112	$4.87	5.2	$26.3
Exercisable at December 31, 2010	1,744	$5.32	4.8	$8.2

CSARs activity for the years ending December 31, 2010 and 2009 is as follows (CSARs in thousands):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual Term	Aggregate
	CSARs	Exercise Price	(years)	Intrinsic Value
				(In millions)

2008 Equity Incentive Plan
Balance at December 31, 2008	—	$—
Granted	4,645	3.10
Exercised	—	—
Forfeited	(232)	3.10
Expired	—	—

Balance at December 31, 2009	4,413	$3.10
Granted	1,865	7.42
Exercised	(1,028)	3.10
Forfeited	(196)	4.15
Expired	—	—

Balance at December 31, 2010	5,054	$4.65	5.6	$27.1
Vested or expected to vest at December 31, 2010	4,959	$4.63	5.6	$26.7
Exercisable at December 31, 2010	438	$3.11	5.3	$3.0

The fair value of stock options and stock appreciation rights is determined at the grant date using a Black-Scholes option pricing model, which requires several assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the award at the time of grant. The dividend yield is assumed to be zero as the Company does not pay dividends and has no current plans to do so in the future. The volatility is based on the historical volatility of the Company’s common stock over a time period equal to the expected term of the award. The expected life of the award is based on the historical experience of the Company. Stock options and stock appreciation rights are expensed on a straight-line basis over the vesting period for the entire award.

The per share weighted-average grant-date fair value of stock appreciation rights granted and the weighted-average assumptions used for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008

Weighted average fair value	$4.93	$1.84	$3.28
Risk free interest rate	2.4%	1.3%	2.5%
Expected dividend yield	—	—	—
Expected life	5.0 years	3.0 years	3.0 years
Volatility	81%	92%	62%

As of December 31, 2010, there were $7 million of total unrecognized compensation costs related to stock options and SARs. These costs are expected to be recognized over a weighted average period of 0.8 years. The total intrinsic value of stock options and SARs exercised during the years ended December 31, 2010 and 2008 was $5 million and $0.1 million, respectively. Cash received from stock option exercises during each of the years ended December 31, 2010 and 2008 was $0.1 million. There were no stock options or SARs exercised during 2009.

As of December 31, 2010, the average fair market value of outstanding CSARs was $7.99 per share and the related liability was $15 million. These CSARs will continue to be remeasured at fair value at each reporting date until all awards are settled. As of December 31, 2010, the total unrecognized compensation expense for CSARs was $24 million and is expected to be recognized over a weighted average period of one year. Total cash paid for CSARs exercised during the year ended December 31, 2010 was $6 million. There were no CSARs exercised during 2009 and 2008.

Agreements with the Pilot Union – US Airways Group and US Airways have a letter of agreement with US Airways’ pilot union through April 18, 2008, that provides that US Airways’ pilots designated by the union receive stock options to purchase 1.1 million shares of the Company’s common stock. The first tranche of 0.5 million stock options was granted on January 31, 2006 with an exercise price of $33.65. The second tranche of 0.3 million stock options was granted on January 31, 2007 with an exercise price of $56.90. The third and final tranche of 0.3 million stock options was granted on January 31, 2008 with an exercise price of $12.50. The stock options granted to pilots do not reduce the shares available for grant under any equity incentive plan. Any of these pilot stock options that are forfeited or that expire without being exercised will not become available for grant under any of the Company’s plans.

The per share fair value of the pilot stock options and assumptions used for the January 31, 2008 grant was as follows:

January 31,
2008

Per share fair value	$3.02
Risk free interest rate	2.2%
Expected dividend yield	—
Expected life	2.0 years
Volatility	55%

As of December 31, 2010, there were no unrecognized compensation costs related to stock options granted to pilots as the stock options were fully vested on the grant date. As of December 31, 2010, there were 0.8 million pilot stock options outstanding at a weighted average exercise price of $34.48 and a weighted average remaining contractual term of 1.27 years. No pilot stock options were exercised in 2010, 2009 or 2008.

16.	Valuation and Qualifying Accounts (in millions)

	Balance at			Balance at
	Beginning			End
Description	of Period	Additions	Deductions	of Period

Allowance for doubtful receivables:
Year ended December 31, 2010	$8	$4	$3	$9

Year ended December 31, 2009	$6	$7	$5	$8

Year ended December 31, 2008	$4	$10	$8	$6

Allowance for inventory obsolescence:
Year ended December 31, 2010	$63	$21	$4	$80

Year ended December 31, 2009	$51	$19	$7	$63

Year ended December 31, 2008	$40	$21	$10	$51

Valuation allowance on deferred tax asset, net:
Year ended December 31, 2010	$623	$—	$193	$430

Year ended December 31, 2009	$646	$—	$23	$623

Year ended December 31, 2008	$71	$575	$—	$646

17.	Slot Transaction

In August 2009, US Airways Group and US Airways entered into a mutual asset purchase and sale agreement with Delta Airlines, Inc. (“Delta”). Pursuant to the agreement, US Airways would transfer to Delta certain assets related to flight operations at LaGuardia Airport in New York (“LaGuardia”), including 125 pairs of slots currently used to provide US Airways Express service at LaGuardia. Delta would transfer to US Airways certain assets related to flight operations at Washington National, including 42 pairs of slots, and the authority to serve Sao Paulo, Brazil and Tokyo, Japan. The closing of the transactions under the agreement is subject to certain closing conditions, including approvals from a number of government agencies. In a final decision dated May 4, 2010, the Federal Aviation Administration (“FAA”) rejected an alternative transaction proposed by Delta and US Airways. On July 2, 2010, US Airways and Delta jointly filed with the United States Circuit Court of Appeals for the District of Columbia Circuit a notice of appeal of the regulatory action taken by the FAA with respect to this transaction. The Company is presently in discussions with Delta and the relevant government agencies regarding a possible resolution that would allow a slot transaction with Delta to proceed. However, the Company cannot predict the outcome of these discussions or the related judicial proceeding, or whether a slot transaction with Delta will be completed.

18.	Selected Quarterly Financial Information (unaudited)

Summarized quarterly financial information for 2010 and 2009 is as follows (in millions, except share and per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2010
Operating revenues	$2,651	$3,171	$3,179	$2,907
Operating expenses	2,661	2,800	2,864	2,802
Operating income (loss)	(10)	371	315	105
Nonoperating expenses, net	(35)	(92)	(74)	(78)
Income tax provision (benefit)	—	—	1	(1)
Net income (loss)	(45)	279	240	28
Earnings (loss) per common share:
Basic:	$(0.28)	$1.73	$1.49	$0.17
Diluted:	$(0.28)	$1.41	$1.22	$0.17
Shares used for computation (in thousands):
Basic	161,115	161,292	161,464	161,776
Diluted	161,115	203,809	204,535	202,200
2009
Operating revenues	$2,455	$2,658	$2,719	$2,626
Operating expenses	2,480	2,536	2,713	2,612
Operating income (loss)	(25)	122	6	14
Nonoperating expenses, net	(78)	(64)	(86)	(131)
Income tax benefit	—	—	—	(38)
Net income (loss)	(103)	58	(80)	(79)
Earnings (loss) per common share:
Basic:	$(0.90)	$0.47	$(0.60)	$(0.49)
Diluted:	$(0.90)	$0.42	$(0.60)	$(0.49)
Shares used for computation (in thousands):
Basic	114,121	123,790	132,985	161,103
Diluted	114,121	144,125	132,985	161,103

The Company’s 2010 and 2009 fourth quarter results were impacted by recognition of the following items:

Fourth quarter 2010 operating expenses included a $6 million non-cash charge related to the decline in market value of certain spare parts. Nonoperating expenses, net included an $11 million settlement gain, offset by $5 million in non-cash charges related to the write off of debt issuance costs.

Fourth quarter 2009 operating expenses included $36 million of net special charges consisting of $16 million in non-cash impairment charges due to the decline in fair value of certain indefinite lived intangible assets associated with international routes, $5 million in aircraft costs as a result of capacity reductions, $6 million in severance charges, $6 million in costs related to the 2009 liquidity improvement program and $3 million in non-cash charges related to the decline in market value of certain Express spare parts. Nonoperating expenses, net included $49 million in non-cash charges associated with the sale of 10 Embraer 190 aircraft and write off of related debt discount and issuance costs. Income tax benefit includes $21 million of a non-cash income tax benefit related to gains recorded within other comprehensive income, a $14 million tax benefit related to a legislation change allowing the Company to carry back 100% of 2008 AMT net operating losses, resulting in the recovery of AMT amounts paid in prior years and a $3 million tax benefit related to the reversal of the deferred tax liability associated with the indefinite lived intangible assets that were impaired during 2009.

Item 8B.	Consolidated Financial Statements and Supplementary Data of US Airways, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
US Airways, Inc.:

We have audited the accompanying consolidated balance sheets of US Airways, Inc. and subsidiaries (US Airways) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholder’s equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of US Airways’ management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US Airways, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), US Airways’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2011 expressed an unqualified opinion on the effectiveness of US Airways’ internal control over financial reporting.

/s/  KPMG LLP

Phoenix, Arizona
February 22, 2011

US Airways, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(In millions)

Operating revenues:
Mainline passenger	$7,645	$6,752	$8,183
Express passenger	2,821	2,503	2,879
Cargo	149	100	144
Other	1,440	1,254	1,038

Total operating revenues	12,055	10,609	12,244
Operating expenses:
Aircraft fuel and related taxes	2,403	1,863	3,618
Loss on fuel hedging instruments, net	—	7	356
Salaries and related costs	2,244	2,165	2,231
Express expenses	2,840	2,628	3,139
Aircraft rent	670	695	724
Aircraft maintenance	661	700	783
Other rent and landing fees	549	560	562
Selling expenses	421	382	439
Special items, net	5	55	76
Depreciation and amortization	258	251	224
Goodwill impairment	—	—	622
Other	1,223	1,181	1,243

Total operating expenses	11,274	10,487	14,017

Operating income (loss)	781	122	(1,773)
Nonoperating income (expense):
Interest income	13	24	83
Interest expense, net	(233)	(241)	(218)
Other, net	39	(83)	(240)

Total nonoperating expense, net	(181)	(300)	(375)

Income (loss) before income taxes	600	(178)	(2,148)
Income tax provision (benefit)	1	(38)	—

Net income (loss)	$599	$(140)	$(2,148)

See accompanying notes to consolidated financial statements.

US Airways, Inc.
Consolidated Balance Sheets
December 31, 2010 and 2009

	2010	2009
	(In millions, except share
	and per share amounts)

ASSETS
Current assets
Cash and cash equivalents	$1,856	$1,209
Accounts receivable, net	309	282
Materials and supplies, net	184	188
Prepaid expenses and other	480	507

Total current assets	2,829	2,186
Property and equipment
Flight equipment	3,985	3,710
Ground property and equipment	812	856
Less accumulated depreciation and amortization	(1,238)	(1,098)

	3,559	3,468
Equipment purchase deposits	123	112

Total property and equipment	3,682	3,580
Other assets
Other intangibles, net of accumulated amortization of $130 million and $106 million, respectively	443	467
Restricted cash	364	480
Investments in marketable securities	57	203
Other assets	190	207

Total other assets	1,054	1,357

Total assets	$7,565	$7,123

LIABILITIES & STOCKHOLDER’S EQUITY
Current liabilities
Current maturities of debt and capital leases	$381	$418
Accounts payable	343	319
Payables to related parties, net	626	642
Air traffic liability	861	778
Accrued compensation and vacation	236	171
Accrued taxes	149	142
Other accrued expenses	766	815

Total current liabilities	3,362	3,285
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	2,596	2,667
Deferred gains and credits, net	293	317
Postretirement benefits other than pensions	140	129
Employee benefit liabilities and other	394	470

Total noncurrent liabilities and deferred credits	3,423	3,583
Commitments and contingencies (Note 8)
Stockholder’s equity
Common stock, $1 par value, 1,000 shares issued and outstanding	—	—
Additional paid-in capital	2,445	2,445
Accumulated other comprehensive income	20	94
Accumulated deficit	(1,685)	(2,284)

Total stockholder’s equity	780	255

Total liabilities and stockholder’s equity	$7,565	$7,123

See accompanying notes to consolidated financial statements.

US Airways, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(In millions)

Cash flows from operating activities:
Net income (loss)	$599	$(140)	$(2,148)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	258	251	224
Loss on dispositions of property and equipment	7	60	7
Gain on forgiveness of debt	—	—	(8)
Gain on sale of investments	(53)	—	(1)
Goodwill impairment	—	—	622
Auction rate security impairment	—	10	214
Asset impairment	6	18	13
Non-cash tax benefits	—	(24)	—
Change in fair value of fuel hedging instruments, net	—	(375)	496
Amortization of deferred credits and rent	(46)	(49)	(40)
Amortization of debt discount and issuance costs	17	23	15
Amortization of actuarial gains	(4)	(6)	(2)
Debt extinguishment costs	5	6	6
Other	(2)	(8)	—
Changes in operating assets and liabilities:
Decrease (increase) in restricted cash	—	186	(184)
Decrease (increase) in accounts receivable, net	(34)	9	68
Decrease (increase) in materials and supplies, net	(2)	(25)	35
Decrease (increase) in prepaid expenses and other	(41)	164	(270)
Decrease (increase) in other assets, net	17	(13)	3
Increase (decrease) in accounts payable	29	(79)	114
Increase (decrease) in payables to related parties, net	(16)	257	(31)
Increase (decrease) in air traffic liability	83	80	(134)
Increase (decrease) in accrued compensation and vacation	65	24	(67)
Increase (decrease) in accrued taxes	7	—	(16)
Increase (decrease) in other liabilities	(74)	(43)	59

Net cash provided by (used in) operating activities	821	326	(1,025)

Cash flows from investing activities:
Purchases of property and equipment	(187)	(677)	(1,041)
Purchases of marketable securities	(180)	—	(299)
Sales of marketable securities	325	52	505
Proceeds from sale of other investments	—	—	4
Decrease (increase) in long-term restricted cash	116	60	(74)
Proceeds from sale-leaseback transactions and dispositions of property and equipment	3	76	16

Net cash provided by (used in) investing activities	77	(489)	(889)

Cash flows from financing activities:
Repayments of debt and capital lease obligations	(679)	(391)	(318)
Proceeds from issuance of debt	437	747	1,386
Deferred financing costs	(9)	(10)	(17)
Decrease in payables to related parties, net	—	—	(51)

Net cash provided by (used in) financing activities	(251)	346	1,000

Net increase (decrease) in cash and cash equivalents	647	183	(914)
Cash and cash equivalents at beginning of year	1,209	1,026	1,940

Cash and cash equivalents at end of year	$1,856	$1,209	$1,026

See accompanying notes to consolidated financial statements.

US Airways, Inc.
Consolidated Statements of Stockholder’s Equity (Deficit)
For the Years Ended December 31, 2010, 2009 and 2008

		Additional	Accumulated Other	Retained
	Common	Paid-In	Comprehensive	Earnings
	Stock	Capital	Income (Loss)	(Deficit)	Total
			(In millions)

Balance at December 31, 2007	$—	$1,845	$(1)	$6	$1,850
Net loss	—	—	—	(2,148)	(2,148)
Recognition of previous unrealized loss on available-for-sale securities, net now deemed other-than-temporary	—	—	48	—	48
Effect of adopting the measurement date provisions of employers’ accounting for other postretirement benefit plans	—	—	—	(2)	(2)
Other postretirement benefits	—	—	31	—	31

Balance at December 31, 2008	—	1,845	78	(2,144)	(221)
Net loss	—	—	—	(140)	(140)
Forgiveness of intercompany payable to US Airways Group	—	600	—	—	600
Net unrealized gain on available-for-sale securities, net of tax	—	—	35	—	35
Other postretirement benefits	—	—	(19)	—	(19)

Balance at December 31, 2009	—	2,445	94	(2,284)	255
Net income	—	—	—	599	599
Recognition of net realized gains on sale of available-for-sale securities	—	—	(52)	—	(52)
Net unrealized loss on available-for-sale securities	—	—	(1)	—	(1)
Other postretirement benefits	—	—	(21)	—	(21)

Balance at December 31, 2010	$—	$2,445	$20	$(1,685)	$780

See accompanying notes to consolidated financial statements.

US Airways, Inc.
Notes to Consolidated Financial Statements

1.	Basis of Presentation and Summary of Significant Accounting Policies

(a)	Nature of Operations and Operating Environment

US Airways, Inc. (“US Airways”) is a Delaware corporation whose primary business activity is the operation of a major network air carrier. US Airways is a wholly owned subsidiary of US Airways Group, Inc. (“US Airways Group”), which owns all of US Airways’ outstanding common stock, par value $1 per share. The accompanying consolidated financial statements include the accounts of US Airways and its wholly owned subsidiary, FTCHP LLC.

US Airways operates the fifth largest airline in the United States as measured by domestic revenue passenger miles (“RPMs”) and available seat miles (“ASMs”). US Airways has hubs in Charlotte, Philadelphia and Phoenix and a focus city in Washington, D.C. at Ronald Reagan Washington National Airport (“Washington National”). US Airways offers scheduled passenger service on more than 3,200 flights daily to more than 200 communities in the United States, Canada, Mexico, Europe, the Middle East, the Caribbean, Central and South America. US Airways also has an established East Coast route network, including the US Airways Shuttle service. US Airways had approximately 52 million passengers boarding its mainline flights in 2010. During 2010, US Airways’ mainline operation provided regularly scheduled service or seasonal service at 132 airports, while the US Airways Express network served 155 airports in the United States, Canada and Mexico, including 75 airports also served by the mainline operation. US Airways Express air carriers had approximately 28 million passengers boarding their planes in 2010. As of December 31, 2010, US Airways operated 339 mainline jets and is supported by US Airways Group’s regional airline subsidiaries and affiliates operating as US Airways Express under capacity purchase agreements, which operated 231 regional jets and 50 turboprops. US Airways’ prorate carriers operated 10 turboprops and three regional jets at December 31, 2010.

As of December 31, 2010, US Airways employed approximately 30,900 active full-time equivalent employees. Approximately 85% of employees are covered by collective bargaining agreements with various labor unions. US Airways’ pilots and flight attendants are currently working under the terms of their respective US Airways or America West Airlines, Inc. (“AWA”) collective bargaining agreements, as modified by transition agreements reached in connection with the merger.

(b)	Basis of Presentation

The accompanying consolidated financial statements include the accounts of US Airways and its wholly owned subsidiary. US Airways Group has the ability to move funds freely between its operating subsidiaries to support operations. These transfers are recognized as intercompany transactions. In the accompanying consolidated statements of cash flows, these intercompany transactions are designated as payables to related parties, net and are classified as operating or financing activities depending upon the nature of the transaction. All significant intercompany accounts and transactions between US Airways and its wholly owned subsidiary have been eliminated.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The principal areas of judgment relate to passenger revenue recognition, impairment of long-lived and intangible assets, valuation of investments in marketable securities, the frequent traveler program and the deferred tax asset valuation allowance.

(c)	Cash and Cash Equivalents

Cash equivalents consist of cash in money market securities and certificates of deposit. All highly liquid investments purchased within three months of maturity are classified as cash equivalents. Cash equivalents are stated at cost, which approximates fair value due to the highly liquid nature and short-term maturities of the underlying securities.

(d)	Investments in Marketable Securities

Investments in marketable securities classified as noncurrent assets on US Airways’ balance sheet represent investments expected to be converted to cash after 12 months. US Airways’ investments in marketable securities consist of auction rate securities, which are classified as available for sale and recorded at fair value. See Note 5(b) for more information on US Airways’ investments in marketable securities.

(e)	Restricted Cash

Restricted cash primarily includes cash collateral to secure workers’ compensation claims and credit card processing holdback requirements for advance ticket sales for which US Airways has not yet provided air transportation. Restricted cash is stated at cost, which approximates fair value.

(f)	Materials and Supplies, Net

Inventories of materials and supplies are valued at the lower of cost or market value. Costs are determined using average costing methods. An allowance for obsolescence is provided for flight equipment expendable and repairable parts. These items are generally charged to expense when issued for use. During 2010, US Airways recorded a $6 million write down related to certain spare parts inventory to reflect lower of cost or market value. During 2008, US Airways recorded a $5 million write down related to its Boeing 737 spare parts inventory to reflect lower of cost or market value.

(g)	Property and Equipment

Property and equipment are recorded at cost. Interest expense related to the acquisition of certain property and equipment, including aircraft purchase deposits, is capitalized as an additional cost of the asset or as a leasehold improvement if the asset is leased. Interest capitalized for the years ended December 31, 2010, 2009 and 2008 was $4 million, $10 million and $6 million, respectively. Property and equipment is depreciated and amortized to residual values over the estimated useful lives or the lease term, whichever is less, using the straight-line method. Costs of major improvements that enhance the usefulness of the asset are capitalized and depreciated over the estimated useful life of the asset or the modifications, whichever is less.

The estimated useful lives of owned aircraft, jet engines, other flight equipment and rotable parts range from five to 30 years. Leasehold improvements relating to flight equipment and other property on operating leases are amortized over the life of the lease or the life of the asset or improvement, whichever is shorter, on a straight-line basis. The estimated useful lives for other owned property and equipment range from three to 12 years and range from 18 to 30 years for training equipment and buildings.

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

US Airways recorded no impairment charges in the years ended December 31, 2010 and 2009. US Airways recorded a $13 million impairment charge in 2008 related to the decline in the fair value of Boeing 737 rotable parts included in flight equipment on its consolidated balance sheet.

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

Other intangible assets

Other intangible assets consist primarily of trademarks, international route authorities, airport take-off and landing slots and airport gates. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The following table provides information relating to US Airways’ intangible assets subject to amortization as of December 31, 2010 and 2009 (in millions):

	2010	2009

Airport take-off and landing slots	$452	$452
Airport gate leasehold rights	52	52
Accumulated amortization	(130)	(106)

Total	$374	$398

The intangible assets subject to amortization generally are amortized over 25 years for airport take-off and landing slots and over the term of the lease for airport gate leasehold rights on a straight-line basis and are included in depreciation and amortization on the consolidated statements of operations. For the years ended December 31, 2010, 2009 and 2008, US Airways recorded amortization expense of $24 million, $25 million and $23 million, respectively, related to its intangible assets. US Airways expects to record annual amortization expense of $21 million in year 2011, $20 million in year 2012, $20 million in year 2013, $20 million in year 2014, $20 million in year 2015 and $273 million thereafter related to these intangible assets.

Indefinite lived assets are not amortized but instead are reviewed for impairment annually and more frequently if events or circumstances indicate that the asset may be impaired. As of December 31, 2010 and 2009, US Airways had $39 million of international route authorities and $30 million of trademarks on its balance sheets.

US Airways performed the annual impairment test on its international route authorities and trademarks during the fourth quarter of 2010. The fair values of international route authorities were assessed using the market approach. The market approach took into consideration relevant supply and demand factors at the related airport locations as well as available market sale and lease data. For trademarks, US Airways utilized a form of the income approach known as the relief-from-royalty method. As a result of the US Airways’ annual impairment test on international route authorities and trademarks, no impairment was indicated. In 2009, US Airways recorded $16 million in non-cash impairment charges related to the decline in fair value of certain international routes. US Airways will perform its next annual impairment test on October 1, 2011.

(j)	Other Assets

Other assets consist of the following as of December 31, 2010 and 2009 (in millions):

	2010	2009

Aircraft leasehold interest, net	$71	$77
Deferred rent	47	59
Deposits	38	36
Debt issuance costs, net	24	26
Long-term investments	10	9

Total other assets	$190	$207

Aircraft leasehold interest, net represents assets established for leasehold interests in aircraft subject to operating leases with rental rates deemed to be below-market rates in connection with the application of purchase accounting for US Airways in 2005. These leasehold interests are amortized on a straight-line basis as an increase to aircraft rent expense over the applicable remaining lease periods. US Airways expects to amortize $6 million per year in 2011 to 2015 and $41 million thereafter to aircraft rent expense related to these leasehold interests.

(k)	Frequent Traveler Program

The Dividend Miles frequent traveler program awards mileage credits to passengers who fly on US Airways and Star Alliance carriers and certain other partner airlines that participate in the program. Mileage credits can be redeemed for travel on US Airways or other participating partner airlines, in which case US Airways pays a fee. US Airways uses the incremental cost method to account for the portion of the frequent traveler program liability related to mileage credits earned by Dividend Miles members through purchased flights. US Airways has an obligation to provide future travel when these mileage credits are redeemed and therefore has recognized an expense and recorded a liability for mileage credits outstanding.

The liability for outstanding mileage credits earned by Dividend Miles members through the purchase of travel includes all mileage credits that are expected to be redeemed, including mileage credits earned by members whose mileage account balances have not yet reached the minimum mileage credit level required to redeem an award. Additionally, outstanding mileage credits are subject to expiration if unused. In calculating the liability, US Airways estimates how many mileage credits will never be redeemed for travel and excludes those mileage credits from the estimate of the liability. Estimates are also made for the number of miles that will be used per award redemption and the number of travel awards that will be redeemed on partner airlines. These estimates are based on historical program experience as well as consideration of enacted program changes, as applicable. Changes in the liability resulting from members earning additional mileage credits or changes in estimates are recorded in the statement of operations.

The liability for outstanding mileage credits is valued based on the estimated incremental cost of carrying one additional passenger. Incremental cost includes unit costs incurred for fuel, credit card fees, insurance, denied boarding compensation, food and beverages as well as fees incurred when travel awards are redeemed on partner airlines. In addition, US Airways also includes in the determination of incremental cost the amount of certain fees related to redemptions expected to be collected from Dividend Miles members. These redemption fees reduce incremental cost. No profit or overhead margin is included in the accrual of incremental cost.

As of December 31, 2010 and 2009, the incremental cost liability for outstanding mileage credits expected to be redeemed for future travel awards accrued on the balance sheets within other accrued expenses was $149 million and $130 million, respectively.

US Airways also sells frequent flyer program mileage credits to participating airline partners and non-airline business partners. Sales of mileage credits to business partners is comprised of two components, transportation and marketing. US Airways uses the residual method of accounting to determine the values of each component. The transportation component represents the fair value of future travel awards and is determined based on the equivalent value of purchased tickets that have similar restrictions as frequent traveler awards. The determination of the transportation component requires estimates and assumptions that require management judgment. Significant estimates and assumptions include:

•	the number of awards expected to be redeemed on US Airways;
•	the number of awards expected to be redeemed on partner airlines;
•	the class of service for which the award is expected to be redeemed; and
•	the geographic region of travel for which the award is expected to be redeemed.

These estimates and assumptions are based on historical program experience. The transportation component is deferred and amortized into passenger revenue on a straight-line basis over the period in which the mileage credits are expected to be redeemed for travel, which is currently estimated to be 33 months.

Under the residual method, the total mileage sale proceeds less the transportation component is the marketing component. The marketing component represents services provided by US Airways to its business partners and relates primarily to the use of US Airways’ logo and trademarks along with access to US Airways’ list of Dividend Miles members. The marketing services are provided periodically, but no less than monthly. Accordingly, the marketing component is considered earned and recognized in other revenues in the period of the mileage sale.

As of December 31, 2010 and 2009, US Airways had $178 million and $212 million, respectively, in deferred revenue from the sale of mileage credits included in other accrued expenses on the consolidated balance sheets. For the years ended December 31, 2010, 2009 and 2008, the marketing component of mileage sales recognized at the time of sale in other revenues was approximately $144 million, $112 million and $126 million, respectively.

US Airways is required to adopt and apply Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements,” to any new or materially modified business partner agreements entered into on or after January 1, 2011. See Note 1(t) for more information on recent accounting pronouncements.

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

Also included within deferred gains and credits, net are amounts deferred and amortized into future periods associated with the sale and leaseback of property and equipment, the adjustment of leases to fair value in connection with prior period fresh-start and purchase accounting and certain vendor incentives.

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

US Airways purchases capacity, or ASMs, generated by US Airways Group’s wholly owned regional air carriers and the capacity of Air Wisconsin Airlines Corporation (“Air Wisconsin”), Republic Airline Inc. (“Republic”), Mesa Airlines, Inc. (“Mesa”) and Chautauqua Airlines, Inc. (“Chautauqua”) in certain markets. US Airways Group’s wholly owned regional air carriers, Air Wisconsin, Republic, Mesa and Chautauqua operate regional jet aircraft in these markets as part of US Airways Express. US Airways classifies revenues generated from transportation on these carriers as Express passenger revenues. Liabilities related to tickets sold by US Airways for travel on these air carriers are also included in US Airways’ air traffic liability and are subsequently relieved in the same manner as described above.

US Airways collects various taxes and fees on its ticket sales. These taxes and fees are remitted to governmental authorities and are accounted for on a net basis.

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

Selling expenses include commissions, credit card fees, computerized reservations systems fees, advertising and promotional expenses. Advertising and promotional expenses are expensed when incurred. Advertising and promotional expenses for the years ended December 31, 2010, 2009 and 2008 were $10 million, $11 million and $10 million, respectively.

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

(r)	Foreign Currency Gains and Losses

Foreign currency gains and losses are recorded as part of other nonoperating expense, net in US Airways’ consolidated statements of operations. Foreign currency losses for the years ended December 31, 2010, 2009 and 2008 were $17 million, $3 million and $25 million, respectively.

(s)	Express Expenses

Expenses associated with affiliate regional airlines operating as US Airways Express are classified as Express expenses on the consolidated statements of operations. Express expenses consist of the following (in millions):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008

Aircraft fuel and related taxes	$770	$609	$1,137
Salaries and related costs	23	23	21
Capacity purchases	1,681	1,652	1,621
Other rent and landing fees	107	99	96
Selling expenses	173	154	163
Other expenses	86	91	101

Express expenses	$2,840	$2,628	$3,139

(t)	Recent Accounting Pronouncements

In December 2009, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2009-17, “Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU No. 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASU No. 2009-17 requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU No. 2009-17 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. US Airways adopted ASU No. 2009-17 as of January 1, 2010, and its application had no impact on US Airways’ consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements.” ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. A company may elect, but will not be required, to adopt the amendments in ASU No. 2009-13 retrospectively for all prior periods. US Airways’ multiple-deliverable revenue arrangements consist principally of sales of frequent flyer program mileage credits to business partners, which are comprised of two components, transportation and marketing. See Note 1(k) for more information on US Airways’ frequent traveler program. US Airways is required to adopt and apply ASU No. 2009-13 to any new or materially modified multiple-deliverable revenue arrangements entered into on or after January 1, 2011. It is not practical to estimate the impact of the new guidance on US Airways’ consolidated financial statements because US Airways will apply the guidance prospectively to agreements entered into or materially modified subsequent to January 1, 2011.

2.	Special Items, Net

Special items, net as shown on the consolidated statements of operations include the following charges (credits) (in millions):

	Year Ended December 31,
	2010	2009	2008

Aviation Security Infrastructure Fee (“ASIF”) refund (a)	$(16)	$—	$—
Other costs(b)	10	6	—
Asset impairment charges (c)	6	16	18
Aircraft costs (d)	5	22	14
Severance and other charges (e)	—	11	9
Merger-related transition expenses (f)	—	—	35

Total	$5	$55	$76

(a)	In 2010, US Airways recorded a $16 million refund of ASIF previously paid to the Transportation Security Administration (“TSA”) during the years 2005 to 2009.

(b)	In 2010, US Airways recorded other net special charges of $10 million, which included a settlement and corporate transaction costs. In 2009, US Airways incurred $6 million in costs related to the 2009 liquidity improvement program, which primarily consisted of professional and legal fees.

(c)	In 2010, US Airways recorded a $6 million non-cash charge related to the decline in market value of certain spare parts. In 2009, US Airways recorded $16 million in non-cash impairment charges due to the decline in fair value of certain indefinite lived intangible assets associated with international routes. In 2008, US Airways recorded $18 million in non-cash charges related to the decline in fair value of certain spare parts associated with its Boeing 737 aircraft fleet. See Notes 1(f), 1(g) and 1(i) for further discussion of each of these charges.

(d)	In 2010, 2009 and 2008, US Airways recorded $5 million, $22 million and $14 million, respectively, in aircraft costs as a result of previously announced capacity reductions.

(e)	In 2009 and 2008, US Airways recorded $11 million and $9 million, respectively, in severance and other charges.

(f)	In 2008, in connection with the effort to consolidate functions and integrate organizations, procedures and operations with AWA, US Airways incurred $35 million of merger-related transition expenses. These expenses included $12 million in uniform costs to transition employees to the new US Airways uniforms; $5 million in applicable employment tax expenses related to contractual benefits granted to certain current and former employees as a result of the merger; $6 million in compensation expenses for equity awards granted in connection with the merger to retain key employees through the integration period; $5 million of aircraft livery costs; $4 million in professional and technical fees related to the integration of airline operations systems and $3 million in other expenses.

3.	Debt

The following table details US Airways’ debt (in millions). Variable interest rates listed are the rates as of December 31, 2010.

	December 31,	December 31,
	2010	2009

Secured
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.66% to 10.29%, maturing from 2011 to 2021 (a)	$1,890	$2,201
Aircraft enhanced equipment trust certificates (“EETCs”), fixed interest rates ranging from 6.25% to 9.01%, maturing from 2015 to 2023 (b)	809	505
Other secured obligations, fixed interest rate of 8%, maturing from 2015 to 2021	85	84
Senior secured discount notes	—	32

	2,784	2,822
Unsecured
Airbus advance, repayments through 2018 (c)	222	247
Industrial development bonds, fixed interest rate of 6.3%, interest only payments until due in 2023 (d)	29	29
Other unsecured obligations, maturing from 2011 to 2012	23	81

	274	357

Total long-term debt and capital lease obligations	3,058	3,179
Less: Total unamortized discount on debt	(81)	(94)
Current maturities, less $4 million of unamortized discount on debt at December 31, 2009	(381)	(418)

Long-term debt and capital lease obligations, net of current maturities	$2,596	$2,667

(a)	The following are the significant equipment financing agreements entered into in 2010:

In 2010, US Airways borrowed $181 million to finance Airbus aircraft deliveries. These financings bear interest at a rate of LIBOR plus an applicable margin and contain default provisions and other covenants that are typical in the industry.

(b)	The equipment notes underlying these EETCs are the direct obligations of US Airways and cover the financing of 27 aircraft. See Note 8(c) for further discussion.

In December 2010, US Airways created two pass-through trusts which issued approximately $340 million aggregate face amount of Series 2010-1A and Series 2010-1B Enhanced Equipment Trust Certificates (the “2010 EETCs”) in connection with the refinancing of eight Airbus aircraft owned by US Airways. The 2010 EETCs represent fractional undivided interests in the respective pass-through trusts and are not obligations of US Airways. The net proceeds from the issuance of the 2010 EETCs were used to purchase equipment notes issued by US Airways in two series: Series A equipment notes in an aggregate principal amount of $263 million bearing interest at 6.25% per annum and Series B equipment notes in an aggregate principal amount of $77 million bearing interest at 8.5% per annum. Interest on the equipment notes is payable semiannually in April and October of each year, beginning in April 2011. Principal payments on the equipment notes are scheduled to begin in October 2011. The final payments on the Series A equipment notes and Series B equipment notes will be due in April 2023 and April 2017, respectively. US Airways’ payment obligations under the equipment notes are fully and unconditionally guaranteed by US Airways Group. Substantially all of the proceeds from the issuance of the equipment notes were used to repay the existing debt associated with eight Airbus aircraft, with the balance used for general corporate purposes. The equipment notes are secured by liens on aircraft.

(c)	On October 20, 2008, US Airways and Airbus entered into amendments to the A320 Family Aircraft Purchase Agreement, the A330 Aircraft Purchase Agreement, and the A350 XWB Purchase Agreement. In exchange for US Airways’ agreement to enter into these amendments, Airbus advanced US Airways $200 million in consideration of aircraft deliveries under the various related purchase agreements. Under the terms of each of the amendments, US Airways has agreed to maintain a level of unrestricted cash in the same amount required by US Airways Group’s Citicorp credit facility. This transaction was treated as a financing transaction for accounting purposes using an effective interest rate commensurate with US Airways’ credit rating. There are no stated interest payments.

(d)	The industrial development revenue bonds are due April 2023. Interest at 6.3% is payable semiannually on April 1 and October 1. The bonds are subject to optional redemption prior to the maturity date, in whole or in part, on any interest payment date at a redemption price of 100%.

Secured financings are collateralized by assets, primarily aircraft, engines, simulators, rotable aircraft parts, hangar and maintenance facilities and airport take-off and landing slots. At December 31, 2010, the maturities of long-term debt and capital leases are as follows (in millions):

2011	$381
2012	339
2013	301
2014	279
2015	279
Thereafter	1,479

$3,058

Certain of US Airways’ long-term debt agreements contain significant minimum cash balance requirements and other covenants with which US Airways was in compliance at December 31, 2010. Certain of US Airways’ long-term debt agreements contain cross-default provisions, which may be triggered by defaults by US Airways under other agreements relating to indebtedness.

4.	Income Taxes

US Airways accounts for income taxes using the asset and liability method. US Airways is part of the US Airways Group consolidated income tax return. US Airways Group allocates tax and tax items, such as net operating losses (“NOLs”) and net tax credits, between members of the group based on their proportion of taxable income and other items. Accordingly, US Airways’ tax expense is based on taxable income, taking into consideration allocated tax loss carryforwards/carrybacks and tax credit carryforwards.

As of December 31, 2010, US Airways had approximately $1.84 billion of gross NOLs to reduce future federal taxable income. All of US Airways’ NOLs are expected to be available to reduce federal taxable income in the calendar year 2011. The NOLs expire during the years 2024 through 2029. US Airways’ net deferred tax assets, which include $1.77 billion of the NOLs, are subject to a full valuation allowance. US Airways also had approximately $78 million of tax-effected state NOLs at December 31, 2010. At December 31, 2010, the federal and state valuation allowances were $388 million and $62 million, respectively.

For the year ended December 31, 2010, US Airways utilized NOLs to reduce its income tax obligation. Utilization of these NOLs results in a corresponding decrease in the valuation allowance. As this valuation allowance was established through the recognition of tax expense, the decrease in valuation allowance offsets the tax provision dollar for dollar. For the year ended December 31, 2010, US Airways recorded $1 million of state income tax expense related to certain states where NOLs were either limited or not available to be used.

For the year ended December 31, 2009, US Airways recorded a tax benefit of $38 million. Of this amount, $21 million was due to a non-cash income tax benefit related to gains recorded within other comprehensive income during 2009. Generally accepted accounting principles (“GAAP”) require all items be considered (including items recorded in other comprehensive income) in determining the amount of tax benefit that results from a loss from continuing operations that should be allocated to continuing operations. In accordance with GAAP, US Airways recorded a tax benefit on the loss from continuing operations, which was exactly offset by income tax expense on other comprehensive income as follows (in millions):

		Change in
	Net Loss Income	Other Comprehensive
	Statement	Income

Pre-allocation	$(161)	$37
Tax allocation	21	(21)

As presented	$(140)	$16

In addition, for the year ended December 31, 2009, US Airways recorded a $14 million benefit related to a legislation change allowing it to carry back 100% of 2008 Alternative Minimum Tax liability (“AMT”) net operating losses, resulting in the recovery of AMT amounts paid in prior years. US Airways also recognized a $3 million tax benefit related to the reversal of the deferred tax liability associated with the indefinite lived intangible assets that were impaired during 2009.

For the year ended December 31, 2008, US Airways reported a loss, which increased its NOLs, and it did not record a tax provision.

The components of the provision (benefit) for income taxes are as follows (in millions):

	Year Ended December 31,
	2010	2009	2008

Current provision:
Federal	$—	$—	$1
State	1	—	—

Total current	1	—	1
Deferred benefit:
Federal	—	(38)	—
State	—	—	(1)

Total deferred	—	(38)	(1)

Provision (benefit) for income taxes	$1	$(38)	$—

Income tax expense (benefit) differs from amounts computed at the federal statutory income tax rate as follows (in millions):

	Year Ended December 31,
	2010	2009	2008

Income tax expense (benefit) at the federal statutory income tax rate	$210	$(62)	$(752)
Book expenses not deductible for tax purposes	13	17	229
State income tax expense, net of federal income tax expense (benefit)	16	(4)	(38)
Change in valuation allowance	(238)	49	560
AMT provision (benefit)	—	(14)	1
Allocation to other comprehensive income	—	(21)	—
Long-lived intangibles	—	(3)	—
Other, net	—	—	—

Total	$1	$(38)	$—

Effective tax rate	0.11%	(21.5)%	—%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2010 and 2009 are as follows (in millions):

	2010	2009

Deferred tax assets:
Net operating loss carryforwards	$670	$748
Property, plant and equipment	35	28
Investments	(3)	63
Financing transactions	27	41
Employee benefits	311	335
Dividend Miles awards	120	126
AMT credit carryforward	25	25
Other deferred tax assets	69	24
Valuation allowance	(450)	(653)

Net deferred tax assets	804	737

Deferred tax liabilities:
Depreciation and amortization	603	541
Sale and leaseback transactions and deferred rent	127	137
Leasing transactions	59	45
Long-lived intangibles	25	25
Other deferred tax liabilities	4	4

Total deferred tax liabilities	818	752

Net deferred tax liabilities	14	15

Less: current deferred tax liabilities	—	—

Non-current deferred tax liabilities	$14	$15

The reason for significant differences between taxable and pre-tax book income primarily relates to depreciation on fixed assets, employee postretirement benefit costs, employee-related accruals and leasing transactions.

US Airways files tax returns in the U.S. federal jurisdiction, and in various states and foreign jurisdictions. All federal and state tax filings for US Airways for fiscal years through December 31, 2009 have been timely filed. US Airways’ federal income tax year 2006 was closed by operation of the statute of limitations expiring, and there were no extensions filed. There are currently no federal audits and three state audits in process. US Airways files tax returns in 44 states, and its major state tax jurisdictions are Arizona, California, Pennsylvania and North Carolina. Tax years up to 2005 for these state tax jurisdictions are closed by operation of the statute of limitations expiring. Extensions for two states have been filed.

US Airways believes that its income tax filing positions and deductions related to tax periods subject to examination will be sustained upon audit and does not anticipate any adjustments that will result in a material adverse effect on US Airways’ financial condition, results of operations, or cash flow. Therefore, no accruals for uncertain income tax positions have been recorded.

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

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008

Realized loss (gain)	$—	$382	$(140)
Unrealized loss (gain)	—	(375)	496

Loss on fuel hedging instruments, net	$—	$7	$356

The unrealized gains in 2009 were related to the reversal of prior period unrealized losses due to contracts settling in 2009.

(b)	Credit Risk

Cash, Cash Equivalents and Investments in Marketable Securities

US Airways invests available cash in money market securities, certificates of deposit and highly liquid debt instruments.

As of December 31, 2010, US Airways held auction rate securities with a fair value of $57 million ($84 million par value), which are classified as available-for-sale securities and noncurrent assets on US Airways’ consolidated balance sheets. Contractual maturities for these auction rate securities range from 23 to 42 years, with 78% of US Airways’ portfolio maturing within the next 30 years (2033 - 2036) and 22% maturing thereafter (2052). As a result of the liquidity issues experienced in the global credit and capital markets, all of US Airways’ auction rate securities have experienced failed auctions since August 2007. Refer to Note 6 for discussion on how US Airways determines the fair value of its investments in auction rate securities.

During 2010, US Airways sold certain investments in auction rate securities for proceeds of $145 million, resulting in $53 million of net realized gains recorded in nonoperating expense, net, of which $52 million represents the reclassification of prior period net unrealized gains from other comprehensive income as determined on a specific-identification basis. Proceeds for all of these sale transactions approximated the carrying value of US Airways’ investments. Additionally, US Airways recorded net unrealized losses of $1 million in other comprehensive income related to the decline in fair value of certain investments in auction rate securities, which offset previously recognized unrealized gains.

During 2009, US Airways sold certain investments in auction rate securities for proceeds of $32 million. Additionally, US Airways recorded net unrealized gains of $58 million in other comprehensive income related to the increase in fair value of certain investments in auction rate securities, as well as $10 million in other-than-temporary impairment charges recorded in other nonoperating expense, net related to the decline in fair value of certain investments in auction rate securities.

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

US Airways has exposure to market risk associated with changes in interest rates related primarily to its variable rate debt obligations. Interest rates on $1.62 billion principal amount of long-term debt as of December 31, 2010 are subject to adjustment to reflect changes in floating interest rates. The weighted average effective interest rate on US Airways’ variable rate debt was 4.28% at December 31, 2010.

The fair value of US Airways’ long-term debt was approximately $2.85 billion and $2.83 billion at December 31, 2010 and 2009, respectively. The fair values were estimated using quoted market prices where available. For long-term debt not actively traded, fair values were estimated using a discounted cash flow analysis, based on US Airways’ current incremental borrowing rates for similar types of borrowing arrangements.

6.	Fair Value Measurements

The accounting guidance for fair value measurements, included in FASB ASC Topic 320, Investments – Debt and Equity Securities, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. This accounting guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, this accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1.	Observable inputs such as quoted prices in active markets;
Level 2.	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets measured at fair value on a recurring basis are as follows (in millions):

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs	Valuation
	Fair Value	(Level 1)	(Level 2)	(Level 3)	Technique

At December 31, 2010
Investments in marketable securities (noncurrent)	$57	$—	$—	$57	(1)
At December 31, 2009
Investments in marketable securities (noncurrent)	$203	$—	$—	$203	(1)

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

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (in millions):

Investments in
Marketable
Securities
(Noncurrent)

Balance at December 31, 2008	$187
Net unrealized gains recorded to other comprehensive income	58
Impairment losses included in other nonoperating expense, net	(10)
Sales of marketable securities	(32)

Balance at December 31, 2009	203
Sales of marketable securities	(145)
Net unrealized losses recorded to other comprehensive income	(1)

Balance at December 31, 2010	$57

Assets measured at fair value on a nonrecurring basis are as follows (in millions):

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs	Total
	Fair Value	(Level 1)	(Level 2)	(Level 3)	Losses

At December 31, 2010
International route authorities	$39	$—	$—	$39	$—
At December 31, 2009
International route authorities	$39	$—	$—	$39	$(16)

US Airways performed the annual impairment test on its international route authorities during the fourth quarter of 2010. The fair values of international route authorities were assessed using the market approach. The market approach took into consideration relevant supply and demand factors at the related airport locations as well as available market sale and lease data. As a result of US Airways’ annual impairment test on international route authorities, no impairment was indicated. In 2009, US Airways recorded $16 million in non-cash impairment charges related to the decline in fair value of certain international routes.

7.	Employee Pension and Benefit Plans

Substantially all of US Airways’ employees meeting certain service and other requirements are eligible to participate in various pension, medical, dental, life insurance, disability and survivorship plans.

(a)	Other Postretirement Benefits Plan

The following table sets forth changes in the fair value of plan assets, benefit obligations and the funded status of the plans and the amounts recognized in US Airways’ consolidated balance sheets as of December 31, 2010 and 2009 (in millions).

	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009

Fair value of plan assets at beginning of period	$—	$—
Actual return on plan assets	—	—
Employer contributions	14	19
Plan participants’ contributions	16	17
Gross benefits paid	(30)	(36)

Fair value of plan assets at end of period	—	—

Benefit obligation at beginning of period	142	121
Service cost	3	2
Interest cost	8	9
Plan participants’ contributions	16	17
Actuarial loss	16	11
Gross benefits paid	(30)	(36)
Plan amendments	—	18

Benefit obligation at end of period	155	142

Funded status of the plan	(155)	(142)

Liability recognized in the consolidated balance sheet	$(155)	$(142)

Net actuarial gain recognized in accumulated other comprehensive income	$38	$59

The following table presents the weighted average assumptions used to determine benefit obligations:

	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009

Discount rate	4.93%	5.51%

US Airways assumed discount rates for measuring its other postretirement benefit obligations, based on a hypothetical portfolio of high quality corporate bonds denominated in U.S. currency (Aa rated, non-callable or callable with make-whole provisions), for which the timing and cash outflows approximate the estimated benefit payments of the other postretirement benefit plans.

As of December 31, 2010, the assumed health care cost trend rates are 9% in 2011 and 8.5% in 2012, decreasing to 5.0% in 2019 and thereafter. As of December 31, 2009, the assumed health care cost trend rates are 8% in 2010 and 7.5% in 2011, decreasing to 5.5% in 2015 and thereafter. The assumed health care cost trend rates could have a significant effect on amounts reported for retiree health care plans. A one-percentage point change in the health care cost trend rates would have the following effects on other postretirement benefits as of December 31, 2010 (in millions):

	1% Increase	1% Decrease

Effect on total service and interest costs	$1	$(1)
Effect on postretirement benefit obligation	14	(11)

Weighted average assumptions used to determine net periodic benefit cost were as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Discount rate	5.51%	5.98%	5.94%

Components of the net and total periodic cost for other postretirement benefits are as follows (in millions):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008

Service cost	$3	$2	$2
Interest cost	8	9	9
Amortization of actuarial gain (1)	(4)	(6)	(2)

Total periodic cost	$7	$5	$9

(1)	The estimated actuarial gain for other postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2011 is $3 million.

In 2011, US Airways expects to contribute $16 million to its other postretirement plans. The following benefits, which reflect expected future service, as appropriate, are expected to be paid from the other postretirement plans (in millions):

	Other
	Postretirement
	Benefits before
	Medicare Subsidy	Medicare Subsidy

2011	$16	$—
2012	13	—
2013	13	—
2014	12	—
2015	12	—
2016 to 2020	65	(2)

(b)	Defined Contribution Plans

US Airways sponsors several defined contribution plans which cover a majority of its employee groups. US Airways makes contributions to these plans based on the individual plan provisions, including an employer non-discretionary contribution and an employer match. These contributions are generally made based upon eligibility, eligible earnings and employee group. Expenses related to these plans were $98 million, $94 million and $92 million for the years ended December 31, 2010, 2009, and 2008, respectively.

(c)	Postemployment Benefits

US Airways provides certain postemployment benefits to its employees. These benefits include disability-related and workers’ compensation benefits for certain employees. US Airways accrues for the cost of such benefit expenses once an appropriate triggering event has occurred.

(d)	Profit Sharing Plans

Most non-executive employees of US Airways are eligible to participate in a profit sharing plan. Awards are paid as a lump sum after the end of each fiscal year. US Airways recorded $47 million for profit sharing in 2010, which is recorded in salaries and related costs on the consolidated statement of operations and included in accrued compensation and vacation on the consolidated balance sheet. In 2009 and 2008, no amounts were recorded for profit sharing.

8.	Commitments and Contingencies

(a)	Commitments to Purchase Flight Equipment and Maintenance Services

Aircraft and Engine Purchase Commitments

US Airways has definitive purchase agreements with Airbus for the acquisition of 134 aircraft, including 97 single-aisle A320 family aircraft and 37 widebody aircraft (comprised of 22 A350 XWB aircraft and 15 A330-200 aircraft). Since 2008, when deliveries commenced under the purchase agreements, we have taken delivery of 34 aircraft through December 31, 2010, which includes four A320 aircraft, 23 A321 aircraft and seven A330-200 aircraft. During 2010, US Airways took delivery of two A320 aircraft and two A330-200 aircraft, which were financed through new loan agreements. US Airways plans to take delivery of 12 A320 family aircraft in each of 2011 and 2012, with the remaining 46 A320 family aircraft scheduled to be delivered between 2013 and 2015. In addition, US Airways plans to take delivery of the eight remaining A330-200 aircraft in 2013 and 2014. Deliveries of the 22 A350 XWB aircraft are scheduled to begin in 2017 and extend through 2019.

US Airways has agreements for the purchase of eight new IAE V2500-A5 spare engines scheduled for delivery through 2014 for use on the A320 family fleet, three new Trent 700 spare engines scheduled for delivery through 2013 for use on the A330-200 fleet and three new Trent XWB spare engines scheduled for delivery in 2017 through 2019 for use on the A350 XWB aircraft. US Airways has taken delivery of two of the Trent 700 spare engines and one of the V2500-A5 spare engines through December 31, 2010.

Under all of US Airways’ aircraft and engine purchase agreements, US Airways’ total future commitments as of December 31, 2010 are expected to be approximately $5.9 billion through 2019 as follows: $570 million in 2011, $618 million in 2012, $1.15 billion in 2013, $935 million in 2014, $445 million in 2015 and $2.18 billion thereafter, which includes predelivery deposits and payments. US Airways has financing commitments for all Airbus aircraft scheduled for delivery in 2011 and 2012.

(b)	Leases

US Airways leases certain aircraft, engines and ground equipment, in addition to the majority of its ground facilities and terminal space. As of December 31, 2010, US Airways had 290 aircraft under operating leases, with remaining terms ranging from four months to approximately 13 years. Airports are utilized for flight operations under lease arrangements with the municipalities or agencies owning or controlling such airports. Substantially all leases provide that the lessee must pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. Some leases also include renewal and purchase options.

As of December 31, 2010, obligations under noncancellable operating leases for future minimum lease payments were as follows (in millions):

2011	$977
2012	902
2013	743
2014	663
2015	571
Thereafter	2,550

Total minimum lease payments	6,406
Less sublease rental receipts	(470)

Total minimum lease payments	$5,936

For the years ended December 31, 2010, 2009 and 2008, rental expense under operating leases was $1.25 billion, $1.28 billion and $1.32 billion, respectively.

US Airways leases certain flight equipment to related parties (see Note 11(b)) under noncancellable operating leases expiring in various years through year 2022. The future minimum rental receipts associated with these leases are $78 million in each year 2011 through 2014, $74 million in 2015 and $312 million thereafter. The following amounts relate to owned aircraft leased under such agreements as reflected in flight equipment as of December 31, 2010 and 2009 (in millions):

	2010	2009

Flight equipment	$286	$286
Less accumulated amortization	(53)	(43)

	$233	$243

(c)	Off-balance Sheet Arrangements

US Airways has 27 owned aircraft, 114 leased aircraft and three leased engines, which were financed with pass through trust certificates, or EETCs, issued by pass through trusts. These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of flight equipment. Rather than finance each aircraft separately when such aircraft is purchased, delivered or refinanced, these trusts allowed US Airways to raise the financing for several aircraft at one time and place such funds in escrow pending the purchase, delivery or refinancing of the relevant aircraft. The trusts were also structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to US Airways.

Each trust covered a set amount of aircraft scheduled to be delivered or refinanced within a specific period of time. At the time of each covered aircraft financing, the relevant trust used the funds in escrow to purchase equipment notes relating to the financed aircraft. The equipment notes were issued, at US Airways’ election in connection with a mortgage financing of the aircraft or by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leased the aircraft to US Airways. In both cases, the equipment notes are secured by a security interest in the aircraft. The pass through trust certificates are not direct obligations of, nor are they guaranteed by, US Airways Group or US Airways. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of US Airways. As of December 31, 2010, $809 million associated with these mortgage financings is reflected as debt in the accompanying consolidated balance sheet.

With respect to leveraged leases, US Airways evaluated whether the leases had characteristics of a variable interest entity. US Airways concluded the leasing entities met the criteria for variable interest entities. US Airways generally is not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates US Airways to absorb decreases in value or entitles US Airways to participate in increases in the value of the aircraft. US Airways does not provide residual value guarantees to the bondholders or equity participants in the trusts. Each lease does have a fixed price purchase option that allows US Airways to purchase the aircraft near the end of the lease term. However, the option price approximates an estimate of the aircraft’s fair value at the option date. Under this feature, US Airways does not participate in any increases in the value of the aircraft. US Airways concluded it was not the primary beneficiary under these arrangements. Therefore, US Airways accounts for its EETC leveraged lease financings as operating leases. US Airways’ total future obligations under these leveraged lease financings are $2.96 billion as of December 31, 2010, which are included in the future minimum lease payments table in (b) above.

(d)	Regional Jet Capacity Purchase Agreements

US Airways has entered into capacity purchase agreements with certain regional jet operators. The capacity purchase agreements provide that all revenues, including passenger, mail and freight revenues, go to US Airways. In return, US Airways agrees to pay predetermined fees to these airlines for operating an agreed-upon number of aircraft, without regard to the number of passengers on board. In addition, these agreements provide that certain variable costs, such as airport landing fees and passenger liability insurance, will be reimbursed 100% by US Airways. US Airways controls marketing, scheduling, ticketing, pricing and seat inventories. The regional jet capacity purchase agreements have expirations from 2014 to 2020. The future minimum noncancellable commitments under the regional jet capacity purchase agreements are $1 billion in 2011, $1.01 billion in 2012, $1.01 billion in 2013, $1.02 billion in 2014, $898 million in 2015 and $1.38 billion thereafter.

In January 2010, Mesa Air Group, Inc. and certain of its subsidiaries, including Mesa Airlines, Inc., filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. At December 31, 2010, Mesa operated 51 aircraft for US Airways’ Express passenger operations, representing over $500 million in annual passenger revenues in 2010. In November 2010, US Airways signed an agreement for an extension of 39 months on average from the current scheduled expiration of June 30, 2012, for the operation of 38 CRJ900 aircraft by Mesa under the companies’ codeshare and revenue sharing agreement, which agreement was approved by the U.S. Bankruptcy

Court. The remaining 13 aircraft were not extended. On January 20, 2011, the U.S. Bankruptcy Court approved the bankruptcy plan of Mesa Air Group, Inc., who is expected to emerge from bankruptcy on or about February 28, 2011.

(e)	Legal Proceedings

On September 12, 2004, US Airways Group and its domestic subsidiaries (collectively, the “Reorganized Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (Case Nos. 04-13819-SSM through 03-13823-SSM) (the “2004 Bankruptcy”). On September 16, 2005, the Bankruptcy Court issued an order confirming the plan of reorganization submitted by the Reorganized Debtors and on September 27, 2005, the Reorganized Debtors emerged from the 2004 Bankruptcy. The Bankruptcy Court’s order confirming the plan included a provision called the plan injunction, which forever bars other parties from pursuing most claims against the Reorganized Debtors that arose prior to September 27, 2005 in any forum other than the Bankruptcy Court. Substantially all of the claims in the 2004 Bankruptcy have been settled and the allowed claims have been paid out in common stock of the post-bankruptcy US Airways Group at a small fraction of the actual claim amount. However, the effects of these common stock distributions were already reflected in US Airways’ consolidated financial statements upon emergence from bankruptcy and will not have any further impact on its financial position or results of operations. US Airways presently expects the bankruptcy case to be closed during 2011.

US Airways is party to an arbitration proceeding relating to a grievance brought by their pilots union to the effect that, effective January 1, 2010, this work group was entitled to a significant increase in wages by operation of the applicable collective bargaining agreement. A hearing was conducted and the parties are awaiting the ruling of the arbitrator. An adverse ruling by the arbitrator could require a material increase in the wages of US Airways’ pilots and a material back payment to make the wage increase retroactive to January 1, 2010. US Airways believes that the union’s position is without merit and that the possibility of an adverse outcome is remote.

US Airways is a defendant in various pending lawsuits and proceedings, and from time to time is subject to other claims arising in the normal course of its business, many of which are covered in whole or in part by insurance. The outcome of those matters cannot be predicted with certainty at this time, but US Airways, having consulted with outside counsel, believes that the ultimate disposition of these contingencies will not materially affect its consolidated financial position or results of operations.

(f)	Guarantees and Indemnifications

US Airways guarantees the payment of principal and interest on certain special facility revenue bonds issued by municipalities to build or improve certain airport and maintenance facilities which are leased to US Airways. Under such leases, US Airways is required to make rental payments through 2023, sufficient to pay maturing principal and interest payments on the related bonds. As of December 31, 2010, the remaining lease payments guaranteeing the principal and interest on these bonds are $121 million, of which $30 million of these obligations is accounted for as a capital lease and reflected as debt in the accompanying consolidated balance sheet.

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

US Airways is a guarantor of US Airways Group’s Citicorp credit facility, 7% senior convertible notes and $30 million loan to finance airport construction activities in Philadelphia.

9.	Other Comprehensive Income (Loss)

US Airways’ other comprehensive income (loss) consisted of the following (in millions):

	Year Ended December 31,
	2010	2009	2008

Net income (loss)	$599	$(140)	$(2,148)
Recognition of net realized gains on sale of available-for-sale securities	(52)	—	—
Net unrealized gains (losses) on available-for-sale securities, net of tax expense of $21 million in 2009	(1)	35	—
Recognition of previous unrealized losses now deemed other-than-temporary	—	—	48
Other postretirement benefits	(21)	(19)	31

Total comprehensive income (loss)	$525	$(124)	$(2,069)

The components of accumulated other comprehensive income were as follows (in millions):

	December 31,	December 31,
	2010	2009

Other postretirement benefits	$38	$59
Available-for-sale securities	(18)	35

Accumulated other comprehensive income	$20	$94

10.	Supplemental Cash Flow Information

Supplemental disclosure of cash flow information and non-cash investing and financing activities are as follows (in millions):

	Year Ended December 31,
	2010	2009	2008

Non-cash transactions:
Note payables issued for aircraft purchases	$118	$333	$—
Interest payable converted to debt	40	40	7
Net unrealized loss (gain) on available-for-sale securities	1	(58)	—
Prepayment applied to equipment purchase deposits	(38)	—	—
Deposit applied to principal repayment on debt	(31)	—	—
Forgiveness of intercompany payable to US Airways Group	—	600	—
Debt extinguished from sale of aircraft	—	(251)	—
Maintenance payable converted to debt	—	8	33
Cash transactions:
Interest paid, net of amounts capitalized	164	145	124
Income taxes paid	1	—	—

11.	Related Party Transactions

The following represents net payable balances to related parties (in millions):

	December 31,
	2010	2009

US Airways Group	$571	$607
US Airways Group’s wholly owned subsidiaries	55	35

	$626	$642

(a)	Parent Company

US Airways Group has the ability to move funds freely between its operating subsidiaries to support operations. These transfers are recognized as intercompany transactions. In September 2009, US Airways Group contributed $600 million in net intercompany receivables due from US Airways to the capital of US Airways.

US Airways recorded interest expense for the years ended December 31, 2010, 2009 and 2008 of $9 million, $27 million and $61 million, respectively, related to its intercompany payable balance to US Airways Group. Interest is calculated at market rates, which are reset quarterly.

(b)	Subsidiaries of US Airways Group

The net payable to US Airways Group’s wholly owned subsidiaries consists of amounts due under regional capacity agreements with the other airline subsidiaries and fuel purchase arrangements with a non-airline subsidiary.

US Airways purchases all of the capacity generated by US Airways Group’s wholly owned regional airline subsidiaries at a rate per ASM that is periodically determined by US Airways and, concurrently, recognizes revenues that result primarily from passengers being carried by these affiliated companies. The rate per ASM that US Airways pays is based on estimates of the costs incurred to supply the capacity. US Airways recognized Express capacity purchase expense for the years ended December 31, 2010, 2009 and 2008 of $460 million, $451 million and $417 million, respectively, related to this program.

US Airways provides various services to these regional airlines, including passenger handling, maintenance and catering. US Airways recognized other operating revenues for the years ended December 31, 2010, 2009 and 2008 of $89 million, $87 million and $89 million, respectively, related to these services. These regional airlines also perform passenger and ground handling services for US Airways at certain airports, for which US Airways recognized other operating expenses for the years ended December 31, 2010, 2009 and 2008 of $158 million, $142 million and $154 million, respectively. US Airways also leases or subleases certain aircraft to these regional airline subsidiaries. US Airways recognized other operating revenues of $78 million related to these arrangements for each of the years ended December 31, 2010, 2009 and 2008, respectively.

US Airways purchases a portion of its aviation fuel from US Airways Group’s wholly owned subsidiary, MSC, which acts as a fuel wholesaler to US Airways in certain circumstances. For the years ended December 31, 2010, 2009 and 2008, MSC sold fuel totaling $879 million, $677 million and $1.33 billion, respectively, used by US Airways’ mainline and Express flights.

12.	Operating Segments and Related Disclosures

US Airways is managed as a single business unit that provides air transportation for passengers and cargo. This allows it to benefit from an integrated revenue pricing and route network that includes US Airways, US Airways Group’s wholly owned regional air carriers and third-party carriers that fly under capacity purchase or prorate agreements as part of US Airways’ Express operations. The flight equipment of all these carriers is combined to form one fleet that is deployed through a single route scheduling system. When making resource allocation decisions, the chief operating decision maker evaluates flight profitability data, which considers aircraft type and route economics, but gives no weight to the financial impact of the resource allocation decision on an individual carrier basis. The objective in making resource allocation decisions is to maximize consolidated financial results, not the individual results of US Airways and US Airways Express.

Information concerning operating revenues in principal geographic areas is as follows (in millions):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008

United States	$9,305	$8,405	$9,760
Foreign	2,750	2,204	2,484

Total	$12,055	$10,609	$12,244

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

The 2008 Plan authorizes the grant of awards for the issuance of up to a maximum of 6,700,000 shares of US Airways Group’s common stock. Awards may be in the form of performance grants, bonus awards, performance shares, restricted stock awards, vested shares, restricted stock units, vested units, incentive stock options, nonstatutory stock options and stock appreciation rights. The number of shares of US Airways Group’s common stock available for issuance under the 2008 Plan is reduced by (i) one share for each share of stock issued pursuant to a stock option or a stock appreciation right, and (ii) one and one-half (1.5) shares for each share of stock issued pursuant to all other stock awards. Cash settled awards do not reduce the number of shares available for issuance under the 2008 Plan. Stock awards that are terminated, forfeited or repurchased result in an increase in the share reserve of the 2008 Plan corresponding to the reduction originally made in respect of the award. Any shares of US Airways Group’s stock tendered or exchanged by a participant as full or partial payment to US Airways Group of the exercise price under an option and any shares retained or withheld by US Airways Group in satisfaction of an employee’s obligations to pay applicable withholding taxes with respect to any award will not be available for reissuance, subjected to new awards or otherwise used to increase the share reserve under the 2008 Plan. The cash proceeds from option exercises will not be used to repurchase shares on the open market for reuse under the 2008 Plan.

US Airways’ net income (loss) for the years ended December 31, 2010, 2009 and 2008 included $31 million, $23 million and $34 million, respectively, of stock-based compensation costs. During 2010, stock-based compensation costs consisted of $13 million related to stock settled awards and $18 million related to cash settled awards. During 2009, stock-based compensation costs consisted of $20 million related to stock settled awards and $3 million related to cash settled awards. There was no expense related to cash settled awards in 2008.

Restricted Stock Unit Awards – As of December 31, 2010, US Airways Group has outstanding restricted stock unit awards (“RSUs”) with service conditions, which are classified as equity awards. The grant-date fair value of RSUs is equal to the market price of the underlying shares of US Airways Group’s common stock on the date of grant and is expensed on a straight-line basis over the vesting period for the entire award. The vesting period for RSU awards is three years.

RSU award activity for the years ending December 31, 2010, 2009 and 2008 is as follows (shares in thousands):

		Weighted
	Number of	Average Grant-
	Shares	Date Fair Value

2005 Equity Incentive Plan
Nonvested balances at December 31, 2007	592	$32.91
Granted	535	9.02
Vested and released	(390)	29.07
Forfeited	(32)	23.15

Nonvested balance at December 31, 2008	705	$17.36
Granted	—	—
Vested and released	(323)	22.16
Forfeited	(29)	15.76

Nonvested balance at December 31, 2009	353	$13.10
Granted	—	—
Vested and released	(212)	18.71
Forfeited	(1)	11.37

Nonvested balance at December 31, 2010	140	$9.21

2008 Equity Incentive Plan
Nonvested balance at December 31, 2007	—	$—
Granted	19	7.52
Vested and released	—	—
Forfeited	—	—

Nonvested balance at December 31, 2008	19	$7.52
Granted	280	3.44
Vested and released	(189)	2.84
Forfeited	—	—

Nonvested balance at December 31, 2009	110	$5.19
Granted	84	9.14
Vested and released	(91)	7.52
Forfeited	—	—

Nonvested balance at December 31, 2010	103	$6.36

As of December 31, 2010, there were $1 million of total unrecognized compensation costs related to RSUs. These costs are expected to be recognized over a weighted average period of 0.6 years. The total fair value of RSUs vested during 2010, 2009 and 2008 was $2 million, $2 million and $3 million, respectively.

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

Stock option and SARs activity for the years ending December 31, 2010, 2009 and 2008 is as follows (stock options and SARs in thousands):

			Weighted
			Average
	Stock	Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	and SARs	Exercise Price	(years)	Intrinsic Value
				(In millions)

1994 Incentive Equity Plan
Balance at December 31, 2007	645	$46.30
Granted	—	—
Exercised	(2)	9.21
Forfeited	—	—
Expired	(244)	55.35

Balance at December 31, 2008	399	$40.96
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(200)	45.34

Balance at December 31, 2009	199	$36.57
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(176)	39.34

Balance at December 31, 2010	23	$15.60	0.7	$—
Vested or expected to vest at December 31, 2010	23	$15.60	0.7	$—
Exercisable at December 31, 2010	23	$15.60	0.7	$—
2002 Incentive Equity Plan
Balance at December 31, 2007	762	$18.52
Granted	—	—
Exercised	(2)	6.42
Forfeited	—	—
Expired	(23)	25.08

Balance at December 31, 2008	737	$18.34
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(17)	19.39

Balance at December 31, 2009	720	$18.32
Granted	—	—
Exercised	(18)	5.57
Forfeited	—	—
Expired	(1)	25.60

Balance at December 31, 2010	701	$18.64	2.9	$0.1
Vested or expected to vest at December 31, 2010	701	$18.64	2.9	$0.1
Exercisable at December 31, 2010	701	$18.64	2.9	$0.1

			Weighted
			Average
	Stock	Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	and SARs	Exercise Price	(years)	Intrinsic Value
				(In millions)

2005 Equity Incentive Plan
Balance at December 31, 2007	3,370	$34.96
Granted	1,959	9.11
Exercised	(5)	8.84
Forfeited	(200)	30.18
Expired	(218)	32.76

Balance at December 31, 2008	4,906	$24.93
Granted	—	—
Exercised	—	—
Forfeited	(119)	20.43
Expired	(266)	30.82

Balance at December 31, 2009	4,521	$24.67
Granted	—	—
Exercised	(242)	8.61
Forfeited	(9)	13.20
Expired	(201)	34.36

Balance at December 31, 2010	4,069	$24.98	5.9	$1.7
Vested or expected to vest at December 31, 2010	4,068	$24.98	5.9	$1.7
Exercisable at December 31, 2010	3,538	$27.37	5.7	$1.0
2008 Equity Incentive Plan
Balance at December 31, 2007	—	$—
Granted	2,389	6.64
Exercised	—	—
Forfeited	(56)	6.70
Expired	—	—

Balance at December 31, 2008	2,333	$6.64
Granted	3,286	3.23
Exercised	—	—
Forfeited	(193)	6.67
Expired	(8)	6.70

Balance at December 31, 2009	5,418	$4.57
Granted	562	7.77
Exercised	(742)	4.79
Forfeited	(42)	5.82
Expired	(32)	6.69

Balance at December 31, 2010	5,164	$4.88	5.2	$26.5
Vested or expected to vest at December 31, 2010	5,112	$4.87	5.2	$26.3
Exercisable at December 31, 2010	1,744	$5.32	4.8	$8.2

CSARs activity for the years ending December 31, 2010 and 2009 is as follows (CSARs in thousands):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual Term	Aggregate
	CSARs	Exercise Price	(years)	Intrinsic Value
				(In millions)

2008 Equity Incentive Plan
Balance at December 31, 2008	—	$—
Granted	4,645	3.10
Exercised	—	—
Forfeited	(232)	3.10
Expired	—	—

Balance at December 31, 2009	4,413	$3.10
Granted	1,865	7.42
Exercised	(1,028)	3.10
Forfeited	(196)	4.15
Expired	—	—

Balance at December 31, 2010	5,054	$4.65	5.6	$27.1
Vested or expected to vest at December 31, 2010	4,959	$4.63	5.6	$26.7
Exercisable at December 31, 2010	438	$3.11	5.3	$3.0

The fair value of stock options and stock appreciation rights is determined at the grant date using a Black-Scholes option pricing model, which requires several assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the award at the time of grant. The dividend yield is assumed to be zero as US Airways Group does not pay dividends and has no current plans to do so in the future. The volatility is based on the historical volatility of US Airways Group’s common stock over a time period equal to the expected term of the award. The expected life of the award is based on the historical experience of US Airways. Stock options and stock appreciation rights are expensed on a straight-line basis over the vesting period for the entire award.

The per share weighted-average grant-date fair value of stock appreciation rights granted and the weighted-average assumptions used for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008

Weighted average fair value	$4.93	$1.84	$3.28
Risk free interest rate	2.4%	1.3%	2.5%
Expected dividend yield	—	—	—
Expected life	5.0 years	3.0 years	3.0 years
Volatility	81%	92%	62%

As of December 31, 2010, there were $7 million of total unrecognized compensation costs related to stock options and SARs. These costs are expected to be recognized over a weighted average period of 0.8 years. The total intrinsic value of stock options and SARs exercised during the years ended December 31, 2010 and 2008 was $5 million and $0.1 million, respectively. Cash received from stock option exercises during each of the years ended December 31, 2010 and 2008 was $0.1 million. There were no stock options or SARs exercised during 2009.

As of December 31, 2010, the average fair market value of outstanding CSARs was $7.99 per share and the related liability was $15 million. These CSARs will continue to be remeasured at fair value at each reporting date until all awards are settled. As of December 31, 2010, the total unrecognized compensation expense for CSARs was $24 million and is expected to be recognized over a weighted average period of one year. Total cash paid for CSARs exercised during the year ended December 31, 2010 was $6 million. There were no CSARs exercised during 2009 and 2008.

Agreements with the Pilot Union – US Airways Group and US Airways have a letter of agreement with US Airways’ pilot union through April 18, 2008, that provides that US Airways’ pilots designated by the union receive stock options to purchase 1.1 million shares of US Airways Group’s common stock. The first tranche of 0.5 million stock options was granted on January 31, 2006 with an exercise price of $33.65. The second tranche of 0.3 million stock options was granted on January 31, 2007 with an exercise price of $56.90. The third and final tranche of 0.3 million stock options was granted on January 31, 2008 with an exercise price of $12.50. The stock options granted to pilots do not reduce the shares available for grant under any equity incentive plan. Any of these pilot stock options that are forfeited or that expire without being exercised will not become available for grant under any of US Airways’ plans.

The per share fair value of the pilot stock options and assumptions used for the January 31, 2008 grant was as follows:

January 31,
2008

Per share fair value	$3.02
Risk free interest rate	2.2%
Expected dividend yield	—
Expected life	2.0 years
Volatility	55%

As of December 31, 2010, there were no unrecognized compensation costs related to stock options granted to pilots as the stock options were fully vested on the grant date. As of December 31, 2010, there were 0.8 million pilot stock options outstanding at a weighted average exercise price of $34.48 and a weighted average remaining contractual term of 1.27 years. No pilot stock options were exercised in 2010, 2009 or 2008.

14.	Valuation and Qualifying Accounts (in millions)

	Balance at			Balance
	Beginning			at End
Description	of Period	Additions	Deductions	of Period

Allowance for doubtful receivables:
Year ended December 31, 2010	$8	$4	$3	$9

Year ended December 31, 2009	$6	$7	$5	$8

Year ended December 31, 2008	$4	$10	$8	$6

Allowance for inventory obsolescence:
Year ended December 31, 2010	$58	$18	$2	$74

Year ended December 31, 2009	$48	$12	$2	$58

Year ended December 31, 2008	$38	$18	$8	$48

Valuation allowance on deferred tax asset, net:
Year ended December 31, 2010	$653	$—	$203	$450

Year ended December 31, 2009	$643	$29	$19	$653

Year ended December 31, 2008	$83	$560	$—	$643

15.	Slot Transaction

In August 2009, US Airways Group and US Airways entered into a mutual asset purchase and sale agreement with Delta Airlines, Inc. (“Delta”). Pursuant to the agreement, US Airways would transfer to Delta certain assets related to flight operations at LaGuardia Airport in New York (“LaGuardia”), including 125 pairs of slots currently used to provide US Airways Express service at LaGuardia. Delta would transfer to US Airways certain assets related to flight operations at Washington National, including 42 pairs of slots, and the authority to serve Sao Paulo, Brazil and Tokyo, Japan. The closing of the transactions under the agreement is subject to certain closing conditions, including approvals from a number of government agencies. In a final decision dated May 4, 2010, the Federal Aviation Administration (“FAA”) rejected an alternative transaction proposed by Delta and US Airways. On July 2, 2010, US Airways and Delta jointly filed with the United States Circuit Court of Appeals for the District of Columbia Circuit a notice of appeal of the regulatory action taken by the FAA with respect to this transaction. US Airways is presently in discussions with Delta and the relevant government agencies regarding a possible resolution that would allow a slot transaction with Delta to proceed. However, US Airways cannot predict the outcome of these discussions or the related judicial proceeding, or whether a slot transaction with Delta will be completed.

16.	Selected Quarterly Financial Information (unaudited)

Summarized quarterly financial information for 2010 and 2009 is as follows (in millions):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2010
Operating revenues	$2,685	$3,209	$3,217	$2,944
Operating expenses	2,695	2,847	2,906	2,826
Operating income (loss)	(10)	362	311	118
Nonoperating expenses, net	(13)	(67)	(47)	(54)
Income tax provision	—	—	1	—
Net income (loss)	(23)	295	263	64
2009
Operating revenues	$2,491	$2,696	$2,758	$2,664
Operating expenses	2,517	2,575	2,757	2,638
Operating income (loss)	(26)	121	1	26
Nonoperating expenses, net	(69)	(52)	(69)	(110)
Income tax benefit	—	—	—	(38)
Net income (loss)	(95)	69	(68)	(46)

US Airways’ 2010 and 2009 fourth quarter results were impacted by recognition of the following items:

Fourth quarter 2010 operating expenses included a $6 million non-cash charge related to the decline in market value of certain spare parts. Nonoperating expenses, net included an $11 million settlement gain, offset by $5 million in non-cash charges related to the write off of debt issuance costs.

Fourth quarter 2009 operating expenses included $33 million of net special charges consisting of $16 million in non-cash impairment charges due to the decline in fair value of certain indefinite lived intangible assets associated with international routes, $5 million in aircraft costs as a result of capacity reductions, $6 million in severance charges and $6 million in costs related to the 2009 liquidity improvement program. Nonoperating expenses, net included $49 million in non-cash charges associated with the sale of 10 Embraer 190 aircraft and write off of related debt discount and issuance costs. Income tax benefit includes $21 million of a non-cash income tax benefit related to gains recorded within other comprehensive income, a $14 million tax benefit related to a legislation change allowing US Airways to carry back 100% of 2008 AMT net operating losses, resulting in the recovery of AMT amounts paid in prior years and a $3 million tax benefit related to the reversal of the deferred tax liability associated with the indefinite lived intangible assets that were impaired during 2009.

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

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of US Airways Group’s and US Airways’ management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the rules promulgated under the Exchange Act) as of December 31, 2010. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Changes in Internal Control over Financial Reporting

There has been no change to US Airways Group’s or US Airways’ internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, US Airways Group’s or US Airways’ internal control over financial reporting.

Limitation on the Effectiveness of Controls

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO believe that our disclosure controls and procedures were effective at the “reasonable assurance” level as of December 31, 2010.

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

Management assessed the effectiveness of US Airways Group’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management concludes that US Airways Group maintained effective internal control over financial reporting as of December 31, 2010.

US Airways Group’s independent registered public accounting firm has issued an audit report on the effectiveness of US Airways Group’s internal control over financial reporting. That report has been included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
US Airways Group, Inc.:

We have audited US Airways Group, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, US Airways Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of US Airways Group and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 22, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Phoenix, Arizona
February 22, 2011

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

Management assessed the effectiveness of US Airways’ internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management concludes that US Airways maintained effective internal control over financial reporting as of December 31, 2010.

US Airways’ independent registered public accounting firm has issued an audit report on the effectiveness of US Airways’ internal control over financial reporting. That report has been included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
US Airways, Inc.:

We have audited US Airways, Inc. and subsidiaries’ (“US Airways”) internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). US Airways’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on US Airways’ internal control over financial reporting based on our audit.

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

In our opinion, US Airways, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of US Airways, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholder’s equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 22, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Phoenix, Arizona
February 22, 2011

Item 9B.	Other Information

None.

PART III

The information required by Part III of this Annual Report on Form 10-K, pursuant to General Instruction G(3) of Form 10-K, will, except as otherwise set forth below in Item 10, be set forth in US Airways Group’s definitive Proxy Statement to be filed pursuant to Regulation 14A relating to US Airways Group’s Annual Meeting of Stockholders on June 9, 2011 and is incorporated herein by reference. US Airways Group will file with the SEC a definitive proxy statement within 120 days of the end of its fiscal year.

Item 10.	Directors, Executive Officers and Corporate Governance

Except as stated below, information regarding US Airways Group’s and US Airways’ directors and executive officers required by this Item will be set forth under the captions “Proposal 1 – Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information About Our Board of Directors and Corporate Governance” in US Airways Group’s definitive Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Consolidated Financial Statements

The following consolidated financial statements of US Airways Group, Inc. are included in Part II, Item 8A of this report:

—	Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008
—	Consolidated Balance Sheets as of December 31, 2010 and 2009
—	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008
—	Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2010, 2009 and 2008
—	Notes to Consolidated Financial Statements

The following consolidated financial statements of US Airways, Inc. are included in Part II, Item 8B of this report:

—	Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008
—	Consolidated Balance Sheets as of December 31, 2010 and 2009
—	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008
—	Consolidated Statements of Stockholder’s Equity (Deficit) for the years ended December 31, 2010, 2009 and 2008
—	Notes to Consolidated Financial Statements

Consolidated Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable or not required, or because the required information is either incorporated herein by reference or included in the consolidated financial statements or notes thereto included in this report.

Exhibits

The exhibits listed in the Exhibit Index following the signature pages to this report are filed as part of, or incorporated by reference into, this report.

Exhibits required to be filed by Item 601 of Regulation S-K: Where the amount of securities authorized to be issued under any of the Company’s long-term debt agreements does not exceed 10 percent of the Company’s assets, pursuant to paragraph (b)(4)(iii) of Item 601 of Regulation S-K, in lieu of filing such as an exhibit, the Company hereby agrees to furnish to the Commission upon request a copy of any agreement with respect to such long-term debt.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrants have duly caused this report to be signed on their behalf by the undersigned, hereunto duly authorized.

US Airways Group, Inc.

By:	/s/ W. Douglas Parker
W. Douglas Parker
Chairman and Chief Executive Officer

Date: February 22, 2011

US Airways, Inc.

By:	/s/ W. Douglas Parker
W. Douglas Parker
Chairman and Chief Executive Officer

Date: February 22, 2011

KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints W. Douglas Parker and Derek J. Kerr and each or any of them, his or her true and lawful attorneys and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ W. Douglas Parker W. Douglas Parker	Chairman and Chief Executive Officer (Principal Executive Officer)	February 22, 2011

/s/ Derek J. Kerr Derek J. Kerr	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2011

/s/ Bruce R. Lakefield Bruce R. Lakefield	Director	February 22, 2011

/s/ Herbert M. Baum Herbert M. Baum	Director	February 22, 2011

/s/ Matthew J. Hart Matthew J. Hart	Director	February 22, 2011

/s/ Richard C. Kraemer Richard C. Kraemer	Director	February 22, 2011

/s/ Cheryl G. Krongard Cheryl G. Krongard	Director	February 22, 2011

/s/ Denise M. O’Leary Denise M. O’Leary	Director	February 22, 2011

/s/ George M. Philip George M. Philip	Director	February 22, 2011

/s/ J. Steven Whisler J. Steven Whisler	Director	February 22, 2011

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated May 19, 2005, by and among US Airways Group and America West Holdings Corporation (incorporated by reference to Exhibit 2.1 to US Airways Group’s Registration Statement on Form S-4 filed on June 28, 2005) (Registration No. 333-126162) (Pursuant to item 601(b)(2) of Regulation S-K promulgated by the SEC, the exhibits and schedules to the Agreement and Plan of Merger have been omitted. Such exhibits and schedules are described in the Agreement and Plan of Merger. US Airways Group hereby agrees to furnish to the SEC, upon its request, any or all of such omitted exhibits or schedules).
2.2	Letter Agreement, dated July 7, 2005 by and among US Airways Group, America West Holdings Corporation, Barbell Acquisition Corp., ACE Aviation America West Holdings, Inc., Eastshore Aviation, LLC, Par Investment Partners, L.P., Peninsula Investment Partners, L.P. and Wellington Management Company, LLP (incorporated by reference to Exhibit 2.2 to Amendment No. 1 to US Airways Group’s Registration Statement on Form S-4 filed on August 8, 2005) (Registration No. 333-126162).
2.3	Joint Plan of Reorganization of US Airways, Inc. and Its Affiliated Debtors and Debtors-in-Possession (incorporated by reference to Exhibit 2.1 to US Airways Group’s Current Report on Form 8-K filed on September 22, 2005 (Commission File No. 1-8444)).
2.4	Findings of Fact, Conclusions of Law and Order Under 11 USC Sections 1129(a) and (b) of Fed. R. Bankr. P. 3020 Confirming the Joint Plan of Reorganization of US Airways, Inc. and Its Affiliated Debtors and Debtors-in-Possession (incorporated by reference to Exhibit 2.2 to US Airways Group’s Current Report on Form 8-K filed on September 22, 2005 (Commission File No. 1-8444)).
2.5	Mutual Asset Purchase and Sale Agreement dated as of August 11, 2009 among Delta Air Lines, Inc., US Airways, Inc. and US Airways Group, Inc. (incorporated by reference to Exhibit 2.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (Commission File No. 1-8444)).*
3.1	Amended and Restated Certificate of Incorporation of US Airways Group, effective as of September 27, 2005 (incorporated by reference to Exhibit 3.1 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005 (Commission File No. 1-8444)).
3.2	Amended and Restated Bylaws of US Airways Group, effective as of February 4, 2011 (incorporated by reference to Exhibit 3.1 to US Airways Group’s Current Report on Form 8-K filed on February 4, 2011 (Commission File No. 1-8444)).
3.3	Amended and Restated Certificate of Incorporation of US Airways, Inc., effective as of March 31, 2003 (incorporated by reference to Exhibit 4.4 to US Airways Group’s Automatic Shelf Registration Statement on Form S-3 filed December 3, 2009) (Registration No. 333-163463).
3.4	Amended and Restated Bylaws of US Airways, Inc., effective as of March 31, 2003 (incorporated by reference to Exhibit 4.5 to US Airways Group’s Automatic Shelf Registration Statement on Form S-3 filed December 3, 2009) (Registration No. 333-163463).
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of US Airways Group, Inc., effective as of July 24, 2009 (incorporated by reference to Exhibit 3.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (Commission File No. 1-8444)).
4.1	Indenture, dated as of September 30, 2005, between US Airways Group, the guarantors listed therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005 (Commission File No. 1-8444)).
4.2	Registration Rights Agreement, dated as of September 30, 2005, between US Airways Group, AWA and US Airways, as guarantors, and the initial purchaser named therein (incorporated by reference to Exhibit 4.2 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005 (Commission File No. 1-8444)).
4.3	Indenture, dated May 13, 2009, between US Airways Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to US Airways Group’s Current Report on Form 8-K filed May 14, 2009 (Commission File No. 1-8444)).

Exhibit
Number	Description

4.4	First Supplemental Indenture, dated May 13, 2009, between US Airways Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee., including a form of 7.25% Convertible Senior Note due 2014 (incorporated by reference to Exhibit 4.2 to US Airways Group’s Current Report on Form 8-K filed May 14, 2009 (Commission File No. 1-8444)).
4.5	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.6 to US Airways Group’s Automatic Shelf Registration Statement on Form S-3 filed December 3, 2009) (Registration No. 333-163463).
4.6	Form of US Airways Group, Inc. Indenture for Debt Securities (incorporated by reference to Exhibit 4.7 to US Airways Group’s Automatic Shelf Registration Statement on Form S-3 filed December 3, 2009) (Registration No. 333-163463).
4.7	Form of US Airways, Inc. Indenture for Debt Securities (incorporated by reference to Exhibit 4.8 to US Airways Group’s Automatic Shelf Registration Statement on Form S-3 filed December 3, 2009) (Registration No. 333-163463).
10.1	Master Memorandum of Understanding, dated as of November 24, 2004, among US Airways Group, US Airways, and General Electric Capital Corporation acting through its agent GE Capital Aviation Services, Inc. and General Electric Company, GE Transportation Component (incorporated by reference to Exhibit 10.9 to US Airways Group’s Annual Report on Form 10-K/A for the year ended December 31, 2004 (Commission File No. 1-8444)).*
10.2	Master Merger Memorandum of Understanding, dated as of June 13, 2005, among US Airways, US Airways Group, America West Holdings, Inc., AWA, General Electric Capital Corporation, acting through its agent GE Commercial Aviation Services LLC, GE Engine Services, Inc., GE Engine Services – Dallas, LP and General Electric Company, GE Transportation Component (incorporated by reference to Exhibit 10.9 to US Airways Group’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2005 (Commission File No. 1-8444)).*
10.3	Amended and Restated Airbus A320 Agreement dated as of October 2, 2007 between US Airways, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.3 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-8444)).*
10.4	Amendment No. 1 dated as of January 11, 2008 to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement dated as of October 2, 2007 between US Airways, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (Commission File No. 1-8444)).*
10.5	Amendment No. 2 dated as of October 20, 2008 to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement dated as of October 2, 2007 between US Airways, Inc. and Airbus S.A.S., including Amended and Restated Letter Agreement No. 3, Amended and Restated Letter Agreement No. 5, and Amended and Restated Letter Agreement No. 9 to the Purchase Agreement (incorporated by reference to Exhibit 10.5 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8444)).*
10.6	A330 Purchase Agreement dated as of October 2, 2007 between US Airways, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.4 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-8444)).*
10.7	Amendment No. 1 dated as of November 15, 2007 to A330 Purchase Agreement dated as of October 2, 2007 between US Airways, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.5 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-8444)).*
10.8	Amendment No. 2 dated as of October 20, 2008 to A330 Purchase Agreement dated as of October 2, 2007 between US Airways, Inc. and Airbus S.A.S., including Amended and Restated Letter Agreement No. 5 and Amended and Restated Letter Agreement No. 9 to the Purchase Agreement (incorporated by reference to Exhibit 10.8 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8444)).*
10.9	A330/A340 Purchase Agreement dated as of November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.5 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 1-8444)).*

Exhibit
Number	Description

10.10	Amendment No. 1 dated as of March 23, 2000 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (Commission File No. 1-8444)).*
10.11	Amendment No. 2 dated as of June 29, 2000 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (Commission File No. 1-8444)).*
10.12	Amendment No. 3 dated as of November 27, 2000 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.14 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 1-8444)).*
10.13	Amendment No. 4 dated as of September 20, 2001 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.16 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 1-8444)).*
10.14	Amendment No. 5 dated as of July 17, 2002 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (Commission File No. 1-8444)).*
10.15	Amendment No. 6 dated as of March 29, 2003 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (Commission File No. 1-8444)).*
10.16	Amendment No. 7 dated August 30, 2004 to the Airbus A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.3 to US Airways’ Group’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2004 (Commission File No. 1-8444)).*
10.17	Amendment No. 8 dated December 22, 2004 to the Airbus A330/A340 Purchase Agreement dated as of November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.6 to US Airways Group’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2005 (Commission File No. 1-8444)).*
10.18	Amendment No. 9 dated January 2005 to the Airbus A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.7 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-8444)).*
10.19	Letter Agreement dated December 17, 2004 between US Airways Group and US Airways and Airbus North America Sales Inc. (incorporated by reference to Exhibit 99.1 to US Airways Group’s Current Report on Form 8-K filed on February 9, 2005 (Commission File No. 1-8444)).
10.20	Amendment No. 10 dated September 2005 to the Airbus A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.7 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (Commission File No. 1-8444)).*
10.21	Amendment No. 11 dated as of October 2, 2007 to the Airbus A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.18 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-8444)).*
10.22	Amended and Restated Airbus A350 XWB Purchase Agreement, dated as of October 2, 2007, among AVSA, S.A.R.L. and US Airways, Inc., AWA and US Airways Group (incorporated by reference to Exhibit 10.19 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-8444)).*

Exhibit
Number	Description

10.23	Amendment No. 1 dated as of October 20, 2008 to the Amended and Restated Airbus A350 XWB Purchase Agreement, dated as of October 2, 2007, between US Airways, Inc. and Airbus S.A.S., including Amended and Restated Letter Agreement No. 3, Amended and Restated Letter Agreement No. 5, and Amended and Restated Letter Agreement No. 9 to the Purchase Agreement (incorporated by reference to Exhibit 10.23 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8444)).*
10.24	Letter Agreement dated September 16, 2005 by and among US Airways Group, America West Holdings Corporation, Barbell Acquisition Corp., ACE Aviation America West Holdings, Inc., Eastshore Aviation, LLC, Par Investment Partners, L.P., Peninsula Investment Partners, L.P. and Wellington Management Company, LLP (incorporated by reference to Exhibit 10.11 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (Commission File No. 1-8444)).
10.25	Loan Agreement [Spare Parts], dated as of October 20, 2008, among US Airways, Inc., GECC, as administrative agent, collateral agent and original lender, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.49 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8444)).*
10.26	Amendment No. 1 to Loan Agreement [Spare Parts], dated as of December 5, 2008, among US Airways, Inc., GECC, as administrative agent, collateral agent and original lender, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.50 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8444)).
10.27	Loan Agreement, dated March 23, 2007, among US Airways Group as Borrower, certain subsidiaries of US Airways Group party to the agreement from time to time, Citicorp North America, Inc., as Administrative Agent, the lenders party to the agreement from time to time, Citigroup Global Markets Inc., as Joint Lead Arranger and Bookrunner, Morgan Stanley Senior Funding, Inc., as Joint Lead Arranger and Bookrunner and Syndication Agent, and General Electric Capital Corporation, as Documentation Agent (incorporated by reference to Exhibit 4.1 to US Airways Group’s Current Report on Form 8-K filed on March 26, 2007 (Commission File No. 1-8444)).
10.28	Amendment No. 2 to Loan Agreement, dated as of January 14, 2008, between US Airways Group, Inc., as Borrower, and Citicorp North America, Inc., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.3 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-8444)).
10.29	Amendment No. 3 to Loan Agreement, dated as of October 20, 2008, between US Airways Group, Inc., as Borrower, and Citigroup North America, Inc. as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.53 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8444)).
10.30	Stockholders’ Agreement, dated as of September 27, 2005, among US Airways Group and the group of investors named therein under the management of Wellington Management Company, LLP (incorporated by reference to Exhibit 10.5 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005 (Commission File No. 1-8444)).
10.31	Stockholders’ Agreement, dated as of September 27, 2005, among US Airways Group, Tudor Proprietary Trading L.L.C. and the group of investors named therein for which Tudor Investment Corp. acts as investment advisor (incorporated by reference to Exhibit 10.6 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005 (Commission File No. 1-8444)).
10.32	US Airways Funded Executive Defined Contribution Plan (incorporated by reference to Exhibit 10.1 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File No. 1-8444)).†
10.33	First Amendment to the US Airways Funded Executive Defined Contribution Plan dated January 26, 2004 (incorporated by reference to Exhibit 10.4 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 1-8444)).†
10.34	Second Amendment to the US Airways Funded Executive Defined Contribution Plan dated May 20, 2004 (incorporated by reference to Exhibit 10.5 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 1-8444)).†

Exhibit
Number	Description

10.35	Third Amendment to the US Airways Funded Executive Defined Contribution Plan dated June 24, 2004 (incorporated by reference to Exhibit 10.6 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 1-8444)).†
10.36	US Airways Unfunded Executive Defined Contribution Plan (incorporated by reference to Exhibit 10.2 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File No. 1-8444)).†
10.37	First Amendment to the US Airways Unfunded Executive Defined Contribution Plan dated January 26, 2004 (incorporated by reference to Exhibit 10.7 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 1-8444)).†
10.38	Second Amendment to the US Airways Unfunded Executive Defined Contribution Plan dated May 20, 2004 (incorporated by reference to Exhibit 10.8 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 1-8444)).†
10.39	Third Amendment to the US Airways Unfunded Executive Defined Contribution Plan dated June 24, 2004 (incorporated by reference to Exhibit 10.9 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 1-8444)).†
10.40	US Airways Group 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005 (Commission File No. 1-8444)).†
10.41	Stock Unit Award Agreement, dated as of September 27, 2005, between US Airways Group and W. Douglas Parker (incorporated by reference to Exhibit 10.6 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005 (Commission File No. 1-8444)).†
10.42	Form of Stock Unit Agreement under US Airways Group’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (Commission File No. 1-8444)).†
10.43	Form of Stock Appreciation Rights Award Agreement under US Airways Group’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.75 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2005 (Commission File No. 1-8444)).†
10.44	Form of Nonstatutory Stock Option Award Agreement under US Airways Group’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (Commission File No. 1-8444)).†
10.45	Form of Stock Bonus Award Agreement for Non-Employee Directors under US Airways Group’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.96 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-8444)).†
10.46	US Airways Group, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to US Airways Group’s Registration Statement on Form S-8 filed on June 30, 2008 (Registration No. 333-152033)).†
10.47	Form of Restricted Stock Unit Award Agreement under the US Airways Group, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed August 7, 2008 (Commission File No. 1-8444)).†
10.48	Form of Stock Appreciation Right Award Agreement under the US Airways Group, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to US Airways Group’s Current Report on Form 8-K filed August 7, 2008 (Commission File No. 1-8444)).†
10.49	Form of Director Vested Share Award Agreement under the US Airways Group 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.78 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8444)).†
10.50	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed on October 6, 2005 (Commission File No. 1-8444)).†
10.51	Performance-Based Award Plan (as Amended and Restated effective November 2, 2005) (incorporated by reference to Exhibit 10.79 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2005 (Commission File No. 1-8444)).†

Exhibit
Number	Description

10.52	Amended and Restated America West 1994 Incentive Equity Plan (incorporated by reference to Exhibit 10.21 to AWA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (Commission File No. 0-12337).†
10.53	America West Holdings 2002 Incentive Equity Plan as amended through May 23, 2002 (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (Commission File No. 1-8444)).†
10.54	2007 Performance-Based Award Program under the US Airways Group 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (Commission File No. 1-8444)).†
10.55	2008 Long Term Incentive Program under the US Airways Group 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.84 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8444)).†
10.56	Form of Executive Change in Control Agreement for Presidents (incorporated by reference to Exhibit 10.2 to US Airways Group’s Current Report on Form 8-K filed on November 29, 2007 (Commission File No. 1-8444)).†
10.57	Form of Executive Change in Control Agreement for Executive Vice Presidents (incorporated by reference to Exhibit 10.3 to US Airways Group’s Current Report on Form 8-K filed on November 29, 2007 (Commission File No. 1-8444)).†
10.58	Form of Executive Change in Control Agreement for Senior Vice Presidents (incorporated by reference to Exhibit 10.4 to US Airways Group’s Current Report on Form 8-K filed on November 29, 2007 (Commission File No. 1-8444)).†
10.59	Form of Letter Agreement for Directors Travel Program (incorporated by reference to Exhibit 10.106 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-8444)).†
10.60	Amended and Restated Employment Agreement dated as of November 28, 2007 by and among US Airways Group, US Airways, Inc. and W. Douglas Parker (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed on November 29, 2007 (Commission File No. 1-8444)).†
10.61	US Airways Group Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed on January 23, 2006 (Commission File No. 1-8444)).†
10.62	2009 Long Term Incentive Program under the US Airways Group 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.81 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File No. 1-8444)).†
10.63	Amendment No. 4 dated as of August 11, 2009 to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (Commission File No. 1-8444)).*
10.64	Amendment No. 4 dated as of July 23, 2009 to the A330 Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (Commission File No. 1-8444)).*
10.65	Amendment No. 3 dated as of July 23, 2009 to the Amended and Restated Airbus A350 XWB Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.3 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (Commission File No. 1-8444)).*
10.66	Amendment No. 3 dated as of January 16, 2009 to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement dated as of October 2, 2007 between US Airways, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Commission File No. 1-8444)).*

Exhibit
Number	Description

10.67	Amendment No. 3 dated as of January 16, 2009 to the Airbus A330 Purchase Agreement dated as of October 2, 2007 between US Airways, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Commission File No. 1-8444)).*
10.68	Amendment No. 2 dated as of January 16, 2009 to the Amended and Restated Airbus A350 XWB Purchase Agreement, dated as of October 2, 2007, among AVSA, S.A.R.L. and US Airways, Inc., AWA and US Airways Group (incorporated by reference to Exhibit 10.3 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Commission File No. 1-8444)).*
10.69	Amendment No. 2 to Loan Agreement [Spare Parts], dated as of January 15, 2009, among US Airways, Inc., GECC, as administrative agent, collateral agent and original lender, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.6 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Commission File No. 1-8444)).*
10.70	Amendment No. 3 to Loan Agreement [Spare Parts], dated as of March 31, 2009, among US Airways, Inc., GECC, as administrative agent, collateral agent and original lender, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.7 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Commission File No. 1-8444)).*
10.71	Form of Stock Appreciation Right (Cash-Settled) Award Agreement under the US Airways Group, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Commission File No. 1-8444)).†
10.72	Form of Stock Appreciation Right (Stock-Settled) Award Agreement under the US Airways Group, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Commission File No. 1-8444)).†
10.73	Amendment No. 5 dated as of October 2, 2009 to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.93 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File No. 1-8444)).*
10.74	Amendment No. 6 dated as of November 20, 2009 to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.94 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File No. 1-8444)).*
10.75	Amendment No. 5 dated as of November 20, 2009 to the A330 Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.95 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File No. 1-8444)).*
10.76	Amendment No. 4 dated as of November 20, 2009 to the Amended and Restated Airbus A350 XWB Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.96 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File No. 1-8444)).*
10.77	Second Amended and Restated Letter Agreement No. 5 dated as of November 20, 2009 to the Amended and Restated Airbus A350 XWB Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.97 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File No. 1-8444)).*
10.78	2010 Annual Incentive Program Under 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 1-8444)).†
10.79	2010 Long Term Incentive Performance Program Under 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 1-8444)).†
10.80	Amendment No. 7, dated as of April 1, 2010, to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement, dated as of October 2, 2007, between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (Commission File No. 1-8444)).*

Exhibit
Number	Description

10.81	Letter Agreement by and among US Airways Group, Inc., US Airways, Inc. and C.A. Howlett dated September 13, 2010 (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (Commission File No. 1-8444)).
10.82	Form of Participation Agreement (Participation Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee and Subordination Agent) (incorporated by reference to Exhibit 4.14 to US Airways Group’s Current Report on Form 8-K filed on December 23, 2010 (Commission File No. 1-8444)).
10.83	Form of Indenture (Trust Indenture and Security Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee) (incorporated by reference to Exhibit 4.15 to US Airways Group’s Current Report on Form 8-K filed on December 23, 2010 (Commission File No. 1-8444)).
10.84	Guarantee, dated as of December 21, 2010, from US Airways Group, Inc. (incorporated by reference to Exhibit 4.18 to US Airways Group’s Current Report on Form 8-K filed on December 23, 2010 (Commission File No. 1-8444)).
21.1	Subsidiaries of US Airways Group and US Airways.
23.1	Consents of KPMG LLP, Independent Registered Public Accounting Firm of US Airways Group.
24.1	Powers of Attorney (included in signature page of this Annual Report on Form 10-K).
31.1	Certification of US Airways Group’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of US Airways Group’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.3	Certification of US Airways’ Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.4	Certification of US Airways’ Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of US Airways Group’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of US Airways’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted under a request for confidential treatment and filed separately with the United States Securities and Exchange Commission.

†	Management contract or compensatory plan or arrangement.