Form 10-Q
period 2011-03-31
US AIRWAYS GROUP INC; US AIRWAYS INC
filed 2011-04-26
CIK 701345, 714560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
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
As of April 22, 2011, there were approximately 161,997,642 shares of US Airways Group, Inc. common stock outstanding.
As of April 22, 2011, US Airways, Inc. had 1,000 shares of common stock outstanding, all of which were held by US Airways Group, Inc.

US Airways Group, Inc.
US Airways, Inc.
Form 10-Q
Quarterly Period Ended March 31, 2011

Page
Part I. Financial Information

Item 1A. Condensed Consolidated Financial Statements of US Airways Group, Inc.

Condensed Consolidated Statements of Operations	5

Condensed Consolidated Balance Sheets	6

Condensed Consolidated Statements of Cash Flows	7

Notes to the Condensed Consolidated Financial Statements	8

Item 1B. Condensed Consolidated Financial Statements of US Airways, Inc.

Condensed Consolidated Statements of Operations	14

Condensed Consolidated Balance Sheets	15

Condensed Consolidated Statements of Cash Flows	16

Notes to the Condensed Consolidated Financial Statements	17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures about Market Risk	42

Item 4. Controls and Procedures	43

Part II. Other Information

Item 1. Legal Proceedings	44

Item 1A. Risk Factors	44

Item 6. Exhibits	55

Signatures	56

Exhibit 10.1
Exhibit 10.2
Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 31.4
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

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
US Airways Group, Inc.
Condensed Consolidated Statements of Operations
(In millions, except share and per share amounts)
(Unaudited)

	Three Months
	Ended March 31,
	2011	2010
Operating revenues:
Mainline passenger	$1,900	$1,698
Express passenger	685	601
Cargo	43	33
Other	333	319

Total operating revenues	2,961	2,651
Operating expenses:
Aircraft fuel and related taxes	734	534
Salaries and related costs	573	556
Express expenses	770	650
Aircraft rent	164	171
Aircraft maintenance	163	157
Other rent and landing fees	129	134
Selling expenses	100	95
Special items, net	3	5
Depreciation and amortization	60	61
Other	304	298

Total operating expenses	3,000	2,661

Operating loss	(39)	(10)
Nonoperating income (expense):
Interest income	1	5
Interest expense, net	(77)	(82)
Other, net	1	42

Total nonoperating expense, net	(75)	(35)

Loss before income taxes	(114)	(45)
Income tax provision	—	—

Net loss	$(114)	$(45)

Loss per common share:
Basic loss per common share	$(0.71)	$(0.28)
Diluted loss per common share	$(0.71)	$(0.28)
Shares used for computation (in thousands):
Basic	161,890	161,115
Diluted	161,890	161,115
See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share and per share amounts)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,073	$1,859
Accounts receivable, net	457	311
Materials and supplies, net	236	231
Prepaid expenses and other	588	508

Total current assets	3,354	2,909
Property and equipment
Flight equipment	4,144	4,134
Ground property and equipment	856	843
Less accumulated depreciation and amortization	(1,355)	(1,304)

	3,645	3,673
Equipment purchase deposits	133	123

Total property and equipment	3,778	3,796
Other assets
Other intangibles, net of accumulated amortization of $145 million and $139 million, respectively	471	477
Restricted cash	345	364
Investments in marketable securities	45	57
Other assets	224	216

Total other assets	1,085	1,114

Total assets	$8,217	$7,819

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current maturities of debt and capital leases	$408	$397
Accounts payable	479	386
Air traffic liability	1,361	861
Accrued compensation and vacation	161	245
Accrued taxes	237	149
Other accrued expenses	812	802

Total current liabilities	3,458	2,840
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	3,885	4,003
Deferred gains and credits, net	338	336
Postretirement benefits other than pensions	142	141
Employee benefit liabilities and other	424	415

Total noncurrent liabilities and deferred credits	4,789	4,895
Commitments and contingencies
Stockholders’ equity (deficit)
Common stock, $0.01 par value; 400,000,000 shares authorized, 161,896,598 shares issued and outstanding at March 31, 2011; 161,874,756 shares issued and outstanding at December 31, 2010	2	2
Additional paid-in capital	2,116	2,115
Accumulated other comprehensive income	13	14
Accumulated deficit	(2,161)	(2,047)

Total stockholders’ equity (deficit)	(30)	84

Total liabilities and stockholders’ equity (deficit)	$8,217	$7,819

See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months
	Ended March 31,
	2011	2010
Net cash provided by operating activities	$345	$199
Cash flows from investing activities:
Purchases of property and equipment	(40)	(78)
Sales of marketable securities	12	132
Decrease in long-term restricted cash	19	38

Net cash provided by (used in) investing activities	(9)	92
Cash flows from financing activities:
Repayments of debt and capital lease obligations	(128)	(135)
Proceeds from issuance of debt	6	80
Deferred financing costs	—	(3)

Net cash used in financing activities	(122)	(58)

Net increase in cash and cash equivalents	214	233
Cash and cash equivalents at beginning of period	1,859	1,299

Cash and cash equivalents at end of period	$2,073	$1,532

Non-cash investing and financing activities:
Interest payable converted to debt	$9	$11
Note payables issued for aircraft purchases	—	111
Net unrealized loss on available-for-sale securities	—	1
Supplemental information:
Interest paid, net of amounts capitalized	$57	$67
Income taxes paid	—	—
See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of US Airways Group, Inc. (“US Airways Group” or the “Company”) should be read in conjunction with the consolidated financial statements contained in US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2010. The accompanying unaudited condensed consolidated financial statements include the accounts of US Airways Group and its wholly owned subsidiaries. Wholly owned subsidiaries include US Airways, Inc. (“US Airways”), Piedmont Airlines, Inc. (“Piedmont”), PSA Airlines, Inc. (“PSA”), Material Services Company, Inc. (“MSC”) and Airways Assurance Limited (“AAL”). All significant intercompany accounts and transactions have been eliminated.
Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The principal areas of judgment relate to passenger revenue recognition, impairment of long-lived and intangible assets, valuation of investments in marketable securities, the frequent traveler program and the deferred tax asset valuation allowance.
Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements.” ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. The Company’s multiple-deliverable revenue arrangements consist principally of sales of frequent flyer program mileage credits to business partners, which are comprised of two components, transportation and marketing. The Company was required to adopt and apply ASU No. 2009-13 to any new or materially modified multiple deliverable revenue arrangements entered into on or after January 1, 2011. The Company adopted ASU No. 2009-13 on January 1, 2011, and its application has had no material impact on the Company’s condensed consolidated financial statements.

2. Special Items, Net
Special items, net as shown on the condensed consolidated statements of operations included the following charges (in millions):

	Three Months
	Ended March 31,
	2011	2010
Other costs	$3	$—
Aircraft costs (a)	—	5

Special items, net	$3	$5

(a)	In the three months ended March 31, 2010, the Company recorded $5 million in aircraft costs as a result of capacity reductions.
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

	Three Months Ended
	March 31,	March 31,
	2011	2010
Basic and diluted loss per share:
Net loss	$(114)	$(45)

Weighted average common shares outstanding (in thousands)	161,890	161,115

Basic and diluted loss per share	$(0.71)	$(0.28)

For the three months ended March 31, 2011 and 2010, 1,457,208 and 1,753,540 shares, respectively, underlying stock options, SARs and RSUs were not included in the computation of diluted EPS because inclusion of such shares would be antidilutive and 2,690,529 and 6,580,551 SARs, respectively, were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of common stock for the period. In addition, for the three months ended March 31, 2011 and 2010, 199,379 and 3,048,914 incremental shares, respectively, from the assumed conversion of the 7% Senior Convertible Notes (the “7% notes”) were excluded from the computation of diluted EPS due to their antidilutive effect. For each of the three months ended March 31, 2011 and 2010, 37,746,174 incremental shares, respectively, from the assumed conversion of the 7.25% Convertible Senior Notes (the “7.25% notes”) were excluded from the computation of diluted EPS due to their antidilutive effect.

4. Debt
The following table details the Company’s debt (in millions). Variable interest rates listed are the rates as of March 31, 2011.

	March 31,	December 31,
	2011	2010
Secured
Citicorp North America loan, variable interest rate of 2.75%, installments due through 2014	$1,136	$1,152
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.65% to 10.31%, maturing from 2011 to 2029	1,865	1,920
Aircraft enhanced equipment trust certificates (“EETCs”), fixed interest rates ranging from 6.25% to 9.01%, maturing from 2015 to 2023	783	809
Other secured obligations, fixed interest rate of 8%, maturing from 2015 to 2021	79	85

	3,863	3,966
Unsecured
Barclays prepaid miles, variable interest rate of 4.99%, interest only payments	200	200
Airbus advance, repayments through 2018	210	222
7.25% convertible senior notes, interest only payments until due in 2014	172	172
7% senior convertible notes, interest only payments until due in 2020	5	5
Industrial development bonds, fixed interest rate of 6.30%, interest only payments until due in 2023	29	29
Other unsecured obligations, maturing from 2011 to 2012	20	23

	636	651

Total long-term debt and capital lease obligations	4,499	4,617
Less: Total unamortized discount on debt	(206)	(217)
Current maturities	(408)	(397)

Long-term debt and capital lease obligations, net of current maturities	$3,885	$4,003

The Company was in compliance with the covenants in its debt agreements at March 31, 2011.
Fair Value of Debt
The fair value of the Company’s long-term debt and capital lease obligations was approximately $4.14 billion and $4.37 billion at March 31, 2011 and December 31, 2010, respectively. The fair values were estimated using quoted market prices where available. For long-term debt not actively traded, fair values were estimated using a discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.
5. Income Taxes
At December 31, 2010, the Company had approximately $1.92 billion of gross net operating losses (“NOLs”) to reduce future federal taxable income. All of the Company’s NOLs are expected to be available to reduce federal taxable income in the calendar year 2011. The NOLs expire during the years 2024 through 2029. The Company’s net deferred tax assets, which include $1.85 billion of the NOLs, are subject to a full valuation allowance. The Company also had approximately $82 million of tax-effected state NOLs at December 31, 2010. At December 31, 2010, the federal and state valuation allowances were $368 million and $62 million, respectively.
The Company reported a loss before income taxes in the first quarter of each of 2011 and 2010, and the Company did not record a tax provision in either period.

6. Express Expenses
Expenses associated with the Company’s wholly owned regional airlines and affiliate regional airlines operating as US Airways Express are classified as Express expenses on the condensed consolidated statements of operations. Express expenses consist of the following (in millions):

	Three Months Ended
	March 31,
	2011	2010
Aircraft fuel and related taxes	$242	$170
Salaries and related costs	70	63
Capacity purchases	266	264
Aircraft rent	13	13
Aircraft maintenance	47	19
Other rent and landing fees	34	31
Selling expenses	41	36
Special items, net	1	—
Depreciation and amortization	6	6
Other expenses	50	48

Express expenses	$770	$650

7. Investments in Marketable Securities
As of March 31, 2011, the Company held auction rate securities with a fair value of $45 million ($69 million par value), which are classified as available-for-sale securities and noncurrent assets on the Company’s condensed consolidated balance sheets. Contractual maturities for these auction rate securities range from 22 to 25 years. As a result of the liquidity issues experienced in the global credit and capital markets, all of the Company’s auction rate securities have experienced failed auctions since August 2007. The estimated fair value of these auction rate securities no longer approximates par value. Refer to Note 8 for discussion on how the Company determines the fair value of its investments in auction rate securities.
In the three months ended March 31, 2011, the Company sold certain investments in auction rate securities for proceeds of $12 million. Proceeds from the auction rate security sale transactions approximated the carrying amount of the investments.
In the three months ended March 31, 2010, the Company sold certain investments in auction rate securities for proceeds of $132 million, resulting in $49 million of net realized gains recorded in nonoperating expense, net, of which $48 million represents the reclassification of prior period net unrealized gains from other comprehensive income as determined on a specific-identification basis. Additionally, in the first quarter of 2010, the Company recorded net unrealized losses of $1 million in other comprehensive income related to the decline in fair value of certain investments in auction rate securities, which offset previously recognized unrealized gains.
The Company continues to monitor the market for auction rate securities and consider its impact (if any) on the fair value of its remaining investments in these securities. If the current market conditions deteriorate, the Company may be required to record additional impairment charges in other nonoperating expense, net in future periods.

8. Fair Value Measurements
Assets measured at fair value on a recurring basis are as follows (in millions):

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs	Valuation
	Fair Value	(Level 1)	(Level 2)	(Level 3)	Technique
At March 31, 2011
Investments in marketable securities (noncurrent)	$45	$—	$—	$45	(1)
At December 31, 2010
Investments in marketable securities (noncurrent)	$57	$—	$—	$57	(1)

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

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (in millions):

Investments in
Marketable
Securities
(Noncurrent)
Balance at December 31, 2010	$57
Sales of marketable securities	(12)

Balance at March 31, 2011	$45

9. Other Comprehensive Income (Loss)
The Company’s other comprehensive loss consisted of the following (in millions):

	Three Months Ended
	March 31,
	2011	2010
Net loss	$(114)	$(45)
Recognition of net realized gains on sale of available-for-sale securities	—	(48)
Net unrealized losses on available-for-sale securities	—	(1)
Pension and other postretirement benefits	(1)	(1)

Total comprehensive loss	$(115)	$(95)

The components of accumulated other comprehensive income were as follows (in millions):

	March 31,	December 31,
	2011	2010
Pension and other postretirement benefits	$31	$32
Available-for-sale securities	(18)	(18)

Accumulated other comprehensive income	$13	$14

10. Slot Transaction
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
11. Legal Proceedings
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
On April 21, 2011, US Airways filed an antitrust lawsuit against Sabre Holdings Corporation and certain of its affiliates (collectively, “Sabre”) in Federal District Court for the Southern District of New York. The lawsuit alleges, among other things, that Sabre has engaged in anticompetitive practices to preserve its monopoly power by restricting US Airways’ ability to distribute its products to its customers. The lawsuit also alleges that these actions have prevented US Airways from employing new competing technologies and has allowed Sabre to continue to charge US Airways supracompetitive fees. The lawsuit seeks both injunctive relief and money damages. US Airways intends to pursue these claims vigorously, but there can be no assurance of the outcome of this litigation.
The Company and/or its subsidiaries are defendants in various other pending lawsuits and proceedings, and from time to time are subject to other claims arising in the normal course of its business, many of which are covered in whole or in part by insurance. The outcome of those matters cannot be predicted with certainty at this time, but the Company, having consulted with outside counsel, believes that the ultimate disposition of these contingencies will not materially affect its consolidated financial position or results of operations.

Item 1B.	Condensed Consolidated Financial Statements of US Airways, Inc.
US Airways, Inc.
Condensed Consolidated Statements of Operations
(In millions)
(Unaudited)

	Three Months
	Ended March 31,
	2011	2010
Operating revenues:
Mainline passenger	$1,900	$1,698
Express passenger	685	601
Cargo	43	33
Other	366	353

Total operating revenues	2,994	2,685
Operating expenses:
Aircraft fuel and related taxes	734	534
Salaries and related costs	573	556
Express expenses	787	675
Aircraft rent	164	171
Aircraft maintenance	163	157
Other rent and landing fees	129	134
Selling expenses	100	95
Special items, net	3	5
Depreciation and amortization	62	63
Other	309	305

Total operating expenses	3,024	2,695

Operating loss	(30)	(10)
Nonoperating income (expense):
Interest income	1	5
Interest expense, net	(53)	(59)
Other, net	(1)	41

Total nonoperating expense, net	(53)	(13)

Loss before income taxes	(83)	(23)
Income tax provision	—	—

Net loss	$(83)	$(23)

See accompanying notes to the condensed consolidated financial statements.

US Airways, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share and per share amounts)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,067	$1,856
Accounts receivable, net	452	309
Materials and supplies, net	203	184
Prepaid expenses and other	553	480

Total current assets	3,275	2,829
Property and equipment
Flight equipment	3,996	3,985
Ground property and equipment	826	812
Less accumulated depreciation and amortization	(1,290)	(1,238)

	3,532	3,559
Equipment purchase deposits	133	123

Total property and equipment	3,665	3,682
Other assets
Other intangibles, net of accumulated amortization of $136 million and $130 million, respectively	437	443
Restricted cash	345	364
Investments in marketable securities	45	57
Other assets	200	190

Total other assets	1,027	1,054

Total assets	$7,967	$7,565

LIABILITIES & STOCKHOLDER’S EQUITY
Current liabilities
Current maturities of debt and capital leases	$367	$381
Accounts payable	421	343
Payables to related parties, net	608	626
Air traffic liability	1,361	861
Accrued compensation and vacation	151	236
Accrued taxes	237	149
Other accrued expenses	775	766

Total current liabilities	3,920	3,362
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	2,510	2,596
Deferred gains and credits, net	300	293
Postretirement benefits other than pensions	140	140
Employee benefit liabilities and other	401	394

Total noncurrent liabilities and deferred credits	3,351	3,423
Commitments and contingencies
Stockholder’s equity
Common stock, $1 par value, 1,000 shares issued and outstanding	—	—
Additional paid-in capital	2,445	2,445
Accumulated other comprehensive income	19	20
Accumulated deficit	(1,768)	(1,685)

Total stockholder’s equity	696	780

Total liabilities and stockholder’s equity	$7,967	$7,565

See accompanying notes to the condensed consolidated financial statements.

US Airways, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months
	Ended March 31,
	2011	2010
Net cash provided by operating activities	$324	$231
Cash flows from investing activities:
Purchases of property and equipment	(38)	(74)
Sales of marketable securities	12	132
Decrease in long-term restricted cash	19	38

Net cash provided by (used in) investing activities	(7)	96
Cash flows from financing activities:
Repayments of debt and capital lease obligations	(112)	(119)
Proceeds from issuance of debt	6	80
Deferred financing costs	—	(3)

Net cash used in financing activities	(106)	(42)

Net increase in cash and cash equivalents	211	285
Cash and cash equivalents at beginning of period	1,856	1,209

Cash and cash equivalents at end of period	$2,067	$1,494

Non-cash investing and financing activities:
Interest payable converted to debt	$9	$11
Note payables issued for aircraft purchases	—	111
Net unrealized loss on available-for-sale securities	—	1
Supplemental information:
Interest paid, net of amounts capitalized	$41	$49
Income taxes paid	—	—
See accompanying notes to the condensed consolidated financial statements.

US Airways, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of US Airways, Inc. (“US Airways”) should be read in conjunction with the consolidated financial statements contained in US Airways’ Annual Report on Form 10-K for the year ended December 31, 2010. US Airways is a wholly owned subsidiary of US Airways Group, Inc. (“US Airways Group”). The accompanying unaudited condensed consolidated financial statements include the accounts of US Airways and its wholly owned subsidiary, FTCHP LLC. All significant intercompany accounts and transactions between US Airways and its wholly owned subsidiary have been eliminated.
Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The principal areas of judgment relate to passenger revenue recognition, impairment of long-lived and intangible assets, valuation of investments in marketable securities, the frequent traveler program and the deferred tax asset valuation allowance.
Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements.” ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. US Airways’ multiple-deliverable revenue arrangements consist principally of sales of frequent flyer program mileage credits to business partners, which are comprised of two components, transportation and marketing. US Airways was required to adopt and apply ASU No. 2009-13 to any new or materially modified multiple deliverable revenue arrangements entered into on or after January 1, 2011. US Airways adopted ASU No. 2009-13 on January 1, 2011, and its application has had no material impact on US Airways’ condensed consolidated financial statements.
2. Special Items, Net
Special items, net as shown on the condensed consolidated statements of operations included the following charges (in millions):

	Three Months
	Ended March 31,
	2011	2010
Other costs	$3	$—
Aircraft costs (a)	—	5

Special items, net	$3	$5

(a)	In the three months ended March 31, 2010, US Airways recorded $5 million in aircraft costs as a result of capacity reductions.

3. Debt
The following table details US Airways’ debt (in millions). Variable interest rates listed are the rates as of March 31, 2011.

	March 31,	December 31,
	2011	2010
Secured
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.65% to 10.31%, maturing from 2011 to 2021	$1,835	$1,890
Aircraft enhanced equipment trust certificates (“EETCs”), fixed interest rates ranging from 6.25% to 9.01%, maturing from 2015 to 2023	783	809
Other secured obligations, fixed interest rate of 8%, maturing from 2015 to 2021	79	85

	2,697	2,784
Unsecured
Airbus advance, repayments through 2018	210	222
Industrial development bonds, fixed interest rate of 6.30%, interest only payments until due in 2023	29	29
Other unsecured obligations, maturing from 2011 to 2012	20	23

	259	274

Total long-term debt and capital lease obligations	2,956	3,058
Less: Total unamortized discount on debt	(79)	(81)
Current maturities	(367)	(381)

Long-term debt and capital lease obligations, net of current maturities	$2,510	$2,596

US Airways was in compliance with the covenants in its debt agreements at March 31, 2011.
Fair Value of Debt
The fair value of US Airways’ long-term debt and capital lease obligations was approximately $2.72 billion and $2.85 billion at March 31, 2011 and December 31, 2010, respectively. The fair values were estimated using quoted market prices where available. For long-term debt not actively traded, fair values were estimated using a discounted cash flow analysis, based on US Airways’ current incremental borrowing rates for similar types of borrowing arrangements.
4. Related Party Transactions
The following represents the net payable balances to related parties (in millions):

	March 31, 2011	December 31, 2010
US Airways Group	$521	$571
US Airways Group’s wholly owned subsidiaries	87	55

	$608	$626

US Airways Group has the ability to move funds freely between its operating subsidiaries to support operations. These transfers are recognized as intercompany transactions.
The net payable to US Airways Group’s wholly owned subsidiaries consists of amounts due under regional capacity agreements with the other airline subsidiaries and fuel purchase arrangements with a non-airline subsidiary.

5. Income Taxes
US Airways and its wholly owned subsidiary are part of the US Airways Group consolidated income tax return.
At December 31, 2010, US Airways had approximately $1.84 billion of gross net operating losses (“NOLs”) to reduce future federal taxable income. All of US Airways’ NOLs are expected to be available to reduce federal taxable income in the calendar year 2011. The NOLs expire during the years 2024 through 2029. US Airways’ net deferred tax assets, which include $1.77 billion of the NOLs, are subject to a full valuation allowance. US Airways also had approximately $78 million of tax-effected state NOLs at December 31, 2010. At December 31, 2010, the federal and state valuation allowances were $388 million and $62 million, respectively.
US Airways reported a loss before income taxes in the first quarter of each of 2011 and 2010, and US Airways did not record a tax provision in either period.
6. Express Expenses
Expenses associated with affiliate regional airlines operating as US Airways Express are classified as Express expenses on the condensed consolidated statements of operations. Express expenses consist of the following (in millions):

	Three Months Ended
	March 31,
	2011	2010
Aircraft fuel and related taxes	$243	$170
Salaries and related costs	6	6
Capacity purchases	447	412
Other rent and landing fees	28	26
Selling expenses	41	36
Other expenses	22	25

Express expenses	$787	$675

7. Investments in Marketable Securities
As of March 31, 2011, US Airways held auction rate securities with a fair value of $45 million ($69 million par value), which are classified as available-for-sale securities and noncurrent assets on US Airways’ condensed consolidated balance sheets. Contractual maturities for these auction rate securities range from 22 to 25 years. As a result of the liquidity issues experienced in the global credit and capital markets, all of US Airways’ auction rate securities have experienced failed auctions since August 2007. The estimated fair value of these auction rate securities no longer approximates par value. Refer to Note 8 for discussion on how US Airways determines the fair value of its investments in auction rate securities.
In the three months ended March 31, 2011, US Airways sold certain investments in auction rate securities for proceeds of $12 million. Proceeds from the auction rate security sale transactions approximated the carrying amount of the investments.
In the three months ended March 31, 2010, US Airways sold certain investments in auction rate securities for proceeds of $132 million, resulting in $49 million of net realized gains recorded in nonoperating expense, net, of which $48 million represents the reclassification of prior period net unrealized gains from other comprehensive income as determined on a specific-identification basis. Additionally, in the first quarter of 2010, US Airways recorded net unrealized losses of $1 million in other comprehensive income related to the decline in fair value of certain investments in auction rate securities, which offset previously recognized unrealized gains.
US Airways continues to monitor the market for auction rate securities and consider its impact (if any) on the fair value of its remaining investments in these securities. If the current market conditions deteriorate, US Airways may be required to record additional impairment charges in other nonoperating expense, net in future periods.

8. Fair Value Measurements
Assets measured at fair value on a recurring basis are as follows (in millions):

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs	Valuation
	Fair Value	(Level 1)	(Level 2)	(Level 3)	Technique
At March 31, 2011
Investments in marketable securities (noncurrent)	$45	$—	$—	$45	(1)
At December 31, 2010
Investments in marketable securities (noncurrent)	$57	$—	$—	$57	(1)

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

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (in millions):

Investments in
Marketable
Securities
(Noncurrent)
Balance at December 31, 2010	$57
Sales of marketable securities	(12)

Balance at March 31, 2011	$45

9. Other Comprehensive Income (Loss)
US Airways’ other comprehensive loss consisted of the following (in millions):

	Three Months Ended
	March 31,
	2011	2010
Net loss	$(83)	$(23)
Recognition of net realized gains on sale of available-for-sale securities	—	(48)
Net unrealized losses on available-for-sale securities	—	(1)
Other postretirement benefits	(1)	(1)

Total comprehensive loss	$(84)	$(73)

The components of accumulated other comprehensive income were as follows (in millions):

	March 31,	December 31,
	2011	2010
Other postretirement benefits	$37	$38
Available-for-sale securities	(18)	(18)

Accumulated other comprehensive income	$19	$20

10. Slot Transaction
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
11. Legal Proceedings
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
On April 21, 2011, US Airways filed an antitrust lawsuit against Sabre Holdings Corporation and certain of its affiliates (collectively, “Sabre”) in Federal District Court for the Southern District of New York. The lawsuit alleges, among other things, that Sabre has engaged in anticompetitive practices to preserve its monopoly power by restricting US Airways’ ability to distribute its products to its customers. The lawsuit also alleges that these actions have prevented US Airways from employing new competing technologies and has allowed Sabre to continue to charge US Airways supracompetitive fees. The lawsuit seeks both injunctive relief and money damages. US Airways intends to pursue these claims vigorously, but there can be no assurance of the outcome of this litigation.
US Airways is a defendant in various other pending lawsuits and proceedings, and from time to time is subject to other claims arising in the normal course of its business, many of which are covered in whole or in part by insurance. The outcome of those matters cannot be predicted with certainty at this time, but US Airways, having consulted with outside counsel, believes that the ultimate disposition of these contingencies will not materially affect its consolidated financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of US Airways Group, Inc.’s and US Airways, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”). The information contained herein is not a comprehensive discussion and analysis of the financial condition and results of operations of the Company, but rather updates disclosures made in the 2010 Form 10-K.
Background
US Airways Group is a holding company whose primary business activity is the operation of a major network air carrier through its wholly owned subsidiaries US Airways, Piedmont Airlines, Inc. (“Piedmont”), PSA Airlines, Inc. (“PSA”), Material Services Company, Inc. (“MSC”) and Airways Assurance Limited (“AAL”).
We operate the fifth largest airline in the United States as measured by domestic revenue passenger miles (“RPMs”) and available seat miles (“ASMs”). We have hubs in Charlotte, Philadelphia and Phoenix and a focus city in Washington, D.C. at Ronald Reagan Washington National Airport. We offer scheduled passenger service on more than 3,200 flights daily to more than 200 communities in the United States, Canada, Mexico, Europe, the Middle East, the Caribbean, Central and South America. We also have an established East Coast route network, including the US Airways Shuttle service. For the three months ended March 31, 2011, we had approximately 12 million passengers boarding our mainline flights. As of March 31, 2011, we operated 340 mainline jets and are supported by our regional airline subsidiaries and affiliates operating as US Airways Express under capacity purchase agreements, which operated 231 regional jets and 50 turboprops. Our prorate carriers operated 14 turboprops and six regional jets at March 31, 2011.
The U.S. Airline Industry
In the first quarter of 2011, the U.S. airline industry faced an unexpected challenge when political unrest in the Middle East and North Africa substantially increased the cost of crude oil. Since mid-March 2011, the daily spot price for crude has consistently exceeded $100 per barrel and in April 2011 peaked as high as $112 per barrel for West Texas Intermediate (“WTI”) crude oil and $126 per barrel for Brent Crude oil. Accordingly, market prices for jet fuel, one of an airline’s largest expenses, surged as well. In the first half of April 2011, the average U.S. Gulf Coast spot market price for jet fuel was $3.25 per gallon. The Air Transport Association of America (“ATA”) estimates that if a $3 per gallon jet fuel price was sustained for 2011, it would increase the U.S. airlines’ 2011 fuel costs by $15 billion over their 2010 fuel costs of $39 billion. ATA reports that in 2010, U.S. airlines reported an estimated net profit of $3 billion representing a 2% profit margin.
The industry is responding to the significant spike in fuel costs by increasing fares. The economic recovery, which started in 2010 and continues to drive strong consumer demand for air travel, as well as the industry’s continued capacity discipline, resulted in a robust pricing environment in the first quarter of 2011. Since December 2010, U.S. airlines have been able to raise ticket prices through several major fare increases. In its most recent data available, the ATA reported that industry passenger revenues increased 10% and 13% on a year-over-year basis in January and February 2011, respectively, with February 2011 marking the 14th consecutive month of revenue growth. Increased industry yields of 7.2% and 10.8% on a year-over-year basis in January and February 2011, respectively, were the key contributors to revenue growth.
Despite the major earthquake in Japan and tsunami, which resulted in a significant drop in passenger traffic in that region, international markets continued to outperform domestic markets with respect to year-over-year improvements in revenue. ATA reported international passenger revenues grew 16% and 17% in January and February 2011, respectively, as compared to domestic revenue growth of 6.7% and 11.5%, respectively, in January and February 2011. Cargo revenues were also up in the first quarter of 2011 with greater growth internationally.
The industry also has responded to the significant spike in fuel costs by reducing capacity. Since the beginning of the year, many U.S. airlines have implemented or announced capacity reductions for 2011.
Unlike 2008, the U.S. airline industry has been able to pass on at least some of these higher costs to customers thus far in 2011. However, significant uncertainty exists as to whether the economic conditions driving passenger demand and the capacity discipline that permitted the industry to increase revenues in the first quarter of 2011 will be sufficient to continue to absorb high fuel prices. See Part II, Item 1A, “Risk Factors — Our business is dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices and significant disruptions in the supply of aircraft fuel could have a significant negative impact on our operating results and liquidity.”

US Airways Group
In the first quarter of 2011, the year-over-year growth in revenues driven by the strong pricing environment substantially offset higher costs, principally rising fuel costs. In the three months ended March 31, 2011, we realized an operating loss of $39 million as compared to an operating loss of $10 million in the 2010 period. Additionally, we continued to run one of the industry’s most reliable operations as measured by the Department of Transportation’s rankings in on-time performance, baggage handling and customer complaints ratios.
Capacity
In response to rising fuel costs, in March 2011 we announced we would reduce capacity in the fourth quarter of 2011. System capacity is now expected to be up approximately one to two percent in 2011. Mainline is forecast to be up approximately two percent, with domestic capacity expected to be up slightly and international up five percent. Express capacity is expected to be down approximately one percent.
Revenue
Mainline and Express passenger revenues increased $286 million, or 12.4%, as compared to the 2010 period. The increase in passenger revenues was driven by a 7.6% increase in yield as compared to the 2010 period. Our mainline and Express passenger revenue per available seat mile (“PRASM”) was 12.59 cents in 2011, an 8.7% increase, as compared to 11.58 cents in the 2010 period. Total revenue per available seat mile (“RASM”) was 14.42 cents in 2011 as compared to 13.35 cents in the 2010 period, representing an 8.1% improvement. Total revenues include our ancillary revenue initiatives, which generated $126 million in revenues for the first quarter of 2011, an increase of $8 million over the 2010 period.
Fuel
The average mainline and Express price per gallon of fuel was $2.88 for the first quarter of 2011 as compared to an average cost per gallon of $2.18 in the first quarter of 2010, an increase of 32.5%. Accordingly, our mainline and Express fuel expense was $976 million for the first quarter of 2011, which was 38.7% higher than the 2010 period, on a 3.4% increase in total system capacity.
Since the third quarter of 2008, we have not entered into any new transactions to hedge our fuel consumption, and we have not had any fuel hedging contracts outstanding since the third quarter of 2009.
Cost Control
We remained committed to maintaining a low cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: the health of the economy and the price of fuel. Our mainline CASM excluding special items and fuel decreased 0.12 cents, or 1.3%, from 8.88 cents in first quarter of 2010 to 8.76 cents in the first quarter of 2011. The decrease in the 2011 period was primarily due to our strong operational performance and continued cost diligence.
The following table details our mainline costs per available seat mile (“CASM”) for the three months ended March 31, 2011 and 2010:

			Percent
			Increase
	2011	2010	(Decrease)
	(In cents)
Mainline CASM excluding special items and fuel:
Total mainline CASM	13.09	12.13	7.9
Special items, net	(0.02)	(0.03)	(42.8)
Aircraft fuel and related taxes	(4.31)	(3.22)	33.7

Total mainline CASM excluding special items and fuel (1)	8.76	8.88	(1.3)

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

Customer Service
The first quarter of 2011 was another quarter of outstanding operational performance for US Airways as measured by the Department of Transportation’s (“DOT”) monthly operating performance metrics. Through February 2011, the most recently issued monthly DOT Air Travel Consumer Report, we have received two first place rankings in baggage handling and one first place ranking in on-time performance.
In addition, in April 2011, we received a first place ranking among the nation’s big hub-and spoke carriers in the annual Airline Quality Report (“AQR”). The AQR is published by teams of researchers at Wichita State University in Kansas and Purdue University in Indiana. US Airways improved its ranking among the big hub-and-spoke carriers for the fifth consecutive year, and received a 6th place overall ranking, which was up from 8th place a year ago.
We reported the following operating statistics to the DOT for mainline operations for the first quarter of 2011 and 2010:

	2011			2010			Percent Better (Worse) 2011-2010
	January	February	March (e)	January	February	March	January	February	March
On-time performance (a)	78.6	80.5	82.8	79.4	75.3	80.9	(1.0)	6.9	2.3
Completion factor (b)	95.0	97.9	99.3	97.0	92.9	98.6	(2.1)	5.4	0.7
Mishandled baggage (c)	3.04	2.52	2.42	3.45	3.22	2.92	11.9	21.7	17.1
Customer complaints (d)	1.51	1.59	1.24	2.03	1.69	1.83	25.6	5.9	32.2

(a)	Percentage of reported flight operations arriving on time as defined by the DOT.

(b)	Percentage of scheduled flight operations completed.

(c)	Rate of mishandled baggage reports per 1,000 passengers.

(d)	Rate of customer complaints filed with the DOT per 100,000 passengers.

(e)	March 2011 operating statistics are preliminary as the DOT has not issued its March 2011 Air Travel Consumer Report as of the date of this filing.
Liquidity Position
As of March 31, 2011, our cash, cash equivalents, investments in marketable securities and restricted cash were $2.46 billion, of which $345 million was restricted.

	March 31,	December 31,
	2011	2010
	(In millions)
Cash and cash equivalents	$2,073	$1,859
Long-term restricted cash	345	364
Long-term investments in marketable securities	45	57

Total cash, cash equivalents, investments in marketable securities and restricted cash	$2,463	$2,280

In the first quarter of 2011, a strong pricing environment and seasonal factors drove a $183 million improvement in our liquidity position.
Long-term restricted cash primarily includes cash collateral to secure workers’ compensation claims and credit card processing holdback requirements for advance ticket sales for which US Airways has not yet provided air transportation.
As of March 31, 2011, our investments in marketable securities included $45 million ($69 million par value) of auction rate securities that are classified as noncurrent assets on our condensed consolidated balance sheets. The reduction in long-term investments during the first quarter of 2011 was due principally to sales of $12 million of auction rate securities. Proceeds from our auction rate security sale transactions approximated the carrying amount of the investments.

2011 Outlook
Looking forward it is difficult to predict the price of oil, the pace at which the economy may continue to recover or the capacity actions of other airlines, which may impact our ability to be profitable in 2011. Over the past few years we have taken significant and decisive actions to maintain capacity that is in line with demand, realign our network to focus on key markets, introduce new revenue streams, control costs and continue our commitment to exceptional operating reliability. We will continue to evaluate our planned capacity in light of fuel prices, the state of the economy and general industry conditions.

US Airways Group’s Results of Operations
In the three months ended March 31, 2011, we realized an operating loss of $39 million and a loss before income taxes of $114 million. We experienced year-over-year growth in revenues driven by the strong pricing environment, which substantially offset higher costs, primarily rising fuel costs. Our first quarter 2011 results were also impacted by recognition of $4 million in special charges.
In the three months ended March 31, 2010, we realized an operating loss of $10 million and a loss before income taxes of $45 million. Our first quarter 2010 results were also impacted by recognition of $44 million in net special credits as follows:
•	$5 million of net special charges for aircraft costs as a result of capacity reductions; and
•	$49 million of net realized gains related to the sale of certain investments in auction rate securities, included in nonoperating expense, net.
At December 31, 2010, we had approximately $1.92 billion of gross net operating losses (“NOLs”) to reduce future federal taxable income. All of our NOLs are expected to be available to reduce federal taxable income in the calendar year 2011. The NOLs expire during the years 2024 through 2029. Our net deferred tax assets, which include $1.85 billion of the NOLs, are subject to a full valuation allowance. We also had approximately $82 million of tax-effected state NOLs at December 31, 2010. At December 31, 2010, the federal and state valuation allowances were $368 million and $62 million, respectively.
We reported a loss before income taxes in the first quarter of each of 2011 and 2010, and we did not record a tax provision in either period.

The table below sets forth our selected mainline and Express operating data:

	Three Months Ended
	March 31,		Increase
	2011	2010	(Decrease)
Mainline
Revenue passenger miles (millions) (a)	13,570	13,053	4.0%
Available seat miles (millions) (b)	17,035	16,579	2.8%
Passenger load factor (percent) (c)	79.7	78.7	1.0	pts
Yield (cents) (d)	14.00	13.01	7.6%
Passenger revenue per available seat mile (cents) (e)	11.15	10.24	8.9%
Operating cost per available seat mile (cents) (f)	13.09	12.13	7.9%
Passenger enplanements (thousands) (g)	12,504	11,985	4.3%
Departures (thousands)	112	108	3.7%
Aircraft at end of period	340	347	(2.0)%
Block hours (thousands) (h)	294	286	2.7%
Average stage length (miles) (i)	946	959	(1.3)%
Average passenger journey (miles) (j)	1,593	1,599	(0.4)%
Fuel consumption (gallons in millions)	256	247	3.7%
Average aircraft fuel price including related taxes (dollars per gallon)	2.87	2.17	32.5%
Full-time equivalent employees at end of period	30,621	30,439	0.6%

Express (k)
Revenue passenger miles (millions) (a)	2,438	2,270	7.4%
Available seat miles (millions) (b)	3,492	3,279	6.5%
Passenger load factor (percent) (c)	69.8	69.2	0.6	pts
Yield (cents) (d)	28.08	26.49	6.0%
Passenger revenue per available seat mile (cents) (e)	19.60	18.34	6.9%
Operating cost per available seat mile (cents) (f)	22.06	19.80	11.4%
Passenger enplanements (thousands) (g)	6,347	5,946	6.7%
Aircraft at end of period	281	282	(0.4)%
Fuel consumption (gallons in millions)	83	77	7.6%
Average aircraft fuel price including related taxes (dollars per gallon)	2.92	2.20	32.6%

Total Mainline and Express
Revenue passenger miles (millions) (a)	16,008	15,323	4.5%
Available seat miles (millions) (b)	20,527	19,858	3.4%
Passenger load factor (percent) (c)	78.0	77.2	0.8	pts
Yield (cents) (d)	16.14	15.01	7.6%
Passenger revenue per available seat mile (cents) (e)	12.59	11.58	8.7%
Total revenue per available seat mile (cents) (l)	14.42	13.35	8.1%
Passenger enplanements (thousands) (g)	18,851	17,931	5.1%
Aircraft at end of period	621	629	(1.3)%
Fuel consumption (gallons in millions)	339	324	4.6%
Average aircraft fuel price including related taxes (dollars per gallon)	2.88	2.18	32.5%

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. One RPM represents one passenger flown one mile.

(b)	Available seat mile (“ASM”) — A basic measure of production. One ASM represents one seat flown one mile.

(c)	Passenger load factor — The percentage of available seats that are filled with revenue passengers.

(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by RPMs and expressed in cents per mile.

(e)	Passenger revenue per available seat mile (“PRASM”) — Passenger revenues divided by ASMs.

(f)	Operating cost per available seat mile (“CASM”) — Operating expenses divided by ASMs.

(g)	Passenger enplanements — The number of passengers on board an aircraft, including local, connecting and through passengers.

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
Three Months Ended March 31, 2011
Compared with the
Three Months Ended March 31, 2010
Operating Revenues:

			Percent
			Increase
	2011	2010	(Decrease)
	(In millions)
Operating revenues:
Mainline passenger	$1,900	$1,698	11.9
Express passenger	685	601	13.8
Cargo	43	33	30.2
Other	333	319	4.9

Total operating revenues	$2,961	$2,651	11.7

Total operating revenues in the first quarter of 2011 were $2.96 billion as compared to $2.65 billion in the 2010 period, an increase of $310 million, or 11.7%. Significant changes in the components of operating revenues are as follows:
•
Mainline passenger revenues were $1.90 billion in the first quarter of 2011 as compared to $1.70 billion in the 2010 period. Mainline RPMs increased 4.0% as mainline capacity, as measured by ASMs, increased 2.8%, resulting in a 1.0 point increase in load factor to 79.7%. Mainline passenger yield increased 7.6% to 14.00 cents in the first quarter of 2011 from 13.01 cents in the 2010 period. Mainline PRASM increased 8.9% to 11.15 cents in the first quarter of 2011 from 10.24 cents in the 2010 period. These increases in mainline yield and PRASM were due principally to the strong pricing environment driven by the economic recovery and continued industry capacity discipline.

•
Express passenger revenues were $685 million in the first quarter of 2011, an increase of $84 million from the 2010 period. Express RPMs increased 7.4% as Express capacity, as measured by ASMs, increased 6.5%, resulting in a 0.6 point increase in load factor to 69.8%. Express passenger yield increased by 6.0% to 28.08 cents in the first quarter of 2011 from 26.49 cents in the 2010 period. Express PRASM increased 6.9% to 19.60 cents in the first quarter of 2011 from 18.34 cents in the 2010 period. The increases in Express yield and PRASM were the result of the same strong pricing environment discussed in mainline passenger revenues above.

•
Cargo revenues were $43 million in the first quarter of 2011, an increase of $10 million, or 30.2%, from the 2010 period. The increase in cargo revenues was driven primarily by an increase in yield as well as an increase in international freight volume as a result of the improved economic environment.

Operating Expenses:

			Percent
			Increase
	2011	2010	(Decrease)
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$734	$534	37.4
Salaries and related costs	573	556	3.1
Aircraft rent	164	171	(4.1)
Aircraft maintenance	163	157	4.2
Other rent and landing fees	129	134	(4.2)
Selling expenses	100	95	5.8
Special items, net	3	5	(41.2)
Depreciation and amortization	60	61	(1.2)
Other	304	298	1.5

Total mainline operating expenses	2,230	2,011	10.8
Express expenses:
Fuel	242	170	42.7
Other	528	480	10.2

Total Express expenses	770	650	18.7

Total operating expenses	$3,000	$2,661	12.8

Total operating expenses were $3.00 billion in the first quarter of 2011, an increase of $339 million, or 12.8%, compared to the 2010 period.
Mainline Operating Expenses:
Mainline operating expenses were $2.23 billion in the first quarter of 2011, an increase of $219 million, or 10.8%, from the 2010 period, while mainline capacity increased 2.8%.
Our mainline CASM excluding special items and fuel decreased 0.12 cents, or 1.3%, from 8.88 cents in the first quarter of 2010 to 8.76 cents in the first quarter of 2011. The decrease in the 2011 period was primarily due to our strong operational performance and continued cost diligence.
The table below sets forth the major components of our total mainline CASM and our mainline CASM excluding special items and fuel for the three months ended March 31, 2011 and 2010:

			Percent
			Increase
	2011	2010	(Decrease)
	(In cents)
Mainline CASM:
Aircraft fuel and related taxes	4.31	3.22	33.7
Salaries and related costs	3.36	3.35	0.3
Aircraft rent	0.96	1.03	(6.7)
Aircraft maintenance	0.96	0.95	1.4
Other rent and landing fees	0.76	0.81	(6.7)
Selling expenses	0.59	0.57	3.0
Special items, net	0.02	0.03	(42.8)
Depreciation and amortization	0.35	0.37	(3.9)
Other	1.78	1.80	(1.2)

Total mainline CASM	13.09	12.13	7.9
Special items, net	(0.02)	(0.03)
Aircraft fuel and related taxes	(4.31)	(3.22)

Total mainline CASM excluding special items and fuel (1)	8.76	8.88	(1.3)

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

Significant changes in the components of mainline operating expense per ASM are as follows:
•	Aircraft fuel and related taxes per ASM increased 33.7% primarily due to a 32.5% increase in the average price per gallon of fuel to $2.87 in the first quarter of 2011 from $2.17 in the 2010 period.
•	Aircraft rent per ASM decreased 6.7% primarily due to a decrease in the average number of leased aircraft in the first quarter of 2011 as compared to the 2010 period.
•	Other rent and landing fees per ASM decreased 6.7% primarily due to the timing of annually determined rent credits received at certain airport stations.
Express Operating Expenses:
Total Express expenses increased $120 million, or 18.7%, in the first quarter of 2011 to $770 million from $650 million in the 2010 period. The period-over-period increase was primarily due to a $72 million, or 42.7%, increase in fuel costs. Increased fuel costs were primarily the result of a 32.6% increase in the average price per gallon of fuel to $2.92 in the first quarter of 2011 from $2.20 in the 2010 period. Other Express expenses increased $48 million, or 10.2%, while Express capacity increased 6.5%, due primarily to an increase in maintenance expenses due principally to increases in the number of engine overhauls performed.
Nonoperating Income (Expense):

			Percent
			Increase
	2011	2010	(Decrease)
	(In millions)
Nonoperating income (expense):
Interest income	$1	$5	(74.6)
Interest expense, net	(77)	(82)	(6.0)
Other, net	1	42	(98.8)

Total nonoperating expense, net	$(75)	$(35)	nm

Net nonoperating expense increased $40 million in the first quarter of 2011 to $75 million from $35 million in the 2010 period. The period-over-period increase was primarily due to $49 million of net realized gains related to the sale of certain investments in auction rate securities recorded in the 2010 period.

US Airways’ Results of Operations
In the three months ended March 31, 2011, US Airways realized an operating loss of $30 million and a loss before income taxes of $83 million. US Airways experienced year-over-year growth in revenues driven by the strong pricing environment, which substantially offset higher costs, primarily rising fuel costs. US Airways’ first quarter 2011 results were also impacted by recognition of $3 million in special charges.
In the three months ended March 31, 2010, US Airways realized an operating loss of $10 million and a loss before income taxes of $23 million. US Airways’ first quarter 2010 results were also impacted by recognition of $44 million in net special credits as follows:
•	$5 million of net special charges for aircraft costs as a result of capacity reductions; and
•	$49 million of net realized gains related to the sale of certain investments in auction rate securities, included in nonoperating expense, net.
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
US Airways reported a loss before income taxes in the first quarter of each of 2011 and 2010, and US Airways did not record a tax provision in either period.

The table below sets forth US Airways’ selected mainline and Express operating data:

	Three Months Ended
	March 31,		Increase
	2011	2010	(Decrease)
Mainline
Revenue passenger miles (millions) (a)	13,570	13,053	4.0%
Available seat miles (millions) (b)	17,035	16,579	2.8%
Passenger load factor (percent) (c)	79.7	78.7	1.0	pts
Yield (cents) (d)	14.00	13.01	7.6%
Passenger revenue per available seat mile (cents) (e)	11.15	10.24	8.9%
Aircraft at end of period	340	347	(2.0)%
Fuel consumption (gallons in millions)	256	247	3.7%
Average aircraft fuel price including related taxes (dollars per gallon)	2.87	2.17	32.5%

Express (f)
Revenue passenger miles (millions) (a)	2,438	2,270	7.4%
Available seat miles (millions) (b)	3,492	3,279	6.5%
Passenger load factor (percent) (c)	69.8	69.2	0.6	pts
Yield (cents) (d)	28.08	26.49	6.0%
Passenger revenue per available seat mile (cents) (e)	19.60	18.34	6.9%
Aircraft at end of period	281	282	(0.4)%
Fuel consumption (gallons in millions)	83	77	7.6%
Average aircraft fuel price including related taxes (dollars per gallon)	2.92	2.20	32.5%

Total Mainline and Express
Revenue passenger miles (millions) (a)	16,008	15,323	4.5%
Available seat miles (millions) (b)	20,527	19,858	3.4%
Passenger load factor (percent) (c)	78.0	77.2	0.8	pts
Yield (cents) (d)	16.14	15.01	7.6%
Passenger revenue per available seat mile (cents) (e)	12.59	11.58	8.7%
Total revenue per available seat mile (cents) (g)	14.58	13.52	7.9%
Aircraft at end of period	621	629	(1.3)%
Fuel consumption (gallons in millions)	339	324	4.6%
Average aircraft fuel price including related taxes (dollars per gallon)	2.89	2.18	32.5%

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. One RPM represents one passenger flown one mile.

(b)	Available seat mile (“ASM”) — A basic measure of production. One ASM represents one seat flown one mile.

(c)	Passenger load factor — The percentage of available seats that are filled with revenue passengers.

(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by RPMs and expressed in cents per mile.

(e)	Passenger revenue per available seat mile (“PRASM”) — Passenger revenues divided by ASMs.

(f)
Express statistics include Piedmont and PSA, as well as operating and financial results from capacity purchase agreements with Air Wisconsin Airlines Corporation, Republic Airline Inc., Mesa Airlines, Inc. and Chautauqua Airlines, Inc.

(g)	Total revenue per available seat mile (“RASM”) — Total revenues divided by total mainline and Express ASMs.

Three Months Ended March 31, 2011
Compared with the
Three Months Ended March 31, 2010
Operating Revenues:

			Percent
			Increase
	2011	2010	(Decrease)
	(In millions)
Operating revenues:
Mainline passenger	$1,900	$1,698	11.9
Express passenger	685	601	13.8
Cargo	43	33	30.2
Other	366	353	4.1

Total operating revenues	$2,994	$2,685	11.5

Total operating revenues in the first quarter of 2011 were $2.99 billion as compared to $2.69 billion in the 2010 period, an increase of $309 million, or 11.5%. Significant changes in the components of operating revenues are as follows:
•
Mainline passenger revenues were $1.90 billion in the first quarter of 2011 as compared to $1.70 billion in the 2010 period. Mainline RPMs increased 4.0% as mainline capacity, as measured by ASMs, increased 2.8%, resulting in a 1.0 point increase in load factor to 79.7%. Mainline passenger yield increased 7.6% to 14.00 cents in the first quarter of 2011 from 13.01 cents in the 2010 period. Mainline PRASM increased 8.9% to 11.15 cents in the first quarter of 2011 from 10.24 cents in the 2010 period. These increases in mainline yield and PRASM were due principally to the strong pricing environment driven by the economic recovery and continued industry capacity discipline.

•
Express passenger revenues were $685 million in the first quarter of 2011, an increase of $84 million from the 2010 period. Express RPMs increased 7.4% as Express capacity, as measured by ASMs, increased 6.5%, resulting in a 0.6 point increase in load factor to 69.8%. Express passenger yield increased by 6.0% to 28.08 cents in the first quarter of 2011 from 26.49 cents in the 2010 period. Express PRASM increased 6.9% to 19.60 cents in the first quarter of 2011 from 18.34 cents in the 2010 period. The increases in Express yield and PRASM were the result of the same strong pricing environment discussed in mainline passenger revenues above.

•
Cargo revenues were $43 million in the first quarter of 2011, an increase of $10 million, or 30.2%, from the 2010 period. The increase in cargo revenues was driven primarily by an increase in yield as well as an increase in international freight volume as a result of the improved economic environment.

Operating Expenses:

			Percent
			Increase
	2011	2010	(Decrease)
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$734	$534	37.4
Salaries and related costs	573	556	3.1
Aircraft rent	164	171	(4.1)
Aircraft maintenance	163	157	4.2
Other rent and landing fees	129	134	(4.2)
Selling expenses	100	95	5.8
Special items, net	3	5	(41.2)
Depreciation and amortization	62	63	(1.2)
Other	309	305	1.0

Total mainline operating expenses	2,237	2,020	10.7
Express expenses:
Fuel	243	170	42.6
Other	544	505	7.9

Total Express expenses	787	675	16.7

Total operating expenses	$3,024	$2,695	12.2

Total operating expenses were $3.02 billion in the first quarter of 2011, an increase of $329 million, or 12.2%, compared to the 2010 period.
Mainline Operating Expenses:
Mainline operating expenses were $2.24 billion in the first quarter of 2011, an increase of $217 million, or 10.7%, from the 2010 period, while mainline capacity increased 2.8%.
Significant changes in the components of mainline operating expenses are as follows:
•	Aircraft fuel and related taxes increased 37.4% primarily due to a 32.5% increase in the average price per gallon of fuel to $2.87 in the first quarter of 2011 from $2.17 in the 2010 period.
•	Selling expenses increased 5.8% primarily due to higher credit card fees and commissions paid as a result of the increase in passenger revenues in 2011.
Express Operating Expenses:
Total Express expenses increased $112 million, or 16.7%, in the first quarter of 2011 to $787 million from $675 million in the 2010 period. The period-over-period increase was primarily due to a $73 million, or 42.6%, increase in fuel costs. Increased fuel costs were primarily the result of a 32.5% increase in the average price per gallon of fuel to $2.92 in the first quarter of 2011 from $2.20 in the 2010 period. Other Express expenses increased $39 million, or 7.9%, while Express capacity increased 6.5%, due primarily to an increase in amounts paid under capacity purchase agreements with US Airways Group’s wholly owned Express carriers.

Nonoperating Income (Expense):

			Percent
			Increase
	2011	2010	(Decrease)
	(In millions)
Nonoperating income (expense):
Interest income	$1	$5	(74.6)
Interest expense, net	(53)	(59)	(9.5)
Other, net	(1)	41	nm

Total nonoperating expense, net	$(53)	$(13)	nm

Net nonoperating expense increased $40 million in the first quarter of 2011 to $53 million from $13 million in the 2010 period. The period-over-period increase was primarily due to $49 million of net realized gains related to the sale of certain investments in auction rate securities recorded in the 2010 period.

Liquidity and Capital Resources
As of March 31, 2011, our cash, cash equivalents, investments in marketable securities and restricted cash were $2.46 billion, of which $345 million was restricted. Our investments in marketable securities included $45 million of auction rate securities at fair value ($69 million par value) that are classified as noncurrent assets on our condensed consolidated balance sheets. Refer to Note 7, “Investments in Marketable Securities” in Part I, Items 1A and 1B, respectively, of this report for additional information on our auction rate securities.
Sources and Uses of Cash
US Airways Group
Net cash provided by operating activities was $345 million and $199 million for the first three months of 2011 and 2010, respectively, a period-over-period improvement of $146 million. A strong pricing environment and seasonal factors drove the improvement in operating cash flows.
Net cash used in investing activities was $9 million for the first three months of 2011 as compared to net cash provided by investing activities of $92 million for the first three months of 2010. Principal investing activities in the 2011 period included expenditures for property and equipment totaling $40 million, offset in part by a $19 million decrease in restricted cash and proceeds from sales of auction rate securities of $12 million. Principal investing activities in the 2010 period included proceeds from sales of auction rate securities of $132 million and a $38 million decrease in restricted cash. These cash inflows were offset in part by expenditures for property and equipment totaling $78 million, primarily related to the purchase of Airbus aircraft. Restricted cash decreased primarily due to a change in the amount of holdback held by certain credit card processors for advance ticket sales for which US Airways had not yet provided air transportation.
Net cash used in financing activities was $122 million and $58 million for the first three months of 2011 and 2010, respectively. Principal financing activities in the 2011 period included debt repayments of $128 million. Principal financing activities in the 2010 period included debt repayments of $135 million and proceeds from the issuance of debt of $80 million, which primarily included the financing associated with the purchase of Airbus aircraft.
US Airways
Net cash provided by operating activities was $324 million and $231 million for the first three months of 2011 and 2010, respectively, a period-over-period improvement of $93 million. A strong pricing environment and seasonal factors drove the improvement in operating cash flows. US Airways’ operating cash flow was also impacted by net intercompany cash transfers to US Airways Group.
Net cash used in investing activities was $7 million for the first three months of 2011 as compared to net cash provided by investing activities of $96 million for the first three months of 2010. Principal investing activities in the 2011 period included expenditures for property and equipment totaling $38 million, offset in part by a $19 million decrease in restricted cash and proceeds from sales of auction rate securities of $12 million. Principal investing activities in the 2010 period included proceeds from sales of auction rate securities of $132 million and a $38 million decrease in restricted cash. These cash inflows were offset in part by expenditures for property and equipment totaling $74 million, primarily related to the purchase of Airbus aircraft. Restricted cash decreased primarily due to a change in the amount of holdback held by certain credit card processors for advance ticket sales for which US Airways had not yet provided air transportation.
Net cash used in financing activities was $106 million and $42 million for the first three months of 2011 and 2010, respectively. Principal financing activities in the 2011 period included debt repayments of $112 million. Principal financing activities in the 2010 period included debt repayments of $119 million and proceeds from the issuance of debt of $80 million, which primarily included the financing associated with the purchase of Airbus aircraft.

Commitments
As of March 31, 2011, we had $4.50 billion of long-term debt and capital leases (including current maturities and before discount on debt). The information contained herein is not a comprehensive discussion and analysis of our commitments, but rather updates disclosures made in the 2010 Form 10-K.
Citicorp Credit Facility
On March 23, 2007, US Airways Group entered into a term loan credit facility (the “Citicorp credit facility”) with Citicorp North America, Inc., as administrative agent, and a syndicate of lenders pursuant to which US Airways Group borrowed an aggregate principal amount of $1.6 billion. US Airways and certain other subsidiaries of US Airways Group are guarantors of the Citicorp credit facility.
The Citicorp credit facility bears interest at an index rate plus an applicable index margin or, at our option, LIBOR plus an applicable LIBOR margin for interest periods of one, two, three or six months. The applicable index margin, subject to adjustment, is 1.00%, 1.25% or 1.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or greater than $1 billion, respectively. The applicable LIBOR margin, subject to adjustment, is 2.00%, 2.25% or 2.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or greater than $1 billion, respectively. In addition, interest on the Citicorp credit facility may be adjusted based on the credit rating for the Citicorp credit facility as follows: (i) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least one subgrade better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be the lower of 2.25% and the rate otherwise applicable based upon the adjusted Citicorp credit facility balance and (B) the applicable index margin will be the lower of 1.25% and the rate otherwise applicable based upon the Citicorp credit facility principal balance, and (ii) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least two subgrades better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be 2.00% and (B) the applicable index margin will be 1.00%. As of March 31, 2011, the interest rate on the Citicorp credit facility was 2.75% based on a 2.50% LIBOR margin.
The Citicorp credit facility matures on March 23, 2014, and is repayable in seven annual installments with each of the first six installments to be paid on each anniversary of the closing date in an amount equal to 1% of the initial aggregate principal amount of the loan and the final installment to be paid on the maturity date in the amount of the full remaining balance of the loan.
In addition, the Citicorp credit facility requires certain mandatory prepayments upon the occurrence of specified events, establishes certain financial covenants, including minimum cash requirements and maintenance of certain minimum ratios, contains customary affirmative covenants and negative covenants and contains customary events of default. The Citicorp credit facility requires us to maintain consolidated unrestricted cash and cash equivalents of not less than $850 million, with not less than $750 million (subject to partial reductions upon certain reductions in the outstanding principal amount of the loan) of that amount held in accounts subject to control agreements, which would become restricted for use by us if certain adverse events occur per the terms of the agreement. In addition, the Citicorp credit facility provides that we may issue debt in the future with a second lien on the assets pledged as collateral under the Citicorp credit facility. The principal amount outstanding under the Citicorp credit facility was $1.14 billion as of March 31, 2011. As of March 31, 2011, we were in compliance with all debt covenants under the Citicorp credit facility.
Credit Card Processing Agreements
We have agreements with companies that process customer credit card transactions for the sale of air travel and other services. Credit card processors have financial risk associated with tickets purchased for travel because, although the processor generally forwards the cash related to the purchase to us soon after the purchase is completed, the air travel generally occurs after that time, and the processor may have liability if we do not ultimately provide the air travel. Our agreements allow these processing companies, under certain conditions, to hold an amount of our cash (referred to as a “holdback”) equal to a portion of advance ticket sales that have been processed by that company, but for which we have not yet provided the air transportation. These holdback requirements can be modified at the discretion of the processing companies, up to the estimated liability for future air travel purchased with the respective credit cards, upon the occurrence of specified events, including material adverse changes in our financial condition. The amount that the processing companies may withhold also varies as a result of changes in financial risk due to seasonal fluctuations in ticket volume. Additional holdback requirements will reduce our liquidity in the form of unrestricted cash and short-term investments by the amount of the holdbacks. These holdback amounts are reflected on our condensed consolidated balance sheet as restricted cash.

Aircraft and Engine Purchase Commitments
US Airways has definitive purchase agreements with Airbus for the acquisition of 134 aircraft, including 97 single-aisle A320 family aircraft and 37 widebody aircraft (comprised of 22 A350 XWB aircraft and 15 A330-200 aircraft). Since 2008, when deliveries commenced under the purchase agreements, we have taken delivery of 34 aircraft through March 31, 2011, which includes four A320 aircraft, 23 A321 aircraft and seven A330-200 aircraft. US Airways plans to take delivery of 12 A320 family aircraft in the second half of 2011 and an additional 12 A320 family aircraft in 2012. The remaining 46 A320 family aircraft are scheduled to be delivered between 2013 and 2015. In addition, US Airways plans to take delivery of the eight remaining A330-200 aircraft in 2013 and 2014. Deliveries of the 22 A350 XWB aircraft are scheduled to begin in 2017 and extend through 2019.
US Airways has agreements for the purchase of eight new IAE V2500-A5 spare engines scheduled for delivery through 2014 for use on the A320 family fleet, three new Trent 700 spare engines scheduled for delivery through 2013 for use on the A330-200 fleet and three new Trent XWB spare engines scheduled for delivery in 2017 through 2019 for use on the A350 XWB aircraft. US Airways has taken delivery of two of the Trent 700 spare engines and one of the V2500-A5 spare engines through March 31, 2011.
Under all of our aircraft and engine purchase agreements, our total future commitments as of March 31, 2011 are expected to be approximately $5.94 billion through 2019, which includes predelivery deposits and payments. We have financing commitments for all Airbus aircraft scheduled for delivery in 2011 and 2012. See Part II, Item 1A, “Risk Factors — Increased costs of financing, a reduction in the availability of financing and fluctuations in interest rates could adversely affect our liquidity, operating expenses and results” and “Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions.”
Covenants and Credit Rating
In addition to the minimum cash balance requirements, our long-term debt agreements contain various negative covenants that restrict or limit our actions, including our ability to pay dividends or make other restricted payments. Our long-term debt agreements also generally contain cross-default provisions, which may be triggered by defaults by us under other agreements relating to indebtedness. See Part II, Item 1A, “Risk Factors — Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions” and “Any failure to comply with the liquidity covenants contained in our financing arrangements would likely have a material adverse effect on our business, financial condition and results of operations.” As of March 31, 2011, we and our subsidiaries were in compliance with the covenants in our long-term debt agreements.
The following table details our credit ratings as of March 31, 2011:

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
There have been no material changes in our off-balance sheet arrangements as set forth in our 2010 Form 10-K.

Contractual Obligations
The following table provides details of our future cash contractual obligations as of March 31, 2011 (in millions):

	Payments Due by Period
	2011	2012	2013	2014	2015	Thereafter	Total
US Airways Group (1)
Debt (2)	$—	$116	$116	$1,276	$—	$35	$1,543
Interest obligations (3)	42	54	48	24	3	23	194
US Airways (4)
Debt and capital lease obligations (5) (6)	269	348	307	279	279	1,474	2,956
Interest obligations (3) (6)	111	138	117	99	101	308	874
Aircraft purchase and operating lease commitments (7)	1,225	1,563	1,902	1,608	1,021	4,766	12,085
Regional capacity purchase agreements (8)	739	993	995	1,000	882	1,361	5,970
Other US Airways Group subsidiaries (9)	8	9	8	6	1	—	32

Total	$2,394	$3,221	$3,493	$4,292	$2,287	$7,967	$23,654

(1)	These commitments represent those entered into by US Airways Group.

(2)	Excludes $127 million of unamortized debt discount as of March 31, 2011.

(3)	For variable-rate debt, future interest obligations are shown above using interest rates in effect as of March 31, 2011.

(4)	These commitments represent those entered into by US Airways.

(5)	Excludes $79 million of unamortized debt discount as of March 31, 2011.

(6)
Includes $783 million of future principal payments and $323 million of future interest payments as of March 31, 2011, respectively, related to pass through trust certificates, or EETCs, associated with mortgage financings for the purchase of certain aircraft.

(7)	Includes $2.83 billion of future minimum lease payments related to EETC leveraged leased financings of certain aircraft as of March 31, 2011.

(8)	Represents minimum payments under capacity purchase agreements with third-party Express carriers.

(9)	Represents operating lease commitments entered into by US Airways Group’s other airline subsidiaries, Piedmont and PSA.
We expect to fund these cash obligations from funds provided by operations and future financings, if necessary. The cash available to us from these sources, however, may not be sufficient to cover these cash obligations because economic factors may reduce the amount of cash generated by operations or increase our costs. For instance, an economic downturn or general global instability caused by military actions, terrorism, disease outbreaks and natural disasters could reduce the demand for air travel, which would reduce the amount of cash generated by operations. An increase in our costs, either due to an increase in borrowing costs caused by a reduction in our credit rating or a general increase in interest rates or due to an increase in the cost of fuel, maintenance, aircraft and aircraft engines and parts, could decrease the amount of cash available to cover the cash obligations. Moreover, the Citicorp credit facility, our amended credit card agreement with Barclays Bank Delaware and certain of our other financing arrangements contain significant minimum cash balance requirements. As a result, we cannot use all of our available cash to fund operations, capital expenditures and cash obligations without violating these requirements.

Critical Accounting Policies and Estimates
In the first quarter of 2011, there were no changes to our critical accounting policies and estimates from those disclosed in the consolidated financial statements and accompanying notes contained in our 2010 Form 10-K.
Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements.” ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. Our multiple-deliverable revenue arrangements consist principally of sales of frequent flyer program mileage credits to business partners, which are comprised of two components, transportation and marketing. We were required to adopt and apply ASU No. 2009-13 to any new or materially modified multiple deliverable revenue arrangements entered into on or after January 1, 2011. We adopted ASU No. 2009-13 on January 1, 2011, and its application has had no material impact on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Sensitive Instruments
Our primary market risk exposures include commodity price risk (i.e., the price paid to obtain aviation fuel) and interest rate risk. Our exposure to market risk from changes in commodity prices and interest rates has not changed materially from our exposure discussed in our 2010 Form 10-K except as updated below.
Commodity price risk
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
Interest rate risk
Our exposure to interest rate risk relates primarily to our cash equivalents, investment portfolios and variable-rate debt obligations. At March 31, 2011, our variable-rate long-term debt obligations of approximately $2.90 billion represented approximately 65% of our total long-term debt. If interest rates increased 10% in 2011, the impact on our results of operations would be approximately $11 million of additional interest expense.

Item 4.	Controls and Procedures
Evaluation of disclosure controls and procedures.
An evaluation was performed under the supervision and with the participation of US Airways Group’s and US Airways’ management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2011. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2011.
Changes in internal control over financial reporting.
There has been no change to US Airways Group’s or US Airways’ internal control over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, US Airways Group’s or US Airways’ internal control over financial reporting.
Limitation on the effectiveness of controls.
We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO believe that our disclosure controls and procedures were effective at the “reasonable assurance” level as of March 31, 2011.

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
On April 21, 2011, US Airways filed an antitrust lawsuit against Sabre Holdings Corporation and certain of its affiliates (collectively, “Sabre”) in Federal District Court for the Southern District of New York. The lawsuit alleges, among other things, that Sabre has engaged in anticompetitive practices to preserve its monopoly power by restricting US Airways’ ability to distribute its products to its customers. The lawsuit also alleges that these actions have prevented US Airways from employing new competing technologies and has allowed Sabre to continue to charge US Airways supracompetitive fees. The lawsuit seeks both injunctive relief and money damages. US Airways intends to pursue these claims vigorously, but there can be no assurance of the outcome of this litigation.
We are defendants in various other pending lawsuits and proceedings, and from time to time are subject to other claims arising in the normal course of our business, many of which are covered in whole or in part by insurance. The outcome of those matters cannot be predicted with certainty at this time, but we, having consulted with outside counsel, believe that the ultimate disposition of these contingencies will not materially affect our consolidated financial position or results of operations.

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
A significant portion of our regional operations are conducted by third-party operators on our behalf, primarily under capacity purchase agreements. Due to our reliance on third parties to provide these essential services, we are subject to the risks of disruptions to their operations, which may result from many of the same risk factors disclosed in this report, such as the impact of current economic conditions, and other risk factors, such as a bankruptcy restructuring of any of the regional operators. We may also experience disruption to our regional operations if we terminate the capacity purchase agreement with one or more of our current operators and transition the services to another provider. As our regional segment provides revenues to us directly and indirectly (by providing flow traffic to our hubs), any significant disruption to our regional operations would have a material adverse effect on our business, financial condition and results of operations.

In January 2010, Mesa Air Group, Inc. and certain of its subsidiaries, including Mesa Airlines, Inc., filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. At December 31, 2010, Mesa operated 51 aircraft for our Express passenger operations, representing over $500 million in annual passenger revenues to us in 2010. In November 2010, we signed an agreement for an extension of 39 months on average from the current scheduled expiration of June 30, 2012, for the operation of 38 CRJ900 aircraft by Mesa under the companies’ codeshare and revenue sharing agreement, which agreement was approved by the U.S. Bankruptcy Court. The remaining 13 aircraft were not extended. Mesa Air Group, Inc. emerged from bankruptcy in March 2011.
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
We rely on third party distribution channels, including those provided by or through global distribution systems, or GDSs (e.g., Amadeus, Sabre and Travelport), conventional travel agents and online travel agents, or OTAs (e.g., Expedia, Orbitz and Travelocity), to distribute a significant portion of our airline tickets and we expect in the future to continue to rely on these channels and hope eventually to use them to distribute and collect revenues for ancillary products (e.g., fees for selective seating). These distribution channels are more expensive and at present have less functionality in respect of ancillary product offerings than those we operate ourselves, such as our call centers and our website. Certain of these distribution channels also effectively restrict the manner in which we distribute our products generally. To remain competitive, we will need to manage successfully our distribution costs and rights, increase our distribution flexibility and improve the functionality of third party distribution channels, while maintaining an industry-competitive cost structure. Several of our distribution agreements with key GDSs and OTAs are due to expire in the relatively near term and will therefore require that we negotiate renewals or extensions. These negotiations have in the past and could in the future be contentious, result in diminished or less favorable terms for the distribution of our tickets and ancillary products, and not result in our obtaining the functionality we require to maximize ancillary revenues. Any inability to manage our third party distribution costs, rights and functionality at a competitive level or any material diminishment or disruption in the distribution of our tickets could have a material adverse effect on our competitive position and our results of operations.
Further, on April 21, 2011, we filed an antitrust lawsuit against Sabre in Federal District Court for the Southern District of New York. The lawsuit alleges, among other things, that Sabre has engaged in anticompetitive practices to preserve its monopoly power by restricting our ability to distribute our products to our customers. The lawsuit also alleges that these actions have prevented us from employing new competing technologies and has allowed Sabre to continue to charge us supracompetitive fees. The lawsuit seeks both injunctive relief and money damages. We intend to pursue these claims vigorously, but there can be no assurance of the outcome of this litigation.
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
The FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures or operational restrictions. Some FAA requirements cover, among other things, retirement and maintenance of older aircraft, security measures, collision avoidance systems, airborne windshear avoidance systems, noise abatement, other environmental concerns, fuel tank inerting, crew scheduling, aircraft operation and safety and increased inspections and maintenance procedures to be conducted on older aircraft. Our failure to timely comply with these requirements can result in fines and other enforcement actions by the FAA or other regulators. For example, on October 14, 2009, the FAA proposed a fine of $5.4 million with respect to certain alleged violations and we are in discussions with the agency regarding resolution of this matter. Additionally, new proposals by the FAA to further regulate flight crew duty times could increase our costs and reduce staffing flexibility.

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

We are also subject to other environmental laws and regulations, including those that require us to remediate soil or groundwater to meet certain objectives. Under federal law, generators of waste materials, and owners or operators of facilities, can be subject to liability for investigation and remediation costs at locations that have been identified as requiring response actions. We have liability for such costs at various sites, although the future costs associated with the remediation efforts are currently not expected to have a material adverse effect on our business.
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
California is in the process of implementing environmental provisions aimed at limiting emissions from motorized vehicles, which may include some airline belt loaders and tugs and require a change of ground service vehicles. The future costs associated with replacing some or all of our ground fleets in California cities are currently not expected to have a material adverse effect on our business.
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
The exhibits listed in the Exhibit Index following the signature pages to this report are filed as part of this report.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

US Airways Group, Inc. (Registrant)
Date: April 25, 2011	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

US Airways, Inc. (Registrant)
Date: April 25, 2011	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

10.1	2011 Annual Incentive Program Under 2008 Equity Incentive Plan.†

10.2	2011 Long Term Incentive Performance Program Under 2008 Equity Incentive Plan.†

31.1	Certification of US Airways Group’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of US Airways Group’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of US Airways’ Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.4	Certification of US Airways’ Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of US Airways Group’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of US Airways’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

†	Management contract or compensatory plan or arrangement.