Form 10-Q
period 2011-06-30
US AIRWAYS GROUP INC; US AIRWAYS INC
filed 2011-07-21
CIK 701345, 714560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011
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
As of July 15, 2011, there were approximately 162,082,473 shares of US Airways Group, Inc. common stock outstanding.
As of July 15, 2011, US Airways, Inc. had 1,000 shares of common stock outstanding, all of which were held by US Airways Group, Inc.

US Airways Group, Inc.
US Airways, Inc.
Form 10-Q
Quarterly Period Ended June 30, 2011

Page

Part I. Financial Information

Item 1A. Condensed Consolidated Financial Statements of US Airways Group, Inc.

Condensed Consolidated Statements of Operations	5

Condensed Consolidated Balance Sheets	6

Condensed Consolidated Statements of Cash Flows	7

Notes to the Condensed Consolidated Financial Statements	8

Item 1B. Condensed Consolidated Financial Statements of US Airways, Inc.

Condensed Consolidated Statements of Operations	16

Condensed Consolidated Balance Sheets	17

Condensed Consolidated Statements of Cash Flows	18

Notes to the Condensed Consolidated Financial Statements	19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3. Quantitative and Qualitative Disclosures about Market Risk	53

Item 4. Controls and Procedures	54

Part II. Other Information

Item 1. Legal Proceedings	55

Item 1A. Risk Factors	55

Item 6. Exhibits	66

Signatures

Exhibit 2.1
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
US Airways Group, Inc.
Condensed Consolidated Statements of Operations
(In millions, except share and per share amounts)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Operating revenues:
Mainline passenger	$2,280	$2,036	$4,180	$3,735
Express passenger	835	767	1,520	1,368
Cargo	43	37	86	69
Other	345	331	678	649

Total operating revenues	3,503	3,171	6,464	5,821
Operating expenses:
Aircraft fuel and related taxes	948	616	1,682	1,151
Salaries and related costs	577	573	1,149	1,128
Express expenses	811	683	1,583	1,333
Aircraft rent	163	169	327	340
Aircraft maintenance	181	162	344	319
Other rent and landing fees	145	135	274	270
Selling expenses	120	107	220	201
Special items, net	6	(9)	9	(4)
Depreciation and amortization	59	63	119	124
Other	316	301	619	598

Total operating expenses	3,326	2,800	6,326	5,460

Operating income	177	371	138	361
Nonoperating income (expense):
Interest income	1	3	2	9
Interest expense, net	(79)	(86)	(156)	(168)
Other, net	(7)	(9)	(7)	33

Total nonoperating expense, net	(85)	(92)	(161)	(126)

Income (loss) before income taxes	92	279	(23)	235
Income tax provision	—	—	—	—

Net income (loss)	$92	$279	$(23)	$235

Earnings (loss) per common share:
Basic earnings (loss) per common share	$0.57	$1.73	$(0.14)	$1.46
Diluted earnings (loss) per common share	$0.49	$1.41	$(0.14)	$1.23
Shares used for computation (in thousands):
Basic	162,016	161,292	161,953	161,204
Diluted	202,106	203,809	161,953	200,404
See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$2,198	$1,859
Investments in marketable securities	49	—
Accounts receivable, net	427	311
Materials and supplies, net	248	231
Prepaid expenses and other	580	508

Total current assets	3,502	2,909
Property and equipment
Flight equipment	4,160	4,134
Ground property and equipment	875	843
Less accumulated depreciation and amortization	(1.409)	(1,304)

	3,626	3,673
Equipment purchase deposits	161	123

Total property and equipment	3,787	3,796
Other assets
Other intangibles, net of accumulated amortization of $152 million and $139 million, respectively	464	477
Restricted cash	388	364
Investments in marketable securities	—	57
Other assets	230	216

Total other assets	1,082	1,114

Total assets	$8,371	$7,819

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of debt and capital leases	$450	$397
Accounts payable	425	386
Air traffic liability	1,340	861
Accrued compensation and vacation	150	245
Accrued taxes	225	149
Other accrued expenses	933	802

Total current liabilities	3,523	2,840
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	3,892	4,003
Deferred gains and credits, net	325	336
Postretirement benefits other than pensions	143	141
Employee benefit liabilities and other	427	415

Total noncurrent liabilities and deferred credits	4,787	4,895
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value; 400,000,000 shares authorized, 162,082,473 shares issued and outstanding at June 30, 2011; 161,874,756 shares issued and outstanding at December 31, 2010	2	2
Additional paid-in capital	2,119	2,115
Accumulated other comprehensive income	10	14
Accumulated deficit	(2,070)	(2,047)

Total stockholders’ equity	61	84

Total liabilities and stockholders’ equity	$8,371	$7,819

See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months
	Ended June 30,
	2011	2010
Net cash provided by operating activities	$569	$739
Cash flows from investing activities:
Purchases of property and equipment	(106)	(94)
Purchases of marketable securities	(30)	(180)
Sales of marketable securities	33	143
Decrease (increase) in long-term restricted cash	(24)	38
Proceeds from sale-leaseback transactions and dispositions of property and equipment	1	2

Net cash used in investing activities	(126)	(91)
Cash flows from financing activities:
Repayments of debt and capital lease obligations	(417)	(220)
Proceeds from issuance of debt	324	90
Deferred financing costs	(11)	(3)

Net cash used in financing activities	(104)	(133)

Net increase in cash and cash equivalents	339	515
Cash and cash equivalents at beginning of period	1,859	1,299

Cash and cash equivalents at end of period	$2,198	$1,814

Non-cash investing and financing activities:
Interest payable converted to debt	$17	$22
Note payables issued for aircraft purchases	—	111
Net unrealized loss on available-for-sale securities	—	1
Deposit applied to principal repayment on debt	—	(19)
Supplemental information:
Interest paid, net of amounts capitalized	$105	$111
Income taxes paid	—	—
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
Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The most significant areas of judgment relate to passenger revenue recognition, impairment of long-lived and intangible assets, valuation of investments in marketable securities, the frequent traveler program and the deferred tax asset valuation allowance.
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
In May 2011, the FASB issued ASU 2011-4, “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, addresses the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy and requires additional disclosures. ASU 2011-4 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company is currently evaluating the requirements of ASU 2011-4 and has not yet determined its impact on the Company’s condensed consolidated financial statements.

2. Special Items, Net
Special items, net as shown on the condensed consolidated statements of operations included the following charges (credits) for the three and six months ended June 30, 2011 and 2010 (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Other costs (a)	$6	$7	$9	$7
Aviation Security Infrastructure Fee (“ASIF”) refund (b)	—	(16)	—	(16)
Aircraft costs (c)	—	—	—	5

Special items, net	$6	$(9)	$9	$(4)

(a)
In the three and six months ended June 30, 2011, the Company recorded net special charges of $6 million and $9 million, respectively, primarily related to legal costs incurred in connection with the Delta Slot transaction.

In the second quarter of 2010, the Company recorded net special charges of $7 million, which included a settlement and corporate transaction costs.

(b)	In the second quarter of 2010, the Company recorded a $16 million refund of ASIF previously paid to the Transportation Security Administration (“TSA”) during the years 2005 to 2009.

(c)	In the six months ended June 30, 2010, the Company recorded $5 million in aircraft costs as a result of capacity reductions.

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Basic earnings (loss) per share:
Net income (loss)	$92	$279	$(23)	$235

Weighted average common shares outstanding (in thousands)	162,016	161,292	161,953	161,204

Basic earnings (loss) per share	$0.57	$1.73	$(0.14)	$1.46

Diluted earnings (loss) per share:
Net income (loss)	$92	$279	$(23)	$235
Interest expense on 7.25% convertible senior notes	7	6	—	11
Interest expense on 7% senior convertible notes	—	3	—	—

Net income (loss) for purposes of computing diluted earnings (loss) per share	$99	$288	$(23)	$246

Share computation (in thousands):
Weighted average common shares outstanding	162,016	161,292	161,953	161,204
Dilutive effect of stock awards	2,145	1,722	—	1,454
Assumed conversion of 7.25% convertible senior notes	37,746	37,746	—	37,746
Assumed conversion of 7% senior convertible notes	199	3,049	—	—

Weighted average common shares outstanding as adjusted	202,106	203,809	161,953	200,404

Diluted earnings (loss) per share	$0.49	$1.41	$(0.14)	$1.23

For the three and six months ended June 30, 2011, 1,482,362 and 1,469,786 shares, respectively, underlying stock options, SARs and RSUs were not included in the computation of diluted EPS because inclusion of such shares would be antidilutive. For the six months ended June 30, 2011, 37,746,174 and 199,379 incremental shares, respectively, from the assumed conversion of the 7.25% Convertible Senior Notes (the “7.25% notes”) and the 7% Senior Convertible Notes (the “7% notes”) were excluded from the computation of diluted EPS because inclusion of such shares would be antidilutive.
For the three and six months ended June 30, 2010, 1,809,192 and 1,849,056 shares, respectively, underlying stock options, SARs and RSUs were not included in the computation of diluted EPS because inclusion of such shares would be antidilutive. For the six months ended June 30, 2010, 3,048,914 incremental shares from the assumed conversion of the 7% notes were excluded from the computation of diluted EPS because inclusion of such shares would be antidilutive.

4. Debt
The following table details the Company’s debt (in millions). Variable interest rates listed are the rates as of June 30, 2011.

	June 30,	December 31,
	2011	2010
Secured
Citicorp North America loan, variable interest rate of 2.69%, installments due through 2014	$1,136	$1,152
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.59% to 10.26%, maturing from 2011 to 2029	1,643	1,920
Aircraft enhanced equipment trust certificates (“EETCs”), fixed interest rates ranging from 6.25% to 10.88%, maturing from 2014 to 2023	1,068	809
Other secured obligations, fixed interest rate of 8%, maturing from 2015 to 2021	79	85

	3,926	3,966
Unsecured
Barclays prepaid miles, variable interest rate of 4.94%, interest only payments	200	200
Airbus advance, repayments through 2018	186	222
7.25% convertible senior notes, interest only payments until due in 2014	172	172
7% senior convertible notes, interest only payments until due in 2020	5	5
Industrial development bonds, fixed interest rate of 6.30%, interest only payments until due in 2023	29	29
Other unsecured obligations, maturing from 2011 to 2012	17	23

	609	651

Total long-term debt and capital lease obligations	4,535	4,617
Less: Total unamortized discount on debt	(193)	(217)
Current maturities	(450)	(397)

Long-term debt and capital lease obligations, net of current maturities	$3,892	$4,003

The Company was in compliance with the covenants in its debt agreements at June 30, 2011.
2011 EETC Transactions
In June 2011, US Airways created three pass-through trusts which issued approximately $471 million aggregate face amount of Series 2011-1 Class A, Class B and Class C Enhanced Equipment Trust Certificates in connection with the refinancing of five Airbus aircraft owned by US Airways and the financing of four Airbus aircraft scheduled to be delivered from September to October 2011 (the “2011 EETCs”). The 2011 EETCs represent fractional undivided interests in the respective pass-through trusts and are not obligations of US Airways. Proceeds received from the sale of EETCs are initially held by a depository in escrow for the benefit of the certificate holders until US Airways issues equipment notes to the trust, which purchases the notes with a portion of the escrowed funds. These escrowed funds are not guaranteed by US Airways and are not reported as debt on US Airways’ condensed consolidated balance sheet because the proceeds held by the depositary are not US Airways’ assets.
In June 2011, $285 million of the escrowed proceeds from the 2011 EETCs were used to purchase equipment notes issued by US Airways in three series: Series A equipment notes in an aggregate principal amount of $178 million bearing interest at 7.125% per annum, Series B equipment notes in an aggregate principal amount of $57 million bearing interest at 9.75% per annum and Series C equipment notes in an aggregate principal amount of $50 million bearing interest at 10.875% per annum. Interest on the equipment notes is payable semiannually in April and October of each year, beginning in October 2011. Principal payments on the equipment notes are scheduled to begin in April 2012. The final payments on the Series A equipment notes, Series B equipment notes and Series C equipment notes will be due in October 2023, October 2018 and October 2014, respectively. US Airways’ payment obligations under the equipment notes are fully and unconditionally guaranteed by US Airways Group. The net proceeds from the issuance of these equipment notes were used in part to repay the existing debt associated with the five Airbus aircraft, with the balance used for general corporate purposes. The equipment notes are secured by liens on aircraft. The remaining $186 million of escrowed proceeds will be used to purchase equipment notes as the new aircraft are delivered.
Refer to Note 12 regarding additional EETCs issued in July 2011.

Fair Value of Debt
The fair value of the Company’s long-term debt and capital lease obligations was approximately $4.04 billion and $4.37 billion at June 30, 2011 and December 31, 2010, respectively. The fair values were estimated using quoted market prices where available. For long-term debt not actively traded, fair values were estimated using a discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.
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
The Company reported a loss before income taxes in the six months ended June 30, 2011, and the Company did not record a tax benefit in any 2011 period as its net deferred tax assets, which include the NOLs, are subject to a full valuation allowance.
During the three and six months ended June 30, 2010, the Company utilized NOLs to reduce its income tax obligation. Utilization of these NOLs results in a corresponding decrease in the valuation allowance. As this valuation allowance was established through the recognition of tax expense, the decrease in the valuation allowance offsets the tax provision dollar for dollar.
6. Express Expenses
Expenses associated with the Company’s wholly owned regional airlines and affiliate regional airlines operating as US Airways Express are classified as Express expenses on the condensed consolidated statements of operations. Express expenses consist of the following (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Aircraft fuel and related taxes	$287	$195	$530	$365
Salaries and related costs	67	63	137	126
Capacity purchases	261	273	527	537
Aircraft rent	13	13	26	26
Aircraft maintenance	49	17	96	36
Other rent and landing fees	35	32	69	63
Selling expenses	49	44	90	80
Special items, net	—	(1)	1	(1)
Depreciation and amortization	6	6	12	12
Other expenses	44	41	95	89

Express expenses	$811	$683	$1,583	$1,333

7. Investments in Marketable Securities
As of June 30, 2011, the Company held $30 million of investments in debt securities, which are classified as held-to-maturity. Held-to-maturity investments are carried at amortized cost, which approximates fair value. These debt securities consist of investments in commercial paper with original maturity dates of six months or less.
As of June 30, 2011, the Company held auction rate securities with a fair value of $19 million ($27 million par value), which are classified as available-for-sale securities. The Company sold its remaining investments in auction rate securities in July 2011. Refer to Note 12 for further discussion.
In the three months ended June 30, 2011, the Company sold certain investments in auction rate securities for proceeds of $21 million, resulting in the reversal of $1 million of prior period net unrealized gains from other comprehensive income and $1 million of realized losses recorded in nonoperating expense, net. In the six months ended June 30, 2011, the Company sold certain investments in auction rate securities for proceeds of $33 million, resulting in the reversal of $2 million of prior period net unrealized gains from other comprehensive income and $1 million of realized losses recorded in nonoperating expense, net.
In addition, in the three and six months ended June 30, 2011, the Company recorded a $2 million decline in fair value of its remaining investments in auction rate securities, resulting in the reversal of $1 million of prior period net unrealized gains from other comprehensive income and $1 million of impairment charges recorded in other nonoperating expense, net.
In the three months ended June 30, 2010, the Company sold certain investments in auction rate securities for proceeds of $11 million, resulting in $4 million of net realized gains recorded in nonoperating expense, net, which represents the reclassification of prior period net unrealized gains from other comprehensive income as determined on a specific-identification basis. In the six months ended June 30, 2010, the Company sold certain investments in auction rate securities for proceeds of $143 million, resulting in $53 million of net realized gains recorded in nonoperating expense, net, of which $52 million represents the reclassification of prior period net unrealized gains from other comprehensive income as determined on a specific-identification basis. Additionally, in the six months ended June 30, 2010, the Company recorded net unrealized losses of $1 million in other comprehensive income, all of which was recognized in the first quarter of 2010 and offset previously recognized unrealized gains, related to the decline in fair value of certain investments in auction rate securities.
8. Fair Value Measurements
Assets measured at fair value on a recurring basis are as follows (in millions):

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs	Valuation
	Fair Value	(Level 1)	(Level 2)	(Level 3)	Technique
At June 30, 2011
Investments in marketable securities (current)	$19	$—	$—	$19	(1)
At December 31, 2010
Investments in marketable securities (noncurrent)	$57	$—	$—	$57	(1)

(1)
At December 31, 2010, the Company estimated the fair value of its auction rate securities based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, passing a future auction, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions. The Company sold its remaining investments in auction rate securities in July 2011 and valued its investments as of June 30, 2011 at the subsequent selling price. Refer to Note 12 for further discussion.

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (in millions):

Investments in
Marketable
Securities
Balance at December 31, 2010	$57
Sales of marketable securities	(33)
Reversal of net unrealized gains recorded to other comprehensive income	(3)
Losses recorded to other nonoperating expense, net	(2)

Balance at June 30, 2011	$19

9. Other Comprehensive Income (Loss)
The Company’s other comprehensive income (loss) consisted of the following (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$92	$279	$(23)	$235
Reversal of net unrealized gains on available-for-sale securities	(2)	—	(3)	—
Recognition of net realized gains on sale of available-for-sale securities	—	(4)	—	(52)
Net unrealized losses on available-for-sale securities	—	—	—	(1)
Pension and other postretirement benefits	—	(1)	(1)	(2)

Total comprehensive income (loss)	$90	$274	$(27)	$180

The components of accumulated other comprehensive income were as follows (in millions):

	June 30,	December 31,
	2011	2010
Pension and other postretirement benefits	$31	$32
Available-for-sale securities	(21)	(18)

Accumulated other comprehensive income	$10	$14

10. Slot Transaction
In May 2011, US Airways Group and US Airways entered into an Amended and Restated Mutual Asset Purchase and Sale Agreement (the “Mutual APA”) with Delta Air Lines, Inc. (“Delta”). The Mutual APA amends and restates the Mutual Asset Purchase and Sale Agreement dated as of August 11, 2009 by and among the parties. Upon the terms and subject to the conditions provided for in the Mutual APA, Delta would acquire 265 slots at LaGuardia from US Airways and US Airways would acquire from Delta 42 slot pairs at Washington National and the rights to operate additional daily service to Sao Paulo, Brazil in 2015, and Delta would pay US Airways $66.5 million in cash. In addition, if required by the regulatory authorities, the transaction could result in the divestiture by Delta of up to 16 slot pairs at LaGuardia and eight slot pairs at Washington National to airlines with limited or no service at those airports. One slot equals one take-off or landing, and each pair of slots equals one roundtrip flight. The Mutual APA is structured as two simultaneous asset sales. The closing of the transactions contemplated by the Mutual APA is subject to the receipt of customary and necessary closing conditions, including approvals from a number of government agencies including the U.S. Department of Justice, the U.S. Department of Transportation, the Federal Aviation Administration and The Port Authority of New York and New Jersey.
11. Legal Proceedings
On September 12, 2004, US Airways Group and its domestic subsidiaries (collectively, the “Reorganized Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (Case Nos. 04-13819-SSM through 03-13823-SSM) (the “2004 Bankruptcy”). On September 16, 2005, the Bankruptcy Court issued an order confirming the plan of reorganization submitted by the Reorganized Debtors and on September 27, 2005, the Reorganized Debtors emerged from the 2004 Bankruptcy. The bankruptcy case was closed in June 2011.
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

On April 21, 2011, US Airways filed an antitrust lawsuit against Sabre Holdings Corporation, Sabre Inc. and Sabre Travel International Limited (collectively, “Sabre”) in Federal District Court for the Southern District of New York. The lawsuit alleges, among other things, that Sabre has engaged in anticompetitive practices to preserve its monopoly power by restricting US Airways’ ability to distribute its products to its customers. The lawsuit also alleges that these actions have prevented US Airways from employing new competing technologies and has allowed Sabre to continue to charge US Airways supracompetitive fees. The lawsuit seeks both injunctive relief and money damages. Sabre has since filed a motion to dismiss the case as well as a multi–district litigation motion to consolidate certain procedural aspects of the case with another case, involving Sabre and American Airlines, currently pending in Federal District Court for the Northern District of Texas. Each of these motions is currently pending. US Airways intends to pursue its claims vigorously, but there can be no assurance of the outcome of this litigation.
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
12. Subsequent Events
Series 2010-1 EETC Offering
In July 2011, US Airways completed an offering of Class C certificates in the aggregate principal amount of $53 million under its Series 2010-1 EETCs. The 2010-1 Class A and B certificates originally closed in December 2010 in connection with the refinancing of owned Airbus aircraft. Also in July 2011, US Airways issued $53 million in additional equipment notes bearing interest at 11% per annum. The net proceeds from the offering will be used for general corporate purposes.
Sale of Investment in Auction Rate Securities
In July 2011, the Company sold an additional investment in auction rate securities for cash proceeds of $19 million, the carrying amount of the investment. With this July sale, the Company has now liquidated its entire investment in auction rate securities. In connection with this sale, the Company expects to record a special non-cash tax charge of $21 million in the third quarter of 2011.
In the fourth quarter of 2009, the Company had recorded in other comprehensive income (“OCI”), a subset of stockholders’ equity, a non-cash tax provision of $21 million. This provision resulted from $56 million of unrealized gains recorded in OCI due to an increase in the fair market value of certain investments in auction rate securities.
The Company has a net deferred tax asset that is subject to a valuation allowance. Typically, in accordance with Generally Accepted Accounting Principles (“GAAP”), the reversal of a valuation allowance on a net deferred tax asset reduces any tax provision generated. However, under GAAP, an exception to the above described tax accounting is applicable when a company has the following: (1) a net deferred tax asset that is subject to valuation allowance, (2) an income statement loss and (3) net gains in OCI. In this situation, tax benefits derived from the presence of net gains held in OCI are required to be included in income from operations.
The Company met all three of these conditions in the fourth quarter of 2009. As a result, the $21 million tax benefit resulting from the reversal of the valuation allowance was recorded in income from operations rather than as an offset to the $21 million tax provision recorded in OCI.
In connection with the sale of the Company’s final investment in auction rate securities, the Company expects to record a $21 million special non-cash tax charge in the third quarter of 2011, which recognizes in the statement of operations the tax provision recorded in OCI.

Item 1B.	Condensed Consolidated Financial Statements of US Airways, Inc.
US Airways, Inc.
Condensed Consolidated Statements of Operations
(In millions)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Operating revenues:
Mainline passenger	$2,280	$2,036	$4,180	$3,735
Express passenger	835	767	1,520	1,368
Cargo	43	37	86	69
Other	386	369	751	721

Total operating revenues	3,544	3,209	6,537	5,893
Operating expenses:
Aircraft fuel and related taxes	948	616	1,682	1,151
Salaries and related costs	577	573	1,149	1,128
Express expenses	838	721	1,625	1,396
Aircraft rent	163	169	327	340
Aircraft maintenance	181	162	344	319
Other rent and landing fees	145	135	274	270
Selling expenses	120	107	220	201
Special items, net	6	(9)	9	(4)
Depreciation and amortization	61	65	124	128
Other	326	308	634	612

Total operating expenses	3,365	2,847	6,388	5,541

Operating income	179	362	149	352
Nonoperating income (expense):
Interest income	1	3	2	9
Interest expense, net	(53)	(62)	(107)	(121)
Other, net	(8)	(8)	(8)	32

Total nonoperating expense, net	(60)	(67)	(113)	(80)

Income before income taxes	119	295	36	272
Income tax provision	—	—	—	—

Net income	$119	$295	$36	$272

See accompanying notes to the condensed consolidated financial statements.

US Airways, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$2,189	$1,856
Investments in marketable securities	49	—
Accounts receivable, net	423	309
Materials and supplies, net	208	184
Prepaid expenses and other	561	480

Total current assets	3,430	2,829
Property and equipment
Flight equipment	4,011	3,985
Ground property and equipment	841	812
Less accumulated depreciation and amortization	(1,342)	(1,238)

	3,510	3,559
Equipment purchase deposits	161	123

Total property and equipment	3,671	3,682
Other assets
Other intangibles, net of accumulated amortization of $142 million and $130 million, respectively	431	443
Restricted cash	388	364
Investments in marketable securities	—	57
Other assets	208	190

Total other assets	1,027	1,054

Total assets	$8,128	$7,565

LIABILITIES & STOCKHOLDER’S EQUITY
Current liabilities
Current maturities of debt and capital leases	$384	$381
Accounts payable	347	343
Payables to related parties, net	614	626
Air traffic liability	1,340	861
Accrued compensation and vacation	138	236
Accrued taxes	225	149
Other accrued expenses	899	766

Total current liabilities	3,947	3,362
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	2,532	2,596
Deferred gains and credits, net	291	293
Postretirement benefits other than pensions	141	140
Employee benefit liabilities and other	405	394

Total noncurrent liabilities and deferred credits	3,369	3,423
Commitments and contingencies
Stockholder’s equity
Common stock, $1 par value, 1,000 shares issued and outstanding	—	—
Additional paid-in capital	2,445	2,445
Accumulated other comprehensive income	16	20
Accumulated deficit	(1,649)	(1,685)

Total stockholder’s equity	812	780

Total liabilities and stockholder’s equity	$8,128	$7,565

See accompanying notes to the condensed consolidated financial statements.

US Airways, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months
	Ended June 30,
	2011	2010
Net cash provided by operating activities	$539	$764
Cash flows from investing activities:
Purchases of property and equipment	(98)	(87)
Purchases of marketable securities	(30)	(180)
Sales of marketable securities	33	143
Decrease (increase) in long-term restricted cash	(24)	38
Proceeds from sale-leaseback transactions and dispositions of property and equipment	1	2

Net cash used in investing activities	(118)	(84)
Cash flows from financing activities:
Repayments of debt and capital lease obligations	(401)	(204)
Proceeds from issuance of debt	324	90
Deferred financing costs	(11)	(3)

Net cash used in financing activities	(88)	(117)

Net increase in cash and cash equivalents	333	563
Cash and cash equivalents at beginning of period	1,856	1,209

Cash and cash equivalents at end of period	$2,189	$1,772

Non-cash investing and financing activities:
Interest payable converted to debt	$17	$22
Note payables issued for aircraft purchases	—	111
Net unrealized loss on available-for-sale securities	—	1
Deposit applied to principal repayment on debt	—	(19)
Supplemental information:
Interest paid, net of amounts capitalized	$72	$81
Income taxes paid	—	—
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
Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The most significant areas of judgment relate to passenger revenue recognition, impairment of long-lived and intangible assets, valuation of investments in marketable securities, the frequent traveler program and the deferred tax asset valuation allowance.
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
In May 2011, the FASB issued ASU 2011-4, “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, addresses the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy and requires additional disclosures. ASU 2011-4 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. US Airways is currently evaluating the requirements of ASU 2011-4 and has not yet determined its impact on US Airways’ condensed consolidated financial statements.

2. Special Items, Net
Special items, net as shown on the condensed consolidated statements of operations included the following charges (credits) for the three and six months ended June 30, 2011 and 2010 (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Other costs (a)	$6	$7	$9	$7
Aviation Security Infrastructure Fee (“ASIF”) refund (b)	—	(16)	—	(16)
Aircraft costs (c)	—	—	—	5

Special items, net	$6	$(9)	$9	$(4)

(a)
In the three and six months ended June 30, 2011, US Airways recorded net special charges of $6 million and $9 million, respectively, primarily related to legal costs incurred in connection with the Delta Slot transaction.

In the second quarter of 2010, US Airways recorded net special charges of $7 million, which included a settlement and corporate transaction costs.

(b)	In the second quarter of 2010, US Airways recorded a $16 million refund of ASIF previously paid to the Transportation Security Administration (“TSA”) during the years 2005 to 2009.

(c)	In the six months ended June 30, 2010, US Airways recorded $5 million in aircraft costs as a result of capacity reductions.

3. Debt
The following table details US Airways’ debt (in millions). Variable interest rates listed are the rates as of June 30, 2011.

	June 30,	December 31,
	2011	2010
Secured
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.59% to 10.26%, maturing from 2011 to 2021	$1,613	$1,890
Aircraft enhanced equipment trust certificates (“EETCs”), fixed interest rates ranging from 6.25% to 10.88%, maturing from 2014 to 2023	1,068	809
Other secured obligations, fixed interest rate of 8%, maturing from 2015 to 2021	79	85

	2,760	2,784

Unsecured
Airbus advance, repayments through 2018	186	222
Industrial development bonds, fixed interest rate of 6.30%, interest only payments until due in 2023	29	29
Other unsecured obligations, maturing from 2011 to 2012	17	23

	232	274

Total long-term debt and capital lease obligations	2,992	3,058
Less: Total unamortized discount on debt	(76)	(81)
Current maturities	(384)	(381)

Long-term debt and capital lease obligations, net of current maturities	$2,532	$2,596

US Airways was in compliance with the covenants in its debt agreements at June 30, 2011.
2011 EETC Transactions
In June 2011, US Airways created three pass-through trusts which issued approximately $471 million aggregate face amount of Series 2011-1 Class A, Class B and Class C Enhanced Equipment Trust Certificates in connection with the refinancing of five Airbus aircraft owned by US Airways and the financing of four Airbus aircraft scheduled to be delivered from September to October 2011 (the “2011 EETCs”). The 2011 EETCs represent fractional undivided interests in the respective pass-through trusts and are not obligations of US Airways. Proceeds received from the sale of EETCs are initially held by a depository in escrow for the benefit of the certificate holders until US Airways issues equipment notes to the trust, which purchases the notes with a portion of the escrowed funds. These escrowed funds are not guaranteed by US Airways and are not reported as debt on US Airways’ condensed consolidated balance sheet because the proceeds held by the depositary are not US Airways’ assets.
In June 2011, $285 million of the escrowed proceeds from the 2011 EETCs were used to purchase equipment notes issued by US Airways in three series: Series A equipment notes in an aggregate principal amount of $178 million bearing interest at 7.125% per annum, Series B equipment notes in an aggregate principal amount of $57 million bearing interest at 9.75% per annum and Series C equipment notes in an aggregate principal amount of $50 million bearing interest at 10.875% per annum. Interest on the equipment notes is payable semiannually in April and October of each year, beginning in October 2011. Principal payments on the equipment notes are scheduled to begin in April 2012. The final payments on the Series A equipment notes, Series B equipment notes and Series C equipment notes will be due in October 2023, October 2018 and October 2014, respectively. US Airways’ payment obligations under the equipment notes are fully and unconditionally guaranteed by US Airways Group. The net proceeds from the issuance of these equipment notes were used in part to repay the existing debt associated with the five Airbus aircraft, with the balance used for general corporate purposes. The equipment notes are secured by liens on aircraft. The remaining $186 million of escrowed proceeds will be used to purchase equipment notes as the new aircraft are delivered.
Refer to Note 12 regarding additional EETCs issued in July 2011.
Fair Value of Debt
The fair value of US Airways’ long-term debt and capital lease obligations was approximately $2.63 billion and $2.85 billion at June 30, 2011 and December 31, 2010, respectively. The fair values were estimated using quoted market prices where available. For long-term debt not actively traded, fair values were estimated using a discounted cash flow analysis, based on US Airways’ current incremental borrowing rates for similar types of borrowing arrangements.

4. Related Party Transactions
The following represents the net payable balances to related parties (in millions):

	June 30,	December 31,
	2011	2010
US Airways Group	$503	$571
US Airways Group’s wholly owned subsidiaries	111	55

	$614	$626

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
During the three and six months ended June 30, 2011 and 2010, US Airways utilized NOLs to reduce its income tax obligation. Utilization of these NOLs results in a corresponding decrease in the valuation allowance. As this valuation allowance was established through the recognition of tax expense, the decrease in the valuation allowance offsets the tax provision dollar for dollar.
6. Express Expenses
Expenses associated with affiliate regional airlines operating as US Airways Express are classified as Express expenses on the condensed consolidated statements of operations. Express expenses consist of the following (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Aircraft fuel and related taxes	$288	$196	$531	$366
Salaries and related costs	6	6	12	12
Capacity purchases	445	427	892	839
Other rent and landing fees	29	27	57	53
Selling expenses	49	44	90	80
Other expenses	21	21	43	46

Express expenses	$838	$721	$1,625	$1,396

7. Investments in Marketable Securities
As of June 30, 2011, US Airways held $30 million of investments in debt securities, which are classified as held-to-maturity. Held-to-maturity investments are carried at amortized cost, which approximates fair value. These debt securities consist of investments in commercial paper with original maturity dates of six months or less.
As of June 30, 2011, US Airways held auction rate securities with a fair value of $19 million ($27 million par value), which are classified as available-for-sale securities. US Airways sold its remaining investments in auction rate securities in July 2011. Refer to Note 12 for further discussion.
In the three months ended June 30, 2011, US Airways sold certain investments in auction rate securities for proceeds of $21 million, resulting in the reversal of $1 million of prior period net unrealized gains from other comprehensive income and $1 million of realized losses recorded in nonoperating expense, net. In the six months ended June 30, 2011, US Airways sold certain investments in auction rate securities for proceeds of $33 million, resulting in the reversal of $2 million of prior period net unrealized gains from other comprehensive income and $1 million of realized losses recorded in nonoperating expense, net.
In addition, in the three and six months ended June 30, 2011, US Airways recorded a $2 million decline in fair value of its remaining investments in auction rate securities, resulting in the reversal of $1 million of prior period net unrealized gains from other comprehensive income and $1 million of impairment charges recorded in other nonoperating expense, net.
In the three months ended June 30, 2010, US Airways sold certain investments in auction rate securities for proceeds of $11 million, resulting in $4 million of net realized gains recorded in nonoperating expense, net, which represents the reclassification of prior period net unrealized gains from other comprehensive income as determined on a specific-identification basis. In the six months ended June 30, 2010, US Airways sold certain investments in auction rate securities for proceeds of $143 million, resulting in $53 million of net realized gains recorded in nonoperating expense, net, of which $52 million represents the reclassification of prior period net unrealized gains from other comprehensive income as determined on a specific-identification basis. Additionally, in the six months ended June 30, 2010, US Airways recorded net unrealized losses of $1 million in other comprehensive income, all of which was recognized in the first quarter of 2010 and offset previously recognized unrealized gains, related to the decline in fair value of certain investments in auction rate securities.
8. Fair Value Measurements
Assets measured at fair value on a recurring basis are as follows (in millions):

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs	Valuation
	Fair Value	(Level 1)	(Level 2)	(Level 3)	Technique
At June 30, 2011
Investments in marketable securities (current)	$19	$—	$—	$19	(1)
At December 31, 2010
Investments in marketable securities (noncurrent)	$57	$—	$—	$57	(1)

(1)
At December 31, 2010, US Airways estimated the fair value of its auction rate securities based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, passing a future auction, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions. US Airways sold its remaining investments in auction rate securities in July 2011 and valued its investments as of June 30, 2011 at the subsequent selling price. Refer to Note 12 for further discussion.

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (in millions):

Investments in
Marketable
Securities
Balance at December 31, 2010	$57
Sales of marketable securities	(33)
Reversal of net unrealized gains recorded to other comprehensive income	(3)
Losses recorded to other nonoperating expense, net	(2)

Balance at June 30, 2011	$19

9. Other Comprehensive Income
US Airways’ other comprehensive income consisted of the following (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Net income	$119	$295	$36	$272
Reversal of net unrealized gains on available-for-sale securities	(2)	—	(3)	—
Recognition of net realized gains on sale of available-for-sale securities	—	(4)	—	(52)
Net unrealized losses on available-for-sale securities	—	—	—	(1)
Other postretirement benefits	—	(1)	(1)	(2)

Total comprehensive income	$117	$290	$32	$217

The components of accumulated other comprehensive income were as follows (in millions):

	June 30,	December 31,
	2011	2010
Other postretirement benefits	$37	$38
Available-for-sale securities	(21)	(18)

Accumulated other comprehensive income	$16	$20

10. Slot Transaction
In May 2011, US Airways Group and US Airways entered into an Amended and Restated Mutual Asset Purchase and Sale Agreement (the “Mutual APA”) with Delta Air Lines, Inc. (“Delta”). The Mutual APA amends and restates the Mutual Asset Purchase and Sale Agreement dated as of August 11, 2009 by and among the parties. Upon the terms and subject to the conditions provided for in the Mutual APA, Delta would acquire 265 slots at LaGuardia from US Airways and US Airways would acquire from Delta 42 slot pairs at Washington National and the rights to operate additional daily service to Sao Paulo, Brazil in 2015, and Delta would pay US Airways $66.5 million in cash. In addition, if required by the regulatory authorities, the transaction could result in the divestiture by Delta of up to 16 slot pairs at LaGuardia and eight slot pairs at Washington National to airlines with limited or no service at those airports. One slot equals one take-off or landing, and each pair of slots equals one roundtrip flight. The Mutual APA is structured as two simultaneous asset sales. The closing of the transactions contemplated by the Mutual APA is subject to the receipt of customary and necessary closing conditions, including approvals from a number of government agencies including the U.S. Department of Justice, the U.S. Department of Transportation, the Federal Aviation Administration and The Port Authority of New York and New Jersey.
11. Legal Proceedings
On September 12, 2004, US Airways Group and its domestic subsidiaries (collectively, the “Reorganized Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (Case Nos. 04-13819-SSM through 03-13823-SSM) (the “2004 Bankruptcy”). On September 16, 2005, the Bankruptcy Court issued an order confirming the plan of reorganization submitted by the Reorganized Debtors and on September 27, 2005, the Reorganized Debtors emerged from the 2004 Bankruptcy. The bankruptcy case was closed in June 2011.
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

On April 21, 2011, US Airways filed an antitrust lawsuit against Sabre Holdings Corporation, Sabre Inc. and Sabre Travel International Limited (collectively, “Sabre”) in Federal District Court for the Southern District of New York. The lawsuit alleges, among other things, that Sabre has engaged in anticompetitive practices to preserve its monopoly power by restricting US Airways’ ability to distribute its products to its customers. The lawsuit also alleges that these actions have prevented US Airways from employing new competing technologies and has allowed Sabre to continue to charge US Airways supracompetitive fees. The lawsuit seeks both injunctive relief and money damages. Sabre has since filed a motion to dismiss the case as well as a multi–district litigation motion to consolidate certain procedural aspects of the case with another case, involving Sabre and American Airlines, currently pending in Federal District Court for the Northern District of Texas. Each of these motions is currently pending. US Airways intends to pursue its claims vigorously, but there can be no assurance of the outcome of this litigation.
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
12. Subsequent Events
Series 2010-1 EETC Offering
In July 2011, US Airways completed an offering of Class C certificates in the aggregate principal amount of $53 million under its Series 2010-1 EETCs. The 2010-1 Class A and B certificates originally closed in December 2010 in connection with the refinancing of owned Airbus aircraft. Also in July 2011, US Airways issued $53 million in additional equipment notes bearing interest at 11% per annum. The net proceeds from the offering will be used for general corporate purposes.
Sale of Investment in Auction Rate Securities
In July 2011, US Airways sold an additional investment in auction rate securities for cash proceeds of $19 million, the carrying amount of the investment. With this July sale, US Airways has now liquidated its entire investment in auction rate securities. In connection with this sale, US Airways expects to record a special non-cash tax charge of $21 million in the third quarter of 2011.
In the fourth quarter of 2009, US Airways had recorded in other comprehensive income (“OCI”), a subset of stockholder’s equity, a non-cash tax provision of $21 million. This provision resulted from $56 million of unrealized gains recorded in OCI due to an increase in the fair market value of certain investments in auction rate securities.
US Airways has a net deferred tax asset that is subject to a valuation allowance. Typically, in accordance with Generally Accepted Accounting Principles (“GAAP”), the reversal of a valuation allowance on a net deferred tax asset reduces any tax provision generated. However, under GAAP, an exception to the above described tax accounting is applicable when a company has the following: (1) a net deferred tax asset that is subject to valuation allowance, (2) an income statement loss and (3) net gains in OCI. In this situation, tax benefits derived from the presence of net gains held in OCI are required to be included in income from operations.
US Airways met all three of these conditions in the fourth quarter of 2009. As a result, the $21 million tax benefit resulting from the reversal of the valuation allowance was recorded in income from operations rather than as an offset to the $21 million tax provision recorded in OCI.
In connection with the sale of US Airways’ final investment in auction rate securities, US Airways expects to record a $21 million special non-cash tax charge in the third quarter of 2011, which recognizes in the statement of operations the tax provision recorded in OCI.

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
We operate the fifth largest airline in the United States as measured by domestic revenue passenger miles (“RPMs”) and available seat miles (“ASMs”). We have hubs in Charlotte, Philadelphia and Phoenix and a focus city in Washington, D.C. at Ronald Reagan Washington National Airport. We offer scheduled passenger service on more than 3,200 flights daily to more than 200 communities in the United States, Canada, Mexico, Europe, the Middle East, the Caribbean, Central and South America. We also have an established East Coast route network, including the US Airways Shuttle service. For the six months ended June 30, 2011, we had approximately 26 million passengers boarding our mainline flights. As of June 30, 2011, we operated 338 mainline jets and are supported by our regional airline subsidiaries and affiliates operating as US Airways Express under capacity purchase agreements, which operated 231 regional jets and 50 turboprops. Our prorate carriers operated 14 turboprops and seven regional jets at June 30, 2011.
The U.S. Airline Industry
Revenue momentum from strong consumer demand for air travel, as well as the industry’s capacity discipline, continued into the second quarter of 2011, and U.S. airlines were able to sustain fare increases previously implemented. In its most recent data available, the Air Transport Association (“ATA”) reported that industry passenger revenues increased 12.0% and 14.4% on a year-over-year basis in April and May 2011, respectively, with May 2011 marking the 17th consecutive month of revenue growth. Increased industry yields of 9.0% and 11.6% on a year-over-year basis in April and May 2011, respectively, were the key contributors to revenue growth.
While demand remains strong, ongoing year-over-year monthly increases in yield may not be as significant as no new major fare increases were introduced in the second quarter of 2011. With respect to international versus domestic performance, ATA reported that international markets continued to outperform domestic markets in year-over-year improvements in passenger revenue. Cargo revenues were also up in the second quarter of 2011 with greater growth internationally.
Concurrent with this strong revenue environment, U.S. airlines continued to face the challenge of high fuel costs. For the months of April and May 2011, the daily spot price for crude averaged over $100 per barrel and peaked as high as $113 per barrel for West Texas Intermediate (“WTI”) crude oil and $127 per barrel for Brent crude oil. In June 2011, oil prices declined slightly. Since mid June, the daily spot prices have ranged from a low of $91 to a high of $99 per barrel for WTI and a low of $105 to a high of $118 per barrel for Brent Crude. The price of jet fuel remains volatile in July 2011.
Through mid-year 2011, the U.S. airline industry has been able to pass on at least some of these higher fuel costs to customers; however, significant uncertainty exists regarding the economic conditions driving passenger demand and whether airlines will have the ability to maintain or increase fares at levels sufficient to absorb high fuel prices. See Part II, Item 1A, “Risk Factors — Our business is dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices and significant disruptions in the supply of aircraft fuel could have a significant negative impact on our operating results and liquidity.”

US Airways Group
In the three months ended June 30, 2011, we realized operating income of $177 million. This compares to operating income of $371 million in the 2010 period. The year-over-year growth in revenues, driven by the strong pricing environment in 2011, offset in part a portion of our increased operating costs, principally higher fuel costs. Increased selling costs associated with higher passenger revenues and maintenance costs also contributed to higher costs in the 2011 period.
Revenue
Mainline and Express passenger revenues increased $312 million, or 11.2%, as compared to the 2010 period. The increase in passenger revenues was driven by a 6.5% increase in yield as compared to the 2010 period. Our mainline and Express passenger revenue per available seat mile (“PRASM”) was 13.66 cents in 2011, a 7.6% increase as compared to 12.70 cents in the 2010 period. Total revenue per available seat mile (“RASM”) was 15.36 cents in 2011 as compared to 14.37 cents in the 2010 period, representing a 6.9% improvement. Total revenues include our ancillary revenue initiatives, which generated $141 million in revenues for the second quarter of 2011, an increase of $7 million over the 2010 period.
Fuel
The average mainline and Express price per gallon of fuel was $3.29 for the second quarter of 2011 as compared to an average cost per gallon of $2.24 in the second quarter of 2010, an increase of 46.7%. Accordingly, our mainline and Express fuel expense was $1.24 billion for the second quarter of 2011, which was $424 million, or 52.2%, higher than the 2010 period on a 3.3% increase in total system capacity.
Since the third quarter of 2008, we have not entered into any new transactions to hedge our fuel consumption, and we have not had any fuel hedging contracts outstanding since the third quarter of 2009.
Capacity
We are maintaining our capacity discipline. For the full year 2011, total system capacity is expected to be up approximately 1% versus 2010. Domestic capacity is expected to be up slightly and international capacity up approximately 3%.
Cost Control
We remained committed to maintaining a low cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: the health of the economy and the price of fuel. Our mainline costs per available seat mile (“CASM”) excluding special items, fuel and profit sharing increased 0.08 cents, or 1.0%, from 8.08 cents in second quarter of 2010 to 8.16 cents in the second quarter of 2011. As discussed above, increased selling costs associated with higher passenger revenues and maintenance costs contributed to the 1.0% CASM increase for the second quarter of 2011.
The following table details our mainline CASM for the three months ended June 30, 2011 and 2010:

			Percent
			Increase
	2011	2010	(Decrease)
	(In cents)
Mainline CASM excluding special items, fuel and profit sharing:
Total mainline CASM	13.15	11.48	14.6
Special items, net	(0.03)	0.05	nm
Aircraft fuel and related taxes	(4.96)	(3.34)	48.3
Profit sharing	—	(0.10)	nm

Total mainline CASM excluding special items, fuel and profit sharing (1)	8.16	8.08	1.0

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

Customer Service
The following table details our monthly operating performance metrics reported to the Department of Transportation (“DOT”) for the second quarters of 2011 and 2010.

	2011			2010			Percent Better (Worse) 2011-2010
	April	May	June (e)	April	May	June	April	May	June
On-time performance (a)	77.4	74.8	73.0	88.6	85.3	83.4	(12.6)	(12.3)	(12.5)
Completion factor (b)	98.9	98.9	98.4	99.6	99.4	99.3	(0.7)	(0.5)	(0.9)
Mishandled baggage (c)	2.36	2.83	3.24	2.07	2.27	2.53	(14.0)	(24.7)	(28.1)
Customer complaints (d)	1.52	2.00	2.73	1.52	1.19	1.87	—	(68.1)	(46.0)

(a)	Percentage of reported flight operations arriving on time as defined by the DOT.

(b)	Percentage of scheduled flight operations completed.

(c)	Rate of mishandled baggage reports per 1,000 passengers.

(d)	Rate of customer complaints filed with the DOT per 100,000 passengers.

(e)	June 2011 operating statistics are preliminary as the DOT has not issued its June 2011 Air Travel Consumer Report as of the date of this filing.

Liquidity Position
As of June 30, 2011, our cash, cash equivalents, investments in marketable securities and restricted cash were $2.64 billion, of which $388 million was restricted.

	June 30,	December 31,
	2011	2010
	(In millions)
Cash and cash equivalents	$2,198	$1,859
Long-term restricted cash	388	364
Investments in marketable securities	49	57

Total cash, cash equivalents, investments in marketable securities and restricted cash	$2,635	$2,280

A strong pricing environment and seasonal factors led to the $355 million improvement in our liquidity position in the first half of 2011.
Additionally in June 2011, we completed an offering of Series 2011-1 Class A, Class B, and Class C Enhanced Equipment Trust Certificates (“EETCs”) in the aggregate face amount of approximately $471 million. The net proceeds from the offering were used in part to refinance five Airbus aircraft owned by US Airways, and will otherwise be used to finance four Airbus aircraft scheduled to be delivered from September to October 2011 and for general corporate purposes. We also entered into a $40 million credit facility to finance certain aircraft pre-delivery payments. These financing transactions contributed approximately $112 million to our liquidity position at June 30, 2011.
Long-term restricted cash primarily includes cash collateral to secure workers’ compensation claims and credit card processing holdback requirements for advance ticket sales for which US Airways has not yet provided air transportation.
Investments in marketable securities at June 30, 2011 represent short-term investments in commercial paper and auction rate securities of $30 million and $19 million, respectively. In the first half of 2011, we sold a portion of our investments in auction rate securities for proceeds of $33 million. In July 2011, we sold an additional investment in auction rate securities for proceeds of $19 million. With this July sale, we have now liquidated our entire investment in auction rate securities.
In July 2011, we completed an offering of Class C certificates under the Series 2010-1 EETCs. The 2010-1 Class A and B certificates originally closed in December 2010 in connection with the refinancing of owned Airbus aircraft. This Class C transaction generated $53 million in proceeds, which will be used for general corporate purposes.
See the notes to the condensed consolidated financial statements included in Part I, Items 1A and 1B, respectively, of this report for additional information on these transactions.
2011 Outlook
Looking forward it is difficult to predict the price of oil, the strength of the economy or the capacity actions of other airlines, which will impact our ability to be profitable in 2011. Over the past few years we have taken significant actions to maintain capacity that is in line with demand, realign our network to focus on key markets, introduce new revenue streams, control costs and continue our commitment to exceptional operating reliability. We will continue to evaluate our planned capacity in light of fuel prices, the state of the economy and general industry conditions.

US Airways Group’s Results of Operations
In the three months ended June 30, 2011, we realized operating income of $177 million and income before income taxes of $92 million. We experienced year-over-year growth in revenues driven by the strong pricing environment, which offset in part increased operating costs, principally higher fuel costs. Our second quarter 2011 results were also impacted by recognition of $14 million in net special charges as follows:
•	$6 million of net special charges, primarily related to legal costs incurred in connection with the Delta Slot transaction; and
•
$6 million in debt prepayment penalties and non-cash write offs of certain debt issuance costs as well as $2 million of losses related to investments in auction rate securities, all included in nonoperating expense, net.

In the three months ended June 30, 2010, we realized operating income of $371 million and income before income taxes of $279 million. Our second quarter 2010 results were also impacted by recognition of $14 million in net special credits as follows:
•
$9 million of net special credits, consisting of a $16 million refund of Aviation Security Infrastructure Fees (“ASIF”) previously paid to the Transportation Security Administration (“TSA”) during the years 2005 to 2009, offset by other net special charges of $7 million, which included a settlement and corporate transaction costs;

•	$1 million refund for our Express subsidiaries of ASIF paid to the TSA during the years 2005 to 2009; and
•	$4 million of net realized gains related to the sale of certain investments in auction rate securities, included in nonoperating expense, net.
In the first six months of 2011, we realized operating income of $138 million and a loss before income taxes of $23 million. We experienced year-over-year growth in revenues driven by the strong pricing environment, which offset in part increased operating costs, principally higher fuel costs. Our results for the first six months of 2011 were also impacted by recognition of $18 million in net special charges as follows:
•	$10 million of net special charges, primarily related to legal costs incurred in connection with the Delta Slot transaction; and
•
$6 million in debt prepayment penalties and non-cash write offs of certain debt issuance costs as well as $2 million of losses related to investments in auction rate securities, all included in nonoperating expense, net.

In the first six months of 2010, we realized operating income of $361 million and income before income taxes of $235 million. Our results for the first six months of 2010 were also impacted by recognition of $58 million in net special credits as follows:
•
$4 million of net special credits, consisting of a $16 million refund of ASIF previously paid to the TSA during the years 2005 to 2009, offset by other net special charges of $7 million, which included a settlement and corporate transaction costs and $5 million in aircraft costs as a result of capacity reductions;

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
We reported a loss before income taxes in the six months ended June 30, 2011, and we did not record a tax benefit in any 2011 period as our net deferred tax assets, which include the NOLs, are subject to a full valuation allowance.
During the three and six months ended June 30, 2010, we utilized NOLs to reduce our income tax obligation. Utilization of these NOLs results in a corresponding decrease in the valuation allowance. As this valuation allowance was established through the recognition of tax expense, the decrease in the valuation allowance offsets the tax provision dollar for dollar.

The table below sets forth our selected mainline and Express operating data:

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2011	2010	(Decrease)		2011	2010	(Decrease)
Mainline
Revenue passenger miles (millions) (a)	16,260	15,530	4.7%		29,830	28,583	4.4%
Available seat miles (millions) (b)	19,116	18,440	3.7%		36,151	35,019	3.2%
Passenger load factor (percent) (c)	85.1	84.2	0.9	pts	82.5	81.6	0.9	pts
Yield (cents) (d)	14.02	13.11	7.0%		14.01	13.07	7.2%
Passenger revenue per available seat mile (cents) (e)	11.93	11.04	8.0%		11.56	10.66	8.4%
Operating cost per available seat mile (cents) (f)	13.15	11.48	14.6%		13.12	11.79	11.3%
Passenger enplanements (thousands) (g)	13,799	13,381	3.1%		26,303	25,366	3.7%
Departures (thousands)	116	114	1.5%		228	222	2.6%
Aircraft at end of period	338	345	(2.0)%		338	345	(2.0)%
Block hours (thousands) (h)	320	306	4.7%		614	592	3.7%
Average stage length (miles) (i)	1,017	996	2.1%		982	978	0.4%
Average passenger journey (miles) (j)	1,722	1,703	1.1%		1,661	1,654	0.4%
Fuel consumption (gallons in millions)	288	276	4.1%		543	523	3.9%
Average aircraft fuel price including related taxes (dollars per gallon)	3.29	2.23	47.7%		3.10	2.20	40.6%
Full-time equivalent employees at end of period	31,321	30,860	1.5%		31,321	30,860	1.5%

Express (k)
Revenue passenger miles (millions) (a)	2,850	2,777	2.6%		5,288	5,047	4.8%
Available seat miles (millions) (b)	3,688	3,630	1.6%		7,180	6,909	3.9%
Passenger load factor (percent) (c)	77.3	76.5	0.8	pts	73.6	73.0	0.6	pts
Yield (cents) (d)	29.32	27.60	6.2%		28.75	27.10	6.1%
Passenger revenue per available seat mile (cents) (e)	22.65	21.12	7.3%		21.17	19.80	6.9%
Operating cost per available seat mile (cents) (f)	22.01	18.83	16.9%		22.04	19.29	14.2%
Passenger enplanements (thousands) (g)	7,410	7,261	2.0%		13,757	13,208	4.2%
Aircraft at end of period	281	282	(0.4)%		281	282	(0.4)%
Fuel consumption (gallons in millions)	88	86	2.5%		171	163	4.9%
Average aircraft fuel price including related taxes (dollars per gallon)	3.28	2.28	43.8%		3.10	2.24	38.4%

Total Mainline and Express
Revenue passenger miles (millions) (a)	19,110	18,307	4.4%		35,118	33,630	4.4%
Available seat miles (millions) (b)	22,804	22,070	3.3%		43,331	41,928	3.3%
Passenger load factor (percent) (c)	83.8	82.9	0.9	pts	81.0	80.2	0.8	pts
Yield (cents) (d)	16.30	15.31	6.5%		16.23	15.17	7.0%
Passenger revenue per available seat mile (cents) (e)	13.66	12.70	7.6%		13.15	12.17	8.1%
Total revenue per available seat mile (cents) (l)	15.36	14.37	6.9%		14.92	13.88	7.4%
Passenger enplanements (thousands) (g)	21,209	20,642	2.7%		40,060	38,574	3.9%
Aircraft at end of period	619	627	(1.3)%		619	627	(1.3)%
Fuel consumption (gallons in millions)	376	362	3.8%		714	686	4.2%
Average aircraft fuel price including related taxes (dollars per gallon)	3.29	2.24	46.7%		3.10	2.21	40.1%

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. One RPM represents one passenger flown one mile.

(b)	Available seat mile (“ASM”) — A basic measure of production. One ASM represents one seat flown one mile.

(c)	Passenger load factor — The percentage of available seats that are filled with revenue passengers.

(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by RPMs and expressed in cents per mile.

(e)	Passenger revenue per available seat mile (“PRASM”) — Passenger revenues divided by ASMs.

(f)	Operating cost per available seat mile (“CASM”) — Operating expenses divided by ASMs.

(g)	Passenger enplanements — The number of passengers on board an aircraft, including local, connecting and through passengers.

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

Three Months Ended June 30, 2011
Compared with the
Three Months Ended June 30, 2010
Operating Revenues:

			Percent
			Increase
	2011	2010	(Decrease)
	(In millions)
Operating revenues:
Mainline passenger	$2,280	$2,036	12.0
Express passenger	835	767	9.0
Cargo	43	37	18.6
Other	345	331	3.9

Total operating revenues	$3,503	$3,171	10.5

Total operating revenues in the second quarter of 2011 were $3.50 billion as compared to $3.17 billion in the 2010 period, an increase of $332 million, or 10.5%. Significant changes in the components of operating revenues are as follows:
•
Mainline passenger revenues were $2.28 billion in the second quarter of 2011 as compared to $2.04 billion in the 2010 period. Mainline RPMs increased 4.7% as mainline capacity, as measured by ASMs, increased 3.7%, resulting in a 0.9 point increase in load factor to 85.1%. Mainline passenger yield increased 7.0% to 14.02 cents in the second quarter of 2011 from 13.11 cents in the 2010 period. Mainline PRASM increased 8.0% to 11.93 cents in the second quarter of 2011 from 11.04 cents in the 2010 period. These increases in mainline yield and PRASM were due principally to the strong pricing environment resulting from continued high demand for air travel and industry capacity discipline.

•
Express passenger revenues were $835 million in the second quarter of 2011, an increase of $68 million from the 2010 period. Express RPMs increased 2.6% as Express capacity, as measured by ASMs, increased 1.6%, resulting in a 0.8 point increase in load factor to 77.3%. Express passenger yield increased by 6.2% to 29.32 cents in the second quarter of 2011 from 27.60 cents in the 2010 period. Express PRASM increased 7.3% to 22.65 cents in the second quarter of 2011 from 21.12 cents in the 2010 period. The increases in Express yield and PRASM were the result of the same strong pricing environment discussed in mainline passenger revenues above.

•	Cargo revenues were $43 million in the second quarter of 2011, an increase of $6 million, or 18.6%, from the 2010 period. The increase in cargo revenues was driven primarily by an increase in yield.
•
Other revenues were $345 million in the second quarter of 2011, an increase of $14 million, or 3.9%, from the 2010 period. The increase in other revenues was driven primarily by increases in the volume of passenger ticketing change fees.

Operating Expenses:

			Percent
			Increase
	2011	2010	(Decrease)
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$948	$616	53.8
Salaries and related costs	577	573	0.6
Aircraft rent	163	169	(3.5)
Aircraft maintenance	181	162	11.7
Other rent and landing fees	145	135	7.3
Selling expenses	120	107	12.6
Special items, net	6	(9)	nm
Depreciation and amortization	59	63	(6.5)
Other	316	301	5.2

Total mainline operating expenses	2,515	2,117	18.8
Express expenses:
Fuel	287	195	47.4
Other	524	488	7.4

Total Express expenses	811	683	18.8

Total operating expenses	$3,326	$2,800	18.8

Total operating expenses were $3.33 billion in the second quarter of 2011, an increase of $526 million, or 18.8%, compared to the 2010 period.
Mainline Operating Expenses:
Mainline operating expenses were $2.52 billion in the second quarter of 2011, an increase of $398 million, or 18.8%, from the 2010 period, while mainline capacity increased 3.7%.
Our mainline CASM excluding special items, fuel and profit sharing, increased 0.08 cents, or 1.0%, from 8.08 cents in the second quarter of 2010 to 8.16 cents in the second quarter of 2011. The increase in the 2011 period was primarily due to higher maintenance costs and increased selling costs associated with higher passenger revenues.
The table below sets forth the major components of our total mainline CASM and our mainline CASM excluding special items, fuel and profit sharing for the three months ended June 30, 2011 and 2010:

			Percent
			Increase
	2011	2010	(Decrease)
	(In cents)
Mainline CASM:
Aircraft fuel and related taxes	4.96	3.34	48.3
Salaries and related costs	3.02	3.11	(2.9)
Aircraft rent	0.85	0.92	(6.9)
Aircraft maintenance	0.95	0.88	7.7
Other rent and landing fees	0.76	0.73	3.5
Selling expenses	0.63	0.58	8.6
Special items, net	0.03	(0.05)	nm
Depreciation and amortization	0.31	0.34	(9.8)
Other	1.65	1.63	1.5

Total mainline CASM	13.15	11.48	14.6
Special items, net	(0.03)	0.05
Aircraft fuel and related taxes	(4.96)	(3.34)
Profit sharing	—	(0.10)

Total mainline CASM excluding special items, fuel and profit sharing (1)	8.16	8.08	1.0

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

Significant changes in the components of mainline operating expense per ASM are as follows:
•	Aircraft fuel and related taxes per ASM increased 48.3% primarily due to a 47.7% increase in the average price per gallon of fuel to $3.29 in the second quarter of 2011 from $2.23 in the 2010 period.
•
Aircraft rent per ASM decreased 6.9% primarily due to a decrease in average rental rates and a decrease in the average number of leased aircraft in the second quarter of 2011 as compared to the 2010 period.

•	Aircraft maintenance expense per ASM increased 7.7% primarily due an increase in the number of engine and airframe overhauls performed in the 2011 period.
•	Selling expenses per ASM increased 8.6% primarily due to higher credit card fees as a result of the increase in passenger revenues in the 2011 period.
•	Depreciation and amortization expense per ASM decreased 9.8% primarily due to the impact of reduced capital spending and increased capacity.
Express Operating Expenses:
Total Express expenses increased $128 million, or 18.8%, in the second quarter of 2011 to $811 million from $683 million in the 2010 period. The period-over-period increase was primarily due to a $92 million, or 47.4%, increase in fuel costs. The average price per gallon of fuel increased 43.8% to $3.28 in the second quarter of 2011 from $2.28 in the 2010 period. Other Express expenses increased $36 million, or 7.4%, while Express capacity increased 1.6%. This increase in other Express expenses was driven by higher maintenance expenses, due principally to increases in the number of engine overhauls performed, as well as selling expenses as a result of the increase in Express passenger revenues in the 2011 period.
Nonoperating Income (Expense):

			Percent
			Increase
	2011	2010	(Decrease)
	(In millions)
Nonoperating income (expense):
Interest income	$1	$3	(59.2)
Interest expense, net	(79)	(86)	(7.9)
Other, net	(7)	(9)	(10.2)

Total nonoperating expense, net	$(85)	$(92)	(6.3)

Net nonoperating expense decreased $7 million in the second quarter of 2011 to $85 million from $92 million in the 2010 period. Other nonoperating expense, net in the 2011 period included $6 million in debt prepayment penalties and non-cash write offs of certain debt issuance costs as well as $2 million of losses related to investments in auction rate securities. Other nonoperating expense, net in the 2010 period included $15 million in net foreign currency losses as a result of the overall strengthening of the U.S. dollar during the second quarter of 2010, offset by $4 million of net realized gains related to the sale of certain investments in auction rate securities.

Six Months Ended June 30, 2011
Compared with the
Six Months Ended June 30, 2010
Operating Revenues:

			Percent
			Increase
	2011	2010	(Decrease)
	(In millions)
Operating revenues:
Mainline passenger	$4,180	$3,735	11.9
Express passenger	1,520	1,368	11.1
Cargo	86	69	24.1
Other	678	649	4.4

Total operating revenues	$6,464	$5,821	11.0

Total operating revenues in the first six months of 2011 were $6.46 billion as compared to $5.82 billion in the 2010 period, an increase of $643 million, or 11.0%. Significant changes in the components of operating revenues are as follows:
•
Mainline passenger revenues were $4.18 billion in the first six months of 2011 as compared to $3.74 billion in the 2010 period. Mainline RPMs increased 4.4% as mainline capacity, as measured by ASMs, increased 3.2%, resulting in a 0.9 point increase in load factor to 82.5%. Mainline passenger yield increased 7.2% to 14.01 cents in the first six months of 2011 from 13.07 cents in the 2010 period. Mainline PRASM increased 8.4% to 11.56 cents in the first six months of 2011 from 10.66 cents in the 2010 period. These increases in mainline yield and PRASM were due principally to the strong pricing environment resulting from continued high demand for air travel and industry capacity discipline.

•
Express passenger revenues were $1.52 billion in the first six months of 2011, an increase of $152 million from the 2010 period. Express RPMs increased 4.8% as Express capacity, as measured by ASMs, increased 3.9%, resulting in a 0.6 point increase in load factor to 73.6%. Express passenger yield increased by 6.1% to 28.75 cents in the first six months of 2011 from 27.10 cents in the 2010 period. Express PRASM increased 6.9% to 21.17 cents in the first six months of 2011 from 19.80 cents in the 2010 period. The increases in Express yield and PRASM were the result of the same strong pricing environment discussed in mainline passenger revenues above.

•
Cargo revenues were $86 million in the first six months of 2011, an increase of $17 million, or 24.1%, from the 2010 period. The increase in cargo revenues was driven primarily by an increase in yield as well as an increase in international freight volume.

•
Other revenues were $678 million in the first six months of 2011, an increase of $29 million, or 4.4%, from the 2010 period. The increase in other revenues was driven primarily by increases in the volume of passenger ticketing change fees.

Operating Expenses:

			Percent
			Increase
	2011	2010	(Decrease)
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$1,682	$1,151	46.2
Salaries and related costs	1,149	1,128	1.8
Aircraft rent	327	340	(3.8)
Aircraft maintenance	344	319	8.0
Other rent and landing fees	274	270	1.6
Selling expenses	220	201	9.4
Special items, net	9	(4)	nm
Depreciation and amortization	119	124	(3.9)
Other	619	598	3.3

Total mainline operating expenses	4,743	4,127	14.9
Express expenses:
Fuel	530	365	45.2
Other	1,053	968	8.7

Total Express expenses	1,583	1,333	18.7

Total operating expenses	$6,326	$5,460	15.9

Total operating expenses were $6.33 billion in the first six months of 2011, an increase of $866 million, or 15.9%, compared to the 2010 period.
Mainline Operating Expenses:
Mainline operating expenses were $4.74 billion in the first six months of 2011, an increase of $616 million, or 14.9%, from the 2010 period, while mainline capacity increased 3.2%.
Our mainline CASM excluding special items, fuel and profit sharing, decreased 0.02 cents, or 0.2%, from 8.46 cents in the first six months of 2010 to 8.44 cents in the first six months of 2011, which was primarily due to continued cost diligence.
The table below sets forth the major components of our total mainline CASM and our mainline CASM excluding special items, fuel and profit sharing for the six months ended June 30, 2011 and 2010:

			Percent
			Increase
	2011	2010	(Decrease)
	(In cents)
Mainline CASM:
Aircraft fuel and related taxes	4.65	3.29	41.6
Salaries and related costs	3.18	3.22	(1.4)
Aircraft rent	0.90	0.97	(6.8)
Aircraft maintenance	0.95	0.91	4.6
Other rent and landing fees	0.76	0.77	(1.6)
Selling expenses	0.61	0.58	6.0
Special items, net	0.03	(0.01)	nm
Depreciation and amortization	0.33	0.35	(6.9)
Other	1.71	1.71	—

Total mainline CASM	13.12	11.79	11.3
Special items, net	(0.03)	0.01
Aircraft fuel and related taxes	(4.65)	(3.29)
Profit sharing	—	(0.05)

Total mainline CASM excluding special items, fuel and profit sharing (1)	8.44	8.46	(0.2)

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

Significant changes in the components of mainline operating expense per ASM are as follows:
•
Aircraft fuel and related taxes per ASM increased 41.6% primarily due to a 40.6% increase in the average price per gallon of fuel to $3.10 in the first six months of 2011 from $2.20 in the 2010 period.

•
Aircraft rent per ASM decreased 6.8% primarily due to a decrease in average rental rates and a decrease in the average number of leased aircraft in the first six months of 2011 as compared to the 2010 period.

•	Selling expenses per ASM increased 6.0% primarily due to higher credit card fees as a result of the increase in passenger revenues in the 2011 period.
•	Depreciation and amortization expense per ASM decreased 6.9% primarily due to the impact of reduced capital spending and increased capacity.
Express Operating Expenses:
Total Express expenses increased $250 million, or 18.7%, in the first six months of 2011 to $1.58 billion from $1.33 billion in the 2010 period. The period-over-period increase was primarily due to a $165 million, or 45.2%, increase in fuel costs. The average price per gallon of fuel increased 38.4% to $3.10 in the first six months of 2011 from $2.24 in the 2010 period. Other Express expenses increased $85 million, or 8.7%, while Express capacity increased 3.9%. This increase in other Express expenses was driven by higher maintenance expenses, due principally to increases in the number of engine overhauls performed, as well as selling expenses as a result of the increase in Express passenger revenues in the 2011 period.
Nonoperating Income (Expense):

			Percent
			Increase
	2011	2010	(Decrease)
	(In millions)
Nonoperating income (expense):
Interest income	$2	$9	(68.8)
Interest expense, net	(156)	(168)	(7.0)
Other, net	(7)	33	nm

Total nonoperating expense, net	$(161)	$(126)	27.4

Net nonoperating expense increased $35 million in the first six months of 2011 to $161 million from $126 million in the 2010 period. Other nonoperating expense, net in the 2011 period included $6 million in debt prepayment penalties and non-cash write offs of certain debt issuance costs as well as $2 million of losses related to investments in auction rate securities. Other nonoperating expense, net in the 2010 period included $53 million of net realized gains related to the sale of certain investments in auction rate securities, offset by $21 million in net foreign currency losses as a result of the overall strengthening of the U.S. dollar during the first six months of 2010.

US Airways’ Results of Operations
In the three months ended June 30, 2011, US Airways realized operating income of $179 million and income before income taxes of $119 million. US Airways experienced year-over-year growth in revenues driven by the strong pricing environment, which offset in part increased operating costs, principally higher fuel costs. US Airways’ second quarter 2011 results were also impacted by recognition of $14 million in net special charges as follows:
•	$6 million of net special charges, primarily related to legal costs incurred in connection with the Delta Slot transaction; and
•
$6 million in debt prepayment penalties and non-cash write offs of certain debt issuance costs as well as $2 million of losses related to investments in auction rate securities, all included in nonoperating expense, net.

In the three months ended June 30, 2010, US Airways realized operating income of $362 million and income before income taxes of $295 million. US Airways’ second quarter 2010 results were also impacted by recognition of $13 million in net special credits as follows:
•
$9 million of net special credits, consisting of a $16 million refund of ASIF previously paid to the TSA during the years 2005 to 2009, offset by other net special charges of $7 million, which included a settlement and corporate transaction costs; and

•	$4 million of net realized gains related to the sale of certain investments in auction rate securities, included in nonoperating expense, net.
In the first six months of 2011, US Airways realized operating income of $149 million and income before income taxes of $36 million. US Airways experienced year-over-year growth in revenues driven by the strong pricing environment, which offset in part increased operating costs, principally higher fuel costs. US Airways’ results for the first six months of 2011 were also impacted by recognition of $17 million in net special charges as follows:
•	$9 million of net special charges, primarily related to legal costs incurred in connection with the Delta Slot transaction; and
•
$6 million in debt prepayment penalties and non-cash write offs of certain debt issuance costs as well as $2 million of losses related to investments in auction rate securities, all included in nonoperating expense, net.

In the first six months of 2010, US Airways realized operating income of $352 million and income before income taxes of $272 million. US Airways’ results for the first six months of 2010 were also impacted by recognition of $57 million in net special credits as follows:
•
$4 million of net special credits, consisting of a $16 million refund of ASIF previously paid to the TSA during the years 2005 to 2009, offset by other net special charges of $7 million, which included a settlement and corporate transaction costs and $5 million in aircraft costs as a result of capacity reductions; and

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
During the three and six months ended June 30, 2011 and 2010, US Airways utilized NOLs to reduce its income tax obligation. Utilization of these NOLs results in a corresponding decrease in the valuation allowance. As this valuation allowance was established through the recognition of tax expense, the decrease in the valuation allowance offsets the tax provision dollar for dollar.

The table below sets forth US Airways’ selected mainline and Express operating data:

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2011	2010	(Decrease)		2011	2010	(Decrease)
Mainline
Revenue passenger miles (millions) (a)	16,260	15,530	4.7%		29,830	28,583	4.4%
Available seat miles (millions) (b)	19,116	18,440	3.7%		36,151	35,019	3.2%
Passenger load factor (percent) (c)	85.1	84.2	0.9	pts	82.5	81.6	0.9	pts
Yield (cents) (d)	14.02	13.11	7.0%		14.01	13.07	7.2%
Passenger revenue per available seat mile (cents) (e)	11.93	11.04	8.0%		11.56	10.66	8.4%
Aircraft at end of period	338	345	(2.0)%		338	345	(2.0)%
Fuel consumption (gallons in millions)	288	276	4.1%		543	523	3.9%
Average aircraft fuel price including related taxes (dollars per gallon)	3.29	2.23	47.7%		3.10	2.20	40.6%

Express (f)
Revenue passenger miles (millions) (a)	2,850	2,777	2.6%		5,288	5,047	4.8%
Available seat miles (millions) (b)	3,688	3,630	1.6%		7,180	6,909	3.9%
Passenger load factor (percent) (c)	77.3	76.5	0.8	pts	73.6	73.0	0.6	pts
Yield (cents) (d)	29.32	27.60	6.2%		28.75	27.10	6.1%
Passenger revenue per available seat mile (cents) (e)	22.65	21.12	7.3%		21.17	19.80	6.9%
Aircraft at end of period	281	282	(0.4)%		281	282	(0.4)%
Fuel consumption (gallons in millions)	88	86	2.5%		171	163	4.9%
Average aircraft fuel price including related taxes (dollars per gallon)	3.28	2.29	43.7%		3.11	2.25	38.3%

Total Mainline and Express
Revenue passenger miles (millions) (a)	19,110	18,307	4.4%		35,118	33,630	4.4%
Available seat miles (millions) (b)	22,804	22,070	3.3%		43,331	41,928	3.3%
Passenger load factor (percent) (c)	83.8	82.9	0.9	pts	81.0	80.2	0.8	pts
Yield (cents) (d)	16.30	15.31	6.5%		16.23	15.17	7.0%
Passenger revenue per available seat mile (cents) (e)	13.66	12.70	7.6%		13.15	12.17	8.1%
Total revenue per available seat mile (cents) (g)	15.54	14.54	6.9%		15.09	14.06	7.3%
Aircraft at end of period	619	627	(1.3)%		619	627	(1.3)%
Fuel consumption (gallons in millions)	376	362	3.8%		714	686	4.2%
Average aircraft fuel price including related taxes (dollars per gallon)	3.29	2.24	46.7%		3.10	2.21	40.1%

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. One RPM represents one passenger flown one mile.

(b)	Available seat mile (“ASM”) — A basic measure of production. One ASM represents one seat flown one mile.

(c)	Passenger load factor — The percentage of available seats that are filled with revenue passengers.

(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by RPMs and expressed in cents per mile.

(e)	Passenger revenue per available seat mile (“PRASM”) — Passenger revenues divided by ASMs.

(f)
Express statistics include Piedmont and PSA, as well as operating and financial results from capacity purchase agreements with Air Wisconsin Airlines Corporation, Republic Airline Inc., Mesa Airlines, Inc. and Chautauqua Airlines, Inc.

(g)	Total revenue per available seat mile (“RASM”) — Total revenues divided by total mainline and Express ASMs.

Three Months Ended June 30, 2011
Compared with the
Three Months Ended June 30, 2010
Operating Revenues:

			Percent
			Increase
	2011	2010	(Decrease)
	(In millions)
Operating revenues:
Mainline passenger	$2,280	$2,036	12.0
Express passenger	835	767	9.0
Cargo	43	37	18.6
Other	386	369	4.2

Total operating revenues	$3,544	$3,209	10.4

Total operating revenues in the second quarter of 2011 were $3.54 billion as compared to $3.21 billion in the 2010 period, an increase of $335 million, or 10.4%. Significant changes in the components of operating revenues are as follows:
•
Mainline passenger revenues were $2.28 billion in the second quarter of 2011 as compared to $2.04 billion in the 2010 period. Mainline RPMs increased 4.7% as mainline capacity, as measured by ASMs, increased 3.7%, resulting in a 0.9 point increase in load factor to 85.1%. Mainline passenger yield increased 7.0% to 14.02 cents in the second quarter of 2011 from 13.11 cents in the 2010 period. Mainline PRASM increased 8.0% to 11.93 cents in the second quarter of 2011 from 11.04 cents in the 2010 period. These increases in mainline yield and PRASM were due principally to the strong pricing environment resulting from continued high demand for air travel and industry capacity discipline.

•
Express passenger revenues were $835 million in the second quarter of 2011, an increase of $68 million from the 2010 period. Express RPMs increased 2.6% as Express capacity, as measured by ASMs, increased 1.6%, resulting in a 0.8 point increase in load factor to 77.3%. Express passenger yield increased by 6.2% to 29.32 cents in the second quarter of 2011 from 27.60 cents in the 2010 period. Express PRASM increased 7.3% to 22.65 cents in the second quarter of 2011 from 21.12 cents in the 2010 period. The increases in Express yield and PRASM were the result of the same strong pricing environment discussed in mainline passenger revenues above.

•	Cargo revenues were $43 million in the second quarter of 2011, an increase of $6 million, or 18.6%, from the 2010 period. The increase in cargo revenues was driven primarily by an increase in yield.
•
Other revenues were $386 million in the second quarter of 2011, an increase of $17 million, or 4.2%, from the 2010 period. The increase in other revenues was driven primarily by increases in the volume of passenger ticketing change fees.

Operating Expenses:

			Percent
			Increase
	2011	2010	(Decrease)
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$948	$616	53.8
Salaries and related costs	577	573	0.6
Aircraft rent	163	169	(3.5)
Aircraft maintenance	181	162	11.7
Other rent and landing fees	145	135	7.3
Selling expenses	120	107	12.6
Special items, net	6	(9)	nm
Depreciation and amortization	61	65	(6.2)
Other	326	308	6.2

Total mainline operating expenses	2,527	2,126	18.9
Express expenses:
Fuel	288	196	47.3
Other	550	525	4.6

Total Express expenses	838	721	16.2

Total operating expenses	$3,365	$2,847	18.2

Total operating expenses were $3.37 billion in the second quarter of 2011, an increase of $518 million, or 18.2%, compared to the 2010 period.
Mainline Operating Expenses:
Mainline operating expenses were $2.53 billion in the second quarter of 2011, an increase of $401 million, or 18.9%, from the 2010 period, while mainline capacity increased 3.7%.
Significant changes in the components of mainline operating expenses are as follows:
•	Aircraft fuel and related taxes increased 53.8% primarily due to a 47.7% increase in the average price per gallon of fuel to $3.29 in the second quarter of 2011 from $2.23 in the 2010 period.
•	Aircraft rent decreased 3.5% primarily due to a decrease in average rental rates and a decrease in the average number of leased aircraft in the second quarter of 2011 as compared to the 2010 period.
•	Aircraft maintenance expense increased 11.7% primarily due an increase in the number of engine and airframe overhauls performed in the 2011 period.
•	Selling expenses increased 12.6% primarily due to higher credit card fees as a result of the increase in passenger revenues in the 2011 period.
•	Depreciation and amortization expense decreased 6.2% primarily due to the impact of reduced capital spending and increased capacity.
Express Operating Expenses:
Total Express expenses increased $117 million, or 16.2%, in the second quarter of 2011 to $838 million from $721 million in the 2010 period. The period-over-period increase was primarily due to a $92 million, or 47.3%, increase in fuel costs. The average price per gallon of fuel increased 43.7% to $3.28 in the second quarter of 2011 from $2.29 in the 2010 period. Other Express expenses increased $25 million, or 4.6%, while Express capacity increased 1.6%. This increase in other Express expenses was driven by higher amounts paid under capacity purchase agreements, due principally to increased maintenance activity, as well as selling expenses as a result of the increase in Express passenger revenues in the 2011 period.

Nonoperating Income (Expense):

			Percent
			Increase
	2011	2010	(Decrease)
	(In millions)
Nonoperating income (expense):
Interest income	$1	$3	(59.2)
Interest expense, net	(53)	(62)	(12.7)
Other, net	(8)	(8)	—

Total nonoperating expense, net	$(60)	$(67)	(10.0)

Net nonoperating expense decreased $7 million in the second quarter of 2011 to $60 million from $67 million in the 2010 period. Other nonoperating expense, net in the 2011 period included $6 million in debt prepayment penalties and non-cash write offs of certain debt issuance costs as well as $2 million of losses related to investments in auction rate securities. Other nonoperating expense, net in the 2010 period included $15 million in net foreign currency losses as a result of the overall strengthening of the U.S. dollar during the second quarter of 2010, offset by $4 million of net realized gains related to the sale of certain investments in auction rate securities.

Six Months Ended June 30, 2011
Compared with the
Six Months Ended June 30, 2010
Operating Revenues:

			Percent
			Increase
	2011	2010	(Decrease)
	(In millions)
Operating revenues:
Mainline passenger	$4,180	$3,735	11.9
Express passenger	1,520	1,368	11.1
Cargo	86	69	24.1
Other	751	721	4.1

Total operating revenues	$6,537	$5,893	10.9

Total operating revenues in the first six months of 2011 were $6.54 billion as compared to $5.89 billion in the 2010 period, an increase of $644 million, or 10.9%. Significant changes in the components of operating revenues are as follows:
•
Mainline passenger revenues were $4.18 billion in the first six months of 2011 as compared to $3.74 billion in the 2010 period. Mainline RPMs increased 4.4% as mainline capacity, as measured by ASMs, increased 3.2%, resulting in a 0.9 point increase in load factor to 82.5%. Mainline passenger yield increased 7.2% to 14.01 cents in the first six months of 2011 from 13.07 cents in the 2010 period. Mainline PRASM increased 8.4% to 11.56 cents in the first six months of 2011 from 10.66 cents in the 2010 period. These increases in mainline yield and PRASM were due principally to the strong pricing environment resulting from continued high demand for air travel and industry capacity discipline.

•
Express passenger revenues were $1.52 billion in the first six months of 2011, an increase of $152 million from the 2010 period. Express RPMs increased 4.8% as Express capacity, as measured by ASMs, increased 3.9%, resulting in a 0.6 point increase in load factor to 73.6%. Express passenger yield increased by 6.1% to 28.75 cents in the first six months of 2011 from 27.10 cents in the 2010 period. Express PRASM increased 6.9% to 21.17 cents in the first six months of 2011 from 19.80 cents in the 2010 period. The increases in Express yield and PRASM were the result of the same strong pricing environment discussed in mainline passenger revenues above.

•
Cargo revenues were $86 million in the first six months of 2011, an increase of $17 million, or 24.1%, from the 2010 period. The increase in cargo revenues was driven primarily by an increase in yield as well as an increase in international freight volume.

•
Other revenues were $751 million in the first six months of 2011, an increase of $30 million, or 4.1%, from the 2010 period. The increase in other revenues was driven primarily by increases in the volume of passenger ticketing change fees.

Operating Expenses:

			Percent
			Increase
	2011	2010	(Decrease)
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$1,682	$1,151	46.2
Salaries and related costs	1,149	1,128	1.8
Aircraft rent	327	340	(3.8)
Aircraft maintenance	344	319	8.0
Other rent and landing fees	274	270	1.6
Selling expenses	220	201	9.4
Special items, net	9	(4)	nm
Depreciation and amortization	124	128	(3.7)
Other	634	612	3.6

Total mainline operating expenses	4,763	4,145	14.9
Express expenses:
Fuel	531	366	45.1
Other	1,094	1,030	6.2

Total Express expenses	1,625	1,396	16.4

Total operating expenses	$6,388	$5,541	15.3

Total operating expenses were $6.39 billion in the first six months of 2011, an increase of $847 million, or 15.3%, compared to the 2010 period.
Mainline Operating Expenses:
Mainline operating expenses were $4.76 billion in the first six months of 2011, an increase of $618 million, or 14.9%, from the 2010 period, while mainline capacity increased 3.2%.
Significant changes in the components of mainline operating expenses are as follows:
•	Aircraft fuel and related taxes increased 46.2% primarily due to a 40.6% increase in the average price per gallon of fuel to $3.10 in the first six months of 2011 from $2.20 in the 2010 period.
•	Aircraft rent decreased 3.8% primarily due to a decrease in average rental rates and a decrease in the average number of leased aircraft in the first six months of 2011 as compared to the 2010 period.
•	Selling expenses increased 9.4% primarily due to higher credit card fees as a result of the increase in passenger revenues in the 2011 period.
•	Depreciation and amortization expense decreased 3.7% primarily due to the impact of reduced capital spending and increased capacity.
Express Operating Expenses:
Total Express expenses increased $229 million, or 16.4%, in the first six months of 2011 to $1.63 billion from $1.40 billion in the 2010 period. The period-over-period increase was primarily due to a $165 million, or 45.1%, increase in fuel costs. The average price per gallon of fuel increased 38.3% to $3.11 in the first six months of 2011 from $2.25 in the 2010 period. Other Express expenses increased $64 million, or 6.2%, while Express capacity increased 3.9%. This increase in other Express expenses was driven by higher amounts paid under capacity purchase agreements, due principally to increased maintenance activity, as well as selling expenses as a result of the increase in Express passenger revenues in the 2011 period.

Nonoperating Income (Expense):

			Percent
			Increase
	2011	2010	(Decrease)
	(In millions)
Nonoperating income (expense):
Interest income	$2	$9	(68.8)
Interest expense, net	(107)	(121)	(11.1)
Other, net	(8)	32	nm

Total nonoperating expense, net	$(113)	$(80)	41.7

Net nonoperating expense increased $33 million in the first six months of 2011 to $113 million from $80 million in the 2010 period. Other nonoperating expense, net in the 2011 period included $6 million in debt prepayment penalties and non-cash write offs of certain debt issuance costs as well as $2 million of losses related to investments in auction rate securities. Other nonoperating expense, net in the 2010 period included $53 million of net realized gains related to the sale of certain investments in auction rate securities, offset by $21 million in net foreign currency losses as a result of the overall strengthening of the U.S. dollar during the first six months of 2010.

Liquidity and Capital Resources
As of June 30, 2011, our cash, cash equivalents, investments in marketable securities and restricted cash were $2.64 billion, of which $388 million was restricted. Our investments in marketable securities included $19 million of auction rate securities at fair value ($27 million par value) that are classified as current assets on our condensed consolidated balance sheets, which were subsequently sold in July 2011. Refer to Note 7, “Investments in Marketable Securities” in Part I, Items 1A and 1B, respectively, of this report for additional information on our auction rate securities.
Sources and Uses of Cash
US Airways Group
Net cash provided by operating activities was $569 million and $739 million for the first six months of 2011 and 2010, respectively, a period-over-period decrease of $170 million. The decrease in net cash provided by operating activities was due to lower net income in the 2011 period as a result of increased operating costs, principally higher fuel costs.
Net cash used in investing activities was $126 million and $91 million for the first six months of 2011 and 2010, respectively. Principal investing activities in the 2011 period included expenditures of $67 million for property and equipment and $39 million for aircraft pre-delivery deposits, purchases of marketable securities of $30 million and a $24 million increase in restricted cash. These cash outflows were offset in part by proceeds from sales of certain auction rate securities of $33 million. Principal investing activities in the 2010 period included purchases of marketable securities of $180 million and expenditures for property and equipment totaling $94 million, primarily related to the purchase of Airbus aircraft, offset by net proceeds from sales of certain auction rate securities of $143 million and a $38 million decrease in restricted cash. Changes in restricted cash reflect adjustments to the amount of holdback held by certain credit card processors for advance ticket sales for which US Airways has not yet provided air transportation.
Net cash used in financing activities was $104 million and $133 million for the first six months of 2011 and 2010, respectively. Principal financing activities in the 2011 period included debt repayments of $417 million, including the repayment of existing debt associated with five Airbus aircraft refinanced by the 2011 EETC issuance. These cash outflows were offset in part by proceeds from the issuance of debt of $324 million, which included $285 million of proceeds from the issuance of equipment notes associated with the 2011 EETC. Principal financing activities in the 2010 period included debt repayments of $220 million and proceeds from the issuance of debt of $90 million, which primarily included the financing associated with the purchase of Airbus aircraft.
US Airways
Net cash provided by operating activities was $539 million and $764 million for the first six months of 2011 and 2010, respectively, a period-over-period decrease of $225 million. The decrease in net cash provided by operating activities was due to lower net income in the 2011 period as a result of increased operating costs, principally higher fuel costs. US Airways’ operating cash flow was also impacted by net intercompany cash transfers to US Airways Group.
Net cash used in investing activities was $118 million and $84 million for the first six months of 2011 and 2010, respectively. Principal investing activities in the 2011 period included expenditures of $59 million for property and equipment and $39 million for aircraft pre-delivery deposits, purchases of marketable securities of $30 million and a $24 million increase in restricted cash. These cash outflows were offset in part by proceeds from sales of certain auction rate securities of $33 million. Principal investing activities in the 2010 period included purchases of marketable securities of $180 million and expenditures for property and equipment totaling $87 million, primarily related to the purchase of Airbus aircraft, offset by net proceeds from sales of certain auction rate securities of $143 million and a $38 million decrease in restricted cash. Changes in restricted cash reflect adjustments to the amount of holdback held by certain credit card processors for advance ticket sales for which US Airways has not yet provided air transportation.
Net cash used in financing activities was $88 million and $117 million for the first six months of 2011 and 2010, respectively. Principal financing activities in the 2011 period included debt repayments of $401 million, including the repayment of existing debt associated with five Airbus aircraft refinanced by the 2011 EETC issuance. These cash outflows were offset in part by proceeds from the issuance of debt of $324 million, which included $285 million of proceeds from the issuance of equipment notes associated with the 2011 EETC. Principal financing activities in the 2010 period included debt repayments of $204 million and proceeds from the issuance of debt of $90 million, which primarily included the financing associated with the purchase of Airbus aircraft.

Commitments
As of June 30, 2011, we had $4.54 billion of long-term debt and capital leases (including current maturities and before discount on debt). The information contained herein is not a comprehensive discussion and analysis of our commitments, but rather updates disclosures made in the 2010 Form 10-K.
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
The Citicorp credit facility bears interest at an index rate plus an applicable index margin or, at our option, LIBOR plus an applicable LIBOR margin for interest periods of one, two, three or six months. The applicable index margin, subject to adjustment, is 1.00%, 1.25% or 1.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or greater than $1 billion, respectively. The applicable LIBOR margin, subject to adjustment, is 2.00%, 2.25% or 2.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or greater than $1 billion, respectively. In addition, interest on the Citicorp credit facility may be adjusted based on the credit rating for the Citicorp credit facility as follows: (i) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least one subgrade better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be the lower of 2.25% and the rate otherwise applicable based upon the adjusted Citicorp credit facility balance and (B) the applicable index margin will be the lower of 1.25% and the rate otherwise applicable based upon the Citicorp credit facility principal balance, and (ii) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least two subgrades better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be 2.00% and (B) the applicable index margin will be 1.00%. As of June 30, 2011, the interest rate on the Citicorp credit facility was 2.69% based on a 2.50% LIBOR margin.
The Citicorp credit facility matures on March 23, 2014, and is repayable in seven annual installments with each of the first six installments to be paid on each anniversary of the closing date in an amount equal to 1% of the initial aggregate principal amount of the loan and the final installment to be paid on the maturity date in the amount of the full remaining balance of the loan.
In addition, the Citicorp credit facility requires certain mandatory prepayments upon the occurrence of specified events, establishes certain financial covenants, including minimum cash requirements and maintenance of certain minimum ratios, contains customary affirmative covenants and negative covenants and contains customary events of default. The Citicorp credit facility requires us to maintain consolidated unrestricted cash and cash equivalents of not less than $850 million, with not less than $750 million (subject to partial reductions upon certain reductions in the outstanding principal amount of the loan) of that amount held in accounts subject to control agreements, which would become restricted for use by us if certain adverse events occur per the terms of the agreement. In addition, the Citicorp credit facility provides that we may issue debt in the future with a second lien on the assets pledged as collateral under the Citicorp credit facility. The principal amount outstanding under the Citicorp credit facility was $1.14 billion as of June 30, 2011. As of June 30, 2011, we were in compliance with all debt covenants under the Citicorp credit facility.
2011 Financing Transactions
In June 2011, US Airways created three pass-through trusts which issued approximately $471 million aggregate face amount of Series 2011-1 Class A, Class B and Class C Enhanced Equipment Trust Certificates in connection with the refinancing of five Airbus aircraft owned by US Airways and the financing of four Airbus aircraft scheduled to be delivered from September to October 2011. The 2011 EETCs represent fractional undivided interests in the respective pass-through trusts and are not obligations of US Airways. Proceeds received from the sale of EETCs are initially held by a depository in escrow for the benefit of the certificate holders until US Airways issues equipment notes to the trust, which purchases the notes with a portion of the escrowed funds. These escrowed funds are not guaranteed by US Airways and are not reported as debt on US Airways’ condensed consolidated balance sheet because the proceeds held by the depositary are not US Airways’ assets.

In June 2011, $285 million of the escrowed proceeds from the 2011 EETCs were used to purchase equipment notes issued by US Airways in three series: Series A equipment notes in an aggregate principal amount of $178 million bearing interest at 7.125% per annum, Series B equipment notes in an aggregate principal amount of $57 million bearing interest at 9.75% per annum and Series C equipment notes in an aggregate principal amount of $50 million bearing interest at 10.875% per annum. Interest on the equipment notes is payable semiannually in April and October of each year, beginning in October 2011. Principal payments on the equipment notes are scheduled to begin in April 2012. The final payments on the Series A equipment notes, Series B equipment notes and Series C equipment notes will be due in October 2023, October 2018 and October 2014, respectively. US Airways’ payment obligations under the equipment notes are fully and unconditionally guaranteed by US Airways Group. The net proceeds from the issuance of these equipment notes were used in part to repay the existing debt associated with the five Airbus aircraft, with the balance used for general corporate purposes. The equipment notes are secured by liens on aircraft. The remaining $186 million of escrowed proceeds will be used to purchase equipment notes as the new aircraft are delivered.
In July 2011, US Airways completed an offering of Class C certificates in the aggregate principal amount of $53 million under its Series 2010-1 EETCs. The 2010-1 Class A and B certificates originally closed in December 2010 in connection with the refinancing of owned Airbus aircraft. Also in July 2011, US Airways issued $53 million in additional equipment notes bearing interest at 11% per annum. The net proceeds from the offering will be used for general corporate purposes.
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
Aircraft and Engine Purchase Commitments
US Airways has definitive purchase agreements with Airbus for the acquisition of 134 aircraft, including 97 single-aisle A320 family aircraft and 37 widebody aircraft (comprised of 22 A350 XWB aircraft and 15 A330-200 aircraft). Since 2008, when deliveries commenced under the purchase agreements, we have taken delivery of 34 aircraft through June 30, 2011, which includes four A320 aircraft, 23 A321 aircraft and seven A330-200 aircraft. US Airways plans to take delivery of 12 A321 aircraft in the second half of 2011 and an additional 12 A320 family aircraft in 2012. The remaining 46 A320 family aircraft are scheduled to be delivered between 2013 and 2015. In addition, US Airways plans to take delivery of the eight remaining A330-200 aircraft in 2013 and 2014. Deliveries of the 22 A350 XWB aircraft are scheduled to begin in 2017 and extend through 2019.
US Airways has agreements for the purchase of eight new IAE V2500-A5 spare engines scheduled for delivery through 2014 for use on the A320 family fleet, three new Trent 700 spare engines scheduled for delivery through 2013 for use on the A330-200 fleet and three new Trent XWB spare engines scheduled for delivery in 2017 through 2019 for use on the A350 XWB aircraft. US Airways has taken delivery of two of the Trent 700 spare engines and one of the V2500-A5 spare engines through June 30, 2011.
Under all of our aircraft and engine purchase agreements, our total future commitments as of June 30, 2011 are expected to be approximately $5.91 billion through 2019, which includes predelivery deposits and payments. We have financing commitments for all Airbus aircraft scheduled for delivery in 2011 and 2012. See Part II, Item 1A, “Risk Factors — Increased costs of financing, a reduction in the availability of financing and fluctuations in interest rates could adversely affect our liquidity, operating expenses and results” and “Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions.”

Covenants and Credit Rating
In addition to the minimum cash balance requirements, our long-term debt agreements contain various negative covenants that restrict or limit our actions, including our ability to pay dividends or make other restricted payments. Our long-term debt agreements also generally contain cross-default provisions, which may be triggered by defaults by us under other agreements relating to indebtedness. See Part II, Item 1A, “Risk Factors — Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions” and “Any failure to comply with the liquidity covenants contained in our financing arrangements would likely have a material adverse effect on our business, financial condition and results of operations.” As of June 30, 2011, we and our subsidiaries were in compliance with the covenants in our long-term debt agreements.
The following table details our credit ratings as of June 30, 2011:

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

Contractual Obligations
The following table provides details of our future cash contractual obligations as of June 30, 2011 (in millions):

	Payments Due by Period
	2011	2012	2013	2014	2015	Thereafter	Total
US Airways Group (1)
Debt (2)	$—	$116	$116	$1,276	$—	$35	$1,543
Interest obligations (3)	28	53	48	24	3	23	179
US Airways (4)
Debt and capital lease obligations (5) (6)	209	357	319	301	278	1,528	2,992
Interest obligations (3) (6)	78	143	125	105	102	347	900
Aircraft purchase and operating lease commitments (7)	1,017	1,619	1,943	1,627	1,035	4,782	12,023
Regional capacity purchase agreements (8)	467	1,016	993	998	881	1,364	5,719
Other US Airways Group subsidiaries (9)	5	9	8	6	1	—	29

Total	$1,804	$3,313	$3,552	$4,337	$2,300	$8,079	$23,385

(1)	These commitments represent those entered into by US Airways Group.

(2)	Excludes $117 million of unamortized debt discount as of June 30, 2011.

(3)	For variable-rate debt, future interest obligations are shown above using interest rates in effect as of June 30, 2011.

(4)	These commitments represent those entered into by US Airways.

(5)	Excludes $76 million of unamortized debt discount as of June 30, 2011.

(6)
Includes $1.07 billion of future principal payments and $453 million of future interest payments as of June 30, 2011, respectively, related to pass through trust certificates, or EETCs, associated with mortgage financings for the purchase of certain aircraft.

(7)	Includes $2.81 billion of future minimum lease payments related to EETC leveraged leased financings of certain aircraft as of June 30, 2011.

(8)	Represents minimum payments under capacity purchase agreements with third-party Express carriers.

(9)	Represents operating lease commitments entered into by US Airways Group’s other airline subsidiaries, Piedmont and PSA.
In light of our significant financial commitments related to, among other things, new aircraft and the servicing and amortization of existing debt and equipment leasing arrangements, we regularly consider and enter into negotiations related to capital raising activity, which may include the entry into leasing transactions and future issuances of secured or unsecured debt obligations or additional equity securities, in public or private offerings or otherwise. The cash available to us from operations and these sources, however, may not be sufficient to cover these cash obligations because economic factors may reduce the amount of cash generated by operations or increase our costs. For instance, an economic downturn or general global instability caused by military actions, terrorism, disease outbreaks and natural disasters could reduce the demand for air travel, which would reduce the amount of cash generated by operations. An increase in our costs, either due to an increase in borrowing costs caused by a reduction in our credit rating or a general increase in interest rates or due to an increase in the cost of fuel, maintenance, aircraft and aircraft engines and parts, could decrease the amount of cash available to cover the cash obligations. Moreover, the Citicorp credit facility, our amended credit card agreement with Barclays Bank Delaware and certain of our other financing arrangements contain significant minimum cash balance requirements. As a result, we cannot use all of our available cash to fund operations, capital expenditures and cash obligations without violating these requirements.

Critical Accounting Policies and Estimates
In the second quarter of 2011, there were no changes to our critical accounting policies and estimates from those disclosed in the consolidated financial statements and accompanying notes contained in our 2010 Form 10-K.
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
In May 2011, the FASB issued ASU 2011-4, “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, addresses the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy and requires additional disclosures. ASU 2011-4 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. We are currently evaluating the requirements of ASU 2011-4 and have not yet determined its impact on our condensed consolidated financial statements.

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
Interest rate risk
Our exposure to interest rate risk relates primarily to our cash equivalents, investment portfolios and variable-rate debt obligations. At June 30, 2011, our variable-rate long-term debt obligations of approximately $2.68 billion represented approximately 59% of our total long-term debt. If interest rates increased 10% in 2011, the impact on our results of operations would be approximately $9 million of additional interest expense.

Item 4.	Controls and Procedures
Evaluation of disclosure controls and procedures.
An evaluation was performed under the supervision and with the participation of US Airways Group’s and US Airways’ management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2011. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2011.
Changes in internal control over financial reporting.
There has been no change to US Airways Group’s or US Airways’ internal control over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, US Airways Group’s or US Airways’ internal control over financial reporting.
Limitation on the effectiveness of controls.
We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO believe that our disclosure controls and procedures were effective at the “reasonable assurance” level as of June 30, 2011.

Part II. Other Information

Item 1.	Legal Proceedings
On September 12, 2004, US Airways Group and its domestic subsidiaries (collectively, the “Reorganized Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (Case Nos. 04-13819-SSM through 03-13823-SSM) (the “2004 Bankruptcy”). On September 16, 2005, the Bankruptcy Court issued an order confirming the plan of reorganization submitted by the Reorganized Debtors and on September 27, 2005, the Reorganized Debtors emerged from the 2004 Bankruptcy. The bankruptcy case was closed in June 2011.
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
Further, on April 21, 2011, we filed an antitrust lawsuit against Sabre Holdings Corporation, Sabre Inc. and Sabre Travel International Limited (collectively, “Sabre”) in Federal District Court for the Southern District of New York. The lawsuit alleges, among other things, that Sabre has engaged in anticompetitive practices to preserve its monopoly power by restricting our ability to distribute our products to our customers. The lawsuit also alleges that these actions have prevented us from employing new competing technologies and has allowed Sabre to continue to charge us supracompetitive fees. The lawsuit seeks both injunctive relief and money damages. Sabre has since filed a motion to dismiss the case as well as a multi–district litigation motion to consolidate certain procedural aspects of the case with another case, involving Sabre and American Airlines, currently pending in Federal District Court for the Northern District of Texas. Each of these motions is currently pending. We intend to pursue our claims vigorously, but there can be no assurance of the outcome of this litigation.
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
There are several reasons, including those addressed in these risk factors, why US Airways Group might fail to achieve profitability and might experience significant losses. In particular, the condition of the economy and the high volatility of fuel prices have had and continue to have an impact on our operating results, and increase the risk that we will experience losses.
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
We have a significant amount of fixed obligations, including debt, aircraft leases and financings, aircraft purchase commitments, leases and developments of airport and other facilities and other cash obligations. We also have certain guaranteed costs associated with our Express operations. Our existing indebtedness is secured by substantially all of our assets.
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
We operate principally through hubs in Charlotte, Philadelphia and Phoenix and Washington, D.C. is a focus city. Substantially all of our flights either originate in or fly into one of these locations. A significant interruption or disruption in service at one of our hubs or at Washington, D.C. resulting from air traffic control delays, weather conditions, natural disasters, growth constraints, relations with third-party service providers, failure of computer systems, facility disruptions, labor relations, fuel supplies, terrorist activities or otherwise could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a severe impact on our business, operations and financial performance.
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
Airlines are subject to extensive regulatory requirements. In the last several years, Congress has passed laws, and the DOT, the FAA, the TSA and the Department of Homeland Security have issued a number of directives and other regulations. These requirements impose substantial costs on airlines. On October 10, 2008, the FAA finalized new rules governing flight operations at the three major New York airports. These rules did not take effect because of a legal challenge. Thus, the status quo has remained at the New York airports. The Obama Administration has indicated it intends to move forward on the issue of congestion management in the New York region and we expect new proposed rules to be issued later this year.
The FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures or operational restrictions. Some FAA requirements cover, among other things, retirement and maintenance of older aircraft, security measures, collision avoidance systems, airborne windshear avoidance systems, noise abatement, other environmental concerns, fuel tank inerting, crew scheduling, aircraft operation and safety and increased inspections and maintenance procedures to be conducted on older aircraft. Our failure to timely comply with these requirements can result in fines and other enforcement actions by the FAA or other regulators. For example, on October 14, 2009, the FAA proposed a fine of $5.4 million with respect to certain alleged violations and we are in discussions with the agency regarding resolution of this matter. Additionally, new proposals by the FAA to further regulate flight crew duty times and change training requirements could increase our costs and reduce staffing flexibility.

The DOT finalized rules, taking effect on April 29, 2010, requiring new procedures for customer handling during long onboard delays, as well as additional reporting requirements for airlines that could increase the cost of airline operations or reduce revenues. The DOT has been aggressively investigating alleged violations of the new rules. In addition, the DOT finalized a second set of rules that further regulate airline interactions with passengers through the reservations process, at the airport and on board the aircraft. US Airways is working to comply with the implementation deadlines of these rules, which currently take effect in August and October 2011. We anticipate a third set of consumer rules to be issued by the DOT in 2012.
Finally, the ability of U.S. carriers to operate international routes is subject to change because the applicable arrangements between the U.S. and foreign governments may be amended from time to time, or because appropriate slots or facilities may not be available. We cannot assure you that laws or regulations enacted in the future will not adversely affect our operating costs. In addition, increased environmental regulation, particularly in the EU, may increase costs or restrict our operations. The EU’s Emissions Trading Scheme is scheduled to take full effect in 2012. This scheme, which is subject to a legal challenge in the European Court of Justice, has the ability to appreciably raise costs associated with flights to EU countries as airlines will have to purchase emissions credits on the open market to cover some percentage of a carrier’s European operations. US Airways has met all the regulatory milestones associated with the program to date.
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
The U.S. EPA has proposed effluent limitation guidelines for airport deicing fluid. This proposed technology-based rule would require the mitigation of spent deicing fluid discharges through collection and treatment. Airports meeting threshold requirements would have to construct or reconfigure deicing facilities to capture and treat the fluid. Cost estimates have not been defined, but US Airways along with other airlines will share a portion of these costs at each airport.

In addition to the proposed EPA regulation, several U.S. airport authorities are actively engaged in efforts to limit discharges of deicing fluid (glycol) to local groundwater, often by requiring airlines to participate in the building or reconfiguring of airport de-icing facilities. Such efforts are likely to impose additional costs and restrictions on airlines using those airports. We do not believe, however, that such environmental developments will have a material impact on our capital expenditures or otherwise adversely affect our operations, operating costs or competitive position.
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
The conversion of some or all of US Airways Group’s 7.25% convertible senior notes due 2014 will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the convertible notes may encourage short selling by market participants executing hedging strategies.

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

US Airways Group, Inc. (Registrant)
Date: July 20, 2011	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

US Airways, Inc. (Registrant)
Date: July 20, 2011	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
2.1	Amended and Restated Mutual Asset Purchase and Sale Agreement, dated as of May 20, 2011, by and among US Airways, Inc., US Airways Group, Inc. and Delta Air Lines, Inc.* #

10.1
US Airways Group, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 4.1 to US Airways Group’s Registration Statement on Form S-8 filed on July 1, 2011 (Registration No. 333-175323)).†

10.2
Form of Annual Grant Agreement under the US Airways Group, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 4.2 to US Airways Group’s Registration Statement on Form S-8 filed on July 1, 2011 (Registration No. 333-175323)).†

10.3
Form of Stock Appreciation Right (Cash-Settled) Award Grant Notice and Stock Appreciation Right (Cash-Settled) Award Agreement under the US Airways Group, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 4.3 to US Airways Group’s Registration Statement on Form S-8 filed on July 1, 2011 (Registration No. 333-175323)).†

10.4
Form of Stock Appreciation Right (Stock-Settled) Award Grant Notice and Stock Appreciation Right Award Agreement under the US Airways Group, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 4.4 to US Airways Group’s Registration Statement on Form S-8 filed on July 1, 2011 (Registration No. 333-175323)).†

10.5
Form of Restricted Stock Unit (Cash-Settled) Award Grant Notice and Restricted Stock Unit (Cash-Settled) Award Agreement under the US Airways Group, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 4.5 to US Airways Group’s Registration Statement on Form S-8 filed on July 1, 2011 (Registration No. 333-175323)).†

10.6
Form of Restricted Stock Unit (Stock-Settled) Award Grant Notice and Restricted Stock Unit Award Agreement under the US Airways Group, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 4.6 to US Airways Group’s Registration Statement on Form S-8 filed on July 1, 2011 (Registration No. 333-175323)).†

10.7
Note Purchase Agreement, dated as of June 28, 2011, among US Airways, Inc., Wilmington Trust Company, as Trustee, Wilmington Trust Company, as Subordination Agent, Wells Fargo Bank Northwest, National Association, as Escrow Agent, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.17 to US Airways Group’s Current Report on Form 8-K filed on July 1, 2011 (File No. 001-08444)).

10.8
Form of Participation Agreement (Participation Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee and Subordination Agent) (incorporated by reference to Exhibit 4.18 to US Airways Group’s Current Report on Form 8-K filed on July 1, 2011 (File No. 001-08444)).

10.9
Form of Indenture (Trust Indenture and Security Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee) (incorporated by reference to Exhibit 4.19 to US Airways Group’s Current Report on Form 8-K filed on July 1, 2011 (File No. 001-08444)).

10.10
Guarantee, dated as of June 28, 2011, from US Airways Group, Inc. (incorporated by reference to Exhibit 4.23 to US Airways Group’s Current Report on Form 8-K filed on July 1, 2011 (File No. 001-08444)).

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

#
Pursuant to Item 601(b)(2) of Regulation S-K promulgated by the Securities and Exchange Commission, the exhibits and schedules to the Amended and Restated Mutual Asset Purchase and Sale Agreement have been omitted. Such exhibits and schedules are described in the Amended and Restated Mutual Asset Purchase and Sale Agreement. US Airways Group and US Airways hereby agree to furnish to the Securities and Exchange Commission, upon its request, any or all of such omitted exhibits or schedules.

†	Management contract or compensatory plan or arrangement.