Form 10-Q
period 2011-09-30
US AIRWAYS GROUP INC; US AIRWAYS INC
filed 2011-10-27
CIK 701345, 714560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011
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
As of October 21, 2011, there were approximately 162,112,185 shares of US Airways Group, Inc. common stock outstanding.
As of October 21, 2011, US Airways, Inc. had 1,000 shares of common stock outstanding, all of which were held by US Airways Group, Inc.

US Airways Group, Inc.
US Airways, Inc.
Form 10-Q
Quarterly Period Ended September 30, 2011

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

EX-31.1
EX-31.2
EX-31.3
EX-31.4
EX-32.1
EX-32.2
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
Note Concerning Forward-Looking Statements
Certain of the statements contained in this report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “would”, “continue” and similar terms used in connection with statements regarding, among others, our outlook, expected fuel costs, the revenue and pricing environment, and our expected financial performance and liquidity position. These statements include, but are not limited to, statements about future financial and operating results, our plans, objectives, expectations and intentions and other statements that are not historical facts. These statements are based upon the current beliefs and expectations of management and are subject to significant risks and uncertainties that could cause our actual results and financial position to differ materially from these statements. These risks and uncertainties include, but are not limited to, those described below under Part II, Item 1A, “Risk Factors,” and the following:
•	the impact of significant operating losses in the future;

•	downturns in economic conditions and their impact on passenger demand, booking practices and related revenues;

•	increased costs of financing, a reduction in the availability of financing and fluctuations in interest rates;

•	the impact of the price and availability of fuel and significant disruptions in the supply of aircraft fuel;

•	our high level of fixed obligations and our ability to fund general corporate requirements, obtain additional financing and respond to competitive developments;

•	any failure to comply with the liquidity covenants contained in our financing arrangements;

•	provisions in our credit card processing and other commercial agreements that may affect our liquidity;

•	the impact of union disputes, employee strikes and other labor-related disruptions;

•	our inability to maintain labor costs at competitive levels;

•	interruptions or disruptions in service at one or more of our hub airports or our focus city;

•	our reliance on third-party regional operators or third-party service providers;

•	our reliance on and costs, rights and functionality of third-party distribution channels, including those provided by global distribution systems, conventional travel agents and online travel agents;

•	changes in government legislation and regulation;

•	our reliance on automated systems and the impact of any failure or disruption of these systems;

•	the impact of changes to our business model;

•	competitive practices in the industry, including the impact of industry consolidation;

•	the loss of key personnel or our ability to attract and retain qualified personnel;

•	the impact of conflicts overseas or terrorist attacks, and the impact of ongoing security concerns;

•	our ability to operate and grow our route network;

•	the impact of environmental laws and regulations;

•	costs of ongoing data security compliance requirements and the impact of any data security breach;

•	the impact of any accident involving our aircraft or the aircraft of our regional operators;

•	delays in scheduled aircraft deliveries or other loss of anticipated fleet capacity;

•	the impact of weather conditions and seasonality of airline travel;

•	the impact of possible future increases in insurance costs or reductions in available insurance coverage;

•	the impact of global events that affect travel behavior, such as an outbreak of a contagious disease;

•	the impact of foreign currency exchange rate fluctuations;

•	our ability to use NOLs and certain other tax attributes; and

•	other risks and uncertainties listed from time to time in our reports to and filings with the Securities and Exchange Commission.
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

Item 1A. Condensed Consolidated Financial Statements of US Airways Group, Inc.
US Airways Group, Inc.
Condensed Consolidated Statements of Operations
(In millions, except share and per share amounts)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Operating revenues:
Mainline passenger	$2,267	$2,066	$6,447	$5,800
Express passenger	796	746	2,316	2,114
Cargo	40	37	126	107
Other	333	330	1,011	980

Total operating revenues	3,436	3,179	9,900	9,001
Operating expenses:
Aircraft fuel and related taxes	905	625	2,587	1,775
Salaries and related costs	577	579	1,726	1,708
Express expenses	794	694	2,376	2,027
Aircraft rent	160	168	486	508
Aircraft maintenance	163	160	508	479
Other rent and landing fees	144	143	418	413
Selling expenses	123	118	343	320
Special items, net	13	3	22	(1)
Depreciation and amortization	58	65	178	189
Other	319	309	938	907

Total operating expenses	3,256	2,864	9,582	8,325

Operating income	180	315	318	676
Nonoperating income (expense):
Interest income	1	2	4	11
Interest expense, net	(85)	(83)	(241)	(252)
Other, net	1	7	(7)	41

Total nonoperating expense, net	(83)	(74)	(244)	(200)

Income before income taxes	97	241	74	476
Income tax provision	21	1	21	1

Net income	$76	$240	$53	$475

Earnings per common share:
Basic earnings per common share	$0.47	$1.49	$0.33	$2.94
Diluted earnings per common share	$0.41	$1.22	$0.33	$2.45
Shares used for computation (in thousands):
Basic	162,090	161,464	161,999	161,290
Diluted	201,278	204,535	163,916	200,775
See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$2,043	$1,859
Accounts receivable, net	390	311
Materials and supplies, net	279	231
Prepaid expenses and other	591	508

Total current assets	3,303	2,909
Property and equipment
Flight equipment	4,326	4,134
Ground property and equipment	896	843
Less accumulated depreciation and amortization	(1,462)	(1,304)

	3,760	3,673
Equipment purchase deposits	179	123

Total property and equipment	3,939	3,796
Other assets
Other intangibles, net of accumulated amortization of $157 million and $139 million, respectively	459	477
Restricted cash	384	364
Investments in marketable securities	—	57
Other assets	232	216

Total other assets	1,075	1,114

Total assets	$8,317	$7,819

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of debt and capital leases	$484	$397
Accounts payable	414	386
Air traffic liability	1,116	861
Accrued compensation and vacation	189	245
Accrued taxes	157	149
Other accrued expenses	922	802

Total current liabilities	3,282	2,840
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	3,987	4,003
Deferred gains and credits, net	313	336
Postretirement benefits other than pensions	143	141
Employee benefit liabilities and other	433	415

Total noncurrent liabilities and deferred credits	4,876	4,895
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value; 400,000,000 shares authorized, 162,112,185 shares issued and outstanding at September 30, 2011; 161,874,756 shares issued and outstanding at December 31, 2010	2	2
Additional paid-in capital	2,121	2,115
Accumulated other comprehensive income	30	14
Accumulated deficit	(1,994)	(2,047)

Total stockholders’ equity	159	84

Total liabilities and stockholders’ equity	$8,317	$7,819

See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months
	Ended September 30,
	2011	2010
Net cash provided by operating activities	$465	$789
Cash flows from investing activities:
Purchases of property and equipment	(316)	(133)
Purchases of marketable securities	(30)	(180)
Sales of marketable securities	82	268
Decrease (increase) in long-term restricted cash	(20)	91
Proceeds from sale-leaseback transactions and dispositions of property and equipment	1	3

Net cash provided by (used in) investing activities	(283)	49
Cash flows from financing activities:
Repayments of debt and capital lease obligations	(516)	(367)
Proceeds from issuance of debt	531	120
Deferred financing costs	(13)	(5)

Net cash provided by (used in) financing activities	2	(252)

Net increase in cash and cash equivalents	184	586
Cash and cash equivalents at beginning of period	1,859	1,299

Cash and cash equivalents at end of period	$2,043	$1,885

Non-cash investing and financing activities:
Interest payable converted to debt	$25	$33
Note payables issued for aircraft purchases	—	111
Net unrealized loss on available-for-sale securities	—	1
Deposit applied to principal repayment on debt	—	(31)
Supplemental information:
Interest paid, net of amounts capitalized	$151	$181
Income taxes paid	—	1
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
Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The most significant areas of judgment relate to passenger revenue recognition, impairment of long-lived and intangible assets, the frequent traveler program and the deferred tax asset valuation allowance.
Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements.” ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. The Company’s multiple-deliverable revenue arrangements consist principally of sales of frequent flyer program mileage credits to business partners, which are comprised of two components, transportation and marketing. The Company was required to adopt and apply ASU No. 2009-13 to any new or materially modified multiple deliverable revenue arrangements entered into on or after January 1, 2011. The Company adopted ASU No. 2009-13 on January 1, 2011, and its application has had no material impact on the Company’s condensed consolidated financial statements.
In May 2011, the FASB issued ASU 2011-4, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, addresses the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy and requires additional disclosures. ASU 2011-4 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company is currently evaluating the requirements of ASU 2011-4 and has not yet determined its impact on the Company’s condensed consolidated financial statements.

2. Special Items, Net
Special items, net as shown on the condensed consolidated statements of operations included the following charges (credits) for the three and nine months ended September 30, 2011 and 2010 (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Other costs (a)	$11	$3	$19	$10
Severance costs	2	—	3	—
Aviation Security Infrastructure Fee (“ASIF”) refund (b)	—	—	—	(16)
Aircraft costs (c)	—	—	—	5

Special items, net	$13	$3	$22	$(1)

(a)
In the three and nine months ended September 30, 2011, the Company recorded net special charges of $11 million and $19 million, respectively, primarily related to legal costs incurred in connection with the slot transaction with Delta Air Lines, Inc. (“Delta”) that is described in Note 10 below and auction rate securities arbitration.

In the three months ended September 30, 2010, the Company recorded $3 million in other net special charges. In the nine months ended September 30, 2010, the Company recorded net special charges of $10 million, which included a settlement and corporate transaction costs.

(b)	In the nine months ended September 30, 2010, the Company recorded a $16 million refund of ASIF previously paid to the Transportation Security Administration (“TSA”) during the years 2005 to 2009.

(c)	In the nine months ended September 30, 2010, the Company recorded $5 million in aircraft costs as a result of capacity reductions.

3. Earnings Per Common Share
Basic earnings per common share (“EPS”) is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of potentially dilutive shares of common stock outstanding during the period using the treasury stock method. Potentially dilutive shares include outstanding employee stock options, employee stock appreciation rights (“SARs”), employee restricted stock units (“RSUs”) and convertible debt. The following table presents the computation of basic and diluted EPS (in millions, except share and per share amounts):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Basic earnings per share:
Net income	$76	$240	$53	$475

Weighted average common shares outstanding (in thousands)	162,090	161,464	161,999	161,290

Basic earnings per share	$0.47	$1.49	$0.33	$2.94

Diluted earnings per share:
Net income	$76	$240	$53	$475
Interest expense on 7.25% convertible senior notes	7	6	—	17
Interest expense on 7% senior convertible notes	—	3	—	—

Net income for purposes of computing diluted earnings per share	$83	$249	$53	$492

Share computation (in thousands):
Weighted average common shares outstanding	162,090	161,464	161,999	161,290
Dilutive effect of stock awards	1,243	2,307	1,917	1,739
Assumed conversion of 7.25% convertible senior notes	37,746	37,746	—	37,746
Assumed conversion of 7% senior convertible notes	199	3,018	—	—

Weighted average common shares outstanding as adjusted	201,278	204,535	163,916	200,775

Diluted earnings per share	$0.41	$1.22	$0.33	$2.45

For the three and nine months ended September 30, 2011, 1,795,513 and 1,578,361 shares, respectively, underlying stock options, SARs and RSUs were not included in the computation of diluted EPS because inclusion of such shares would be antidilutive. For the nine months ended September 30, 2011, 37,746,174 and 199,379 incremental shares, respectively, from the assumed conversion of the 7.25% Convertible Senior Notes (the “7.25% notes”) and the 7% Senior Convertible Notes (the “7% notes”) were excluded from the computation of diluted EPS because inclusion of such shares would be antidilutive.
For the three and nine months ended September 30, 2010, 1,873,853 and 1,857,322 shares, respectively, underlying stock options, SARs and RSUs were not included in the computation of diluted EPS because inclusion of such shares would be antidilutive. For the nine months ended September 30, 2010, 3,038,590 incremental shares from the assumed conversion of the 7% notes were excluded from the computation of diluted EPS because inclusion of such shares would be antidilutive.

4. Debt
The following table details the Company’s debt (in millions). Variable interest rates listed are the rates as of September 30, 2011.

	September 30,	December 31,
	2011	2010
Secured
Citicorp North America loan, variable interest rate of 2.74%, installments due through 2014	$1,136	$1,152
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.62% to 10.30%, maturing from 2012 to 2029	1,609	1,920
Aircraft enhanced equipment trust certificates (“EETCs”), fixed interest rates ranging from 6.25% to 11%, maturing from 2014 to 2023	1,245	809
Other secured obligations, fixed interest rate of 8%, maturing from 2015 to 2021	77	85

	4,067	3,966
Unsecured
Barclays prepaid miles, variable interest rate of 4.99%, interest only payments	200	200
Airbus advance, repayments through 2018	165	222
7.25% convertible senior notes, interest only payments until due in 2014	172	172
7% senior convertible notes, interest only payments until due in 2020	5	5
Industrial development bonds, fixed interest rate of 6.30%, interest only payments until due in 2023	29	29
Other unsecured obligations, maturing from 2011 to 2012	13	23

	584	651

Total long-term debt and capital lease obligations	4,651	4,617
Less: Total unamortized discount on debt	(180)	(217)
Current maturities	(484)	(397)

Long-term debt and capital lease obligations, net of current maturities	$3,987	$4,003

The Company was in compliance with the covenants in its debt agreements at September 30, 2011.
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
As of September 30, 2011, $425 million of the escrowed proceeds from the 2011 EETCs have been used to purchase equipment notes issued by US Airways in three series: Series A equipment notes in an aggregate principal amount of $265 million bearing interest at 7.125% per annum, Series B equipment notes in an aggregate principal amount of $85 million bearing interest at 9.75% per annum and Series C equipment notes in an aggregate principal amount of $75 million bearing interest at 10.875% per annum. Interest on the equipment notes is payable semiannually in April and October of each year, beginning in October 2011. Principal payments on the equipment notes are scheduled to begin in April 2012. The final payments on the Series A equipment notes, Series B equipment notes and Series C equipment notes will be due in October 2023, October 2018 and October 2014, respectively. US Airways’ payment obligations under the equipment notes are fully and unconditionally guaranteed by US Airways Group. The net proceeds from the issuance of these equipment notes were used to repay the existing debt associated with the five Airbus aircraft and to finance three Airbus aircraft delivered in September 2011, with the balance used for general corporate purposes. The equipment notes are secured by liens on aircraft. The remaining $46 million of escrowed proceeds will be used to purchase equipment notes as the new aircraft are delivered.

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
Fair Value of Debt
The fair value of the Company’s long-term debt and capital lease obligations was approximately $3.99 billion and $4.37 billion at September 30, 2011 and December 31, 2010, respectively. The fair values were estimated using quoted market prices where available. For long-term debt not actively traded, fair values were estimated using a discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.
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
During the three and nine months ended September 30, 2011 and 2010, the Company utilized NOLs to reduce its income tax obligation. Utilization of these NOLs results in a corresponding decrease in the valuation allowance. As this valuation allowance was established through the recognition of tax expense, the decrease in the valuation allowance offsets the tax provision dollar for dollar. During the three and nine months ended September 30, 2010, the Company recorded $1 million of state income tax expense related to certain states where NOLs were either limited or not available to be used.
In connection with the sale of the Company’s remaining investment in auction rate securities (refer to Note 7), the Company recorded a special non-cash tax charge of $21 million in the third quarter of 2011. In the fourth quarter of 2009, the Company had recorded in other comprehensive income (“OCI”), a subset of stockholders’ equity, a non-cash tax provision of $21 million. This provision resulted from $56 million of unrealized gains recorded in OCI due to an increase in the fair value of certain investments in auction rate securities.
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
The Company met all three of these conditions in the fourth quarter of 2009. As a result, the $21 million tax benefit resulting from the reversal of the valuation allowance was recorded in income from operations rather than as an offset to the $21 million tax provision recorded in OCI. Accordingly, in connection with the sale of the Company’s final investment in auction rate securities, the Company recorded a $21 million special non-cash tax charge in the third quarter of 2011, which recognizes in the statement of operations the tax provision recorded in OCI.

6. Express Expenses
Expenses associated with the Company’s wholly owned regional airlines and affiliate regional airlines operating as US Airways Express are classified as Express expenses on the condensed consolidated statements of operations. Express expenses consist of the following (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Aircraft fuel and related taxes	$273	$197	$803	$562
Salaries and related costs	67	63	204	189
Capacity purchases	255	272	782	809
Aircraft rent	13	13	39	39
Aircraft maintenance	55	19	151	55
Other rent and landing fees	35	33	104	96
Selling expenses	45	48	135	128
Special items, net	—	—	1	(1)
Depreciation and amortization	6	6	18	18
Other expenses	45	43	139	132

Express expenses	$794	$694	$2,376	$2,027

7. Investments in Marketable Securities
In the three months ended September 30, 2011, the Company sold its remaining investment in auction rate securities for cash proceeds of $19 million, the carrying amount of the investment. With this sale, the Company has now liquidated its entire investment in auction rate securities.
In the nine months ended September 30, 2011, the Company sold certain investments in auction rate securities for proceeds of $52 million, resulting in the reversal of $3 million of prior period net unrealized gains from other comprehensive income and $2 million of realized losses recorded in nonoperating expense, net.
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
8. Fair Value Measurements
Assets measured at fair value on a recurring basis are as follows (in millions):

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs	Valuation
	Fair Value	(Level 1)	(Level 2)	(Level 3)	Technique
At September 30, 2011
Investments in marketable securities (current)	$—	$—	$—	$—		(1)
At December 31, 2010
Investments in marketable securities (noncurrent)	$57	$—	$—	$57		(1)

(1)
At December 31, 2010, the Company estimated the fair value of its auction rate securities based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, passing a future auction, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions. As of September 30, 2011, the Company has liquidated its entire investment in auction rate securities. Refer to Note 7 for further discussion of the Company’s investments in marketable securities.

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (in millions):

Investments in
Marketable
Securities
Balance at December 31, 2010	$57
Sales of marketable securities	(52)
Reversal of net unrealized gains recorded to other comprehensive income	(3)
Losses recorded to other nonoperating expense, net	(2)

Balance at September 30, 2011	$—

9. Other Comprehensive Income
The Company’s other comprehensive income consisted of the following (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Net income	$76	$240	$53	$475
Reversal of tax provision in other comprehensive income	21	—	21	—
Reversal of net unrealized gains on available-for-sale securities	—	—	(3)	—
Recognition of net realized gains on sale of available-for-sale securities	—	—	—	(52)
Net unrealized losses on available-for-sale securities	—	—	—	(1)
Pension and other postretirement benefits	(1)	(1)	(2)	(3)

Total comprehensive income	$96	$239	$69	$419

The components of accumulated other comprehensive income were as follows (in millions):

	September 30,	December 31,
	2011	2010
Pension and other postretirement benefits	$30	$32
Available-for-sale securities	—	(18)

Accumulated other comprehensive income	$30	$14

10. Slot Transaction
In May 2011, US Airways Group and US Airways entered into an Amended and Restated Mutual Asset Purchase and Sale Agreement (the “Mutual APA”) with Delta. The Mutual APA amends and restates the Mutual Asset Purchase and Sale Agreement dated as of August 11, 2009 by and among the parties. Upon the terms and subject to the conditions provided for in the Mutual APA, Delta would acquire 265 slots at LaGuardia from US Airways and US Airways would acquire from Delta 42 slot pairs at Washington National and the rights to operate additional daily service to Sao Paulo, Brazil in 2015, and Delta would pay US Airways $66.5 million in cash. One slot equals one take-off or landing, and each pair of slots equals one roundtrip flight. The Mutual APA is structured as two simultaneous asset sales. The closing of the transactions contemplated by the Mutual APA is subject to the receipt of customary and necessary closing conditions, including approvals from a number of government agencies. On October 11, 2011, the U.S. Department of Transportation and the Federal Aviation Administration each granted their approval, with certain conditions, to the transactions.

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
On April 21, 2011, US Airways filed an antitrust lawsuit against Sabre Holdings Corporation, Sabre Inc. and Sabre Travel International Limited (collectively, “Sabre”) in Federal District Court for the Southern District of New York. The lawsuit alleges, among other things, that Sabre has engaged in anticompetitive practices that illegally restrain US Airways’ ability to distribute its products to its customers. The lawsuit also alleges that these actions have prevented US Airways from employing new competing technologies and have allowed Sabre to continue to charge US Airways supracompetitive fees. The lawsuit seeks both injunctive relief and money damages. Sabre filed a motion to dismiss the case, which the court denied in part and granted in part in September 2011 allowing two of the four counts in the complaint to proceed. Sabre subsequently filed another motion to dismiss relating to one of the two remaining counts. This second motion to dismiss remains pending. US Airways intends to pursue its claims vigorously, but there can be no assurance of the outcome of this litigation.
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

Item 1B. Condensed Consolidated Financial Statements of US Airways, Inc.
US Airways, Inc.
Condensed Consolidated Statements of Operations
(In millions)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Operating revenues:
Mainline passenger	$2,267	$2,066	$6,447	$5,800
Express passenger	796	746	2,316	2,114
Cargo	40	37	126	107
Other	373	368	1,124	1,089

Total operating revenues	3,476	3,217	10,013	9,110
Operating expenses:
Aircraft fuel and related taxes	905	625	2,587	1,775
Salaries and related costs	577	579	1,726	1,708
Express expenses	824	727	2,449	2,123
Aircraft rent	160	168	486	508
Aircraft maintenance	163	160	508	479
Other rent and landing fees	144	143	418	413
Selling expenses	123	118	343	320
Special items, net	13	3	22	(1)
Depreciation and amortization	61	67	185	196
Other	329	316	963	927

Total operating expenses	3,299	2,906	9,687	8,448

Operating income	177	311	326	662
Nonoperating income (expense):
Interest income	1	2	4	11
Interest expense, net	(58)	(59)	(166)	(179)
Other, net	1	10	(7)	42

Total nonoperating expense, net	(56)	(47)	(169)	(126)

Income before income taxes	121	264	157	536
Income tax provision	21	1	21	1

Net income	$100	$263	$136	$535

See accompanying notes to the condensed consolidated financial statements.

US Airways, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$2,041	$1,856
Accounts receivable, net	388	309
Materials and supplies, net	231	184
Prepaid expenses and other	567	480

Total current assets	3,227	2,829
Property and equipment
Flight equipment	4,176	3,985
Ground property and equipment	862	812
Less accumulated depreciation and amortization	(1,392)	(1,238)

	3,646	3,559
Equipment purchase deposits	179	123

Total property and equipment	3,825	3,682
Other assets
Other intangibles, net of accumulated amortization of $147 million and $130 million, respectively	426	443
Restricted cash	384	364
Investments in marketable securities	—	57
Other assets	212	190

Total other assets	1,022	1,054

Total assets	$8,074	$7,565

LIABILITIES & STOCKHOLDER’S EQUITY
Current liabilities
Current maturities of debt and capital leases	$393	$381
Accounts payable	319	343
Payables to related parties, net	617	626
Air traffic liability	1,116	861
Accrued compensation and vacation	180	236
Accrued taxes	157	149
Other accrued expenses	884	766

Total current liabilities	3,666	3,362
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	2,641	2,596
Deferred gains and credits, net	283	293
Postretirement benefits other than pensions	142	140
Employee benefit liabilities and other	410	394

Total noncurrent liabilities and deferred credits	3,476	3,423
Commitments and contingencies
Stockholder’s equity
Common stock, $1 par value, 1,000 shares issued and outstanding	—	—
Additional paid-in capital	2,445	2,445
Accumulated other comprehensive income	36	20
Accumulated deficit	(1,549)	(1,685)

Total stockholder’s equity	932	780

Total liabilities and stockholder’s equity	$8,074	$7,565

See accompanying notes to the condensed consolidated financial statements.

US Airways, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months
	Ended September 30,
	2011	2010
Net cash provided by operating activities	$439	$749
Cash flows from investing activities:
Purchases of property and equipment	(305)	(122)
Purchases of marketable securities	(30)	(180)
Sales of marketable securities	82	268
Decrease (increase) in long-term restricted cash	(20)	91
Proceeds from sale-leaseback transactions and dispositions of property and equipment	1	3

Net cash provided by (used in) investing activities	(272)	60
Cash flows from financing activities:
Repayments of debt and capital lease obligations	(500)	(282)
Proceeds from issuance of debt	531	90
Deferred financing costs	(13)	(3)

Net cash provided by (used in) financing activities	18	(195)

Net increase in cash and cash equivalents	185	614
Cash and cash equivalents at beginning of period	1,856	1,209

Cash and cash equivalents at end of period	$2,041	$1,823

Non-cash investing and financing activities:
Interest payable converted to debt	$25	$33
Note payables issued for aircraft purchases	—	111
Net unrealized loss on available-for-sale securities	—	1
Deposit applied to principal repayment on debt	—	(31)
Supplemental information:
Interest paid, net of amounts capitalized	$107	$132
Income taxes paid	—	1
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
Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The most significant areas of judgment relate to passenger revenue recognition, impairment of long-lived and intangible assets, the frequent traveler program and the deferred tax asset valuation allowance.
Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements.” ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. US Airways’ multiple-deliverable revenue arrangements consist principally of sales of frequent flyer program mileage credits to business partners, which are comprised of two components, transportation and marketing. US Airways was required to adopt and apply ASU No. 2009-13 to any new or materially modified multiple deliverable revenue arrangements entered into on or after January 1, 2011. US Airways adopted ASU No. 2009-13 on January 1, 2011, and its application has had no material impact on US Airways’ condensed consolidated financial statements.
In May 2011, the FASB issued ASU 2011-4, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, addresses the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy and requires additional disclosures. ASU 2011-4 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. US Airways is currently evaluating the requirements of ASU 2011-4 and has not yet determined its impact on US Airways’ condensed consolidated financial statements.

2. Special Items, Net
Special items, net as shown on the condensed consolidated statements of operations included the following charges (credits) for the three and nine months ended September 30, 2011 and 2010 (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Other costs (a)	$11	$3	$19	$10
Severance costs	2	—	3	—
Aviation Security Infrastructure Fee (“ASIF”) refund (b)	—	—	—	(16)
Aircraft costs (c)	—	—	—	5

Special items, net	$13	$3	$22	$(1)

(a)
In the three and nine months ended September 30, 2011, US Airways recorded net special charges of $11 million and $19 million, respectively, primarily related to legal costs incurred in connection with the slot transaction with Delta Air Lines, Inc. (“Delta”) that is described in Note 10 below and auction rate securities arbitration.

In the three months ended September 30, 2010, US Airways recorded $3 million in other net special charges. In the nine months ended September 30, 2010, US Airways recorded net special charges of $10 million, which included a settlement and corporate transaction costs.

(b)	In the nine months ended September 30, 2010, US Airways recorded a $16 million refund of ASIF previously paid to the Transportation Security Administration (“TSA”) during the years 2005 to 2009.

(c)	In the nine months ended September 30, 2010, US Airways recorded $5 million in aircraft costs as a result of capacity reductions.

3. Debt
The following table details US Airways’ debt (in millions). Variable interest rates listed are the rates as of September 30, 2011.

	September 30,	December 31,
	2011	2010
Secured
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.62% to 10.30%, maturing from 2012 to 2021	$1,579	$1,890
Aircraft enhanced equipment trust certificates (“EETCs”), fixed interest rates ranging from 6.25% to 11%, maturing from 2014 to 2023	1,245	809
Other secured obligations, fixed interest rate of 8%, maturing from 2015 to 2021	77	85

	2,901	2,784
Unsecured
Airbus advance, repayments through 2018	165	222
Industrial development bonds, fixed interest rate of 6.30%, interest only payments until due in 2023	29	29
Other unsecured obligations, maturing from 2011 to 2012	13	23

	207	274

Total long-term debt and capital lease obligations	3,108	3,058
Less: Total unamortized discount on debt	(74)	(81)
Current maturities	(393)	(381)

Long-term debt and capital lease obligations, net of current maturities	$2,641	$2,596

US Airways was in compliance with the covenants in its debt agreements at September 30, 2011.
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
As of September 30, 2011, $425 million of the escrowed proceeds from the 2011 EETCs have been used to purchase equipment notes issued by US Airways in three series: Series A equipment notes in an aggregate principal amount of $265 million bearing interest at 7.125% per annum, Series B equipment notes in an aggregate principal amount of $85 million bearing interest at 9.75% per annum and Series C equipment notes in an aggregate principal amount of $75 million bearing interest at 10.875% per annum. Interest on the equipment notes is payable semiannually in April and October of each year, beginning in October 2011. Principal payments on the equipment notes are scheduled to begin in April 2012. The final payments on the Series A equipment notes, Series B equipment notes and Series C equipment notes will be due in October 2023, October 2018 and October 2014, respectively. US Airways’ payment obligations under the equipment notes are fully and unconditionally guaranteed by US Airways Group. The net proceeds from the issuance of these equipment notes were used to repay the existing debt associated with the five Airbus aircraft and to finance three Airbus aircraft delivered in September 2011, with the balance used for general corporate purposes. The equipment notes are secured by liens on aircraft. The remaining $46 million of escrowed proceeds will be used to purchase equipment notes as the new aircraft are delivered.
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

Fair Value of Debt
The fair value of US Airways’ long-term debt and capital lease obligations was approximately $2.71 billion and $2.85 billion at September 30, 2011 and December 31, 2010, respectively. The fair values were estimated using quoted market prices where available. For long-term debt not actively traded, fair values were estimated using a discounted cash flow analysis, based on US Airways’ current incremental borrowing rates for similar types of borrowing arrangements.
4. Related Party Transactions
The following represents the net payable balances to related parties (in millions):

	September 30,	December 31,
	2011	2010
US Airways Group	$519	$571
US Airways Group’s wholly owned subsidiaries	98	55

	$617	$626

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
During the three and nine months ended September 30, 2011 and 2010, US Airways utilized NOLs to reduce its income tax obligation. Utilization of these NOLs results in a corresponding decrease in the valuation allowance. As this valuation allowance was established through the recognition of tax expense, the decrease in the valuation allowance offsets the tax provision dollar for dollar. During the three and nine months ended September 30, 2010, US Airways recorded $1 million of state income tax expense related to certain states where NOLs were either limited or not available to be used.
In connection with the sale of US Airways’ remaining investment in auction rate securities (refer to Note 7), US Airways recorded a special non-cash tax charge of $21 million in the third quarter of 2011. In the fourth quarter of 2009, US Airways had recorded in other comprehensive income (“OCI”), a subset of stockholder’s equity, a non-cash tax provision of $21 million. This provision resulted from $56 million of unrealized gains recorded in OCI due to an increase in the fair value of certain investments in auction rate securities.
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
US Airways met all three of these conditions in the fourth quarter of 2009. As a result, the $21 million tax benefit resulting from the reversal of the valuation allowance was recorded in income from operations rather than as an offset to the $21 million tax provision recorded in OCI. Accordingly, in connection with the sale of US Airways’ final investment in auction rate securities, US Airways recorded a $21 million special non-cash tax charge in the third quarter of 2011, which recognizes in the statement of operations the tax provision recorded in OCI.

6. Express Expenses
Expenses associated with affiliate regional airlines operating as US Airways Express are classified as Express expenses on the condensed consolidated statements of operations. Express expenses consist of the following (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Aircraft fuel and related taxes	$273	$197	$804	$563
Salaries and related costs	6	6	18	18
Capacity purchases	450	428	1,342	1,267
Other rent and landing fees	29	27	86	80
Selling expenses	45	48	135	128
Other expenses	21	21	64	67

Express expenses	$824	$727	$2,449	$2,123

7. Investments in Marketable Securities
In the three months ended September 30, 2011, US Airways sold its remaining investment in auction rate securities for cash proceeds of $19 million, the carrying amount of the investment. With this sale, US Airways has now liquidated its entire investment in auction rate securities.
In the nine months ended September 30, 2011, US Airways sold certain investments in auction rate securities for proceeds of $52 million, resulting in the reversal of $3 million of prior period net unrealized gains from other comprehensive income and $2 million of realized losses recorded in nonoperating expense, net.
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
8. Fair Value Measurements
Assets measured at fair value on a recurring basis are as follows (in millions):

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs	Valuation
	Fair Value	(Level 1)	(Level 2)	(Level 3)	Technique
At September 30, 2011
Investments in marketable securities (current)	$—	$—	$—	$—		(1)
At December 31, 2010
Investments in marketable securities (noncurrent)	$57	$—	$—	$57		(1)

(1)
At December 31, 2010, US Airways estimated the fair value of its auction rate securities based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, passing a future auction, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions. As of September 30, 2011, US Airways has liquidated its entire investment in auction rate securities. Refer to Note 7 for further discussion of US Airways’ investments in marketable securities.

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (in millions):

Investments in
Marketable
Securities
Balance at December 31, 2010	$57
Sales of marketable securities	(52)
Reversal of net unrealized gains recorded to other comprehensive income	(3)
Losses recorded to other nonoperating expense, net	(2)

Balance at September 30, 2011	$—

9. Other Comprehensive Income
US Airways’ other comprehensive income consisted of the following (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Net income	$100	$263	$136	$535
Reversal of tax provision in other comprehensive income	21	—	21	—
Reversal of net unrealized gains on available-for-sale securities	—	—	(3)	—
Recognition of net realized gains on sale of available-for-sale securities	—	—	—	(52)
Net unrealized losses on available-for-sale securities	—	—	—	(1)
Other postretirement benefits	(1)	(1)	(2)	(3)

Total comprehensive income	$120	$262	$152	$479

The components of accumulated other comprehensive income were as follows (in millions):

	September 30,	December 31,
	2011	2010
Other postretirement benefits	$36	$38
Available-for-sale securities	—	(18)

Accumulated other comprehensive income	$36	$20

10. Slot Transaction
In May 2011, US Airways Group and US Airways entered into an Amended and Restated Mutual Asset Purchase and Sale Agreement (the “Mutual APA”) with Delta. The Mutual APA amends and restates the Mutual Asset Purchase and Sale Agreement dated as of August 11, 2009 by and among the parties. Upon the terms and subject to the conditions provided for in the Mutual APA, Delta would acquire 265 slots at LaGuardia from US Airways and US Airways would acquire from Delta 42 slot pairs at Washington National and the rights to operate additional daily service to Sao Paulo, Brazil in 2015, and Delta would pay US Airways $66.5 million in cash. One slot equals one take-off or landing, and each pair of slots equals one roundtrip flight. The Mutual APA is structured as two simultaneous asset sales. The closing of the transactions contemplated by the Mutual APA is subject to the receipt of customary and necessary closing conditions, including approvals from a number of government agencies. On October 11, 2011, the U.S. Department of Transportation and the Federal Aviation Administration each granted their approval, with certain conditions, to the transactions.

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
On April 21, 2011, US Airways filed an antitrust lawsuit against Sabre Holdings Corporation, Sabre Inc. and Sabre Travel International Limited (collectively, “Sabre”) in Federal District Court for the Southern District of New York. The lawsuit alleges, among other things, that Sabre has engaged in anticompetitive practices that illegally restrain US Airways’ ability to distribute its products to its customers. The lawsuit also alleges that these actions have prevented US Airways from employing new competing technologies and have allowed Sabre to continue to charge US Airways supracompetitive fees. The lawsuit seeks both injunctive relief and money damages. Sabre filed a motion to dismiss the case, which the court denied in part and granted in part in September 2011 allowing two of the four counts in the complaint to proceed. Sabre subsequently filed another motion to dismiss relating to one of the two remaining counts. This second motion to dismiss remains pending. US Airways intends to pursue its claims vigorously, but there can be no assurance of the outcome of this litigation.
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
We operate the fifth largest airline in the United States as measured by domestic revenue passenger miles (“RPMs”) and available seat miles (“ASMs”). We have hubs in Charlotte, Philadelphia and Phoenix and a focus city in Washington, D.C. at Ronald Reagan Washington National Airport. We offer scheduled passenger service on more than 3,000 flights daily to more than 200 communities in the United States, Canada, Mexico, Europe, the Middle East, the Caribbean, Central and South America. We also have an established East Coast route network, including the US Airways Shuttle service. For the nine months ended September 30, 2011, we had approximately 40 million passengers boarding our mainline flights. As of September 30, 2011, we operated 339 mainline jets and are supported by our regional airline subsidiaries and affiliates operating as US Airways Express under capacity purchase agreements, which operated 231 regional jets and 50 turboprops. Our prorate carriers operated 14 turboprops and seven regional jets at September 30, 2011.
The U.S. Airline Industry
Despite reports of a weakened U.S. and global economic environment, the U.S. airline industry continued to report year-over-year growth in passenger revenues during the third quarter of 2011. Growth was driven by a strong pricing environment resulting from ongoing industry capacity discipline and consumer demand for air travel. In its most recent data available, the Air Transport Association (“ATA”) reported the following year-over-year increases in U.S. industry passenger revenues and yields:

	July	August	September
Passenger Revenues	9.4%	9.7%	11.3%
Yields	7.7%	10.1%	11.3%
With respect to international versus domestic performance, international markets continued to outperform domestic markets in year-over-year improvements in passenger revenues in July and August 2011. In September 2011, international and domestic market performance was relatively consistent. ATA reported the following year-over-year increases in U.S. industry domestic and international passenger revenues:

	July	August	September
International	12.2%	12.2%	11.0%
Domestic (includes Express operations)	7.9%	8.4%	11.5%
For the three months ended September 30, 2011, the daily spot price averaged $90 per barrel for West Texas Intermediate (“WTI”) crude oil and $113 per barrel for Brent crude oil. This compares to an average daily spot price of $102 and $117 per barrel for WTI and Brent crude oil, respectively, during the second quarter of 2011. While fuel costs declined somewhat during the third quarter of 2011, they remain high. For the same period during 2010, the average daily spot price for WTI and Brent crude oil was $76 and $77 per barrel, respectively.
Through the third quarter of 2011, the U.S. airline industry has been able to pass on at least some of these higher fuel costs to customers through higher ticket prices; however, significant uncertainty exists regarding the economic conditions driving passenger demand and whether airlines will have the ability to maintain or increase fares at levels sufficient to absorb high fuel prices. See Part II, Item 1A, Risk Factors – “Downturns in economic conditions adversely affect our business” and “Our business is dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices and significant disruptions in the supply of aircraft fuel could have a significant negative impact on our operating results and liquidity.”

US Airways Group
In the three months ended September 30, 2011, we realized operating income of $180 million. This compares to operating income of $315 million in the 2010 period. The year-over-year decline in operating income was due to significantly higher fuel costs in the 2011 period, which were offset in part by higher revenues resulting from the strong pricing environment.
Fuel
The average mainline and Express price per gallon of fuel was $3.14 for the third quarter of 2011 as compared to an average cost per gallon of $2.18 in the third quarter of 2010, an increase of 44%. Accordingly, our mainline and Express fuel expense was $1.18 billion for the third quarter of 2011, which was $356 million, or 43.3%, higher than the 2010 period on a 1.2% decrease in total system capacity.
Since the third quarter of 2008, we have not entered into any new transactions to hedge our fuel consumption, and we have not had any fuel hedging contracts outstanding since the third quarter of 2009.
Revenue
Mainline and Express passenger revenues increased $251 million, or 8.9%, as compared to the 2010 period. The increase in passenger revenues was driven by a 7.8% increase in yield as compared to the 2010 period. Our mainline and Express passenger revenue per available seat mile (“PRASM”) was 13.56 cents in 2011, a 10.2% increase as compared to 12.30 cents in the 2010 period. Total revenue per available seat mile (“RASM”) was 15.21 cents in 2011 as compared to 13.90 cents in the 2010 period, representing a 9.4% improvement. Total revenues include our ancillary revenue initiatives, which generated $136 million in revenues for the third quarter of 2011 and were relatively flat when compared to the 2010 period.
Capacity
We are maintaining our capacity discipline. For the full year 2011, total system capacity is expected to be up approximately 1% versus 2010. Domestic capacity is expected to be up slightly and international capacity up approximately 3%.
Cost Control
We remain committed to maintaining a low cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: the health of the economy and the price of fuel. Our mainline costs per available seat mile (“CASM”) excluding special items, fuel and profit sharing increased 0.13 cents, or 1.7%, from 7.93 cents in third quarter of 2010 to 8.06 cents in the third quarter of 2011.
The following table details our mainline CASM for the three months ended September 30, 2011 and 2010:

			Percent
			Increase
	2011	2010	(Decrease)
	(In cents)
Mainline CASM excluding special items, fuel and profit sharing:
Total mainline CASM	12.93	11.34	14.1
Special items, net	(0.07)	(0.01)	nm
Aircraft fuel and related taxes	(4.75)	(3.26)	45.7
Profit sharing	(0.05)	(0.13)	(60.0)

Total mainline CASM excluding special items, fuel and profit sharing (1)	8.06	7.93	1.7

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

Customer Service
We are committed to consistently delivering safe, reliable and convenient service to our customers in every aspect of our operation.
Our third quarter 2011 operations were affected by a pilot job action campaign in the form of increased taxi times and maintenance write ups, adverse weather conditions including Hurricane Irene, and runway construction at our largest hub in Charlotte. Combined, these factors drove significant deterioration in key operating metrics as compared to the prior year. In July 2011, we filed a lawsuit in federal district court in Charlotte seeking an injunction against the US Airline Pilots Association (“USAPA”), the labor union that represents our pilots. On September 28, 2011, the U.S. District Court in Charlotte granted a preliminary injunction prohibiting USAPA from interfering with airline operations by conducting an illegal work slowdown. Additionally, we expect the Charlotte runway to return to operation in October, and we are focusing efforts and resources to restore our performance to prior levels.
Despite these challenges, we achieved a first place ranking in baggage handling among the big five hub-and-spoke carriers as measured by the Department of Transportation (“DOT”) for the month of July 2011. This marked our sixth monthly first place baggage handling ranking during 2011.
The following table details our monthly operating performance metrics reported to the DOT for the third quarters of 2011 and 2010.

	2011			2010			Percent Better (Worse) 2011-2010
	July	August	September (e)	July	August	September	July	August	September
On-time performance (a)	75.5	74.2	80.7	82.1	84.9	87.1	(8.0)	(12.6)	(7.3)
Completion factor (b)	98.3	96.5	99.1	98.9	99.2	99.4	(0.6)	(2.7)	(0.3)
Mishandled baggage (c)	3.14	3.21	2.66	2.60	2.36	1.96	(20.8)	(36.0)	(35.7)
Customer complaints (d)	2.32	3.01	2.22	1.71	1.92	1.31	(35.7)	(56.8)	(69.6)

(a)	Percentage of reported flight operations arriving on time as defined by the DOT.

(b)	Percentage of scheduled flight operations completed.

(c)	Rate of mishandled baggage reports per 1,000 passengers.

(d)	Rate of customer complaints filed with the DOT per 100,000 passengers.

(e)	September 2011 operating statistics are preliminary as the DOT has not issued its September 2011 Air Travel Consumer Report as of the date of this filing.

Liquidity Position
As of September 30, 2011, our total cash, cash equivalents and restricted cash was $2.43 billion, of which $384 million was restricted.

	September 30,	December 31,
	2011	2010
	(In millions)
Cash and cash equivalents	$2,043	$1,859
Long-term restricted cash	384	364
Investments in marketable securities	—	57

Total cash, cash equivalents, investments in marketable securities and restricted cash	$2,427	$2,280

In June 2011, we completed an offering of Series 2011-1 Class A, Class B, and Class C Enhanced Equipment Trust Certificates (“EETCs”) in the aggregate face amount of approximately $471 million. The net proceeds from the offering were used in part to refinance five Airbus aircraft owned by US Airways and three Airbus aircraft delivered in September 2011, and will otherwise be used to finance one Airbus aircraft scheduled to be delivered in October 2011 and for general corporate purposes. Additionally, in July 2011, we completed a $53 million offering of Class C certificates under the Series 2010-1 EETCs with proceeds to be used for general corporate purposes. The 2010-1 Class A and B certificates originally closed in December 2010 in connection with the refinancing of owned Airbus aircraft.
These EETC financing transactions along with a new $40 million credit facility to finance certain aircraft pre-delivery payments contributed approximately $180 million to our liquidity position at September 30, 2011.
Long-term restricted cash primarily includes cash collateral to secure workers’ compensation claims and credit card processing holdback requirements for advance ticket sales for which US Airways has not yet provided air transportation.
In July 2011, we sold our final investment in auction rate securities. We have now liquidated our entire investment in auction rate securities. Proceeds from our 2011 sales were $52 million.
See the notes to the condensed consolidated financial statements included in Part I, Items 1A and 1B, respectively, of this report for additional information on these transactions.
2011 Outlook
Looking forward it is difficult to predict the price of oil, the strength of the economy or the capacity actions of other airlines, which will impact our ability to be profitable in 2011. Over the past few years we have taken significant actions to maintain capacity that is in line with demand, realign our network to focus on key markets, introduce new revenue streams, control costs and continue our commitment to exceptional operating reliability. We intend to continue to maintain our cost and capacity discipline in light of fuel prices, the state of the economy and general industry conditions.

US Airways Group’s Results of Operations
In the three months ended September 30, 2011, we realized operating income of $180 million and income before income taxes of $97 million. We experienced year-over-year declines in operating income due to significantly higher fuel costs, which were offset in part by higher revenues resulting from the strong pricing environment. Our third quarter 2011 results were also impacted by recognition of $2 million in net special credits as follows:
•
$13 million of operating net special charges primarily consisting of $11 million in legal costs incurred in connection with the Delta Slot transaction and auction rate securities arbitration as well as $2 million in severance costs; and

•	a $15 million credit in connection with an award received in an arbitration involving investments in auction rate securities, included in nonoperating expense, net.
In the three months ended September 30, 2010, we realized operating income of $315 million and income before income taxes of $241 million. Our third quarter 2010 results were also impacted by recognition of $3 million in other operating net special charges.
In the first nine months of 2011, we realized operating income of $318 million and income before income taxes of $74 million. We experienced year-over-year declines in operating income due to significantly higher fuel costs, which were offset in part by higher revenues resulting from the strong pricing environment. Our results for the first nine months of 2011 were also impacted by recognition of $16 million in net special charges as follows:
•
$23 million of operating net special charges primarily consisting of $19 million in legal costs incurred in connection with the Delta Slot transaction and auction rate securities arbitration as well as $3 million in severance costs; and

•
a $15 million credit in connection with an award received in an arbitration involving investments in auction rate securities, offset in part by $6 million in debt prepayment penalties and non-cash write offs of certain debt issuance costs as well as $2 million of losses related to investments in auction rate securities, all included in nonoperating expense, net.

In the first nine months of 2010, we realized operating income of $676 million and income before income taxes of $476 million. Our results for the first nine months of 2010 were also impacted by recognition of $55 million in net special credits as follows:
•
$1 million of operating net special credits consisting of a $16 million refund of ASIF previously paid to the TSA during the years 2005 to 2009, offset by other net special charges of $10 million, which included a settlement and corporate transaction costs, and $5 million in aircraft costs as a result of capacity reductions;

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
During the three and nine months ended September 30, 2011 and 2010, we utilized NOLs to reduce our income tax obligation. Utilization of these NOLs results in a corresponding decrease in the valuation allowance. As this valuation allowance was established through the recognition of tax expense, the decrease in the valuation allowance offsets the tax provision dollar for dollar.
During the three and nine months ended September 30, 2011, we recorded a special non-cash tax charge of $21 million in connection with the sale of our final investment in auction rate securities in July 2011. This charge recognizes in the statement of operations the tax provision that was recorded in other comprehensive income, a subset of stockholders’ equity, in the fourth quarter of 2009.

During the three and nine months ended September 30, 2010, we recorded $1 million of state income tax expense related to certain states where NOLs were either limited or not available to be used.
The table below sets forth our selected mainline and Express operating data:

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2011	2010	(Decrease)		2011	2010	(Decrease)
Mainline
Revenue passenger miles (millions) (a)	16,471	16,159	1.9%		46,301	44,742	3.5%
Available seat miles (millions) (b)	19,033	19,143	(0.6)%		55,184	54,162	1.9%
Passenger load factor (percent) (c)	86.5	84.4	2.1	pts	83.9	82.6	1.3	pts
Yield (cents) (d)	13.76	12.79	7.6%		13.92	12.96	7.4%
Passenger revenue per available seat mile (cents) (e)	11.91	10.79	10.4%		11.68	10.71	9.1%
Operating cost per available seat mile (cents) (f)	12.93	11.34	14.1%		13.06	11.63	12.3%
Passenger enplanements (thousands) (g)	13,520	13,487	0.2%		39,823	38,853	2.5%
Departures (thousands)	112	115	(2.4)%		340	337	0.9%
Aircraft at end of period	339	339	—%		339	339	—%
Block hours (thousands) (h)	311	311	—%		925	902	2.5%
Average stage length (miles) (i)	1,033	1,014	1.8%		999	990	0.9%
Average passenger journey (miles) (j)	1,808	1,779	1.7%		1,710	1,697	0.8%
Fuel consumption (gallons in millions)	289	288	0.3%		833	811	2.6%
Average aircraft fuel price including related taxes (dollars per gallon)	3.13	2.17	44.5%		3.11	2.19	42.0%
Full-time equivalent employees at end of period	31,327	30,455	2.9%		31,327	30,455	2.9%

Express (k)
Revenue passenger miles (millions) (a)	2,737	2,858	(4.2)%		8,025	7,906	1.5%
Available seat miles (millions) (b)	3,559	3,729	(4.6)%		10,739	10,639	0.9%
Passenger load factor (percent) (c)	76.9	76.6	0.3	pts	74.7	74.3	0.4	pts
Yield (cents) (d)	29.07	26.11	11.3%		28.86	26.74	7.9%
Passenger revenue per available seat mile (cents) (e)	22.35	20.01	11.7%		21.56	19.87	8.5%
Operating cost per available seat mile (cents) (f)	22.29	18.61	19.8%		22.12	19.05	16.1%
Passenger enplanements (thousands) (g)	7,135	7,381	(3.3)%		20,892	20,589	1.5%
Aircraft at end of period	281	281	—%		281	281	—%
Fuel consumption (gallons in millions)	86	88	(2.9)%		257	251	2.2%
Average aircraft fuel price including related taxes (dollars per gallon)	3.18	2.23	42.6%		3.13	2.24	39.8%

Total Mainline and Express
Revenue passenger miles (millions) (a)	19,208	19,017	1.0%		54,326	52,648	3.2%
Available seat miles (millions) (b)	22,592	22,872	(1.2)%		65,923	64,801	1.7%
Passenger load factor (percent) (c)	85.0	83.1	1.9	pts	82.4	81.2	1.2	pts
Yield (cents) (d)	15.94	14.79	7.8%		16.13	15.03	7.3%
Passenger revenue per available seat mile (cents) (e)	13.56	12.30	10.2%		13.29	12.21	8.8%
Total revenue per available seat mile (cents) (l)	15.21	13.90	9.4%		15.02	13.89	8.1%
Passenger enplanements (thousands) (g)	20,655	20,868	(1.0)%		60,715	59,442	2.1%
Aircraft at end of period	620	620	—%		620	620	—%
Fuel consumption (gallons in millions)	375	376	(0.5)%		1,090	1,062	2.5%
Average aircraft fuel price including related taxes (dollars per gallon)	3.14	2.18	44.0%		3.11	2.20	41.5%

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. One RPM represents one passenger flown one mile.

(b)	Available seat mile (“ASM”) — A basic measure of production. One ASM represents one seat flown one mile.

(c)	Passenger load factor — The percentage of available seats that are filled with revenue passengers.

(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by RPMs.

(e)	Passenger revenue per available seat mile (“PRASM”) — Passenger revenues divided by ASMs.

(f)	Operating cost per available seat mile (“CASM”) — Operating expenses divided by ASMs.

(g)	Passenger enplanements — The number of passengers on board an aircraft, including local, connecting and through passengers.

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

Three Months Ended September 30, 2011
Compared with the
Three Months Ended September 30, 2010
Operating Revenues:

			Percent
			Increase
	2011	2010	(Decrease)
	(In millions)
Operating revenues:
Mainline passenger	$2,267	$2,066	9.7
Express passenger	796	746	6.6
Cargo	40	37	8.0
Other	333	330	1.0

Total operating revenues	$3,436	$3,179	8.1

Total operating revenues in the third quarter of 2011 were $3.44 billion as compared to $3.18 billion in the 2010 period, an increase of $257 million, or 8.1%. Significant changes in the components of operating revenues are as follows:
•
Mainline passenger revenues were $2.27 billion in the third quarter of 2011 as compared to $2.07 billion in the 2010 period. Mainline RPMs increased 1.9% as mainline capacity, as measured by ASMs, decreased 0.6%, resulting in a 2.1 point increase in load factor to 86.5%. Mainline passenger yield increased 7.6% to 13.76 cents in the third quarter of 2011 from 12.79 cents in the 2010 period. Mainline PRASM increased 10.4% to 11.91 cents in the third quarter of 2011 from 10.79 cents in the 2010 period. These increases in mainline yield and PRASM were due principally to the strong pricing environment resulting from ongoing industry capacity discipline and consumer demand.

•
Express passenger revenues were $796 million in the third quarter of 2011 as compared to $746 million in the 2010 period. Express RPMs decreased 4.2% as Express capacity, as measured by ASMs, decreased 4.6%, resulting in a 0.3 point increase in load factor to 76.9%. Express passenger yield increased by 11.3% to 29.07 cents in the third quarter of 2011 from 26.11 cents in the 2010 period. Express PRASM increased 11.7% to 22.35 cents in the third quarter of 2011 from 20.01 cents in the 2010 period. The increases in Express yield and PRASM were the result of the same strong pricing environment discussed in mainline passenger revenues above.

•	Cargo revenues were $40 million in the third quarter of 2011, an increase of $3 million, or 8.0%, from the 2010 period. The increase in cargo revenues was driven primarily by an increase in yield.

Operating Expenses:

			Percent
			Increase
	2011	2010	(Decrease)
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$905	$625	44.9
Salaries and related costs	577	579	(0.3)
Aircraft rent	160	168	(4.9)
Aircraft maintenance	163	160	2.3
Other rent and landing fees	144	143	0.5
Selling expenses	123	118	4.1
Special items, net	13	3	nm
Depreciation and amortization	58	65	(10.1)
Other	319	309	3.0

Total mainline operating expenses	2,462	2,170	13.4
Express expenses:
Fuel	273	197	38.4
Other	521	497	4.8

Total Express expenses	794	694	14.3

Total operating expenses	$3,256	$2,864	13.7

Total operating expenses were $3.26 billion in the third quarter of 2011, an increase of $392 million, or 13.7%, compared to the 2010 period.
Mainline Operating Expenses:
Mainline operating expenses were $2.46 billion in the third quarter of 2011, an increase of $292 million, or 13.4%, from the 2010 period, while mainline capacity decreased 0.6%.
Our mainline CASM excluding special items, fuel and profit sharing, increased 0.13 cents, or 1.7%, from 7.93 cents in the third quarter of 2010 to 8.06 cents in the third quarter of 2011.
The table below sets forth the major components of our total mainline CASM and our mainline CASM excluding special items, fuel and profit sharing for the three months ended September 30, 2011 and 2010:

			Percent
			Increase
	2011	2010	(Decrease)
	(In cents)
Mainline CASM:
Aircraft fuel and related taxes	4.75	3.26	45.7
Salaries and related costs	3.03	3.03	—
Aircraft rent	0.84	0.88	(4.4)
Aircraft maintenance	0.86	0.83	2.9
Other rent and landing fees	0.76	0.75	1.0
Selling expenses	0.65	0.62	4.7
Special items, net	0.07	0.01	nm
Depreciation and amortization	0.31	0.34	(9.6)
Other	1.68	1.62	3.6

Total mainline CASM	12.93	11.34	14.1
Special items, net	(0.07)	(0.01)
Aircraft fuel and related taxes	(4.75)	(3.26)
Profit sharing	(0.05)	(0.13)

Total mainline CASM excluding special items, fuel and profit sharing (1)	8.06	7.93	1.7

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

Significant changes in the components of mainline operating expense per ASM are as follows:
•	Aircraft fuel and related taxes per ASM increased 45.7% primarily due to a 44.5% increase in the average price per gallon of fuel to $3.13 in the third quarter of 2011 from $2.17 in the 2010 period.

•	Depreciation and amortization expense per ASM decreased 9.6% primarily due to the impact of reduced capital spending.
Express Operating Expenses:
Total Express expenses increased $100 million, or 14.3%, in the third quarter of 2011 to $794 million from $694 million in the 2010 period. The period-over-period increase was primarily due to a $76 million, or 38.4%, increase in fuel costs. The average price per gallon of fuel increased 42.6% to $3.18 in the third quarter of 2011 from $2.23 in the 2010 period. Other Express expenses increased $24 million, or 4.8%, while Express capacity decreased 4.6%. This increase in other Express expenses was driven by higher maintenance expenses due principally to increases in the number of engine overhauls performed in the 2011 period.
Nonoperating Income (Expense):

			Percent
			Increase
	2011	2010	(Decrease)
	(In millions)
Nonoperating income (expense):
Interest income	$1	$2	(52.9)
Interest expense, net	(85)	(83)	0.9
Other, net	1	7	(91.9)

Total nonoperating expense, net	$(83)	$(74)	11.6

Net nonoperating expense increased $9 million in the third quarter of 2011 to $83 million from $74 million in the 2010 period. Other nonoperating income of $1 million in the 2011 period included a $15 million credit in connection with an award received in an arbitration involving investments in auction rate securities, offset in part by $14 million in net foreign currency losses as a result of the overall strengthening of the U.S. dollar during the third quarter of 2011. Other nonoperating income of $7 million in the 2010 period primarily included $9 million in net foreign currency gains as a result of the overall weakening of the U.S. dollar during the third quarter of 2010.

Nine Months Ended September 30, 2011
Compared with the
Nine Months Ended September 30, 2010
Operating Revenues:

			Percent
			Increase
	2011	2010	(Decrease)
	(In millions)
Operating revenues:
Mainline passenger	$6,447	$5,800	11.1
Express passenger	2,316	2,114	9.5
Cargo	126	107	18.4
Other	1,011	980	3.2

Total operating revenues	$9,900	$9,001	10.0

Total operating revenues in the first nine months of 2011 were $9.90 billion as compared to $9.00 billion in the 2010 period, an increase of $899 million, or 10.0%. Significant changes in the components of operating revenues are as follows:
•
Mainline passenger revenues were $6.45 billion in the first nine months of 2011 as compared to $5.80 billion in the 2010 period. Mainline RPMs increased 3.5% as mainline capacity, as measured by ASMs, increased 1.9%, resulting in a 1.3 point increase in load factor to 83.9%. Mainline passenger yield increased 7.4% to 13.92 cents in the first nine months of 2011 from 12.96 cents in the 2010 period. Mainline PRASM increased 9.1% to 11.68 cents in the first nine months of 2011 from 10.71 cents in the 2010 period. These increases in mainline yield and PRASM were due principally to the strong pricing environment resulting from ongoing industry capacity discipline and consumer demand.

•
Express passenger revenues were $2.32 billion in the first nine months of 2011 as compared to $2.11 billion in the 2010 period. Express RPMs increased 1.5% as Express capacity, as measured by ASMs, increased 0.9%, resulting in a 0.4 point increase in load factor to 74.7%. Express passenger yield increased by 7.9% to 28.86 cents in the first nine months of 2011 from 26.74 cents in the 2010 period. Express PRASM increased 8.5% to 21.56 cents in the first nine months of 2011 from 19.87 cents in the 2010 period. The increases in Express yield and PRASM were the result of the same strong pricing environment discussed in mainline passenger revenues above.

•
Cargo revenues were $126 million in the first nine months of 2011, an increase of $19 million, or 18.4%, from the 2010 period. The increase in cargo revenues was driven primarily by an increase in yield.

•
Other revenues were $1.01 billion in the first nine months of 2011, an increase of $31 million, or 3.2%, from the 2010 period. The increase in other revenues was driven primarily by increases in the volume of passenger ticketing change fees.

Operating Expenses:

			Percent
			Increase
	2011	2010	(Decrease)
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$2,587	$1,775	45.7
Salaries and related costs	1,726	1,708	1.1
Aircraft rent	486	508	(4.2)
Aircraft maintenance	508	479	6.1
Other rent and landing fees	418	413	1.2
Selling expenses	343	320	7.4
Special items, net	22	(1)	nm
Depreciation and amortization	178	189	(6.0)
Other	938	907	3.2

Total mainline operating expenses	7,206	6,298	14.4
Express expenses:
Fuel	803	562	42.8
Other	1,573	1,465	7.4

Total Express expenses	2,376	2,027	17.2

Total operating expenses	$9,582	$8,325	15.1

Total operating expenses were $9.58 billion in the first nine months of 2011, an increase of $1.26 billion, or 15.1%, compared to the 2010 period.
Mainline Operating Expenses:
Mainline operating expenses were $7.21 billion in the first nine months of 2011, an increase of $908 million, or 14.4%, from the 2010 period, while mainline capacity increased 1.9%.
Our mainline CASM excluding special items, fuel and profit sharing, increased 0.04 cents, or 0.5%, from 8.27 cents in the first nine months of 2010 to 8.31 cents in the first nine months of 2011.
The table below sets forth the major components of our total mainline CASM and our mainline CASM excluding special items, fuel and profit sharing for the nine months ended September 30, 2011 and 2010:

			Percent
			Increase
	2011	2010	(Decrease)
	(In cents)
Mainline CASM:
Aircraft fuel and related taxes	4.69	3.28	43.0
Salaries and related costs	3.13	3.15	(0.8)
Aircraft rent	0.88	0.94	(6.0)
Aircraft maintenance	0.92	0.88	4.1
Other rent and landing fees	0.76	0.76	—
Selling expenses	0.62	0.59	5.4
Special items, net	0.04	—	nm
Depreciation and amortization	0.32	0.35	(7.8)
Other	1.70	1.68	1.3

Total mainline CASM	13.06	11.63	12.3
Special items, net	(0.04)	—
Aircraft fuel and related taxes	(4.69)	(3.28)
Profit sharing	(0.02)	(0.08)

Total mainline CASM excluding special items, fuel and profit sharing (1)	8.31	8.27	0.5

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

Significant changes in the components of mainline operating expense per ASM are as follows:
•
Aircraft fuel and related taxes per ASM increased 43.0% primarily due to a 42.0% increase in the average price per gallon of fuel to $3.11 in the first nine months of 2011 from $2.19 in the 2010 period.

•
Aircraft rent per ASM decreased 6.0% primarily due to a decrease in average rental rates and a decrease in the average number of leased aircraft in the first nine months of 2011 as compared to the 2010 period.

•	Selling expenses per ASM increased 5.4% primarily due to higher credit card fees as a result of the increase in passenger revenues in the 2011 period.

•	Depreciation and amortization expense per ASM decreased 7.8% primarily due to the impact of reduced capital spending and a 1.9% increase in capacity.
Express Operating Expenses:
Total Express expenses increased $349 million, or 17.2%, in the first nine months of 2011 to $2.38 billion from $2.03 billion in the 2010 period. The period-over-period increase was primarily due to a $241 million, or 42.8%, increase in fuel costs. The average price per gallon of fuel increased 39.8% to $3.13 in the first nine months of 2011 from $2.24 in the 2010 period. Other Express expenses increased $108 million, or 7.4%, while Express capacity increased 0.9%. This increase in other Express expenses was driven by higher maintenance expenses due principally to increases in the number of engine overhauls performed in the 2011 period.
Nonoperating Income (Expense):

			Percent
			Increase
	2011	2010	(Decrease)
	(In millions)
Nonoperating income (expense):
Interest income	$4	$11	(65.6)
Interest expense, net	(241)	(252)	(4.4)
Other, net	(7)	41	nm

Total nonoperating expense, net	$(244)	$(200)	21.5

Net nonoperating expense increased $44 million in the first nine months of 2011 to $244 million from $200 million in the 2010 period. Other nonoperating expense of $7 million in the 2011 period included $13 million in net foreign currency losses as a result of the overall strengthening of the U.S. dollar in the first nine months of 2011, $6 million in debt prepayment penalties and non-cash write offs of certain debt issuance costs and $2 million of losses related to investments in auction rate securities. These nonoperating expenses in the 2011 period were offset in part by a $15 million credit in connection with an award received in an arbitration involving investments in auction rate securities. Other nonoperating income of $41 million in the 2010 period included $53 million of net realized gains related to the sale of certain investments in auction rate securities, offset by $12 million in net foreign currency losses as a result of the overall strengthening of the U.S. dollar during the first nine months of 2010.

US Airways’ Results of Operations
In the three months ended September 30, 2011, US Airways realized operating income of $177 million and income before income taxes of $121 million. US Airways experienced year-over-year declines in operating income due to significantly higher fuel costs, which were offset in part by higher revenues resulting from the strong pricing environment. US Airways’ third quarter 2011 results were also impacted by recognition of $2 million in net special credits as follows:
•
$13 million of operating net special charges primarily consisting of $11 million in legal costs incurred in connection with the Delta Slot transaction and auction rate securities arbitration as well as $2 million in severance costs; and

•	a $15 million credit in connection with an award received in an arbitration involving investments in auction rate securities, included in nonoperating expense, net.
In the three months ended September 30, 2010, US Airways realized operating income of $311 million and income before income taxes of $264 million. US Airways’ third quarter 2010 results were also impacted by recognition of $3 million in other operating net special charges.
In the first nine months of 2011, US Airways realized operating income of $326 million and income before income taxes of $157 million. US Airways experienced year-over-year declines in operating income due to significantly higher fuel costs, which were offset in part by higher revenues resulting from the strong pricing environment. US Airways’ results for the first nine months of 2011 were also impacted by recognition of $15 million in net special charges as follows:
•
$22 million of operating net special charges primarily consisting of $19 million in legal costs incurred in connection with the Delta Slot transaction and auction rate securities arbitration as well as $3 million in severance costs; and

•
a $15 million credit in connection with an award received in an arbitration involving investments in auction rate securities, offset in part by $6 million in debt prepayment penalties and non-cash write offs of certain debt issuance costs as well as $2 million of losses related to investments in auction rate securities, all included in nonoperating expense, net.

In the first nine months of 2010, US Airways realized operating income of $662 million and income before income taxes of $536 million. US Airways’ results for the first nine months of 2010 were also impacted by recognition of $54 million in net special credits as follows:
•
$1 million of operating net special credits consisting of a $16 million refund of ASIF previously paid to the TSA during the years 2005 to 2009, offset by other net special charges of $10 million, which included a settlement and corporate transaction costs, and $5 million in aircraft costs as a result of capacity reductions; and

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
During the three and nine months ended September 30, 2011 and 2010, US Airways utilized NOLs to reduce its income tax obligation. Utilization of these NOLs results in a corresponding decrease in the valuation allowance. As this valuation allowance was established through the recognition of tax expense, the decrease in the valuation allowance offsets the tax provision dollar for dollar.
During the three and nine months ended September 30, 2011, US Airways recorded a special non-cash tax charge of $21 million in connection with the sale of its final investment in auction rate securities in July 2011. This charge recognizes in the statement of operations the tax provision that was recorded in other comprehensive income, a subset of stockholder’s equity, in the fourth quarter of 2009.

During the three and nine months ended September 30, 2010, US Airways recorded $1 million of state income tax expense related to certain states where NOLs were either limited or not available to be used.
The table below sets forth US Airways’ selected mainline and Express operating data:

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2011	2010	(Decrease)		2011	2010	(Decrease)
Mainline
Revenue passenger miles (millions) (a)	16,471	16,159	1.9%		46,301	44,742	3.5%
Available seat miles (millions) (b)	19,033	19,143	(0.6)%		55,184	54,162	1.9%
Passenger load factor (percent) (c)	86.5	84.4	2.1	pts	83.9	82.6	1.3	pts
Yield (cents) (d)	13.76	12.79	7.6%		13.92	12.96	7.4%
Passenger revenue per available seat mile (cents) (e)	11.91	10.79	10.4%		11.68	10.71	9.1%
Aircraft at end of period	339	339	—%		339	339	—%
Fuel consumption (gallons in millions)	289	288	0.3%		833	811	2.6%
Average aircraft fuel price including related taxes (dollars per gallon)	3.13	2.17	44.5%		3.11	2.19	42.0%

Express (f)
Revenue passenger miles (millions) (a)	2,737	2,858	(4.2)%		8,025	7,906	1.5%
Available seat miles (millions) (b)	3,559	3,729	(4.6)%		10,739	10,639	0.9%
Passenger load factor (percent) (c)	76.9	76.6	0.3	pts	74.7	74.3	0.4	pts
Yield (cents) (d)	29.07	26.11	11.3%		28.86	26.74	7.9%
Passenger revenue per available seat mile (cents) (e)	22.35	20.01	11.7%		21.56	19.87	8.5%
Aircraft at end of period	281	281	—%		281	281	—%
Fuel consumption (gallons in millions)	86	88	(2.9)%		257	251	2.2%
Average aircraft fuel price including related taxes (dollars per gallon)	3.18	2.23	42.5%		3.13	2.24	39.7%

Total Mainline and Express
Revenue passenger miles (millions) (a)	19,208	19,017	1.0%		54,326	52,648	3.2%
Available seat miles (millions) (b)	22,592	22,872	(1.2)%		65,923	64,801	1.7%
Passenger load factor (percent) (c)	85.0	83.1	1.9	pts	82.4	81.2	1.2	pts
Yield (cents) (d)	15.94	14.79	7.8%		16.13	15.03	7.3%
Passenger revenue per available seat mile (cents) (e)	13.56	12.30	10.2%		13.29	12.21	8.8%
Total revenue per available seat mile (cents) (g)	15.38	14.06	9.4%		15.19	14.06	8.0%
Aircraft at end of period	620	620	—%		620	620	—%
Fuel consumption (gallons in millions)	375	376	(0.5)%		1,090	1,062	2.5%
Average aircraft fuel price including related taxes (dollars per gallon)	3.14	2.18	44.0%		3.11	2.20	41.4%

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. One RPM represents one passenger flown one mile.

(b)	Available seat mile (“ASM”) — A basic measure of production. One ASM represents one seat flown one mile.

(c)	Passenger load factor — The percentage of available seats that are filled with revenue passengers.

(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by RPMs.

(e)	Passenger revenue per available seat mile (“PRASM”) — Passenger revenues divided by ASMs.

(f)
Express statistics include Piedmont and PSA, as well as operating and financial results from capacity purchase agreements with Air Wisconsin Airlines Corporation, Republic Airline Inc., Mesa Airlines, Inc. and Chautauqua Airlines, Inc.

(g)	Total revenue per available seat mile (“RASM”) — Total revenues divided by total mainline and Express ASMs.

Three Months Ended September 30, 2011
Compared with the
Three Months Ended September 30, 2010
Operating Revenues:

			Percent
			Increase
	2011	2010	(Decrease)
	(In millions)
Operating revenues:
Mainline passenger	$2,267	$2,066	9.7
Express passenger	796	746	6.6
Cargo	40	37	8.0
Other	373	368	1.6

Total operating revenues	$3,476	$3,217	8.1

Total operating revenues in the third quarter of 2011 were $3.48 billion as compared to $3.22 billion in the 2010 period, an increase of $259 million, or 8.1%. Significant changes in the components of operating revenues are as follows:
•
Mainline passenger revenues were $2.27 billion in the third quarter of 2011 as compared to $2.07 billion in the 2010 period. Mainline RPMs increased 1.9% as mainline capacity, as measured by ASMs, decreased 0.6%, resulting in a 2.1 point increase in load factor to 86.5%. Mainline passenger yield increased 7.6% to 13.76 cents in the third quarter of 2011 from 12.79 cents in the 2010 period. Mainline PRASM increased 10.4% to 11.91 cents in the third quarter of 2011 from 10.79 cents in the 2010 period. These increases in mainline yield and PRASM were due principally to the strong pricing environment resulting from ongoing industry capacity discipline and consumer demand.

•
Express passenger revenues were $796 million in the third quarter of 2011 as compared to $746 million in the 2010 period. Express RPMs decreased 4.2% as Express capacity, as measured by ASMs, decreased 4.6%, resulting in a 0.3 point increase in load factor to 76.9%. Express passenger yield increased by 11.3% to 29.07 cents in the third quarter of 2011 from 26.11 cents in the 2010 period. Express PRASM increased 11.7% to 22.35 cents in the third quarter of 2011 from 20.01 cents in the 2010 period. The increases in Express yield and PRASM were the result of the same strong pricing environment discussed in mainline passenger revenues above.

•	Cargo revenues were $40 million in the third quarter of 2011, an increase of $3 million, or 8.0%, from the 2010 period. The increase in cargo revenues was driven primarily by an increase in yield.

Operating Expenses:

			Percent
			Increase
	2011	2010	(Decrease)
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$905	$625	44.9
Salaries and related costs	577	579	(0.3)
Aircraft rent	160	168	(4.9)
Aircraft maintenance	163	160	2.3
Other rent and landing fees	144	143	0.5
Selling expenses	123	118	4.1
Special items, net	13	3	nm
Depreciation and amortization	61	67	(9.7)
Other	329	316	4.2

Total mainline operating expenses	2,475	2,179	13.6
Express expenses:
Fuel	273	197	38.4
Other	551	530	3.9

Total Express expenses	824	727	13.3

Total operating expenses	$3,299	$2,906	13.5

Total operating expenses were $3.30 billion in the third quarter of 2011, an increase of $393 million, or 13.5%, compared to the 2010 period.
Mainline Operating Expenses:
Mainline operating expenses were $2.48 billion in the third quarter of 2011, an increase of $296 million, or 13.6%, from the 2010 period, while mainline capacity decreased 0.6%.
Significant changes in the components of mainline operating expenses are as follows:
•	Aircraft fuel and related taxes increased 44.9% primarily due to a 44.5% increase in the average price per gallon of fuel to $3.13 in the third quarter of 2011 from $2.17 in the 2010 period.

•	Depreciation and amortization expense decreased 9.7% primarily due to the impact of reduced capital spending.
Express Operating Expenses:
Total Express expenses increased $97 million, or 13.3%, in the third quarter of 2011 to $824 million from $727 million in the 2010 period. The period-over-period increase was primarily due to a $76 million, or 38.4%, increase in fuel costs. The average price per gallon of fuel increased 42.5% to $3.18 in the third quarter of 2011 from $2.23 in the 2010 period. Other Express expenses increased $21 million, or 3.9%, while Express capacity decreased 4.6%. This increase in other Express expenses was driven by higher amounts paid under capacity purchase agreements, due principally to increased maintenance activity in the 2011 period.

Nonoperating Income (Expense):

			Percent
			Increase
	2011	2010	(Decrease)
	(In millions)
Nonoperating income (expense):
Interest income	$1	$2	(53.0)
Interest expense, net	(58)	(59)	(1.6)
Other, net	1	10	(91.8)

Total nonoperating expense, net	$(56)	$(47)	18.8

Net nonoperating expense increased $9 million in the third quarter of 2011 to $56 million from $47 million in the 2010 period. Other nonoperating income of $1 million in the 2011 period included a $15 million credit in connection with an award received in an arbitration involving investments in auction rate securities, offset in part by $14 million in net foreign currency losses as a result of the overall strengthening of the U.S. dollar during the third quarter of 2011. Other nonoperating income of $10 million in the 2010 period primarily included $9 million in net foreign currency gains as a result of the overall weakening of the U.S. dollar during the third quarter of 2010.

Nine Months Ended September 30, 2011
Compared with the
Nine Months Ended September 30, 2010
Operating Revenues:

			Percent
			Increase
	2011	2010	(Decrease)
	(In millions)
Operating revenues:
Mainline passenger	$6,447	$5,800	11.1
Express passenger	2,316	2,114	9.5
Cargo	126	107	18.4
Other	1,124	1,089	3.3

Total operating revenues	$10,013	$9,110	9.9

Total operating revenues in the first nine months of 2011 were $10.01 billion as compared to $9.11 billion in the 2010 period, an increase of $903 million, or 9.9%. Significant changes in the components of operating revenues are as follows:
•
Mainline passenger revenues were $6.45 billion in the first nine months of 2011 as compared to $5.80 billion in the 2010 period. Mainline RPMs increased 3.5% as mainline capacity, as measured by ASMs, increased 1.9%, resulting in a 1.3 point increase in load factor to 83.9%. Mainline passenger yield increased 7.4% to 13.92 cents in the first nine months of 2011 from 12.96 cents in the 2010 period. Mainline PRASM increased 9.1% to 11.68 cents in the first nine months of 2011 from 10.71 cents in the 2010 period. These increases in mainline yield and PRASM were due principally to the strong pricing environment resulting from ongoing industry capacity discipline and consumer demand.

•
Express passenger revenues were $2.32 billion in the first nine months of 2011 as compared to $2.11 billion in the 2010 period. Express RPMs increased 1.5% as Express capacity, as measured by ASMs, increased 0.9%, resulting in a 0.4 point increase in load factor to 74.7%. Express passenger yield increased by 7.9% to 28.86 cents in the first nine months of 2011 from 26.74 cents in the 2010 period. Express PRASM increased 8.5% to 21.56 cents in the first nine months of 2011 from 19.87 cents in the 2010 period. The increases in Express yield and PRASM were the result of the same strong pricing environment discussed in mainline passenger revenues above.

•
Cargo revenues were $126 million in the first nine months of 2011, an increase of $19 million, or 18.4%, from the 2010 period. The increase in cargo revenues was driven primarily by an increase in yield.

•
Other revenues were $1.12 billion in the first nine months of 2011, an increase of $35 million, or 3.3%, from the 2010 period. The increase in other revenues was driven primarily by increases in the volume of passenger ticketing change fees.

Operating Expenses:

			Percent
			Increase
	2011	2010	(Decrease)
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$2,587	$1,775	45.7
Salaries and related costs	1,726	1,708	1.1
Aircraft rent	486	508	(4.2)
Aircraft maintenance	508	479	6.1
Other rent and landing fees	418	413	1.2
Selling expenses	343	320	7.4
Special items, net	22	(1)	nm
Depreciation and amortization	185	196	(5.8)
Other	963	927	3.8

Total mainline operating expenses	7,238	6,325	14.4
Express expenses:
Fuel	804	563	42.7
Other	1,645	1,560	5.5

Total Express expenses	2,449	2,123	15.3

Total operating expenses	$9,687	$8,448	14.7

Total operating expenses were $9.69 billion in the first nine months of 2011, an increase of $1.24 billion, or 14.7%, compared to the 2010 period.
Mainline Operating Expenses:
Mainline operating expenses were $7.24 billion in the first nine months of 2011, an increase of $913 million, or 14.4%, from the 2010 period, while mainline capacity increased 1.9%.
Significant changes in the components of mainline operating expenses are as follows:
•	Aircraft fuel and related taxes increased 45.7% primarily due to a 42.0% increase in the average price per gallon of fuel to $3.11 in the first nine months of 2011 from $2.19 in the 2010 period.

•	Aircraft maintenance expense increased 6.1% primarily due to an increase in the number of airframe overhauls performed in the 2011 period.

•	Selling expenses increased 7.4% primarily due to higher credit card fees as a result of the increase in passenger revenues in the 2011 period.

•	Depreciation and amortization expense decreased 5.8% primarily due to the impact of reduced capital spending and a 1.9% increase in capacity.
Express Operating Expenses:
Total Express expenses increased $326 million, or 15.3%, in the first nine months of 2011 to $2.45 billion from $2.12 billion in the 2010 period. The period-over-period increase was primarily due to a $241 million, or 42.7%, increase in fuel costs. The average price per gallon of fuel increased 39.7% to $3.13 in the first nine months of 2011 from $2.24 in the 2010 period. Other Express expenses increased $85 million, or 5.5%, while Express capacity increased 0.9%. This increase in other Express expenses was driven by higher amounts paid under capacity purchase agreements, due principally to increased maintenance activity in the 2011 period.

Nonoperating Income (Expense):

			Percent
			Increase
	2011	2010	(Decrease)
	(In millions)
Nonoperating income (expense):
Interest income	$4	$11	(65.6)
Interest expense, net	(166)	(179)	(8.0)
Other, net	(7)	42	nm

Total nonoperating expense, net	$(169)	$(126)	33.2

Net nonoperating expense increased $43 million in the first nine months of 2011 to $169 million from $126 million in the 2010 period. Other nonoperating expense of $7 million in the 2011 period included $13 million in net foreign currency losses as a result of the overall strengthening of the U.S. dollar in the first nine months of 2011, $6 million in debt prepayment penalties and non-cash write offs of certain debt issuance costs and $2 million of losses related to investments in auction rate securities. These nonoperating expenses in the 2011 period were offset in part by a $15 million credit in connection with an award received in an arbitration involving investments in auction rate securities. Other nonoperating income of $42 million in the 2010 period included $53 million of net realized gains related to the sale of certain investments in auction rate securities, offset by $12 million in net foreign currency losses as a result of the overall strengthening of the U.S. dollar during the first nine months of 2010.

Liquidity and Capital Resources
As of September 30, 2011, our total cash, cash equivalents and restricted cash was $2.43 billion, of which $384 million was restricted. Our final investment in marketable securities was liquidated in July 2011. Refer to Note 7, “Investments in Marketable Securities” in Part I, Items 1A and 1B, respectively, of this report for additional information.
Sources and Uses of Cash
US Airways Group
Net cash provided by operating activities was $465 million and $789 million for the first nine months of 2011 and 2010, respectively, a period-over-period decrease of $324 million. The decrease in net cash provided by operating activities was due to lower net income in the 2011 period as a result of increased operating costs, principally higher fuel costs.
Net cash used in investing activities was $283 million for the first nine months of 2011 as compared to net cash provided by investing activities of $49 million for the first nine months of 2010. Principal investing activities in the 2011 period included expenditures of $238 million for property and equipment, including the purchase of three Airbus aircraft, and $78 million for aircraft pre-delivery deposits, as well as purchases of marketable securities of $30 million and a $20 million increase in restricted cash. These cash outflows were offset in part by proceeds from sales of marketable securities of $82 million. Principal investing activities in the 2010 period included net proceeds from sales of marketable securities of $268 million, including sales of certain auction rate securities of $143 million, and a $91 million decrease in restricted cash. These cash inflows were offset in part by purchases of marketable securities of $180 million and expenditures for property and equipment totaling $133 million. Expenditures for property and equipment related primarily to the purchase of Airbus aircraft. Changes in restricted cash reflect adjustments to the amount of holdback held by certain credit card processors for advance ticket sales for which US Airways has not yet provided air transportation.
Net cash provided by financing activities was $2 million for the first nine months of 2011 as compared to net cash used in financing activities of $252 million for the first nine months of 2010. Principal financing activities in the 2011 period included proceeds from the issuance of debt of $531 million, which included $478 million of proceeds from the issuance of equipment notes associated with the EETC transactions. Debt repayments were $516 million, which included the repayment of existing debt associated with five Airbus aircraft refinanced by the 2011 EETC issuance. Principal financing activities in the 2010 period included debt repayments of $367 million, including the repurchase of $69 million aggregate principal amount of our 7% senior convertible notes. Proceeds from the issuance of debt were $120 million, which primarily included the financing associated with the purchase of Airbus aircraft.
US Airways
Net cash provided by operating activities was $439 million and $749 million for the first nine months of 2011 and 2010, respectively, a period-over-period decrease of $310 million. The decrease in net cash provided by operating activities was due to lower net income in the 2011 period as a result of increased operating costs, principally higher fuel costs.
Net cash used in investing activities was $272 million for the first nine months of 2011 as compared to net cash provided by investing activities of $60 million for the first nine months of 2010. Principal investing activities in the 2011 period included expenditures of $227 million for property and equipment, including the purchase of three Airbus aircraft, and $78 million for aircraft pre-delivery deposits, as well as purchases of marketable securities of $30 million and a $20 million increase in restricted cash. These cash outflows were offset in part by proceeds from sales of marketable securities of $82 million. Principal investing activities in the 2010 period included net proceeds from sales of marketable securities of $268 million, including sales of certain auction rate securities of $143 million, and a $91 million decrease in restricted cash. These cash inflows were offset in part by purchases of marketable securities of $180 million and expenditures for property and equipment totaling $122 million. Expenditures for property and equipment related primarily to the purchase of Airbus aircraft. Changes in restricted cash reflect adjustments to the amount of holdback held by certain credit card processors for advance ticket sales for which US Airways has not yet provided air transportation.
Net cash provided by financing activities was $18 million for the first nine months of 2011 as compared to net cash used in financing activities of $195 million for the first nine months of 2010. Principal financing activities in the 2011 period included proceeds from the issuance of debt of $531 million, which included $478 million of proceeds from the issuance of equipment notes associated with the EETC transactions. Debt repayments were $500 million, which included the repayment of existing debt associated with five Airbus aircraft refinanced by the 2011 EETC issuance. Principal financing activities in the 2010 period included debt repayments of $282 million and proceeds from the issuance of debt of $90 million, which primarily included the financing associated with the purchase of Airbus aircraft.

Commitments
As of September 30, 2011, we had $4.65 billion of long-term debt and capital leases (including current maturities and before discount on debt). The information contained herein is not a comprehensive discussion and analysis of our commitments, but rather updates disclosures made in the 2010 Form 10-K.
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
The Citicorp credit facility bears interest at an index rate plus an applicable index margin or, at our option, LIBOR plus an applicable LIBOR margin for interest periods of one, two, three or six months. The applicable index margin, subject to adjustment, is 1.00%, 1.25% or 1.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or greater than $1 billion, respectively. The applicable LIBOR margin, subject to adjustment, is 2.00%, 2.25% or 2.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or greater than $1 billion, respectively. In addition, interest on the Citicorp credit facility may be adjusted based on the credit rating for the Citicorp credit facility as follows: (i) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least one subgrade better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be the lower of 2.25% and the rate otherwise applicable based upon the adjusted Citicorp credit facility balance and (B) the applicable index margin will be the lower of 1.25% and the rate otherwise applicable based upon the Citicorp credit facility principal balance, and (ii) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least two subgrades better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be 2.00% and (B) the applicable index margin will be 1.00%. As of September 30, 2011, the interest rate on the Citicorp credit facility was 2.74% based on a 2.50% LIBOR margin.
The Citicorp credit facility matures on March 23, 2014, and is repayable in seven annual installments with each of the first six installments to be paid on each anniversary of the closing date in an amount equal to 1% of the initial aggregate principal amount of the loan and the final installment to be paid on the maturity date in the amount of the full remaining balance of the loan.
In addition, the Citicorp credit facility requires certain mandatory prepayments upon the occurrence of specified events, establishes certain financial covenants, including minimum cash requirements and maintenance of certain minimum ratios, contains customary affirmative covenants and negative covenants and contains customary events of default. The Citicorp credit facility requires us to maintain consolidated unrestricted cash and cash equivalents of not less than $850 million, with not less than $750 million (subject to partial reductions upon certain reductions in the outstanding principal amount of the loan) of that amount held in accounts subject to control agreements, which would become restricted for use by us if certain adverse events occur per the terms of the agreement. In addition, the Citicorp credit facility provides that we may issue debt in the future with a second lien on the assets pledged as collateral under the Citicorp credit facility. The principal amount outstanding under the Citicorp credit facility was $1.14 billion as of September 30, 2011. As of September 30, 2011, we were in compliance with all debt covenants under the Citicorp credit facility.
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

As of September 30, 2011, $425 million of the escrowed proceeds from the 2011 EETCs have been used to purchase equipment notes issued by US Airways in three series: Series A equipment notes in an aggregate principal amount of $265 million bearing interest at 7.125% per annum, Series B equipment notes in an aggregate principal amount of $85 million bearing interest at 9.75% per annum and Series C equipment notes in an aggregate principal amount of $75 million bearing interest at 10.875% per annum. Interest on the equipment notes is payable semiannually in April and October of each year, beginning in October 2011. Principal payments on the equipment notes are scheduled to begin in April 2012. The final payments on the Series A equipment notes, Series B equipment notes and Series C equipment notes will be due in October 2023, October 2018 and October 2014, respectively. US Airways’ payment obligations under the equipment notes are fully and unconditionally guaranteed by US Airways Group. The net proceeds from the issuance of these equipment notes were used to repay the existing debt associated with the five Airbus aircraft and to finance three Airbus aircraft delivered in September 2011, with the balance used for general corporate purposes. The equipment notes are secured by liens on aircraft. The remaining $46 million of escrowed proceeds will be used to purchase equipment notes as the new aircraft are delivered.
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
Aircraft and Engine Purchase Commitments
US Airways has definitive purchase agreements with Airbus for the acquisition of 134 aircraft, including 97 single-aisle A320 family aircraft and 37 widebody aircraft (comprised of 22 A350 XWB aircraft and 15 A330-200 aircraft). Since 2008, when deliveries commenced under the purchase agreements, we have taken delivery of 37 aircraft through September 30, 2011, which includes four A320 aircraft, 26 A321 aircraft and seven A330-200 aircraft. US Airways plans to take delivery of nine A321 aircraft in the fourth quarter of 2011 and an additional 12 A320 family aircraft in 2012. The remaining 46 A320 family aircraft are scheduled to be delivered between 2013 and 2015. In addition, US Airways plans to take delivery of the eight remaining A330-200 aircraft in 2013 and 2014. Deliveries of the 22 A350 XWB aircraft are scheduled to begin in 2017 and extend through 2019.
US Airways has agreements for the purchase of eight new IAE V2500-A5 spare engines scheduled for delivery through 2014 for use on the A320 family fleet, three new Trent 700 spare engines scheduled for delivery through 2013 for use on the A330-200 fleet and three new Trent XWB spare engines scheduled for delivery in 2017 through 2019 for use on the A350 XWB aircraft. US Airways has taken delivery of two of the Trent 700 spare engines and one of the V2500-A5 spare engines through September 30, 2011.
Under all of our aircraft and engine purchase agreements, our total future commitments as of September 30, 2011 are expected to be approximately $5.77 billion through 2019, which includes predelivery deposits and payments. We have financing commitments for all Airbus aircraft scheduled for delivery in 2011 and 2012. See Part II, Item 1A, Risk Factors – “Increased costs of financing, a reduction in the availability of financing and fluctuations in interest rates could adversely affect our liquidity, operating expenses and results” and “Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions.”

Covenants and Credit Rating
In addition to the minimum cash balance requirements, our long-term debt agreements contain various negative covenants that restrict or limit our actions, including our ability to pay dividends or make other restricted payments. Our long-term debt agreements also generally contain cross-default provisions, which may be triggered by defaults by us under other agreements relating to indebtedness. See Part II, Item 1A, Risk Factors – “Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions” and “Any failure to comply with the liquidity covenants contained in our financing arrangements would likely have a material adverse effect on our business, financial condition and results of operations.” As of September 30, 2011, we and our subsidiaries were in compliance with the covenants in our long-term debt agreements.
The following table details our credit ratings as of September 30, 2011:

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

Contractual Obligations
The following table provides details of our future cash contractual obligations as of September 30, 2011 (in millions):

	Payments Due by Period
	2011	2012	2013	2014	2015	Thereafter	Total
US Airways Group (1)
Debt (2)	$—	$116	$116	$1,276	$—	$35	$1,543
Interest obligations (3)	14	53	48	24	3	23	165
US Airways (4)
Debt and capital lease obligations (5) (6)	111	388	342	360	293	1,614	3,108
Interest obligations (3) (6)	44	161	140	116	102	376	939
Aircraft purchase and operating lease commitments (7)	582	1,634	1,983	1,655	1,063	4,844	11,761
Regional capacity purchase agreements (8)	201	1,013	990	996	880	1,364	5,444
Other US Airways Group subsidiaries (9)	3	9	8	6	1	—	27

Total	$955	$3,374	$3,627	$4,433	$2,342	$8,256	$22,987

(1)	These commitments represent those entered into by US Airways Group.

(2)	Excludes $106 million of unamortized debt discount as of September 30, 2011.

(3)	For variable-rate debt, future interest obligations are shown above using interest rates in effect as of September 30, 2011.

(4)	These commitments represent those entered into by US Airways.

(5)	Excludes $74 million of unamortized debt discount as of September 30, 2011.

(6)
Includes $1.25 billion of future principal payments and $515 million of future interest payments as of September 30, 2011, respectively, related to pass through trust certificates, or EETCs, associated with mortgage financings for the purchase of certain aircraft.

(7)	Includes $2.69 billion of future minimum lease payments related to EETC leveraged leased financings of certain aircraft as of September 30, 2011.

(8)	Represents minimum payments under capacity purchase agreements with third-party Express carriers.

(9)	Represents operating lease commitments entered into by US Airways Group’s other airline subsidiaries, Piedmont and PSA.
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

Critical Accounting Policies and Estimates
In the third quarter of 2011, there were no changes to our critical accounting policies and estimates from those disclosed in the consolidated financial statements and accompanying notes contained in our 2010 Form 10-K.
Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements.” ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. Our multiple-deliverable revenue arrangements consist principally of sales of frequent flyer program mileage credits to business partners, which are comprised of two components, transportation and marketing. We were required to adopt and apply ASU No. 2009-13 to any new or materially modified multiple deliverable revenue arrangements entered into on or after January 1, 2011. We adopted ASU No. 2009-13 on January 1, 2011, and its application has had no material impact on our condensed consolidated financial statements.
In May 2011, the FASB issued ASU 2011-4, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, addresses the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy and requires additional disclosures. ASU 2011-4 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. We are currently evaluating the requirements of ASU 2011-4 and have not yet determined its impact on our condensed consolidated financial statements.

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
Interest rate risk
Our exposure to interest rate risk relates primarily to our cash equivalents, investment portfolios and variable-rate debt obligations. At September 30, 2011, our variable-rate long-term debt obligations of approximately $2.65 billion represented approximately 57% of our total long-term debt. If interest rates increased 10% in 2011, the impact on our results of operations would be approximately $9 million of additional interest expense.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures.
An evaluation was performed under the supervision and with the participation of US Airways Group’s and US Airways’ management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2011. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2011.
Changes in internal control over financial reporting.
There has been no change to US Airways Group’s or US Airways’ internal control over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, US Airways Group’s or US Airways’ internal control over financial reporting.
Limitation on the effectiveness of controls.
We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO believe that our disclosure controls and procedures were effective at the “reasonable assurance” level as of September 30, 2011.

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
On April 21, 2011, US Airways filed an antitrust lawsuit against Sabre Holdings Corporation, Sabre Inc. and Sabre Travel International Limited (collectively, “Sabre”) in Federal District Court for the Southern District of New York. The lawsuit alleges, among other things, that Sabre has engaged in anticompetitive practices that illegally restrain US Airways’ ability to distribute its products to its customers. The lawsuit also alleges that these actions have prevented US Airways from employing new competing technologies and have allowed Sabre to continue to charge US Airways supracompetitive fees. The lawsuit seeks both injunctive relief and money damages. Sabre filed a motion to dismiss the case, which the court denied in part and granted in part in September 2011 allowing two of the four counts in the complaint to proceed. Sabre subsequently filed another motion to dismiss relating to one of the two remaining counts. This second motion to dismiss remains pending. US Airways intends to pursue its claims vigorously, but there can be no assurance of the outcome of this litigation.
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
We are currently in negotiations with unions representing our pilots and flight attendants, and both negotiations are being overseen by the NMB. As a result, these unions presently may not lawfully engage in concerted refusals to work, such as strikes, slow-downs, sick-outs or other similar activity, against us. Nonetheless, after more than five years of negotiations without a resolution to the bargaining issues that arose from the merger, there is a risk that disgruntled employees, either with or without union involvement, could engage in one or more concerted refusals to work that could individually or collectively harm the operation of our airline and impair our financial performance. For example, the U.S. District Court in Charlotte on September 28, 2011 granted a preliminary injunction enjoining the labor union representing our pilots from engaging in an illegal work slowdown, and that union also has a lawsuit pending against us in the U.S. District Court for the Eastern District of New York alleging that we breached our obligations under the RLA.
Likewise, employees represented by other unions could engage in improper actions that disrupt our operations. We are also involved in binding arbitrations regarding grievances under our collective bargaining agreements, including but not limited to issues related to wages and working conditions, which if determined adversely against us could materially adversely affect our ability to conduct our business and our financial performance and create material liability for back pay.
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

The DOT finalized rules, taking effect on April 29, 2010, requiring new procedures for customer handling during long onboard delays, as well as additional reporting requirements for airlines that could increase the cost of airline operations or reduce revenues. The DOT has been aggressively investigating alleged violations of the new rules. In addition, the DOT finalized a second set of rules that further regulate airline interactions with passengers through the reservations process, at the airport and on board the aircraft. US Airways is working to comply with the implementation deadlines of these rules, some of which took effect in August 2011 and others which take effect in January 2012. We anticipate a third set of consumer rules to be issued by the DOT in 2012. We continue to see other efforts by the DOT to further regulate airlines through increased data reporting requirements, expansion of the Air Carrier Access Act, and greater oversight of the ways that airlines describe and sell air transportation and other products and services. Each additional regulation increases costs and adds greater complexity to our operation.
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
The terrorist attacks of September 11, 2001 led to a significant increase in insurance premiums and a decrease in the insurance coverage available to commercial air carriers. Accordingly, our insurance costs increased significantly and our ability to continue to obtain insurance even at current prices remains uncertain. In addition, we have obtained third-party war risk (terrorism) insurance through a special program administered by the FAA, resulting in lower premiums than if we had obtained this insurance in the commercial insurance market. The program has been extended, with the same conditions and premiums, until September 30, 2012. If the federal insurance program terminates, we would likely face a material increase in the cost of war risk insurance. The failure of one or more of our insurers could result in a lack of coverage for a period of time. Additionally, severe disruptions in the domestic and global financial markets could adversely impact the claims paying ability of some insurers. Future downgrades in the ratings of enough insurers could adversely impact both the availability of appropriate insurance coverage and its cost. Because of competitive pressures in our industry, our ability to pass additional insurance costs to passengers is limited. As a result, further increases in insurance costs or reductions in available insurance coverage could have an adverse impact on our financial results.
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

US Airways Group, Inc. (Registrant)

Date: October 26, 2011	By:	/s/ Derek J. Kerr

Derek J. Kerr
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

US Airways, Inc. (Registrant)

Date: October 26, 2011	By:	/s/ Derek J. Kerr

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