Form 10-K
period 2011-12-31
US AIRWAYS GROUP INC; US AIRWAYS INC
filed 2012-02-22
CIK 701345, 714560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
The aggregate market value of common stock held by non-affiliates of US Airways Group, Inc. as of June 30, 2011 was approximately $1.44 billion.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

US Airways Group, Inc.	Yes ☑	No ☐
US Airways, Inc.	Yes ☑	No ☐
As of February 17, 2012, there were 162,136,198 shares of US Airways Group, Inc. common stock outstanding.
As of February 17, 2012, US Airways, Inc. had 1,000 shares of common stock outstanding, all of which were held by US Airways Group, Inc.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement related to US Airways Group, Inc.’s 2012 Annual Meeting of Stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of US Airways Group, Inc.’s fiscal year ended December 31, 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K.

US Airways Group, Inc.
US Airways, Inc.
Form 10-K
Year Ended December 31, 2011

This combined Annual Report on Form 10-K is filed by US Airways Group, Inc. (“US Airways Group”) and its wholly owned subsidiary US Airways, Inc. (“US Airways”). References in this Annual Report on Form 10-K to “we,” “us,” “our” and the “Company” refer to US Airways Group and its consolidated subsidiaries.
Note Concerning Forward-Looking Statements
Certain of the statements contained in this report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “would,” “continue” and similar terms used in connection with statements regarding, among others, our outlook, expected fuel costs, the revenue and pricing environment, and our expected financial performance and liquidity position. These statements include, but are not limited to, statements about future financial and operating results, our plans, objectives, expectations and intentions and other statements that are not historical facts. These statements are based upon the current beliefs and expectations of management and are subject to significant risks and uncertainties that could cause our actual results and financial position to differ materially from these statements. These risks and uncertainties include, but are not limited to, those described below under Part I, Item 1A, “Risk Factors” and the following:
•	the impact of significant operating losses in the future;

•	downturns in economic conditions and their impact on passenger demand, booking practices and related revenues;

•	the impact of the price and availability of fuel and significant disruptions in the supply of aircraft fuel;

•	increased costs of financing, a reduction in the availability of financing and fluctuations in interest rates;

•	our high level of fixed obligations and our ability to fund general corporate requirements, obtain additional financing and respond to competitive developments;

•	any failure to comply with the liquidity covenants contained in our financing arrangements;

•	provisions in our credit card processing and other commercial agreements that may affect our liquidity;

•	the impact of union disputes, employee strikes and other labor-related disruptions;

•	our inability to maintain labor costs at competitive levels;

•	interruptions or disruptions in service at one or more of our hub airports or our focus city;

•	regulatory changes affecting the allocation of slots;

•	our reliance on third-party regional operators or third-party service providers;

•	our reliance on and costs, rights and functionality of third-party distribution channels, including those provided by global distribution systems, conventional travel agents and online travel agents;

•	changes in government regulation;

•	the impact of changes to our business model;

•	competitive practices in the industry, including the impact of industry consolidation;

•	the loss of key personnel or our ability to attract and retain qualified personnel;

•	the impact of conflicts overseas or terrorist attacks, and the impact of ongoing security concerns;

•	our ability to operate and grow our route network;

•	the impact of environmental regulation;

•	our reliance on technology and automated systems and the impact of any failure or disruption of, or delay in, these technologies or systems;

•	costs of ongoing data security compliance requirements and the impact of any significant data security breach;

•	the impact of any accident involving our aircraft or the aircraft of our regional operators;

•	delays in scheduled aircraft deliveries or other loss of anticipated fleet capacity;

•	our dependence on a limited number of suppliers for aircraft, aircraft engines and parts;

•	our ability to operate profitably out of Philadelphia International Airport;

•	the impact of weather conditions and seasonality of airline travel;

•	the impact of possible future increases in insurance costs or reductions in available insurance coverage;

•	the impact of global events that affect travel behavior, such as an outbreak of a contagious disease;

•	the impact of foreign currency exchange rate fluctuations;

•	our ability to use NOLs and certain other tax attributes; and

•	other risks and uncertainties listed from time to time in our reports to and filings with the Securities and Exchange Commission.
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
Available Information
A copy of this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge at www.usairways.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
The U.S. Airline Industry
A strong pricing environment resulting from ongoing industry capacity discipline and robust consumer demand for air travel drove higher revenues and profitable 2011 operations for substantially all major U.S. airlines. These higher revenues allowed the airline industry to partially offset a very significant increase in fuel prices.
Airlines for America, the trade association for U.S. airlines formerly known as the Air Transport Association, reported that annual 2011 U.S. industry passenger revenues and yields increased 10.2% and 9.4%, respectively, as compared to 2010. With respect to the U.S. airline industry’s international versus domestic performance, international markets outperformed domestic markets in year-over-year improvements in passenger revenues and yields. Airlines for America reported that annual 2011 international passenger revenues and yields increased on a year-over-year basis by 11.8% and 10.1%, respectively, whereas domestic market passenger revenues and yields increased on a year-over-year basis by 9.4% and 9.2%, respectively. Latin American and Pacific markets led the stronger international performance whereas Atlantic market performance was weaker than domestic.
Fuel costs continued to be a significant uncertain variable for the industry. During 2011, jet fuel prices followed the price of Brent crude oil more closely than the price of West Texas Intermediate crude oil. The average daily spot price for Brent crude oil during 2011 was $111 per barrel. This compares to an average daily spot price of $80 per barrel for Brent crude oil during 2010. Brent crude oil prices were volatile in 2011, with daily spot prices fluctuating between a low of $94 per barrel in January 2011 to a high of $127 per barrel in May 2011, and a year-end close of $108 per barrel on December 31, 2011.
Significant uncertainty continues to exist regarding the economic conditions driving passenger demand and whether airlines will have the ability to maintain or increase fares at levels sufficient to absorb high fuel prices. See Part I, Item 1A, Risk Factors — “Downturns in economic conditions adversely affect our business” and “Our business is dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices and significant disruptions in the supply of aircraft fuel could have a significant negative impact on our operating results and liquidity.”

Airline Operations
We operate the fifth largest airline in the United States as measured by domestic revenue passenger miles (“RPMs”) and available seat miles (“ASMs”). We have hubs in Charlotte, Philadelphia and Phoenix and a focus city in Washington, D.C. at Ronald Reagan Washington National Airport (“Washington National”). We offer scheduled passenger service on more than 3,100 flights daily to more than 200 communities in the United States, Canada, Mexico, Europe, the Middle East, the Caribbean, and Central and South America. We also have an established East Coast route network, including the US Airways Shuttle service. We had approximately 53 million passengers boarding our mainline flights in 2011. During 2011, our mainline operation provided regularly scheduled service or seasonal service at 133 airports while the US Airways Express network served 156 airports in the United States, Canada and Mexico, including 78 airports also served by our mainline operation. US Airways Express air carriers had approximately 28 million passengers boarding their planes in 2011. As of December 31, 2011, we operated 340 mainline jets and were supported by our regional airline subsidiaries and affiliates operating as US Airways Express under capacity purchase agreements, which operated 233 regional jets and 50 turboprops. Our prorate carriers operated seven turboprops and seven regional jets at December 31, 2011.
In May 2011, US Airways Group and US Airways entered into an Amended and Restated Mutual Asset Purchase and Sale Agreement (the “Mutual APA”) with Delta Air Lines, Inc. (“Delta”). The Mutual APA amended and restated the Mutual Asset Purchase and Sale Agreement dated August 11, 2009 by and among the parties. Pursuant to the Mutual APA, Delta agreed to acquire 132 slot pairs at LaGuardia from US Airways and US Airways agreed to acquire from Delta 42 slot pairs at Washington National and the rights to operate additional daily service to Sao Paulo, Brazil in 2015, and Delta agreed to pay US Airways $66.5 million in cash. One slot equals one take-off or landing, and each pair of slots equals one round-trip flight. The Mutual APA was structured as two simultaneous asset sales.
On December 13, 2011, the transaction contemplated by the Mutual APA closed and ownership of the respective slots was transferred between the airlines. Our first new flights from Washington National start March 25, 2012 with service to 11 new cities and additional service in other existing communities. After all of the changes resulting from our agreement with Delta are in place, nearly 99 percent of our capacity will touch our hubs in Phoenix, Philadelphia and Charlotte, our focus city at Washington National or our hourly shuttle service between Boston, LaGuardia and Washington National.
Refer to the “Customer Service” section in Part I for discussion of US Airways’ operating performance as reported to the U.S. Department of Transportation (“DOT”).
For information regarding US Airways Group’s and US Airways’ operating segments and operating revenue in principal geographic areas, see Note 12 to their respective consolidated financial statements included in Items 8A and 8B of this Annual Report on Form 10-K.

Express Operations
Certain air carriers have code share arrangements with us to operate under the trade name “US Airways Express.” Typically, under a code share arrangement, one air carrier places its designator code and sells tickets on the flights of another air carrier, which is referred to generically as its code share partner. US Airways Express carriers are an integral component of our operating network. We rely heavily on feeder traffic from our US Airways Express partners, which carry passengers to our hubs from low-density markets that are uneconomical for us to serve with large jets. In addition, US Airways Express operators offer complementary service in our existing mainline markets by operating flights during off-peak periods between mainline flights. During 2011, the US Airways Express network served 156 airports in the continental United States, Canada and Mexico, including 78 airports also served by our mainline operation. During 2011, approximately 28 million passengers boarded US Airways Express air carriers’ planes, approximately 44% of whom connected to or from our mainline flights. Of these 28 million passengers, approximately 8 million were enplaned by our wholly owned regional airlines Piedmont and PSA, approximately 20 million were enplaned by third-party carriers operating under capacity purchase agreements and less than 1 million were enplaned by carriers operating under prorate agreements, as described below.
The US Airways Express code share arrangements are in the form of either capacity purchase or prorate agreements. The capacity purchase agreements provide that all revenues, including passenger, mail and freight revenues, go to us. In return, we agree to pay predetermined fees to these airlines for operating an agreed-upon number of aircraft, without regard to the number of passengers on board. In addition, these agreements provide that certain variable costs, such as airport landing fees and passenger liability insurance, will be reimbursed 100% by us. We control marketing, scheduling, ticketing, pricing and seat inventories. Under the prorate agreements, the prorate carriers receive a prorated share of ticket revenue and pay certain service fees to us. The prorate carrier is responsible for pricing the local, point to point markets to the extent that we do not have competing existing service in that market. We are responsible for pricing all other prorate carrier tickets. The prorate carrier is also responsible for all costs incurred operating the aircraft. Our prorate carriers, Colgan Air, Inc. and Trans States Airlines, Inc., operated seven turboprops and seven regional jets, respectively, at December 31, 2011. All US Airways Express carriers have logos, service marks, aircraft paint schemes and uniforms similar to our mainline operation.
In December 2011, SkyWest Airlines, Inc. (“SkyWest”) became a US Airways Express partner operating six daily Express flights from our hub in Phoenix. By spring 2012, SkyWest will serve the US Airways Express operation with 14 CRJ-200 regional jets, replacing the CRJ-200 and Dash 8 Express service previously operated by Mesa Airlines, and will operate approximately 49 flights to 19 destinations. Also in December 2011, we completed the installation of first class cabins on 110 US Airways Express regional jets including the ERJ-175 and ERJ-170 fleets operated by Republic Airlines, the CRJ-700 fleet operated by PSA and the CRJ-900 fleet operated by Mesa Airlines.
The following table sets forth our US Airways Express capacity purchase agreements and the number and type of aircraft operated under those agreements at December 31, 2011.

Number and Type
Carrier	of Aircraft
PSA (1)	49 regional jets
Piedmont (1)	44 turboprops
Air Wisconsin Airlines Corporation	70 regional jets
Republic Airline Inc.	58 regional jets
Mesa Airlines, Inc.	45 regional jets and 6 turboprops
Chautauqua Airlines, Inc.	9 regional jets
SkyWest Airlines, Inc.	2 regional jets

(1)	PSA and Piedmont are wholly owned subsidiaries of US Airways Group.

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
US Airways is a member of the Star Alliance, the world’s largest airline alliance, which now has 27 member airlines serving approximately 1,290 destinations in 189 countries. Membership in the Star Alliance further enhances the value of our domestic and international route network by allowing customers wide access to the global marketplace. Expanded benefits for customers include network expansion, frequent flyer program benefits, airport lounge access, convenient single-ticket pricing with electronic tickets, one-stop check-in and coordinated baggage handling. We also have bilateral marketing/code sharing agreements with Star Alliance members Air China, Air New Zealand, ANA, Asiana, bmi, Brussels Airlines, Lufthansa, Singapore Airlines, Swiss International, TAM, TAP Portugal, Turkish Airlines and United. Other international code sharing partners include EVA Airways, Qatar Airways, Royal Jordanian Airlines, TACA and Virgin Atlantic Airways. Marketing/code sharing agreements are maintained with two smaller regional carriers in the Caribbean that operate collectively as the “GoCaribbean” network. Each of these code share agreements funnel international traffic onto our domestic flights or support specific European and Caribbean markets in which we operate. Domestically, we code share with Hawaiian Airlines on intra-Hawaii flights.
Competition in the Airline Industry
The markets in which we operate are highly competitive. Price competition occurs on a market-by-market basis through price discounts, changes in pricing structures, fare matching, target promotions and frequent flyer initiatives. Airlines typically use discount fares and other promotions to stimulate traffic during normally slack travel periods, when they begin service to new cities or when they have excess capacity, to generate cash flow and maximize revenue per ASM and to establish, increase or preserve market share. Discount and promotional fares are generally non-refundable and may be subject to various restrictions such as minimum stay requirements, advance ticketing, limited seating and change fees. We have often elected to match discount or promotional fares initiated by other air carriers in certain markets in order to compete in those markets. Most airlines will quickly match price reductions in a particular market. Our ability to compete on the basis of price is limited by our fixed costs and depends on our ability to manage effectively our operating costs. Some of our competitors have greater financial resources and/or lower cost structures than we do. In addition, recent years have seen the growth of low-fare, low-cost competitors in many of the markets in which we operate. These competitors include Southwest, JetBlue, Allegiant, Frontier, Virgin America and Spirit. These low cost carriers generally have lower cost structures than US Airways.
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
Airlines are also regulated by the Federal Aviation Administration (“FAA”), primarily in the areas of flight operations, maintenance and other operational and safety areas. Pursuant to these regulations, our airline subsidiaries have FAA-approved maintenance programs for each type of aircraft they operate. The programs provide for the ongoing maintenance of such aircraft, ranging from periodic routine inspections to major overhauls. The FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures or operational restrictions. Some FAA requirements cover, among other things, retirement and maintenance of older aircraft, security measures, collision avoidance systems, airborne windshear avoidance systems, noise abatement, other environmental concerns, fuel tank inerting, crew scheduling, aircraft operation and safety and increased inspections and maintenance procedures to be conducted on older aircraft. Our failure to timely comply with these requirements has in the past and could in the future result in fines and other enforcement actions by the FAA or other regulators. Additionally, the FAA recently finalized rules on pilot flight and duty times, which could increase our costs and reduce staffing flexibility.
Our airline subsidiaries are obligated to collect a federal excise tax, commonly referred to as the “ticket tax,” on domestic and international air transportation. Our airline subsidiaries collect the ticket tax, along with certain other U.S. and foreign taxes and user fees on air transportation, and pass along the collected amounts to the appropriate governmental agencies. Although these taxes are not our operating expenses, they represent an additional cost to our customers. There are a number of efforts in Congress and in other countries to raise different portions of the various taxes imposed on airlines and their passengers.
Most major U.S. airports impose a passenger facility charge (“PFC”). The ability of airlines to contest increases in this charge is restricted by federal legislation, DOT regulations and judicial decisions. With certain exceptions, air carriers pass these charges on to passengers. However, our ability to pass through PFCs to our customers is subject to various factors, including market conditions and competitive factors. The current cap on the PFC is $4.50 per passenger, although there are efforts to raise the cap to a higher level before Congress.
DOT consumer rules, that took effect on April 29, 2010, require new procedures for customer handling during long onboard delays, as well as additional reporting requirements for airlines that have increased the cost of airline operations and reduced revenues. The DOT has been aggressively investigating alleged violations of the new rules. In addition, the DOT finalized a second set of rules that further regulate airline interactions with passengers through the reservations process, at the airport and on board the aircraft. US Airways is in compliance with these rules which took effect in August 2011 and others which took effect in January 2012. These rules require airlines to display all fares in an “all in” basis with the price of the air travel and all taxes and government imposed fees rolled into the displayed fare. Enhanced disclosure of ancillary fees such as baggage fees is also required. Other rules apply to post-ticket purchase price increases and an expansion of tarmac delay regulations to international carriers.
We anticipate a third set of consumer rules to be issued by the DOT in 2012. We continue to see other efforts by the DOT to further regulate airlines through increased data reporting requirements, expansion of the Air Carrier Access Act, and greater oversight of the ways that airlines describe and sell air transportation and other products and services. Each additional regulation or other form of regulatory oversight increases costs and adds greater complexity to our operation. We cannot assure you that compliance with these new rules, anticipated rules or other forms of regulatory oversight will not have a material adverse effect on our business.
On February 6, 2012, Congress passed the FAA Reauthorization legislation, formally titled as “FAA Modernization and Reform Act of 2012” (H.R.658). From the perspective of the airline industry, highlights include:
•	No increase in airline ticket or fuel taxes;

•	No increase in PFCs;

•	No taxation of ancillary fees and revenue;

•
Authorizes eight additional daily flights beyond the 1,250 mile perimeter restricting flights to and from Reagan Washington National Airport. Four flights are allocated to new entrant and limited incumbents, and four are set aside for incumbent carriers serving DCA as of the date of enactment (that is, one for each of American, Delta, United and US Airways);

•
Dedicated title of the legislation is intended to help accelerate implementation of the NextGeneration air traffic control system. Among the provisions included are mandated performance metrics, as well as a requirement that modernization projects at 35 major airports are to receive streamlined environmental review; and

•	Sunsets costly and redundant line checks for pilots over 60.
In addition, the TSA mandates the federalization of certain airport security procedures and imposes additional security requirements on airports and airlines, most of which are funded by a per ticket tax on passengers and a tax on airlines. The federal government has on several occasions proposed a significant increase in the per ticket tax, including most recently in the Administration’s proposed fiscal year 2013 budget. The proposed ticket tax increase, if implemented, could negatively impact our financial results.
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
International
The availability of international routes to domestic air carriers is regulated by agreements between the U.S. and foreign governments. Changes in U.S. or foreign government aviation policy could result in the alteration or termination of these agreements and affect our international operations. We could continue to see significant changes in terms of air service between the United States and Europe as a result of the implementation of the U.S. and the EU Air Transport Agreement, generally referred to as the Open Skies Agreement, which took effect in March 2008. The Open Skies Agreement removes bilateral restrictions on the number of flights between the U.S. and EU. One result of the Open Skies Agreement has been applications before the DOT for antitrust immunity between various domestic and international airlines. The DOT approved two such transatlantic immunities in 2010 involving other carriers. Presently, none of our international operations benefit from antitrust immunity.
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
In 2011, we incurred expenses of $50 million for the ASIF, including amounts paid by our wholly owned regional subsidiaries, PSA and Piedmont, and amounts attributable to our other regional carriers. Implementation of and compliance with the requirements of the Aviation Security Act have resulted and will continue to result in increased costs for us and our passengers and have resulted and will likely continue to result in service disruptions and delays. As a result of competitive pressure, US Airways and other airlines may be unable to recover all of these additional security costs from passengers through increased fares. In addition, we cannot forecast what new security and safety requirements may be imposed in the future or the costs or financial impact of complying with any such requirements.

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
In addition, the EU’s Emissions Trading Scheme is scheduled to take full effect in 2012. This scheme, which was challenged unsuccessfully in the European Court of Justice, has the ability to appreciably raise costs associated with flights to EU countries as airlines will have to purchase emissions credits on the open market to cover some percentage of a carrier’s European operations. US Airways has met all the regulatory milestones associated with the program to date. While we cannot yet determine what the final regulatory scheme will be in the U.S., the EU or in other areas in which we do business, such climate change-related regulatory activity in the future may adversely affect our business and financial results.
For more discussion of environmental regulation, see Part I, Item 1A, Risk Factors — “We are subject to many forms of environmental regulation and may incur substantial costs as a result.”
Employees and Labor Relations
Our business is labor intensive. In 2011, wages, salaries and benefits were one of our largest expenses and represented approximately 20% of our operating expenses. As of December 31, 2011, US Airways employed approximately 31,500 active full-time equivalent employees, including approximately 4,000 pilots, 7,200 flight attendants, 6,100 passenger service personnel, 5,800 fleet service personnel, 3,200 maintenance personnel and 5,200 personnel in administrative and various other job categories. In addition, our Express subsidiaries, Piedmont and PSA, employed approximately 5,300 active full-time equivalent employees, including approximately 900 pilots, 500 flight attendants, 3,100 passenger service personnel, 400 maintenance personnel and 400 personnel in administrative and various other job categories.

A large majority of the employees of the major airlines in the United States are represented by labor unions. As of December 31, 2011, approximately 85% of our active employees were represented by various labor unions. Relations between air carriers and labor unions in the United States are governed by the Railway Labor Act (“RLA”). Under the RLA, collective bargaining agreements generally contain “amendable dates” rather than expiration dates, and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the National Mediation Board (“NMB”).
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
US Airways employees are covered by labor agreements as set forth below. In June 2011, an agreement was reached with the Transport Workers Union representing the 200 flight dispatchers. In January 2012, a tentative agreement was reached with the Association of Flight Attendants (which agreement is subject to ratification by the union membership). Seven other labor contracts are amendable and are currently being negotiated.

			Contract
Union	Class or Craft	Employees (1)	Amendable Date
International Association of Machinists & Aerospace Workers (“IAM”)	Fleet Service	5,800	12/31/2011
Airline Customer Service Employee Association — IBT and CWA (the “Association”)	Passenger Service	6,100	12/31/2011
IAM	Mechanics, Stock Clerks and Related	3,200	12/31/2011
IAM	Maintenance Training Instructors	30	12/31/2011
Transport Workers Union (“TWU”)	Dispatch	200	06/30/2015
TWU	Flight Crew Training Instructors	100	12/31/2011
TWU	Flight Simulator Engineers	50	12/31/2011
US Airline Pilots Association (“USAPA”)	Premerger US Airways Pilots	2,600	12/31/2009	(2)
Association of Flight Attendants-CWA (“AFA”)	Premerger US Airways Flight Attendants	4,900	12/31/2011	(3)
USAPA	Premerger America West Pilots	1,400	12/30/2006	(2)
AFA	Premerger America West Flight Attendants	2,300	05/04/2004	(3)

(1)	Approximate number of active full-time equivalent employees covered by the contract as of December 31, 2011.

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

(3)
In January 2012, we reached a tentative agreement with the AFA for a single labor agreement applicable to both US Airways and AWA. This tentative agreement is subject to ratification by the AFA membership and if ratified, would become amendable five years from the date it is signed.

In addition, separate labor contracts cover the pilots and the flight attendants employed by Piedmont and PSA. Each of those agreements is currently amendable and is currently being negotiated. In November 2010, the Communications Workers of America was certified to represent the 3,100 passenger service employees working for Piedmont, and negotiations for an initial collective bargaining agreement covering those employees are now underway.
There are few remaining unrepresented employee groups that could engage in organization efforts. We cannot predict the outcome of any future efforts to organize those remaining employees or the terms of any future labor agreements or the effect, if any, on US Airways’ operations or financial performance. For more discussion, see Part I, Item 1A, Risk Factors — “Union disputes, employee strikes and other labor-related disruptions may adversely affect our operations.”
Aviation Fuel
The average cost of a gallon of aviation fuel for our mainline and Express operations increased 38.2% from 2010 to 2011, and our total mainline and Express fuel expense increased $1.28 billion, or 40.5%, from 2010 to 2011. We estimate that a one cent per gallon increase in aviation fuel prices would result in a $15 million increase in annual expense based on our 2012 forecasted mainline and Express fuel consumption.
Since the third quarter of 2008, we have not entered into any new transactions to hedge our fuel consumption, and we have not had any fuel hedging contracts outstanding since the third quarter of 2009.
The following table shows annual aircraft fuel consumption and costs for our mainline operations for 2009 through 2011 (gallons and aircraft fuel expense in millions):

		Average Price	Aircraft Fuel	Percentage of Total
Year	Gallons	per Gallon (1)	Expense (1)	Operating Expenses
2011	1,095	$3.11	$3,400	35.8%
2010	1,073	2.24	2,403	28.6%
2009	1,069	1.74	1,863	23.8%

(1)
Includes fuel taxes and excludes the impact of fuel hedges. The impact of fuel hedges for 2009 is described in Part II, Item 7 under “US Airways Group’s Results of Operations” and “US Airways’ Results of Operations.”

In addition, we incur fuel expenses related to our Express operations. Total fuel expenses for US Airways Group’s wholly owned regional airlines and affiliate regional airlines operating under capacity purchase agreements as US Airways Express for the years ended December 31, 2011, 2010 and 2009 were $1.06 billion, $769 million and $609 million, respectively.
Fuel prices have fluctuated substantially over the past several years. We cannot predict the future availability, price volatility or cost of aircraft fuel. Natural disasters, political disruptions or wars involving oil-producing countries, changes in fuel-related governmental policy, the strength of the U.S. dollar against foreign currencies, speculation in the energy futures markets, changes in aircraft fuel production capacity, environmental concerns and other unpredictable events may result in fuel supply shortages, additional fuel price volatility and cost increases in the future. See Part I, Item 1A, Risk Factors — “Our business is dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices and significant disruptions in the supply of aircraft fuel could have a significant negative impact on our operating results and liquidity.”
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
Since September 11, 2001, we and other airlines have been unable to obtain coverage for liability to persons other than employees and passengers for claims resulting from acts of terrorism, war or similar events, which is called war risk coverage, at reasonable rates from the commercial insurance market. US Airways, therefore, purchased its war risk coverage through a special program administered by the FAA, as have most other U.S. airlines. The Emergency Wartime Supplemental Appropriations Act extended this insurance protection until August 2005. The program was subsequently extended, with the same conditions and premiums, until September 30, 2012. If the federal insurance program terminates, we would likely face a material increase in the cost of war risk coverage, and because of competitive pressures in the industry, our ability to pass this additional cost to passengers may be limited.

Customer Service
We are committed to consistently delivering safe, reliable and convenient service to our customers in every aspect of our operation. During 2011, we continued to work to enhance our customers’ experience as we replaced 12 Boeing 737 aircraft with 12 more modern and fuel-efficient new Airbus A321 aircraft, which feature Gogo Inflight Internet and more First Class seats. Additionally, we completed the installation of a dedicated First Class cabin on 110 US Airways Express regional jets, enabling us to offer more seamless same-class service, and also began the installation of the Envoy Suite, the airline’s fully lie-flat business-class seats with an on-demand in-flight entertainment system, on our fleet of wide-body Airbus A330-300 aircraft.
Our 2011 operating performance was affected by a pilot job action campaign in the form of increased taxi times and maintenance write ups, adverse weather conditions including Hurricane Irene and runway construction at our largest hub in Charlotte. Combined, these factors drove significant deterioration in key operating metrics as compared to the prior year. In July 2011, we filed a lawsuit in federal district court in Charlotte seeking an injunction against USAPA, the labor union that represents our pilots. On September 28, 2011, the U.S. District Court in Charlotte granted a preliminary injunction, which was subsequently converted to a permanent injunction, prohibiting USAPA from interfering with airline operations by conducting an illegal work slowdown. Additionally, the Charlotte runway construction was completed in October.
Despite these challenges, we achieved six first place baggage handling rankings in 2011 and one first place on-time performance ranking among the big hub-and-spoke carriers. In addition, in April 2011, we received a first place ranking among the big hub-and-spoke carriers in the annual Airline Quality Report (“AQR”). The AQR is published by teams of researchers at Wichita State University in Kansas and Purdue University in Indiana. US Airways improved its ranking among the DOT reporting carriers for the fifth consecutive year, and received a 6th place overall ranking, which was up from 8th place a year ago.
We finished the year with outstanding operational performance, including our best December and fourth quarter on-time, completion factor and baggage handling performance. As reported to the DOT, our December and fourth quarter on-time performance was 87.8 percent and 86.9 percent, respectively, our completion factor was 99.5 percent and 99.4 percent, respectively, and our ratio of mishandled baggage was 2.42 and 2.31, respectively. Our efforts and resources are focused on maintaining our performance at these levels.
We reported the following operating statistics to the DOT for mainline operations for the years ended December 31, 2011 and 2010:

			Better
	2011	2010	(Worse)
On-time performance (a)	79.8	83.0	(3.2	) pts
Completion factor (b)	98.4	98.5	(0.1	) pts
Mishandled baggage (c)	2.70	2.56	(5.5)%
Customer complaints (d)	1.91	1.54	(24.7)%

(a)	Percentage of reported flight operations arriving on time as defined by the DOT.

(b)	Percentage of scheduled flight operations completed.

(c)	Rate of mishandled baggage reports per 1,000 passengers.

(d)	Rate of customer complaints filed with the DOT per 100,000 passengers.

Frequent Traveler Program
All major airlines offer frequent flyer programs to encourage travel on their respective airlines and customer loyalty. Our Dividend Miles frequent flyer program allows participants to earn mileage credits for each paid flight segment on US Airways, Star Alliance carriers and certain other airlines that participate in the program. Participants flying in first class or Envoy class may receive additional mileage credits. Participants can also receive mileage credits through special promotions that we periodically offer and may also earn mileage credits by utilizing certain credit cards and purchasing services from non-airline partners such as hotels and rental car agencies. We sell mileage credits to credit card companies, hotels, car rental agencies and others that participate in the Dividend Miles program. Mileage credits can be redeemed for travel awards on US Airways, Star Alliance carriers or other participating airlines.
We and the other participating airline partners limit the number of seats per flight that are available for redemption by award recipients by using various inventory management techniques. Award travel is generally not permitted on blackout dates, which correspond to certain holiday periods or peak travel dates. We charge various fees for issuing awards dependent upon destination and booking method and for issuing awards within 21 days of the travel date. We reserve the right to terminate Dividend Miles or portions of the program at any time. Program rules, partners, special offers, blackout dates, awards and requisite mileage levels for awards are subject to change.
Ticket Distribution
Passengers can book tickets for travel on US Airways through several distribution channels including our direct website (www.usairways.com), our reservations centers and third party distribution channels, including those provided by or through global distribution systems (e.g., Amadeus, Sabre and Travelport), conventional travel agents and online travel agents (e.g., Expedia, Orbitz and Travelocity). In 2011, internal channels of distribution accounted for 34% of our ticketed passenger segments. Internet sites accounted for 62% of our ticketed passenger segments, of which 30% originated from our website, while 32% originated from online travel agent sites. To remain competitive, we will need to manage successfully our distribution costs and rights, increase our distribution flexibility and improve the functionality of third party distribution channels, while maintaining an industry-competitive cost structure. For more discussion, see Part 1, Item 1A, Risk Factors — “We rely on third party distribution channels and must manage effectively the costs, rights and functionality of these channels.”
Seasonality
Our results are seasonal. Due to the greater demand for air and leisure travel during the summer months, revenues in the airline industry in the second and third quarters of the year tend to be greater than revenues in the first and fourth quarters of the year.

Item 1A.	Risk Factors
Below are certain risk factors that may affect our business, results of operations or financial condition, or the trading price of our common stock or other securities. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risks and uncertainties emerge from time to time. Management cannot predict such new risks and uncertainties, nor can it assess the extent to which any of the risk factors below or any such new risks and uncertainties, or any combination thereof, may impact our business.
Risk Factors Relating to the Company and Industry-Related Risks
US Airways Group could experience significant operating losses in the future.
For a number of reasons, including those addressed in these risk factors, US Airways Group might fail to achieve profitability and might experience significant losses. In particular, the condition of the economy and the high volatility of fuel prices have had and continue to have an impact on our operating results, and increase the risk that we will experience losses.
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
Our operating results are materially impacted by changes in the availability, price volatility and cost of aircraft fuel, which represents one of the largest single cost items in our business. Fuel prices have fluctuated substantially over the past several years with jet fuel spot prices ranging from a low of approximately $1.87 per gallon to a high of approximately $3.38 per gallon during the period from January 1, 2010 to December 31, 2011.
Because of the amount of fuel needed to operate our airline, even a relatively small increase in the price of fuel can have a material adverse aggregate effect on our costs and liquidity. Due to the competitive nature of the airline industry and unpredictability of the market, we can offer no assurance that we may be able to increase our fares, impose fuel surcharges or otherwise increase revenues sufficiently to offset fuel price increases.
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
Historically, we have from time to time entered into hedging arrangements designed to protect against rising fuel costs. Since the third quarter of 2008, we have not entered into any new transactions to hedge our fuel consumption, and we have not had any fuel hedging contracts outstanding since the third quarter of 2009. Our ability to hedge in the future may be limited, particularly if our financial condition provides insufficient liquidity to meet counterparty collateral requirements. Our future fuel hedging arrangements, if any, may not completely protect us against price increases and may be limited in both volume of fuel and duration. Also, a rapid decline in the price of fuel at a time when we have fuel hedging contracts in place could adversely impact our short-term liquidity, because hedge counterparties could require that we post collateral in the form of cash or letters of credit when the projected future market price of fuel drops below the strike price. See also the discussion in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

Increased costs of financing, a reduction in the availability of financing and fluctuations in interest rates could adversely affect our liquidity, operating expenses and results.
Concerns about the systemic impact of inflation, the availability and cost of credit, energy costs and geopolitical issues, combined with continued changes in business activity levels and consumer confidence, increased unemployment and volatile oil prices, have contributed to unprecedented levels of volatility in the capital markets. As a result of these market conditions, the cost and availability of credit have been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. These changes in the domestic and global financial markets may increase our costs of financing and adversely affect our ability to obtain financing needed for the acquisition of aircraft that we have contractual commitments to purchase and for other types of financings we may seek in order to refinance debt maturities, raise capital or fund other types of obligations. Any downgrades to our credit rating may likewise increase the cost and reduce the availability of financing.
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
Any failure to comply with the liquidity covenants contained in our financing arrangements would likely have a material adverse effect on our business, results of operations or financial condition.
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
We have agreements with companies that process customer credit card transactions for the sale of air travel and other services. These agreements allow these processing companies, under certain conditions, to hold an amount of our cash (referred to as a “holdback”) equal to some or all of the advance ticket sales that have been processed by that company, but for which we have not yet provided the air transportation. We are currently subject to certain holdback requirements. These holdback requirements can be modified at the discretion of the processing companies upon the occurrence of specific events, including material adverse changes in our financial condition. An increase in the current holdback balances to higher percentages up to and including 100% of relevant advanced ticket sales could materially reduce our liquidity. Likewise, other of our commercial agreements contain provisions that allow other entities to impose less favorable terms, including the acceleration of amounts due, in the event of material adverse changes in our financial condition.
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
We are currently in negotiations with the unions representing our pilots, our fleet service employees, our passenger service employees, our mechanic, stock clerk and related employees, our maintenance training instructors, our flight crew training instructors and our flight simulator engineers, all of which are being overseen by the NMB, and we have reached a tentative agreement with the union representing our flight attendants which has not yet been ratified by the union membership. Our Express subsidiaries, Piedmont and PSA, are currently in negotiations with the unions representing their pilots, their flight attendants and their passenger service employees, which negotiations are being overseen by the NMB. As a result, these unions presently may not lawfully engage in concerted refusals to work, such as strikes, slow-downs, sick-outs or other similar activity, against us. Nonetheless, after more than six years of negotiations without a full resolution to the bargaining issues that arose from the merger, there is a risk that disgruntled employees, either with or without union involvement, could engage in one or more concerted refusals to work that could individually or collectively harm the operation of our airline and impair our financial performance. For example, the U.S. District Court in Charlotte on September 28, 2011 granted a preliminary injunction, which was subsequently converted to a permanent injunction, enjoining the labor union representing our pilots from engaging in an illegal work slowdown.

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
We operate principally through hubs in Charlotte, Philadelphia and Phoenix, and our focus city, Washington, D.C. Substantially all of our flights either originate in or fly into one of these locations. A significant interruption or disruption in service at one of our hubs or at Washington, D.C. resulting from air traffic control delays, weather conditions, natural disasters, growth constraints, relations with third-party service providers, failure of computer systems, facility disruptions, labor relations, fuel supplies, terrorist activities or otherwise could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a severe impact on our business, operations and financial performance.
Regulatory changes affecting the allocation of slots could have a material adverse impact on our operations.
Operations at four major domestic airports, certain smaller domestic airports and certain foreign airports served by us are regulated by governmental entities through the use of “slots” or similar regulatory mechanisms which limit the rights of carriers to conduct operations at those airports. Each slot represents the authorization to land at or take off from the particular airport during a specified time period and may have other operational restrictions as well. In the United States, the FAA currently regulates the allocation of slot or slot exemptions at Reagan National serving Washington, D.C., and three New York City airports — Newark, JFK and LaGuardia. Our operations at these airports generally require the allocation of slots or similar regulatory authority. Similarly, our operations at international airports in Frankfurt, London, Paris and other airports outside the United States are regulated by local slot authorities pursuant to the International Air Transport Association’s Worldwide Scheduling Guidelines and applicable local law.
We currently have sufficient slots or similar authority to operate our existing flight schedule and have generally been able to acquire the necessary rights to expand flights and to change our schedules, although some airports are more challenging than others in terms of the cost and availability of additional authority necessary to expand operations. There is no assurance, however, that we will be able to do so in the future because, among other reasons, such allocations are subject to changes in government policy. The FAA is planning a new rulemaking later this year to update the current rules governing the New York City airports. As the new proposal has not been released yet, we cannot state that the new proposed rules, if finalized, would not have a material impact on our operations.
If we incur problems with any of our third-party regional operators or third-party service providers, our operations could be adversely affected by a resulting decline in revenue or negative public perception about our services.
A significant portion of our regional operations are conducted by third-party operators on our behalf, primarily under capacity purchase agreements. Due to our reliance on third parties to provide these essential services, we are subject to the risks of disruptions to their operations, which may result from many of the same risk factors disclosed in this report, such as the impact of adverse economic conditions, and other risk factors, such as a bankruptcy restructuring of any of the regional operators. We may also experience disruption to our regional operations if we terminate the capacity purchase agreement with one or more of our current operators and transition the services to another provider. As our regional segment provides revenues to us directly and indirectly (by providing flow traffic to our hubs), any significant disruption to our regional operations would have a material adverse effect on our business, operations and financial performance.
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
Further, on April 21, 2011, we filed an antitrust lawsuit against Sabre in Federal District Court for the Southern District of New York. The lawsuit, as amended to date, alleges, among other things, that Sabre has engaged in anticompetitive practices to preserve its monopoly power by restricting our ability to distribute our products to our customers. The lawsuit also alleges that these actions have prevented us from employing new competing technologies and has allowed Sabre to continue to charge us supracompetitive fees. The lawsuit seeks both injunctive relief and money damages. Sabre filed a motion to dismiss the case, which the court denied in part and granted in part in September 2011 allowing two of the four counts in the complaint to proceed. We intend to pursue these claims vigorously, but there can be no assurance of the outcome of this litigation.
Changes in government regulation could increase our operating costs and otherwise harm our business.
Airlines are subject to extensive regulatory requirements. In the last several years, Congress has passed laws, and the DOT, the FAA, the TSA and the Department of Homeland Security have issued a number of directives and other regulations. These requirements impose substantial costs on airlines.
The FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures or operational restrictions. Some FAA requirements cover, among other things, retirement and maintenance of older aircraft, security measures, collision avoidance systems, airborne windshear avoidance systems, noise abatement, other environmental concerns, fuel tank inerting, crew scheduling, aircraft operation and safety and increased inspections and maintenance procedures to be conducted on older aircraft. Our failure to timely comply with these requirements has in the past and could in the future result in fines and other enforcement actions by the FAA or other regulators. Additionally, the FAA recently finalized rules on pilot flight and duty times, which could increase our costs and reduce staffing flexibility.
Our airline subsidiaries are obligated to collect a federal excise tax, commonly referred to as the “ticket tax,” on domestic and international air transportation. Our airline subsidiaries collect the ticket tax, along with certain other U.S. and foreign taxes and user fees on air transportation, and pass along the collected amounts to the appropriate governmental agencies. Although these taxes are not our operating expenses, they represent an additional cost to our customers. There are a number of efforts in Congress and in other countries to raise different portions of the various taxes imposed on airlines and their passengers.
Most major U.S. airports impose a passenger facility charge (“PFC”). The ability of airlines to contest increases in this charge is restricted by federal legislation, DOT regulations and judicial decisions. With certain exceptions, air carriers pass these charges on to passengers. However, our ability to pass through PFCs to our customers is subject to various factors, including market conditions and competitive factors. The current cap on the PFC is $4.50 per passenger, although there are efforts to raise the cap to a higher level before Congress.

DOT consumer rules, that took effect on April 29, 2010, require new procedures for customer handling during long onboard delays, as well as additional reporting requirements for airlines that have increased the cost of airline operations and reduced revenues. The DOT has been aggressively investigating alleged violations of the new rules. In addition, the DOT finalized a second set of rules that further regulate airline interactions with passengers through the reservations process, at the airport and on board the aircraft. US Airways is in compliance with these rules which took effect in August 2011 and others which took effect in January 2012. These rules require airlines to display all fares in an “all in” basis with the price of the air travel and all taxes and government imposed fees rolled into the displayed fare. Enhanced disclosure of ancillary fees such as baggage fees is also required. Other rules apply to post-ticket purchase price increases and an expansion of tarmac delay regulations to international carriers.
We anticipate a third set of consumer rules to be issued by the DOT in 2012. We continue to see other efforts by the DOT to further regulate airlines through increased data reporting requirements, expansion of the Air Carrier Access Act, and greater oversight of the ways that airlines describe and sell air transportation and other products and services. Each additional regulation or other form of regulatory oversight increases costs and adds greater complexity to our operation. We cannot assure you that compliance with these new rules, anticipated rules or other forms of regulatory oversight will not have a material adverse effect on our business.
On February 6, 2012, Congress passed the FAA Reauthorization legislation, formally titled as “FAA Modernization and Reform Act of 2012” (H.R.658). From the perspective of the airline industry, highlights include:
•	No increase in airline ticket or fuel taxes;
•	No increase in PFCs;
•	No taxation of ancillary fees and revenue;
•
Authorizes eight additional daily flights beyond the 1,250 mile perimeter restricting flights to and from Reagan Washington National Airport. Four flights are allocated to new entrant and limited incumbents, and four are set aside for incumbent carriers serving DCA as of the date of enactment (that is, one for each of American, Delta, United and US Airways);

•
Dedicated title of the legislation is intended to help accelerate implementation of the NextGeneration air traffic control system. Among the provisions included are mandated performance metrics, as well as a requirement that modernization projects at 35 major airports are to receive streamlined environmental review; and

•	Sunsets costly and redundant line checks for pilots over 60.
In addition, the TSA mandates the federalization of certain airport security procedures and imposes additional security requirements on airports and airlines, most of which are funded by a per ticket tax on passengers and a tax on airlines. The federal government has on several occasions proposed a significant increase in the per ticket tax, including most recently in the Administration’s proposed fiscal year 2013 budget. The proposed ticket tax increase, if implemented, could negatively impact our financial results.
Finally, the ability of U.S. carriers to operate international routes is subject to change because the applicable arrangements between the U.S. and foreign governments may be amended from time to time, or because appropriate slots or facilities may not be available. We cannot assure you that laws or regulations enacted in the future will not adversely affect our operating costs. In addition, increased environmental regulation, particularly in the EU, may increase costs or restrict our operations. The EU’s Emissions Trading Scheme is scheduled to take full effect in 2012. This scheme, which is subject to a legal challenge in the European Court of Justice, has the ability to appreciably raise costs associated with flights to EU countries as airlines will have to purchase emissions credits on the open market to cover some percentage of a carrier’s European operations. US Airways has met all the regulatory milestones associated with the program to date. While we are complying with the regulations under protest, we have also been supportive of the efforts of the U.S. government and other countries to delay the implementation and financial effects of the new regulations.
Whether US Airways is ever required to purchase and redeem emissions credits under the EU scheme is still unknown. However, it is increasingly likely that in the future we will be subject to some form of regulation governing aircraft emissions. How such regulations are implemented or what the impact on us will be is unknown at this time.

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
Our competitors include other major domestic airlines as well as foreign, regional and new entrant airlines, many of which have more financial resources or lower cost structures than ours, and other forms of transportation, including rail and private automobiles. In many of our markets we compete with at least one low cost air carrier. Our revenues are sensitive to the actions of other carriers in many areas including pricing, scheduling, capacity and promotions, which can have a substantial adverse impact not only on our revenues, but on overall industry revenues. These factors may become even more significant in periods when the industry experiences large losses, as airlines under financial stress, or in bankruptcy, may institute pricing structures intended to achieve near-term survival rather than long-term viability. In addition, because a significant portion of our traffic is short-haul travel, we are more susceptible than other major airlines to competition from surface transportation such as automobiles and trains.
Low cost carriers have a profound impact on industry revenues. Using the advantage of low unit costs, these carriers offer lower fares in order to shift demand from larger, more-established airlines. Some low cost carriers, which have cost structures lower than ours, have better financial performance and significant numbers of aircraft on order for delivery in the next few years. These low-cost carriers are expected to continue to increase their market share through growth and, potentially, further consolidation, and could continue to have an impact on our overall performance.
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
Acts of terrorism or fear of such attacks, including elevated national threat warnings, wars or other military conflicts may depress air travel, particularly on international routes, and cause declines in revenues and increases in costs. The attacks of September 11, 2001 and continuing terrorist threats and attempted attacks materially impacted and continue to impact air travel. Increased security procedures introduced at airports since the attacks and other such measures as may be introduced in the future generate higher operating costs for airlines. The Aviation and Transportation Security Act mandated improved flight deck security, deployment of federal air marshals on board flights, improved airport perimeter access security, airline crew security training, enhanced security screening of passengers, baggage, cargo, mail, employees and vendors, enhanced training and qualifications of security screening personnel, additional provision of passenger data to U.S. Customs and enhanced background checks. A concurrent increase in airport security charges and procedures, such as restrictions on carry-on baggage, has also had and may continue to have a disproportionate impact on short-haul travel, which constitutes a significant portion of our flying and revenue.
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
The U.S. Environmental Protection Agency (“EPA”) has proposed effluent limitation guidelines for airport deicing fluid. This proposed technology-based rule would require the mitigation of spent deicing fluid (glycol) discharges through collection and treatment. Airports meeting threshold requirements would have to construct or reconfigure deicing facilities to capture and treat the fluid. Additionally, the EPA has proposed changes to underground storage tank regulations that could affect certain airport fuel hydrant systems. Airport systems that fall within threshold requirements would need to be modified to meet regulations. Neither rule has been finalized, and cost estimates have not been defined, but US Airways along with other airlines would share a portion of these costs at applicable airports. In addition to the proposed EPA regulations, several U.S. airport authorities are actively engaged in efforts to limit discharges of deicing fluid to local groundwater, often by requiring airlines to participate in the building or reconfiguring of airport deicing facilities. Such efforts are likely to impose additional costs and restrictions on airlines using those airports. We do not believe, however, that such environmental developments will have a material impact on our capital expenditures or otherwise adversely affect our operations, operating costs or competitive position.
We are also subject to other environmental laws and regulations, including those that require us to remediate soil or groundwater to meet certain objectives. Under federal law, generators of waste materials, and owners or operators of facilities, can be subject to liability for investigation and remediation costs at locations that have been identified as requiring response actions. Liability under these laws is often strict, joint and several, meaning that we could be liable for the costs of cleaning up environmental contamination regardless of fault or the amount of wastes directly attributable to us. We have liability for such costs at various sites, although the future costs associated with the remediation efforts are currently not expected to have a material adverse effect on our business.
We have various leases and agreements with respect to real property, tanks and pipelines with airports and other operators. Under these leases and agreements, we have agreed to indemnify the lessor or operator against environmental liabilities associated with the real property or operations described under the agreement, even if we are not the party responsible for the initial event that caused the environmental damage. We also participate in leases with other airlines in fuel consortiums and fuel committees at airports, where such indemnities are generally joint and several among the participating airlines.

There is increasing global regulatory focus on climate change and greenhouse gas emissions. For example, the European Union (“EU”) has established the European Union Emissions Trading Scheme (“ETS”), the mechanism by which emissions of CO2 are currently regulated in the EU. Beginning in 2012, the ETS will require airlines to have emission allowances equal to the amount of carbon dioxide emissions from flights to and from the EU member states. Compliance with the EU ETS could significantly increase our operating costs. The potential impact of ETS on costs will ultimately depend on a number of factors, including baseline emissions, the price of emission allowances, and the number of future flights subject to ETS, and these costs have not been completely defined. In the U.S., there is an increasing trend toward regulating greenhouse gas emissions directly under the Clean Air Act, and while EPA’s recent regulatory activity in this area has focused on industries other than aviation, it is possible that future EPA regulations or new legislation could impact airlines. Several states are also considering initiatives to regulate emissions of greenhouse gases, primarily through the planned development of greenhouse gas emissions inventories and/or regional greenhouse gas cap and trade programs. These regulatory efforts, both internationally and in the U.S. at the federal and state levels, are still developing and we cannot yet determine what the final regulatory programs will be in the U.S., the EU or in other areas in which we do business. However, such climate change-related regulatory activity in the future may adversely affect our business and financial results by requiring us to reduce our emissions, purchase allowances or otherwise pay for our emissions. Such activity may also impact us indirectly by increasing our operating costs, including fuel costs.
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
We rely heavily on technology and automated systems to operate our business, and any failure of these technologies or systems could harm our business, financial condition or results of operations.
We are highly dependent on technology and automated systems to operate and achieve low operating costs. These technologies and systems include our computerized airline reservation system, flight operations system, financial planning, management and accounting systems, telecommunications systems, website, maintenance systems and check-in kiosks. In order for our operations to work efficiently, our website and reservation system must be able to accommodate a high volume of traffic, maintain secure information and deliver flight information. Substantially all of our tickets are issued to passengers as electronic tickets. We depend on our reservation system, which is hosted and maintained under a long-term contract by a third-party service provider, to be able to issue, track and accept these electronic tickets. If our automated systems are not functioning or if our third-party service providers were to fail to adequately provide technical support, system maintenance or timely software upgrades for any one of our key existing systems, we could experience service disruptions or delays, which could harm our business and result in the loss of important data, increase our expenses and decrease our revenues. In the event that one or more of our primary technology or systems vendors goes into bankruptcy, ceases operations or fails to perform as promised, replacement services may not be readily available on a timely basis, at competitive rates or at all, and any transition time to a new system may be significant. Our automated systems cannot be completely protected against other events that are beyond our control, including natural disasters, computer viruses or telecommunications failures. Substantial or sustained system failures could cause service delays or failures and result in our customers purchasing tickets from other airlines. We cannot assure you that our security measures, change control procedures or disaster recovery plans are adequate to prevent disruptions or delays. Disruption in or changes to these systems could result in a disruption to our business and the loss of important data. Any of the foregoing could result in a material adverse effect on our business, results of operations or financial condition.
Ongoing data security compliance requirements could increase our costs, and any significant data breach could harm our business, financial condition or results of operations.
Our business requires the appropriate and secure utilization of customer and other sensitive information. We cannot be certain that advances in criminal capabilities (including cyber attacks or cyber intrusions over the Internet, malware, computer viruses and the like), discovery of new vulnerabilities or attempts to exploit existing vulnerabilities in our systems, other data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology protecting the networks that access and store sensitive information. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Furthermore, there has been heightened legislative and regulatory focus on data security in the U.S. and abroad (particularly in the EU), including requirements for varying levels of customer notification in the event of a data breach.

In addition, many of our commercial partners, including credit card companies, have imposed data security standards that we must meet. In particular, we are required by the Payment Card Industry Security Standards Council, founded by the credit card companies, to comply with their highest level of data security standards. While we continue our efforts to meet these standards, new and revised standards may be imposed that may be difficult for us to meet and could increase our costs.
Failure to comply with the Payment Card Industry Standards discussed above or other privacy and data use and security requirements of our partners or related laws, rules and regulations to which we are subject may expose us to claims for contract breach, fines, sanctions or other penalties, which could materially and adversely affect our results of operations and overall business. In addition, failure to address appropriately these issues could also give rise to additional legal risks, which, in turn, could increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur further related costs and expenses.
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
We are dependent on a limited number of suppliers for aircraft, aircraft engines and parts.
We are dependent on a limited number of suppliers for aircraft, aircraft engines and many aircraft and engine parts. As a result, we are vulnerable to any problems associated with the supply of those aircraft, parts and engines, including design defects, mechanical problems, contractual performance by the suppliers, or adverse perception by the public that would result in customer avoidance or in actions by the FAA resulting in an inability to operate our aircraft.
Our inability to operate profitably out of Philadelphia International Airport, which is one of our hubs, could harm our business, financial condition and results of operations.
Markets served from Philadelphia International Airport (“PHL”), which is one of our hubs and our international gateway, are important to our operations. In fiscal 2011, more than a third of our daily ASMs and more than half of our international ASMs were flown through PHL. PHL plans to embark on a multi-billion dollar runway and terminal expansion project called the Capacity Enhancement Program that will, if undertaken as planned, result in huge cost increases for airlines serving PHL, including US Airways. The project has been approved by the FAA, and expenditures have already begun. We cannot guarantee that the fees and other costs related to operating out of PHL will not increase should this or other significant expansion projects be implemented by the airport authority. In addition, if we are unable to operate profitably from PHL, we may need to significantly reduce our business at Philadelphia or move that business to another of our hubs, either of which actions could be costly. Our business, financial condition and results of operations could be harmed by an increase in airport rates and fees charged by PHL in connection with and following the airport expansion.

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
Flight Equipment
At December 31, 2011, we operated a mainline fleet of 340 aircraft, up one aircraft from a total of 339 mainline aircraft at December 31, 2010. During 2011, we took delivery of 12 A321 aircraft and added one Boeing 757. During 2011, we removed 12 leased Boeing 737-300 aircraft from our mainline operating fleet. We are also supported by our regional airline subsidiaries and affiliates operating as US Airways Express under capacity purchase agreements, which operated 233 regional jets and 50 turboprops at December 31, 2011. Our prorate carriers operated seven turboprops and seven regional jets at December 31, 2011.
US Airways has definitive purchase agreements with Airbus for the acquisition of 134 aircraft, including 97 single-aisle A320 family aircraft and 37 widebody aircraft (comprised of 22 A350 XWB aircraft and 15 A330-200 aircraft). Since 2008, when deliveries commenced under the purchase agreements, we have taken delivery of 46 aircraft through December 31, 2011, which includes four A320 aircraft, 35 A321 aircraft and seven A330-200 aircraft.
US Airways plans to take delivery of 12 A321 aircraft in 2012, with the remaining 46 A320 family aircraft scheduled to be delivered between 2013 and 2015. In addition, US Airways plans to take delivery of the eight remaining A330-200 aircraft in 2013 and 2014. Deliveries of the 22 A350 XWB aircraft are scheduled to begin in 2017 and extend through 2019. US Airways has financing commitments for all Airbus aircraft scheduled for delivery in 2012.
As of December 31, 2011, our mainline operating fleet consisted of the following aircraft:

	Average Seat	Owned/			Average
Aircraft Type	Capacity	Mortgaged(1)	Leased(2)	Total	Age (years)
A330-300	293	4	5	9	11.3
A330-200	258	4	3	7	2.2
A321	183	46	17	63	5.7
A320	150	11	61	72	12.9
A319	124	3	90	93	11.2
B767-200ER	204	—	10	10	22.4
B757-200	181	4	20	24	18.5
B737-400	144	—	40	40	21.8
B737-300	126	—	7	7	23.0
ERJ 190	99	15	—	15	4.3

Total	155	87	253	340	12.4

(1)	All owned aircraft are pledged as collateral for various secured financing agreements.

(2)	The terms of the leases expire between 2012 and 2024.
As of December 31, 2011, our wholly owned regional airline subsidiaries operated the following regional jet and turboprop aircraft:

	Average Seat				Average
Aircraft Type	Capacity	Owned	Leased(1)	Total	Age (years)
CRJ-700	70	7	7	14	7.3
CRJ-200	50	12	23	35	7.8
De Havilland Dash 8-300	50	—	11	11	20.3
De Havilland Dash 8-100	37	33	—	33	22.4

Total	48	52	41	93	14.4

(1)	The terms of the leases expire between 2013 and 2022.
We maintain inventories of spare engines, spare parts, accessories and other maintenance supplies sufficient to support our operating requirements.

The following table illustrates our committed orders and scheduled lease expirations at December 31, 2011:

	2012	2013	2014	2015	2016	Thereafter
Firm orders remaining	12	21	21	12	—	22
Scheduled mainline lease expirations	21	40	27	22	5	138
Scheduled wholly owned Express subsidiaries lease expirations	—	3	3	5	—	30
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
In 2010, the airlines and the City of Philadelphia approved a project to make certain improvements to the Terminal F facilities at the Philadelphia International Airport, which will be funded with proceeds from the issuance of General Airport Revenue Bonds issued by the City of Philadelphia. We have agreed to manage this project, which commenced during 2011 and is expected to cost approximately $120 million.

Item 3.	Legal Proceedings
We are party to an arbitration proceeding relating to a grievance brought by our pilots union to the effect that, retroactive to January 1, 2010, this work group was entitled to a significant increase in wages by operation of the applicable collective bargaining agreement. The arbitrator has issued a decision in our favor, and the union has requested an additional conference with the arbitrator regarding the decision which is scheduled for March 6, 2012. We believe that the union’s position is without merit and that the possibility of an adverse outcome is remote.
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

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for US Airways Group’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Exchange Listing
Our common stock trades on the NYSE under the symbol “LCC.” As of February 17, 2012, the closing price of our common stock on the NYSE was $8.90. As of February 17, 2012, there were 1,656 holders of record of our common stock.
Market Prices of Common Stock
The following table sets forth, for the periods indicated, the high and low sale prices of our common stock on the NYSE:

Year Ended
December 31	Period	High	Low
2011	Fourth Quarter	$6.48	$3.96
	Third Quarter	9.15	4.68
	Second Quarter	10.35	7.76
	First Quarter	11.56	7.71

2010	Fourth Quarter	$12.26	$8.94
	Third Quarter	11.40	8.02
	Second Quarter	10.87	5.70
	First Quarter	8.17	4.47
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
The following stock performance graph compares our cumulative total shareholder return on an annual basis on our common stock with the cumulative total return on the Standard and Poor’s 500 Stock Index and the AMEX Airline Index from December 31, 2006 through December 31, 2011. The comparison assumes $100 was invested on December 31, 2006 in US Airways Group common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
US Airways Group, Inc.	$100	$27	$14	$9	$19	$9
Amex Airline Index	100	59	42	58	81	56
S&P 500	100	104	64	79	89	89

Item 6.	Selected Financial Data
Selected Consolidated Financial Data of US Airways Group
The selected consolidated financial data presented below under the captions “Consolidated statements of operations data” and “Consolidated balance sheet data” for the years ended December 31, 2011, 2010 and 2009 and as of December 31, 2011 and 2010 are derived from US Airways Group’s audited consolidated financial statements included elsewhere in this report. The selected consolidated financial data for the years ended December 31, 2008 and 2007 and as of December 31, 2009, 2008 and 2007 are derived from US Airways Group’s audited consolidated financial statements not included in this report. The selected consolidated financial data should be read in conjunction with US Airways Group’s consolidated financial statements for the respective periods, the related notes and the related reports of KPMG LLP, an independent registered public accounting firm.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In millions, except share and per share data)
Consolidated statements of operations data:
Operating revenues	$13,055	$11,908	$10,458	$12,118	$11,700
Operating expenses	12,629	11,127	10,340	13,918	11,167

Operating income (loss)	426	781	118	(1,800)	533
Net income (loss)	71	502	(205)	(2,215)	423
Earnings (loss) per common share:
Basic	$0.44	$3.11	$(1.54)	$(22.11)	$4.62
Diluted	0.44	2.61	(1.54)	(22.11)	4.52

Shares used for computation (in thousands):
Basic	162,028	161,412	133,000	100,168	91,536
Diluted	163,743	201,131	133,000	100,168	95,603

Consolidated balance sheet data (at end of period):
Total assets	$8,335	$7,819	$7,454	$7,214	$8,040
Long-term obligations, less current maturities (a)	4,718	4,559	4,643	4,281	3,654
Total stockholders’ equity (deficit)	150	84	(355)	(494)	1,455

Consolidated statements of operations data excluding special items (b):
Operating income (loss) excluding special items	$452	$785	$(199)	$(606)	$528
Net income (loss) excluding special items	111	447	(499)	(808)	436
Earnings (loss) per common share excluding special items:
Basic	$0.69	$2.77	$(3.75)	$(8.06)	$4.75
Diluted	0.68	2.34	(3.75)	(8.06)	4.65

(a)	Includes debt, capital leases, postretirement benefits other than pensions and employee benefit liabilities and other.

(b)	See reconciliation of GAAP to non-GAAP financial measures below.

Reconciliation of GAAP to non-GAAP financial measures
We are providing disclosure of the reconciliation of reported non-GAAP financial measures to their comparable financial measures on a GAAP basis. We believe that the non-GAAP financial measures provide investors the ability to measure financial performance excluding special items, which is more indicative of our ongoing performance and is more comparable to measures reported by other major airlines.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In millions)
Operating income (loss) — GAAP	$426	$781	$118	$(1,800)	$533
Operating special items, net (a)	26	4	(317)	1,194	(5)

Operating income (loss) excluding special items	452	785	(199)	(606)	528

Net income (loss) — GAAP	71	502	(205)	(2,215)	423
Operating special items, net (a)	26	4	(317)	1,194	(5)
Nonoperating special items, net (b)	(7)	(59)	61	213	11
Income tax special items (c)	21	—	(38)	—	7

Net income (loss) excluding special items	$111	$447	$(499)	$(808)	$436

(a)	Includes the following operating special charges (credits):

The 2011 period included $21 million in legal costs incurred in connection with the Delta Slot transaction and auction rate securities arbitration, $3 million in severance costs and $2 million in Express other special charges.

The 2010 period included a $6 million non-cash charge related to the decline in value of certain spare parts, $5 million in aircraft costs related to capacity reductions and other net special charges of $10 million, which included a settlement and corporate transaction costs. These costs were offset in part by a $16 million refund of ASIF and a $1 million refund of ASIF for our Express subsidiaries previously paid to the TSA during the years 2005 to 2009.

The 2009 period included $375 million of net unrealized gains on fuel hedging instruments, offset in part by $22 million in aircraft costs as a result of capacity reductions, $16 million in non-cash impairment charges due to the decline in fair value of certain indefinite lived intangible assets associated with international routes, $11 million in severance and other charges, $6 million in costs incurred related to the 2009 liquidity improvement program and $3 million in non-cash charges related to the decline in value of certain Express spare parts.

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

The 2007 period included $187 million of net unrealized gains on fuel hedging instruments, $7 million in tax credits due to an IRS rule change allowing us to recover certain fuel usage tax amounts for years 2003-2006, $9 million of insurance settlement proceeds related to business interruption and property damages incurred as a result of Hurricane Katrina in 2005 and a $5 million Piedmont pilot pension curtailment gain related to the FAA-mandated pilot retirement age change. These credits were offset in part by $99 million of merger-related transition expenses, a $99 million charge for an increase to long-term disability obligations for US Airways’ pilots as a result of the FAA-mandated pilot retirement age change and $5 million in charges related to reduced flying from Pittsburgh.

(b)	Includes the following nonoperating special charges (credits):

The 2011 period included a $15 million credit in connection with an award received in an arbitration involving investments in auction rate securities, offset in part by $6 million in debt prepayment penalties and non-cash write offs of certain debt issuance costs as well as $2 million of losses related to investments in auction rate securities.

The 2010 period included $53 million of net realized gains related to the sale of certain investments in auction rate securities as well as an $11 million settlement gain, offset in part by $5 million in non-cash charges related to the write off of debt issuance costs.

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

The 2007 period included an $18 million write off of debt issuance costs in connection with the refinancing of the $1.25 billion senior secured credit facility with General Electric Capital Corporation in March 2007 and $10 million in other-than-temporary non-cash impairment charges for investments in auction rate securities, offset in part by a $17 million gain recognized on the sale of stock in ARINC Incorporated.

(c)	Includes the following income tax special charges (credits):

The 2011 period included a non-cash tax charge of $21 million in connection with the sale of our final investment in auction rate securities in July 2011. This charge recognizes in the statement of operations the tax provision that was recorded in other comprehensive income, a subset of stockholders’ equity, in the fourth quarter of 2009 as described below.

The 2009 period included a tax benefit of $38 million. Of this amount, $21 million was due to a non-cash income tax benefit related to gains recorded within other comprehensive income during 2009. In addition, we recorded a $14 million tax benefit related to a legislation change allowing us to carry back 100% of 2008 Alternative Minimum Tax liability (“AMT”) net operating losses, resulting in the recovery of AMT amounts paid in prior years. We also recognized a $3 million tax benefit related to the reversal of the deferred tax liability associated with the indefinite lived intangible assets that were impaired during 2009.

The 2007 period included a non-cash charge for income taxes of $7 million related to the utilization of NOLs acquired from US Airways. The valuation allowance associated with these acquired NOLs was recognized as a reduction of goodwill rather than a reduction in tax expense.

Selected Consolidated Financial Data of US Airways
The selected consolidated financial data presented below under the captions “Consolidated statements of operations data” and “Consolidated balance sheet data” for the years ended December 31, 2011, 2010 and 2009 and as of December 31, 2011 and 2010 are derived from US Airways’ audited consolidated financial statements included elsewhere in this report. The selected consolidated financial data for the years ended December 31, 2008 and 2007 and as of December 31, 2009, 2008 and 2007 are derived from US Airways’ audited consolidated financial statements not included in this report. The selected consolidated financial data should be read in conjunction with US Airways’ consolidated financial statements for the respective periods, the related notes and the related reports of KPMG LLP, an independent registered public accounting firm.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In millions)
Consolidated statements of operations data:
Operating revenues	$13,208	$12,055	$10,609	$12,244	$11,813
Operating expenses	12,774	11,274	10,487	14,017	11,289

Operating income (loss)	434	781	122	(1,773)	524
Net income (loss)	180	599	(140)	(2,148)	478

Consolidated balance sheet data (at end of period):
Total assets	$8,116	$7,565	$7,123	$6,954	$7,787
Long-term obligations, less current maturities (a)	3,248	3,130	3,266	2,867	2,013
Total stockholder’s equity (deficit)	962	780	255	(221)	1,850

(a)	Includes debt, capital leases, postretirement benefits other than pensions and employee benefit liabilities and other.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Background
US Airways Group is a holding company whose primary business activity is the operation of a major network air carrier through its wholly owned subsidiaries US Airways, Piedmont, PSA, MSC and AAL. Effective upon US Airways Group’s emergence from bankruptcy on September 27, 2005, US Airways Group merged with America West Holdings, with US Airways Group as the surviving corporation.
We operate the fifth largest airline in the United States as measured by domestic RPMs and ASMs. We have hubs in Charlotte, Philadelphia and Phoenix and a focus city in Washington, D.C. at Ronald Reagan Washington National Airport. We offer scheduled passenger service on more than 3,100 flights daily to more than 200 communities in the United States, Canada, Mexico, Europe, the Middle East, the Caribbean, and Central and South America. We also have an established East Coast route network, including the US Airways Shuttle service. We had approximately 53 million passengers boarding our mainline flights in 2011. As of December 31, 2011, we operated 340 mainline jets and are supported by our regional airline subsidiaries and affiliates operating as US Airways Express under capacity purchase agreements, which operated 233 regional jets and 50 turboprops. Our prorate carriers operated seven turboprops and seven regional jets at December 31, 2011.
2011 Year in Review
The U.S. Airline Industry
A strong pricing environment resulting from ongoing industry capacity discipline and robust consumer demand for air travel drove higher revenues and profitable 2011 operations for substantially all major U.S. airlines. These higher revenues allowed the airline industry to partially offset a very significant increase in fuel prices.
Airlines for America, the trade association for U.S. airlines formerly known as the Air Transport Association, reported that annual 2011 U.S. industry passenger revenues and yields increased 10.2% and 9.4%, respectively, as compared to 2010. With respect to the U.S. airline industry’s international versus domestic performance, international markets outperformed domestic markets in year-over-year improvements in passenger revenues and yields. Airlines for America reported that annual 2011 international passenger revenues and yields increased on a year-over-year basis by 11.8% and 10.1%, respectively, whereas domestic market passenger revenues and yields increased on a year-over-year basis by 9.4% and 9.2%, respectively. Latin American and Pacific markets led the stronger international performance whereas Atlantic market performance was weaker than domestic.
Fuel costs continued to be a significant uncertain variable for the industry. During 2011, jet fuel prices followed the price of Brent crude oil more closely than the price of West Texas Intermediate crude oil. The average daily spot price for Brent crude oil during 2011 was $111 per barrel. This compares to an average daily spot price of $80 per barrel for Brent crude oil during 2010. Brent crude oil prices were volatile in 2011, with daily spot prices fluctuating between a low of $94 per barrel in January 2011 to a high of $127 per barrel in May 2011, and a year-end close of $108 per barrel on December 31, 2011.
Significant uncertainty continues to exist regarding the economic conditions driving passenger demand and whether airlines will have the ability to maintain or increase fares at levels sufficient to absorb high fuel prices. See Part I, Item 1A, Risk Factors — “Downturns in economic conditions adversely affect our business” and “Our business is dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices and significant disruptions in the supply of aircraft fuel could have a significant negative impact on our operating results and liquidity.”

US Airways Group
The year ended December 31, 2011 marked our second consecutive year of profitability in an environment of uncertain economic conditions and high fuel costs. For the year ended December 31, 2011, we realized operating income of $426 million and net income of $71 million. Our 2011 profitability was driven by higher revenues resulting from a strong pricing environment, which substantially offset the increase in our fuel costs. This compares to operating income of $781 million and net income of $502 million in 2010. The year-over-year decline in profitability was principally due to higher fuel costs as well as higher maintenance costs for our Express fleet in 2011.
Additionally for the fourth quarter, a period in which passenger demand has been historically low, we reported our second consecutive fourth quarter of profitability. For the fourth quarter of 2011, we realized operating income of $108 million and net income of $18 million. This compares to operating income of $105 million and net income of $28 million in the fourth quarter of 2010.
Revenue
Mainline and Express passenger revenues increased $1.10 billion, or 10.5%, in 2011 as compared to 2010. The increase in passenger revenues was driven by a 7.8% increase in yield as compared to 2010. Our mainline and Express passenger revenue per available seat mile (“PRASM”) was 13.34 cents in 2011, a 9.4% increase as compared to 12.20 cents in 2010. Total revenue per available seat mile (“RASM”) was 15.06 cents in 2011 as compared to 13.88 cents in 2010, representing an 8.5% improvement. Total revenues include our ancillary revenue initiatives, which generated $537 million in revenues for 2011, an increase of $23 million over 2010.
Fuel
The average mainline and Express price per gallon of fuel was $3.11 in 2011 as compared to an average cost per gallon of $2.25 in 2010, an increase of 38.2%. Accordingly, our mainline and Express fuel expense was $4.46 billion in 2011, which was $1.28 billion, or 40.5%, higher than 2010 on a 1.0% increase in total system capacity.
Since the third quarter of 2008, we have not entered into any new transactions to hedge our fuel consumption, and we have not had any fuel hedging contracts outstanding since the third quarter of 2009.
Capacity
We maintained our capacity discipline in 2011. Total system capacity was up 1.0% versus 2010. For full year 2012, total system capacity is presently expected to be up approximately one percent versus 2011. Domestic capacity is presently expected to be up slightly and international up approximately three percent.
Cost Control
We remain committed to maintaining a low cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: the health of the economy and the price of fuel. Our mainline costs per available seat mile (“CASM”) excluding special items, fuel and profit sharing increased 0.05 cents, or 0.6%, from 8.30 cents in 2010 to 8.35 cents in 2011.

The following table details our mainline CASM for the years ended December 31, 2011 and 2010:

			Percent
	2011	2010	Increase (Decrease)
	(In cents)
Mainline CASM excluding special items, fuel and profit sharing:
Total mainline CASM	13.09	11.73	11.6
Special items, net	(0.03)	(0.01)	nm
Aircraft fuel and related taxes	(4.68)	(3.36)	39.5
Profit sharing	(0.02)	(0.07)	(74.4)

Total mainline CASM excluding special items, fuel and profit sharing (1)	8.35	8.30	0.6

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

Customer Service
We are committed to consistently delivering safe, reliable and convenient service to our customers in every aspect of our operation. During 2011, we continued to work to enhance our customers’ experience as we replaced 12 Boeing 737 aircraft with 12 more modern and fuel-efficient new Airbus A321 aircraft, which feature Gogo Inflight Internet and more First Class seats. Additionally, we completed the installation of a dedicated First Class cabin on 110 US Airways Express regional jets, enabling us to offer more seamless same-class service, and also began the installation of the Envoy Suite, the airline’s fully lie-flat business-class seats with an on-demand in-flight entertainment system, on our fleet of wide-body Airbus A330-300 aircraft.
Our 2011 operating performance was affected by a pilot job action campaign in the form of increased taxi times and maintenance write ups, adverse weather conditions including Hurricane Irene and runway construction at our largest hub in Charlotte. Combined, these factors drove significant deterioration in key operating metrics as compared to the prior year. In July 2011, we filed a lawsuit in federal district court in Charlotte seeking an injunction against USAPA, the labor union that represents our pilots. On September 28, 2011, the U.S. District Court in Charlotte granted a preliminary injunction, which was subsequently converted to a permanent injunction, prohibiting USAPA from interfering with airline operations by conducting an illegal work slowdown. Additionally, the Charlotte runway construction was completed in October.
Despite these challenges, we achieved six first place baggage handling rankings in 2011 and one first place on-time performance ranking among the big hub-and-spoke carriers. In addition, in April 2011, we received a first place ranking among the big hub-and-spoke carriers in the annual Airline Quality Report (“AQR”). The AQR is published by teams of researchers at Wichita State University in Kansas and Purdue University in Indiana. US Airways improved its ranking among the U.S. Department of Transportation (“DOT”) reporting carriers for the fifth consecutive year, and received a 6th place overall ranking, which was up from 8th place a year ago.
We finished the year with outstanding operational performance, including our best December and fourth quarter on-time, completion factor and baggage handling performance. As reported to the DOT, our December and fourth quarter on-time performance was 87.8 percent and 86.9 percent, respectively, our completion factor was 99.5 percent and 99.4 percent, respectively, and our ratio of mishandled baggage was 2.42 and 2.31, respectively. Our efforts and resources are focused on maintaining our performance at these levels.
We reported the following operating statistics to the DOT for mainline operations for the years ended December 31, 2011 and 2010:

			Better
	2011	2010	(Worse)
On-time performance (a)	79.8	83.0	(3.2	)pts
Completion factor (b)	98.4	98.5	(0.1	)pts
Mishandled baggage (c)	2.70	2.56	(5.5)%
Customer complaints (d)	1.91	1.54	(24.7)%

(a)	Percentage of reported flight operations arriving on time as defined by the DOT.

(b)	Percentage of scheduled flight operations completed.

(c)	Rate of mishandled baggage reports per 1,000 passengers.

(d)	Rate of customer complaints filed with the DOT per 100,000 passengers.
Liquidity Position
We maintained our liquidity position during 2011 despite extraordinarily high fuel costs. As of December 31, 2011, our total cash, cash equivalents, investments in marketable securities and restricted cash was $2.31 billion, of which $365 million was restricted which was up slightly from $2.28 billion, of which $364 million was restricted as of December 31, 2010.

	December 31,	December 31,
	2011	2010
	(In millions)
Cash and cash equivalents	$1,947	$1,859
Long-term restricted cash	365	364
Investments in marketable securities	—	57

Total cash, cash equivalents, investments in marketable securities and restricted cash	$2,312	$2,280

Long-term restricted cash primarily includes cash collateral to secure workers’ compensation claims and credit card processing holdback requirements for advance ticket sales for which US Airways has not yet provided air transportation.
As of December 31, 2010, our investments in marketable securities included $57 million of auction rate securities. During 2011 these investments were liquidated for proceeds of $52 million. See the notes to the consolidated financial statements included in Part II, Items 8A and 8B, respectively of this report for additional information on these transactions.
2012 Outlook
Looking forward it is difficult to predict the price of oil, the strength of the economy or the capacity actions of other airlines. Over the past few years we have taken significant actions to maintain capacity that is in line with demand, realign our network to focus on key markets, introduce new revenue streams, control costs and continue our commitment to exceptional operating reliability. We intend to continue to maintain our cost and capacity discipline in light of fuel prices, the state of the economy and general industry conditions.

US Airways Group’s Results of Operations
In 2011, we realized operating income of $426 million and income before income taxes of $90 million. We experienced higher revenues in 2011 due to the strong pricing environment resulting from ongoing industry capacity discipline and robust consumer demand for air travel, which substantially offset a significant increase in fuel costs. Our 2011 results were also impacted by recognition of $19 million in net special charges.
In 2010, we realized operating income of $781 million and income before income taxes of $502 million. We experienced growth in revenues in 2010 driven by higher yields as a result of the improved economy and industry capacity discipline. Our 2010 results were also impacted by recognition of $55 million in net special credits.
In 2009, we realized operating income of $118 million and a loss before income taxes of $243 million. We experienced significant declines in revenues in 2009 as a result of the global economic recession. Our 2009 results were also impacted by recognition of $256 million in net special credits.
The table below presents our pre-tax special charges (credits) (in millions):

	Year Ended December 31,
	2011	2010	2009
Mainline operating special items, net (a)	$24	$5	$55
Express operating special items, net	2	(1)	3
Unrealized mark-to-market gain on fuel hedging instruments, net	—	—	(375)
Nonoperating special items, net (b)	(7)	(59)	61

Total	$19	$(55)	$(256)

(a)	The 2011 period consisted of $21 million in legal costs incurred in connection with the Delta Slot transaction and auction rate securities arbitration as well as $3 million in severance costs.

The 2010 period consisted of $6 million in non-cash charge related to the decline in value of certain spare parts, $5 million in aircraft costs related to capacity reductions and other net special charges of $10 million, which included a settlement and corporate transaction costs. These costs were offset in part by a $16 million refund of ASIF previously paid to the TSA during the years 2005 to 2009.

The 2009 period consisted of $22 million in aircraft costs as a result of capacity reductions, $16 million in non-cash impairment charges due to the decline in fair value of certain indefinite lived intangible assets associated with international routes, $11 million in severance and other charges and $6 million in costs incurred related to the 2009 liquidity improvement program.

(b)
The 2011 period consisted of a $15 million credit in connection with an award received in an arbitration involving investments in auction rate securities, offset in part by $6 million in debt prepayment penalties and non-cash write offs of certain debt issuance costs as well as $2 million of losses related to investments in auction rate securities.

The 2010 period consisted of $53 million of net realized gains related to the sale of certain investments in auction rate securities as well as an $11 million settlement gain, offset in part by $5 million in non-cash charges related to the write off of debt issuance costs.

The 2009 period consisted of $49 million in non-cash charges associated with the sale of 10 Embraer 190 aircraft and write off of related debt discount and issuance costs, $10 million in other-than-temporary non-cash impairment charges for investments in auction rate securities and a $2 million non-cash asset impairment charge.

At December 31, 2011, we had approximately $1.95 billion of gross NOLs to reduce future federal taxable income. All of our NOLs are expected to be available to reduce federal taxable income in the calendar year 2012. The NOLs expire during the years 2024 through 2031. Our net deferred tax assets, which include $1.87 billion of the NOLs, are subject to a full valuation allowance. We also had approximately $82 million of tax-effected state NOLs at December 31, 2011. At December 31, 2011, the federal and state valuation allowances were $347 million and $61 million, respectively. In accordance with generally accepted accounting principles, utilization of the NOLs will result in a corresponding decrease in the valuation allowance and offset our tax provision dollar for dollar.

For the year ended December 31, 2011, we recorded a special non-cash tax charge of $21 million in connection with the sale of our final investment in auction rate securities in July 2011. This charge recognizes in the statement of operations the tax provision that was recorded in other comprehensive income, a subset of stockholders’ equity, in the fourth quarter of 2009. In addition, we recognized an AMT credit of $2 million resulting from our elections under applicable sections of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. For the year ended December 31, 2011, we did not record any additional federal income tax expense, and state income tax expense related to certain states where NOLs may be limited or unavailable to be used was nominal.
For the year ended December 31, 2010, we did not record federal income tax expense, and state income tax expense related to certain states where NOLs may be limited or unavailable to be used was nominal.
For the year ended December 31, 2009, we recorded a special tax benefit of $38 million. Of this amount, $21 million was due to a non-cash income tax benefit related to gains recorded within other comprehensive income during 2009 due to an increase in the fair value of certain investments in auction rate securities. In addition, we recorded a $14 million tax benefit related to a legislation change allowing us to carry back 100% of 2008 AMT net operating losses, resulting in the recovery of AMT amounts paid in prior years. We also recognized a $3 million tax benefit related to the reversal of the deferred tax liability associated with the indefinite lived intangible assets that were impaired during 2009.

The table below sets forth our selected mainline and Express operating data:

				Increase			Increase
	Year Ended December 31,			(Decrease)			(Decrease)
	2011	2010	2009	2011-2010			2010-2009
Mainline
Revenue passenger miles (millions) (a)	60,779	58,977	57,889	3.1%			1.9%
Available seat miles (millions) (b)	72,603	71,588	70,725	1.4%			1.2%
Passenger load factor (percent) (c)	83.7	82.4	81.9	1.3	pts	0.5	pts
Yield (cents) (d)	13.99	12.96	11.66	7.9%			11.1%
Passenger revenue per available seat mile (cents) (e)	11.71	10.68	9.55	9.6%			11.9%
Operating cost per available seat mile (cents) (f)	13.09	11.73	11.06	11.6%			6.1%
Passenger enplanements (thousands) (g)	52,959	51,853	51,016	2.1%			1.6%
Departures (thousands)	452	451	461	0.2%			(2.2)%
Aircraft at end of period	340	339	349	0.3%			(2.9)%
Block hours (thousands) (h)	1,217	1,199	1,224	1.6%			(2.1)%
Average stage length (miles) (i)	991	981	972	0.9%			0.9%
Average passenger journey (miles) (j)	1,691	1,674	1,637	1.0%			2.3%
Fuel consumption (gallons in millions)	1,095	1,073	1,069	2.0%			0.4%
Average aircraft fuel price including related taxes (dollars per gallon)	3.11	2.24	1.74	38.7%			28.5%
Full time equivalent employees at end of period	31,548	30,871	31,333	2.2%			(1.5)%

Express (k)
Revenue passenger miles (millions) (a)	10,542	10,616	10,570	(0.7)%			0.4%
Available seat miles (millions) (b)	14,070	14,230	14,367	(1.1)%			(1.0)%
Passenger load factor (percent) (c)	74.9	74.6	73.6	0.3	pts	1.0	pts
Yield (cents) (d)	29.03	26.57	23.68	9.3%			12.2%
Passenger revenue per available seat mile (cents) (e)	21.75	19.83	17.42	9.7%			13.8%
Operating cost per available seat mile (cents) (f)	22.23	19.18	17.53	15.9%			9.4%
Passenger enplanements (thousands) (g)	27,613	27,707	26,949	(0.3)%			2.8%
Aircraft at end of period	283	281	283	0.7%			(0.7)%
Fuel consumption (gallons in millions)	338	336	338	0.5%			(0.6)%
Average aircraft fuel price including related taxes (dollars per gallon)	3.12	2.29	1.80	36.7%			27.0%

Total Mainline and Express
Revenue passenger miles (millions) (a)	71,321	69,593	68,459	2.5%			1.7%
Available seat miles (millions) (b)	86,673	85,818	85,092	1.0%			0.9%
Passenger load factor (percent) (c)	82.3	81.1	80.5	1.2	pts	0.6	pts
Yield (cents) (d)	16.21	15.04	13.52	7.8%			11.2%
Passenger revenue per available seat mile (cents) (e)	13.34	12.20	10.88	9.4%			12.1%
Total revenue per available seat mile (cents) (l)	15.06	13.88	12.29	8.5%			12.9%
Passenger enplanements (thousands) (g)	80,572	79,560	77,965	1.3%			2.0%
Aircraft at end of period	623	620	632	0.5%			(1.9)%
Fuel consumption (gallons in millions)	1,433	1,409	1,407	1.7%			0.1%
Average aircraft fuel price including related taxes (dollars per gallon)	3.11	2.25	1.76	38.2%			28.1%

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. One RPM represents one passenger flown one mile.

(b)	Available seat mile (“ASM”) — A basic measure of production. One ASM represents one seat flown one mile.

(c)	Passenger load factor — The percentage of available seats that are filled with revenue passengers.

(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by RPMs.

(e)	Passenger revenue per available seat mile (“PRASM”) — Passenger revenues divided by ASMs.

(f)	Operating cost per available seat mile (“CASM”) — Operating expenses divided by ASMs.

(g)	Passenger enplanements — The number of passengers on board an aircraft, including local, connecting and through passengers.

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

(k)
Express statistics include Piedmont and PSA, as well as operating and financial results from capacity purchase agreements with Air Wisconsin Airlines Corporation, Republic Airline Inc., Mesa Airlines, Inc., Chautauqua Airlines, Inc. and SkyWest Airlines, Inc.

(l)	Total revenue per available seat mile (“RASM”) — Total revenues divided by total mainline and Express ASMs.

2011 Compared With 2010
Operating Revenues:

			Percent
			Increase
	2011	2010	(Decrease)
	(In millions)
Operating revenues:
Mainline passenger	$8,501	$7,645	11.2
Express passenger	3,061	2,821	8.5
Cargo	170	149	13.8
Other	1,323	1,293	2.4

Total operating revenues	$13,055	$11,908	9.6

Total operating revenues in 2011 were $13.06 billion as compared to $11.91 billion in 2010, an increase of $1.15 billion, or 9.6%. Significant changes in the components of operating revenues are as follows:
•
Mainline passenger revenues were $8.50 billion in 2011 as compared to $7.65 billion in 2010. Mainline RPMs increased 3.1% as mainline capacity, as measured by ASMs, increased 1.4%, resulting in a 1.3 point increase in load factor to 83.7%. Mainline passenger yield increased 7.9% to 13.99 cents in 2011 from 12.96 cents in 2010. Mainline PRASM increased 9.6% to 11.71 cents in 2011 from 10.68 cents in 2010. These increases in mainline yield and PRASM were due principally to the strong pricing environment resulting from ongoing industry capacity discipline and robust consumer demand.

•
Express passenger revenues were $3.06 billion in 2011 as compared to $2.82 billion in 2010. Express RPMs decreased 0.7% as Express capacity, as measured by ASMs, decreased 1.1%, resulting in a 0.3 point increase in load factor to 74.9%. Express passenger yield increased by 9.3% to 29.03 cents in 2011 from 26.57 cents in 2010. Express PRASM increased 9.7% to 21.75 cents in 2011 from 19.83 cents in 2010. The increases in Express yield and PRASM were the result of the same strong pricing environment discussed in mainline passenger revenues above.

•	Cargo revenues were $170 million in 2011, an increase of $21 million, or 13.8%, from 2010. The increase in cargo revenues was driven primarily by an increase in yield due to fuel surcharges.
•
Other revenues were $1.32 billion in 2011, an increase of $30 million, or 2.4%, from 2010. The increase in other revenues was driven primarily by increases in the volume of passenger ticketing change fees.

Operating Expenses:

			Percent
			Increase
	2011	2010	(Decrease)
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$3,400	$2,403	41.4
Salaries and related costs	2,272	2,244	1.3
Aircraft rent	646	670	(3.6)
Aircraft maintenance	679	661	2.6
Other rent and landing fees	555	549	1.1
Selling expenses	454	421	7.7
Special items, net	24	5	nm
Depreciation and amortization	237	248	(4.5)
Other	1,235	1,197	3.2

Total mainline operating expenses	9,502	8,398	13.1
Express expenses:
Fuel	1,056	769	37.4
Other	2,071	1,960	5.6

Total Express expenses	3,127	2,729	14.6

Total operating expenses	$12,629	$11,127	13.5

Total operating expenses were $12.63 billion in 2011, an increase of $1.50 billion, or 13.5%, compared to 2010. The 2011 increase in operating expenses was driven by a $1.28 billion, or 40.5%, increase in mainline and Express fuel costs on a 1.0% increase in total system capacity. The average price per gallon of fuel increased 38.2% to $3.11 in 2011 from $2.25 in 2010.
Mainline Operating Expenses per ASM:
Our mainline CASM increased 1.36 cents, or 11.6%, from 11.73 cents in 2010 to 13.09 cents in 2011. Excluding special items, fuel and profit sharing, our mainline CASM increased 0.05 cents, or 0.6%, from 8.30 cents in 2010 to 8.35 cents in 2011, while mainline capacity increased 1.4%.
The table below sets forth the major components of our total mainline CASM and our mainline CASM excluding special items, fuel and profit sharing for the years ended December 31, 2011 and 2010:

			Percent
			Increase
	2011	2010	(Decrease)
	(In cents)
Mainline CASM:
Aircraft fuel and related taxes	4.68	3.36	39.5
Salaries and related costs	3.13	3.13	—
Aircraft rent	0.89	0.93	(4.9)
Aircraft maintenance	0.94	0.92	1.2
Other rent and landing fees	0.76	0.77	(0.3)
Selling expenses	0.62	0.59	6.2
Special items, net	0.03	0.01	nm
Depreciation and amortization	0.33	0.35	(5.8)
Other	1.70	1.67	1.7

Total mainline CASM	13.09	11.73	11.6
Special items, net	(0.03)	(0.01)
Aircraft fuel and related taxes	(4.68)	(3.36)
Profit sharing	(0.02)	(0.07)

Total mainline CASM excluding special items, fuel and profit sharing (1)	8.35	8.30	0.6

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

Significant changes in the components of mainline operating expense per ASM are as follows:
•	Aircraft fuel and related taxes per ASM increased 39.5% primarily due to a 38.7% increase in the average price per gallon of fuel to $3.11 in 2011 from $2.24 in 2010.
•	Selling expenses per ASM increased 6.2% primarily due to higher credit card fees as a result of the increase in passenger revenues in 2011.
•
Depreciation and amortization expense per ASM decreased 5.8% primarily due to a significant portion of merger-related property and equipment additions becoming fully amortized and not subject to further depreciation expense in the 2011 period as well as a 1.4% increase in capacity.

Express Operating Expenses:
Total Express expenses increased $398 million, or 14.6%, in 2011 to $3.13 billion from $2.73 billion in 2010. The year-over-year increase was primarily due to a $287 million, or 37.4%, increase in fuel costs. The average price per gallon of fuel increased 36.7% to $3.12 in 2011 from $2.29 in 2010. Other Express expenses increased $111 million, or 5.6%, while Express capacity decreased 1.1%. This increase in other Express expenses was driven by a $99 million increase in maintenance costs related to the PSA CRJ-200 fleet. Express capacity decreased in 2011 primarily due to the installation of a dedicated First Class cabin on 110 US Airways Express regional jets.
Nonoperating Income (Expense):

			Percent
			Increase
	2011	2010	(Decrease)
	(In millions)
Nonoperating income (expense):
Interest income	$4	$13	(66.6)
Interest expense, net	(327)	(329)	(0.5)
Other, net (a)	(13)	37	nm

Total nonoperating expense, net	$(336)	$(279)	20.8

(a)
Other nonoperating expense of $13 million in 2011 consisted primarily of $17 million in net foreign currency losses as a result of the overall strengthening of the U.S. dollar in 2011, $6 million in debt prepayment penalties and non-cash write offs of certain debt issuance costs and $2 million of losses related to investments in auction rate securities. These nonoperating expenses in the 2011 period were offset in part by a $15 million credit in connection with an award received in an arbitration involving investments in auction rate securities.

Other nonoperating income of $37 million in 2010 consisted primarily of $53 million of net realized gains related to the sale of certain investments in auction rate securities as well as an $11 million settlement gain. These gains were offset in part by $17 million in net foreign currency losses as a result of the overall strengthening of the U.S. dollar in 2010 and $5 million in non-cash charges related to the write off of debt issuance costs.

2010 Compared With 2009
Operating Revenues:

			Percent
			Increase
	2010	2009	(Decrease)
	(In millions)
Operating revenues:
Mainline passenger	$7,645	$6,752	13.2
Express passenger	2,821	2,503	12.7
Cargo	149	100	48.8
Other	1,293	1,103	17.2

Total operating revenues	$11,908	$10,458	13.9

Total operating revenues in 2010 were $11.91 billion as compared to $10.46 billion in 2009, an increase of $1.45 billion, or 13.9%. Significant changes in the components of operating revenues are as follows:
•
Mainline passenger revenues were $7.65 billion in 2010, as compared to $6.75 billion in 2009. Mainline RPMs increased 1.9% as mainline capacity, as measured by ASMs, increased 1.2%, resulting in a 0.5 point increase in load factor to 82.4%. Mainline passenger yield increased 11.1% to 12.96 cents in 2010 from 11.66 cents in 2009. Mainline PRASM increased 11.9% to 10.68 cents in 2010 from 9.55 cents in 2009. These increases in mainline yield and PRASM were due principally to the strengthened pricing environment driven by the improved economy and continued industry capacity discipline.

•
Express passenger revenues were $2.82 billion in 2010, as compared to $2.50 billion in 2009. Express RPMs increased 0.4% as Express capacity, as measured by ASMs, decreased 1.0%, resulting in a 1.0 point increase in load factor to 74.6%. Express passenger yield increased 12.2% to 26.57 cents in 2010 from 23.68 cents in 2009. Express PRASM increased 13.8% to 19.83 cents in 2010 from 17.42 cents in 2009. The increases in Express yield and PRASM were the result of the same strengthened pricing environment discussed in mainline passenger revenues above.

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

Total operating expenses were $11.13 billion in 2010, an increase of $787 million, or 7.6%, compared to 2009. The 2010 increase in operating expenses was driven by a $700 million, or 28.3%, increase in mainline and Express fuel costs on a 0.9% increase in total system capacity. The average price per gallon of fuel increased 28.1% to $2.25 in 2010 from $1.76 in 2009.
Mainline Operating Expenses per ASM:
Our mainline CASM increased 0.67 cents, or 6.1%, from 11.06 cents in 2009 to 11.73 cents in 2010. Excluding special items, fuel and profit sharing, our mainline CASM decreased 0.04 cents, or 0.4%, from 8.34 cents in 2009 to 8.30 cents in 2010, while mainline capacity increased 1.2%.

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

•	Selling expenses per ASM increased 9.0% due to higher credit card fees and commissions paid as a result of the increase in passenger revenues in 2010.
Express Operating Expenses:
Total Express expenses increased $210 million, or 8.4%, in 2010 to $2.73 billion from $2.52 billion in 2009. The year-over-year increase was primarily driven by a $160 million, or 26.2%, increase in fuel costs. The average price per gallon of fuel increased 27.0% to $2.29 in 2010 from $1.80 in 2009. Other Express expenses increased $50 million, or 2.7%, while Express capacity decreased 1.0%. This increase in other Express expenses was driven by higher selling expenses as a result of the increase in passenger revenues as well as an increase in maintenance costs due principally to increases in the number of engine overhauls performed in 2010.

Nonoperating Income (Expense):

			Percent
			Increase
	2010	2009	(Decrease)
	(In millions)
Nonoperating income (expense):
Interest income	$13	$24	(46.3)
Interest expense, net (a)	(329)	(304)	8.2
Other, net (b)	37	(81)	nm

Total nonoperating expense, net	$(279)	$(361)	(22.9)

(a)	Interest expense, net increased $25 million due to an increase in the average debt balance outstanding in 2010 primarily as a result of liquidity raising initiatives completed throughout 2009.

(b)
Other nonoperating income of $37 million in 2010 consisted primarily of $53 million of net realized gains related to the sale of certain investments in auction rate securities as well as an $11 million settlement gain. These gains were offset in part by $17 million in net foreign currency losses as a result of the overall strengthening of the U.S. dollar in 2010 and $5 million in non-cash charges related to the write off of debt issuance costs.

Other nonoperating expense of $81 million in 2009 consisted primarily of $49 million in non-cash charges associated with the sale of 10 Embraer 190 aircraft and write off of related debt discount and issuance costs, a $14 million loss on the sale of certain aircraft equipment, $10 million in other-than-temporary non-cash impairment charges for investments in auction rate securities, $3 million in foreign currency losses and a $2 million non-cash asset impairment charge.

US Airways’ Results of Operations
In 2011, US Airways realized operating income of $434 million and income before income taxes of $199 million. US Airways experienced higher revenues in 2011 due to the strong pricing environment resulting from ongoing industry capacity discipline and robust consumer demand for air travel, which substantially offset a significant increase in fuel costs. US Airways’ 2011 results were also impacted by recognition of $17 million in net special charges.
In 2010, US Airways realized operating income of $781 million and income before income taxes of $600 million. US Airways experienced growth in revenues in 2010 driven by higher yields as a result of the improved economy and industry capacity discipline. US Airways’ 2010 results were also impacted by recognition of $54 million in net special credits.
In 2009, US Airways realized operating income of $122 million and a loss before income taxes of $178 million. US Airways experienced significant declines in revenues in 2009 as a result of the global economic recession. US Airways’ 2009 results were also impacted by recognition of $259 million in net special credits.
The table below presents US Airways’ pre-tax special charges (credits) (in millions):

	Year Ended December 31,
	2011	2010	2009
Mainline operating special items, net (a)	$24	$5	$55
Unrealized mark-to-market gain on fuel hedging instruments, net	—	—	(375)
Nonoperating special items, net (b)	(7)	(59)	61

Total	$17	$(54)	$(259)

(a)	The 2011 period consisted of $21 million in legal costs incurred in connection with the Delta Slot transaction and auction rate securities arbitration as well as $3 million in severance costs.

The 2010 period consisted of $6 million in non-cash charge related to the decline in value of certain spare parts, $5 million in aircraft costs related to capacity reductions and other net special charges of $10 million, which included a settlement and corporate transaction costs. These costs were offset in part by a $16 million refund of ASIF previously paid to the TSA during the years 2005 to 2009.

The 2009 period consisted of $22 million in aircraft costs as a result of capacity reductions, $16 million in non-cash impairment charges due to the decline in fair value of certain indefinite lived intangible assets associated with international routes, $11 million in severance and other charges and $6 million in costs incurred related to the 2009 liquidity improvement program.

(b)
The 2011 period consisted of a $15 million credit in connection with an award received in an arbitration involving investments in auction rate securities, offset in part by $6 million in debt prepayment penalties and non-cash write offs of certain debt issuance costs as well as $2 million of losses related to investments in auction rate securities.

The 2010 period consisted of $53 million of net realized gains related to the sale of certain investments in auction rate securities as well as an $11 million settlement gain, offset in part by $5 million in non-cash charges related to the write off of debt issuance costs.

The 2009 period consisted of $49 million in non-cash charges associated with the sale of 10 Embraer 190 aircraft and write off of related debt discount and issuance costs, $10 million in other-than-temporary non-cash impairment charges for investments in auction rate securities and a $2 million non-cash asset impairment charge.

At December 31, 2011, US Airways had approximately $1.85 billion of gross NOLs to reduce future federal taxable income. All of US Airways’ NOLs are expected to be available to reduce federal taxable income in the calendar year 2012. The NOLs expire during the years 2024 through 2031. US Airways’ net deferred tax assets, which include $1.78 billion of the NOLs, are subject to a full valuation allowance. US Airways also had approximately $79 million of tax-effected state NOLs at December 31, 2011. At December 31, 2011, the federal and state valuation allowances were $349 million and $61 million, respectively. In accordance with generally accepted accounting principles, utilization of the NOLs will result in a corresponding decrease in the valuation allowance and offset US Airways’ tax provision dollar for dollar.

For the year ended December 31, 2011, US Airways recorded a special non-cash tax charge of $21 million in connection with the sale of its final investment in auction rate securities in July 2011. This charge recognizes in the statement of operations the tax provision that was recorded in other comprehensive income, a subset of stockholder’s equity, in the fourth quarter of 2009. In addition, US Airways recognized an AMT credit of $2 million resulting from its elections under applicable sections of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. For the year ended December 31, 2011, US Airways did not record any additional federal income tax expense, and state income tax expense related to certain states where NOLs may be limited or unavailable to be used was nominal.
For the year ended December 31, 2010, US Airways did not record federal income tax expense and recorded $1 million of state income tax expense related to certain states where NOLs were either limited or not available to be used.
For the year ended December 31, 2009, US Airways recorded a special tax benefit of $38 million. Of this amount, $21 million was due to a non-cash income tax benefit related to gains recorded within other comprehensive income during 2009 due to an increase in fair value of certain investments in auction rate securities. In addition, US Airways recorded a $14 million tax benefit related to a legislation change allowing it to carry back 100% of 2008 AMT net operating losses, resulting in the recovery of AMT amounts paid in prior years. US Airways also recognized a $3 million tax benefit related to the reversal of the deferred tax liability associated with the indefinite lived intangible assets that were impaired during 2009.
The table below sets forth US Airways’ selected mainline and Express operating data:

				Increase		Increase
	Year Ended December 31,			(Decrease)		(Decrease)
	2011	2010	2009	2011-2010		2010-2009
Mainline
Revenue passenger miles (millions) (a)	60,779	58,977	57,889	3.1%		1.9%
Available seat miles (millions) (b)	72,603	71,588	70,725	1.4%		1.2%
Passenger load factor (percent) (c)	83.7	82.4	81.9	1.3	pts	0.5	pts
Yield (cents) (d)	13.99	12.96	11.66	7.9%		11.1%
Passenger revenue per available seat mile (cents) (e)	11.71	10.68	9.55	9.6%		11.9%
Aircraft at end of period	340	339	349	0.3%		(2.9)%
Fuel consumption (gallons in millions)	1,095	1,073	1,069	2.0%		0.4%
Average aircraft fuel price including related taxes (dollars per gallon)	3.11	2.24	1.74	38.7%		28.5%

Express (f)
Revenue passenger miles (millions) (a)	10,542	10,616	10,570	(0.7)%		0.4%
Available seat miles (millions) (b)	14,070	14,230	14,367	(1.1)%		(1.0)%
Passenger load factor (percent) (c)	74.9	74.6	73.6	0.3	pts	1.0	pts
Yield (cents) (d)	29.03	26.57	23.68	9.3%		12.2%
Passenger revenue per available seat mile (cents) (e)	21.75	19.83	17.42	9.7%		13.8%
Aircraft at end of period	283	281	283	0.7%		(0.7)%
Fuel consumption (gallons in millions)	338	336	338	0.5%		(0.6)%
Average aircraft fuel price including related taxes (dollars per gallon)	3.13	2.29	1.80	36.6%		27.3%

Total Mainline and Express
Revenue passenger miles (millions) (a)	71,321	69,593	68,459	2.5%		1.7%
Available seat miles (millions) (b)	86,673	85,818	85,092	1.0%		0.9%
Passenger load factor (percent) (c)	82.3	81.1	80.5	1.2	pts	0.6	pts
Yield (cents) (d)	16.21	15.04	13.52	7.8%		11.2%
Passenger revenue per available seat mile (cents) (e)	13.34	12.20	10.88	9.4%		12.1%
Total revenue per available seat mile (cents) (g)	15.24	14.05	12.47	8.5%		12.7%
Aircraft at end of period	623	620	632	0.5%		(1.9)%
Fuel consumption (gallons in millions)	1,433	1,409	1,407	1.7%		0.1%
Average aircraft fuel price including related taxes (dollars per gallon)	3.11	2.25	1.76	38.2%		28.2%

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. One RPM represents one passenger flown one mile.

(b)	Available seat mile (“ASM”) — A basic measure of production. One ASM represents one seat flown one mile.

(c)	Passenger load factor — The percentage of available seats that are filled with revenue passengers.

(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by RPMs.

(e)	Passenger revenue per available seat mile (“PRASM”) — Passenger revenues divided by ASMs.

(f)
Express statistics include Piedmont and PSA, as well as operating and financial results from capacity purchase agreements with Air Wisconsin Airlines Corporation, Republic Airline Inc., Mesa Airlines, Inc., Chautauqua Airlines, Inc. and SkyWest Airlines, Inc.

(g)	Total revenue per available seat mile (“RASM”) — Total revenues divided by total mainline and Express ASMs.
2011 Compared With 2010
Operating Revenues:

			Percent
			Increase
	2011	2010	(Decrease)
	(In millions)
Operating revenues:
Mainline passenger	$8,501	$7,645	11.2
Express passenger	3,061	2,821	8.5
Cargo	170	149	13.8
Other	1,476	1,440	2.6

Total operating revenues	$13,208	$12,055	9.6

Total operating revenues in 2011 were $13.21 billion as compared to $12.06 billion in 2010, an increase of $1.15 billion, or 9.6%. Significant changes in the components of operating revenues are as follows:
•
Mainline passenger revenues were $8.50 billion in 2011 as compared to $7.65 billion in 2010. Mainline RPMs increased 3.1% as mainline capacity, as measured by ASMs, increased 1.4%, resulting in a 1.3 point increase in load factor to 83.7%. Mainline passenger yield increased 7.9% to 13.99 cents in 2011 from 12.96 cents in 2010. Mainline PRASM increased 9.6% to 11.71 cents in 2011 from 10.68 cents in 2010. These increases in mainline yield and PRASM were due principally to the strong pricing environment resulting from ongoing industry capacity discipline and robust consumer demand.

•
Express passenger revenues were $3.06 billion in 2011 as compared to $2.82 billion in 2010. Express RPMs decreased 0.7% as Express capacity, as measured by ASMs, decreased 1.1%, resulting in a 0.3 point increase in load factor to 74.9%. Express passenger yield increased by 9.3% to 29.03 cents in 2011 from 26.57 cents in 2010. Express PRASM increased 9.7% to 21.75 cents in 2011 from 19.83 cents in 2010. The increases in Express yield and PRASM were the result of the same strong pricing environment discussed in mainline passenger revenues above.

•	Cargo revenues were $170 million in 2011, an increase of $21 million, or 13.8%, from 2010. The increase in cargo revenues was driven primarily by an increase in yield due to fuel surcharges.
•
Other revenues were $1.48 billion in 2011, an increase of $36 million, or 2.6%, from 2010. The increase in other revenues was driven primarily by increases in the volume of passenger ticketing change fees.

Operating Expenses:

			Percent
			Increase
	2011	2010	(Decrease)
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$3,400	$2,403	41.4
Salaries and related costs	2,272	2,244	1.3
Aircraft rent	646	670	(3.6)
Aircraft maintenance	679	661	2.6
Other rent and landing fees	555	549	1.1
Selling expenses	454	421	7.7
Special items, net	24	5	nm
Depreciation and amortization	247	258	(4.3)
Other	1,269	1,223	3.8

Total mainline operating expenses	9,546	8,434	13.2
Express expenses:
Fuel	1,058	770	37.3
Other	2,170	2,070	4.9

Total Express expenses	3,228	2,840	13.7

Total operating expenses	$12,774	$11,274	13.3

Total operating expenses were $12.77 billion in 2011, an increase of $1.50 billion, or 13.3%, compared to 2010. The 2011 increase in operating expenses was driven by a $1.28 billion, or 40.4%, increase in mainline and Express fuel costs on a 1.0% increase in total system capacity. The average price per gallon of fuel increased 38.2% to $3.11 in 2011 from $2.25 in 2010.
Mainline Operating Expenses:
Significant changes in the components of mainline operating expense are as follows:
•	Aircraft fuel and related taxes increased 41.4% primarily due to a 38.7% increase in the average price per gallon of fuel to $3.11 in 2011 from $2.24 in 2010.
•	Selling expenses increased 7.7% primarily due to higher credit card fees as a result of the increase in passenger revenues in 2011.
Express Operating Expenses:
Total Express expenses increased $388 million, or 13.7%, in 2011 to $3.23 billion from $2.84 billion in 2010. The year-over-year increase was primarily due to a $288 million, or 37.3%, increase in fuel costs. The average price per gallon of fuel increased 36.6% to $3.13 in 2011 from $2.29 in 2010. Other Express expenses increased $100 million, or 4.9%, while Express capacity decreased 1.1%. This increase in other Express expenses was driven by higher amounts paid under capacity purchase agreements due to increased maintenance costs related to the PSA CRJ-200 fleet. Express capacity decreased in 2011 primarily due to the installation of a dedicated First Class cabin on 110 US Airways Express regional jets.

Nonoperating Income (Expense):

			Percent
			Increase
	2011	2010	(Decrease)
	(In millions)
Nonoperating income (expense):
Interest income	$4	$13	(66.6)
Interest expense, net	(225)	(233)	(3.8)
Other, net (a)	(14)	39	nm

Total nonoperating expense, net	$(235)	$(181)	28.9

(a)
Other nonoperating expense of $14 million in 2011 consisted primarily of $17 million in net foreign currency losses as a result of the overall strengthening of the U.S. dollar in 2011, $6 million in debt prepayment penalties and non-cash write offs of certain debt issuance costs and $2 million of losses related to investments in auction rate securities. These nonoperating expenses in the 2011 period were offset in part by a $15 million credit in connection with an award received in an arbitration involving investments in auction rate securities.

Other nonoperating income of $39 million in 2010 consisted primarily of $53 million of net realized gains related to the sale of certain investments in auction rate securities as well as an $11 million settlement gain. These gains were offset in part by $17 million in net foreign currency losses as a result of the overall strengthening of the U.S. dollar in 2010 and $5 million in non-cash charges related to the write off of debt issuance costs.

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

Total operating revenues in 2010 were $12.06 billion as compared to $10.61 billion in 2009, an increase of $1.45 billion or 13.6%. Significant changes in the components of operating revenues are as follows:
•
Mainline passenger revenues were $7.65 billion in 2010, as compared to $6.75 billion in 2009. Mainline RPMs increased 1.9% as mainline capacity, as measured by ASMs, increased 1.2%, resulting in a 0.5 point increase in load factor to 82.4%. Mainline passenger yield increased 11.1% to 12.96 cents in 2010 from 11.66 cents in 2009. Mainline PRASM increased 11.9% to 10.68 cents in 2010 from 9.55 cents in 2009. These increases in mainline yield and PRASM were due principally to the strengthened pricing environment driven by the improved economy and continued industry capacity discipline.

•
Express passenger revenues were $2.82 billion in 2010, as compared to $2.50 billion in 2009. Express RPMs increased 0.4% as Express capacity, as measured by ASMs, decreased 1.0%, resulting in a 1.0 point increase in load factor to 74.6%. Express passenger yield increased 12.2% to 26.57 cents in 2010 from 23.68 cents in 2009. Express PRASM increased 13.8% to 19.83 cents in 2010 from 17.42 cents in 2009. The increases in Express yield and PRASM were the result of the same strengthened pricing environment discussed in mainline passenger revenues above.

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

Total operating expenses were $11.27 billion in 2010, an increase of $787 million, or 7.5%, compared to 2009. The 2010 increase in operating expenses was driven by a $701 million, or 28.4%, increase in mainline and Express fuel costs on a 0.9% increase in total system capacity. The average price per gallon of fuel increased 28.2% to $2.25 in 2010 from $1.76 in 2009.
Mainline Operating Expenses:
Significant changes in the components of mainline operating expense are as follows:
•	Aircraft fuel and related taxes increased 29.0% primarily due to a 28.5% increase in the average price per gallon of fuel to $2.24 in 2010 from $1.74 in 2009.
•
Aircraft maintenance expense decreased 5.5% in 2010 as compared to 2009 due to a shift in the mix of aircraft engines undergoing maintenance, which carried lower overhaul costs as well as a decrease in the number of engine overhauls performed.

•	Selling expenses increased 10.3% due to higher credit card fees and commissions paid as a result of the increase in passenger revenues in 2010.
Express Operating Expenses:
Total Express expenses increased $212 million, or 8.1%, in 2010 to $2.84 billion from $2.63 billion in 2009. The year-over-year increase was primarily driven by a $161 million, or 26.5%, increase in fuel costs. The average price per gallon of fuel increased 27.3% to $2.29 in 2010 from $1.80 in 2009. Other Express expenses increased $51 million, or 2.5%, while Express capacity decreased 1.0%. This increase in other Express expenses was driven by higher selling expenses as a result of the increase in passenger revenues and higher amounts paid under capacity purchase agreements resulting from an increase in maintenance costs due principally to increases in the number of engine overhauls performed in 2010.

Nonoperating Income (Expense):

			Percent
			Increase
	2010	2009	(Decrease)
	(In millions)
Nonoperating income (expense):
Interest income	$13	$24	(46.3)
Interest expense, net (a)	(233)	(241)	(3.1)
Other, net (b)	39	(83)	nm

Total nonoperating expense, net	$(181)	$(300)	(39.5)

(a)
Interest expense, net decreased $8 million due to a reduction in interest-bearing intercompany payable balances, offset in part by an increase in the average debt balance outstanding in 2010 primarily as a result of liquidity raising initiatives completed throughout 2009.

(b)
Other nonoperating income of $39 million in 2010 consisted primarily of $53 million of net realized gains related to the sale of certain investments in auction rate securities as well as an $11 million settlement gain. These gains were offset in part by $17 million in net foreign currency losses as a result of the overall strengthening of the U.S. dollar in 2010 and $5 million in non-cash charges related to the write off of debt issuance costs.

Other nonoperating expense of $83 million in 2009 consisted primarily of $49 million in non-cash charges associated with the sale of 10 Embraer 190 aircraft and write off of related debt discount and issuance costs, a $14 million loss on the sale of certain aircraft equipment, $10 million in other-than-temporary non-cash impairment charges for investments in auction rate securities, $3 million in foreign currency losses and a $2 million non-cash asset impairment charge.

Liquidity and Capital Resources
As of December 31, 2011, our total cash, cash equivalents and restricted cash was $2.31 billion, of which $365 million was restricted. Our final investment in auction rate securities was liquidated in July 2011. Refer to Note 6(b) to US Airways Group’s and Note 5(b) to US Airways’ consolidated financial statements in Part II, Items 8A and 8B, respectively, of this report for additional information.
Sources and Uses of Cash
US Airways Group
2011 Compared to 2010
Operating Activities
Net cash provided by operating activities was $472 million and $804 million in 2011 and 2010, respectively, a year-over-year decrease of $332 million. The decline in operating cash flows was driven by lower net income in 2011 as mainline and Express fuel costs increased $1.28 billion, or 40.5%, on a 1.0% increase in total system capacity. The increase in fuel costs was offset in part by growth in total operating revenues of $1.15 billion, or 9.6%, due principally to the strong pricing environment resulting from ongoing industry capacity discipline and robust consumer demand. A $99 million increase in Express maintenance costs related to the PSA CRJ-200 fleet also contributed to the decline in 2011 operating cash flows.
Investing Activities
Net cash used in investing activities was $472 million in 2011 as compared to net cash provided by investing activities of $63 million in 2010. Principal investing activities in 2011 included expenditures of $493 million for property and equipment, including the purchase of eight new Airbus aircraft, and $100 million for aircraft pre-delivery deposits, as well as purchases of marketable securities of $30 million. These cash outflows were offset in part by cash proceeds of $82 million from sales of marketable securities, which included $52 million related to the liquidation of our remaining investments in auction rate securities, and net cash proceeds of $63 million obtained in the slot transaction with Delta.
Principal investing activities in 2010 included net proceeds from sales of marketable securities of $325 million, including sales of certain auction rate securities of $145 million, and a $116 million decrease in restricted cash. These cash inflows were offset in part by expenditures for property and equipment totaling $201 million and purchases of marketable securities of $180 million. Expenditures for property and equipment in 2010 related primarily to the purchase of new Airbus aircraft and payments of aircraft pre-delivery deposits. Changes in restricted cash in 2010 reflect adjustments to the amount of holdback held by certain credit card processors for advance ticket sales for which US Airways has not yet provided air transportation.
Financing Activities
Net cash provided by financing activities was $88 million in 2011 as compared to net cash used in financing activities of $307 million in 2010. Principal financing activities in 2011 included proceeds from the issuance of debt of $764 million, which included $471 million of proceeds from the issuance of the Series 2011-1 Class A, Class B and Class C Enhanced Equipment Trust Certificates in connection with the refinancing of five Airbus aircraft owned by US Airways and the financing of four new Airbus aircraft delivered in 2011 (the “2011 EETCs”) as well as the issuance of Class C certificates in the aggregate principal amount of $53 million under the Series 2010-1 EETCs. The 2010-1 Class A and B certificates originally closed in December 2010 in connection with the refinancing of owned Airbus aircraft (the “2010 EETCs”). Debt repayments were $675 million, which included the repayment of existing debt associated with five Airbus aircraft refinanced using cash provided in the 2011 EETC issuance described above.
Principal financing activities in 2010 included debt repayments of $764 million, which included the repayment of existing debt associated with eight Airbus aircraft refinanced using cash provided in the 2010 EETC issuance and the repurchase of $69 million aggregate principal amount of our 7% senior convertible notes. Proceeds from the issuance of debt were $467 million, which included $340 million of proceeds from the issuance of equipment notes associated with the 2010 EETCs as well as the financing associated with the purchase of new Airbus aircraft.

2010 Compared to 2009
Operating Activities
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
Investing Activities
Net cash provided by investing activities was $63 million in 2010 as compared to net cash used in investing activities of $495 million in 2009. Principal investing activities in 2010 included proceeds from sales of marketable securities of $325 million, including sales of certain auction rate securities of $145 million, and a $116 million decrease in restricted cash. These cash inflows were offset in part by expenditures for property and equipment totaling $201 million and purchases of marketable securities of $180 million. Expenditures for property and equipment in 2010 related primarily to the purchase of new Airbus aircraft and payments of aircraft pre-delivery deposits.
Principal investing activities in 2009 included expenditures for property and equipment totaling $683 million primarily related to the purchase of new Airbus aircraft. These cash outflows were offset in part by $76 million in proceeds from dispositions of property and equipment, a $60 million decrease in restricted cash and proceeds from sales of marketable securities of $52 million. The $76 million in proceeds from dispositions of property and equipment was the result of the swap of one of US Airways’ owned aircraft in exchange for the leased aircraft involved in the Flight 1549 accident and sale-leaseback transactions involving four aircraft and five engines. Changes in restricted cash reflect adjustments to the amount of holdback held by certain credit card processors for advance ticket sales for which US Airways has not yet provided air transportation.
Financing Activities
Net cash used in financing activities was $307 million in 2010 as compared to net cash provided by financing activities of $701 million in 2009. Principal financing activities in 2010 included debt repayments of $764 million, which included the repayment of existing debt associated with eight Airbus aircraft refinanced using cash provided in the 2010 EETC issuance and the repurchase of $69 million aggregate principal amount of our 7% senior convertible notes. Proceeds from the issuance of debt were $467 million, which included $340 million of proceeds from the issuance of equipment notes associated with the 2010 EETCs as well as the financing associated with the purchase of new Airbus aircraft.
Principal financing activities in 2009 included proceeds from the issuance of debt of $919 million, which primarily included the financing associated with the purchase of new Airbus aircraft, as well as the issuance of $172 million of convertible notes in a May 2009 public offering, additional loans under a spare parts loan agreement, a loan secured by certain airport landing slots and an unsecured financing with one of our third party Express carriers. Net proceeds from the issuance of common stock included $66 million from a May 2009 public offering of 17.5 million shares and $137 million from a September 2009 public offering of 29 million shares. Debt repayments were $407 million in 2009.

US Airways
2011 Compared to 2010
Operating Activities
Net cash provided by operating activities was $440 million and $821 million in 2011 and 2010, respectively, a year-over-year decrease of $381 million. The decline in operating cash flows was driven by lower net income in 2011 as mainline and Express fuel costs increased $1.29 billion, or 40.4%, on a 1.0% increase in total system capacity. The increase in fuel costs was offset in part by growth in total operating revenues of $1.15 billion, or 9.6%, due principally to the strong pricing environment resulting from ongoing industry capacity discipline and robust consumer demand. Higher amounts paid under capacity purchase agreements due to increased maintenance costs related to the PSA CRJ-200 fleet also contributed to the decline in 2011 operating cash flows.
Investing Activities
Net cash used in investing activities was $460 million in 2011 as compared to net cash provided by investing activities of $77 million in 2010. Principal investing activities in 2011 included expenditures of $481 million for property and equipment, including the purchase of eight new Airbus aircraft, and $100 million for aircraft pre-delivery deposits, as well as purchases of marketable securities of $30 million. These cash outflows were offset in part by cash proceeds of $82 million from sales of marketable securities, which included $52 million related to the liquidation of US Airways’ remaining investments in auction rate securities, and net cash proceeds of $63 million obtained in the slot transaction with Delta.
Principal investing activities in 2010 included net proceeds from sales of marketable securities of $325 million, including sales of certain auction rate securities of $145 million, and a $116 million decrease in restricted cash. These cash inflows were offset in part by expenditures for property and equipment totaling $187 million and purchases of marketable securities of $180 million. Expenditures for property and equipment in 2010 related primarily to the purchase of new Airbus aircraft and payments of aircraft pre-delivery deposits. Changes in restricted cash in 2010 reflect adjustments to the amount of holdback held by certain credit card processors for advance ticket sales for which US Airways has not yet provided air transportation.
Financing Activities
Net cash provided by financing activities was $104 million in 2011 as compared to net cash used in financing activities of $251 million in 2010. Principal financing activities in 2011 included proceeds from the issuance of debt of $764 million, which included $471 million of proceeds from the issuance of the Series 2011-1 Class A, Class B and Class C Enhanced Equipment Trust Certificates in connection with the refinancing of five Airbus aircraft owned by US Airways and the financing of four new Airbus aircraft delivered in 2011 (the “2011 EETCs”) as well as the issuance of Class C certificates in the aggregate principal amount of $53 million under the Series 2010-1 EETCs. The 2010-1 Class A and B certificates originally closed in December 2010 in connection with the refinancing of owned Airbus aircraft (the “2010 EETCs”). Debt repayments were $659 million, which included the repayment of existing debt associated with five Airbus aircraft refinanced using cash provided in the 2011 EETC issuance described above.
Principal financing activities in 2010 included debt repayments of $679 million, which included the repayment of existing debt associated with eight Airbus aircraft refinanced using cash provided in the 2010 EETC issuance. Proceeds from the issuance of debt were $437 million, which included $340 million of proceeds from the issuance of equipment notes associated with the 2010 EETCs as well as the financing associated with the purchase of new Airbus aircraft.

2010 Compared to 2009
Operating Activities
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
Investing Activities
Net cash provided by investing activities was $77 million in 2010 as compared to net cash used in investing activities of $489 million in 2009. Principal investing activities in 2010 included proceeds from sales of marketable securities of $325 million, including sales of certain auction rate securities of $145 million, and a $116 million decrease in restricted cash. These cash inflows were offset in part by expenditures for property and equipment totaling $187 million and purchases of marketable securities of $180 million. Expenditures for property and equipment in 2010 related primarily to the purchase of new Airbus aircraft and payments of aircraft pre-delivery deposits.
Principal investing activities in 2009 included expenditures for property and equipment totaling $677 million primarily related to the purchase of new Airbus aircraft. These cash outflows were offset in part by $76 million in proceeds from dispositions of property and equipment, a $60 million decrease in restricted cash and proceeds from sales of marketable securities of $52 million. The $76 million in proceeds from dispositions of property and equipment was the result of the swap of one of US Airways’ owned aircraft in exchange for the leased aircraft involved in the Flight 1549 accident and sale-leaseback transactions involving four aircraft and five engines. Changes in restricted cash reflect adjustments to the amount of holdback held by certain credit card processors for advance ticket sales for which US Airways has not yet provided air transportation.
Financing Activities
Net cash used in financing activities was $251 million in 2010 as compared to net cash provided by financing activities of $346 million in 2009. Principal financing activities in 2010 included debt repayments of $679 million, which included the repayment of existing debt associated with eight Airbus aircraft refinanced using cash provided in the 2010 EETC issuance. Proceeds from the issuance of debt were $437 million, which included $340 million of proceeds from the issuance of equipment notes associated with the 2010 EETCs as well as the financing associated with the purchase of new Airbus aircraft.
Principal financing activities in 2009 included proceeds from the issuance of debt of $747 million, which primarily included the financing associated with the purchase of new Airbus aircraft, as well as additional loans under a spare parts loan agreement, a loan secured by certain airport landing slots and an unsecured financing with one of US Airways’ third party Express carriers. Debt repayments were $391 million in 2009.

Commitments
As of December 31, 2011, we had $4.73 billion of long-term debt and capital leases (including current maturities and before discount on debt).
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
The Citicorp credit facility bears interest at an index rate plus an applicable index margin or, at our option, LIBOR plus an applicable LIBOR margin for interest periods of one, two, three or six months. The applicable index margin, subject to adjustment, is 1.00%, 1.25% or 1.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or greater than $1 billion, respectively. The applicable LIBOR margin, subject to adjustment, is 2.00%, 2.25% or 2.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or greater than $1 billion, respectively. In addition, interest on the Citicorp credit facility may be adjusted based on the credit rating for the Citicorp credit facility as follows: (i) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least one subgrade better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be the lower of 2.25% and the rate otherwise applicable based upon the adjusted Citicorp credit facility balance and (B) the applicable index margin will be the lower of 1.25% and the rate otherwise applicable based upon the Citicorp credit facility principal balance, and (ii) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least two subgrades better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be 2.00% and (B) the applicable index margin will be 1.00%. As of December 31, 2011, the interest rate on the Citicorp credit facility was 2.80% based on a 2.50% LIBOR margin.
The Citicorp credit facility matures on March 23, 2014, and is repayable in seven annual installments with each of the first six installments to be paid on each anniversary of the closing date in an amount equal to 1% of the initial aggregate principal amount of the loan and the final installment to be paid on the maturity date in the amount of the full remaining balance of the loan.
In addition, the Citicorp credit facility requires certain mandatory prepayments upon the occurrence of specified events, establishes certain financial covenants, including minimum cash requirements and maintenance of certain minimum ratios, contains customary affirmative covenants and negative covenants and contains customary events of default. The Citicorp credit facility requires us to maintain consolidated unrestricted cash and cash equivalents of not less than $850 million, with not less than $750 million (subject to partial reductions upon certain reductions in the outstanding principal amount of the loan) of that amount held in accounts subject to control agreements, which would become restricted for use by us if certain adverse events occur per the terms of the agreement. In addition, the Citicorp credit facility provides that we may issue debt in the future with a second lien on the assets pledged as collateral under the Citicorp credit facility. The principal amount outstanding under the Citicorp credit facility was $1.14 billion as of December 31, 2011. As of December 31, 2011, we were in compliance with all debt covenants under the Citicorp credit facility.

2011 EETC Financing Transactions
In June 2011, US Airways created three pass-through trusts which issued approximately $471 million aggregate face amount of Series 2011-1 Class A, Class B and Class C Enhanced Equipment Trust Certificates in connection with the refinancing of five Airbus aircraft owned by US Airways and the financing of four new Airbus aircraft delivered in 2011 (the “2011 EETCs”). The 2011 EETCs represent fractional undivided interests in the respective pass-through trusts and are not obligations of US Airways. The net proceeds from the issuance of the 2011 EETCs were used to purchase equipment notes issued by US Airways in three series: Series A equipment notes in an aggregate principal amount of $294 million bearing interest at 7.125% per annum, Series B equipment notes in an aggregate principal amount of $94 million bearing interest at 9.75% per annum and Series C equipment notes in an aggregate principal amount of $83 million bearing interest at 10.875% per annum. Interest on the equipment notes is payable semiannually in April and October of each year and began in October 2011. Principal payments on the equipment notes are scheduled to begin in April 2012. The final payments on the Series A equipment notes, Series B equipment notes and Series C equipment notes will be due in October 2023, October 2018 and October 2014, respectively. US Airways’ payment obligations under the equipment notes are fully and unconditionally guaranteed by US Airways Group. The net proceeds from the issuance of these equipment notes were used to repay the existing debt associated with five Airbus aircraft and to finance four new Airbus aircraft delivered in 2011, with the balance used for general corporate purposes. The equipment notes are secured by liens on aircraft.
In July 2011, US Airways completed an offering of Class C certificates in the aggregate principal amount of $53 million under its Series 2010-1 EETCs. The 2010-1 Class A and B certificates originally closed in December 2010 in connection with the refinancing of owned Airbus aircraft. In connection with this offering, US Airways issued $53 million in additional equipment notes bearing interest at 11% per annum. The net proceeds from the offering will be used for general corporate purposes.
2011 Other Financing Transactions
In 2011, US Airways borrowed $168 million to finance new Airbus aircraft deliveries. These financings bear interest at a rate of LIBOR plus an applicable margin and contain default provisions and other covenants that are typical in the industry.
2012 Barclays Amendment
In February 2012, US Airways Group amended its co-branded credit card agreement with Barclays Bank Delaware. This amendment provides that the $200 million pre-purchase of frequent flier miles previously scheduled to reduce commencing in January 2012 will now be reduced commencing in January 2014 over a period of up to approximately two years. Refer to Note 4(d) to US Airways Group’s consolidated financial statements in Item 8A of this report for additional information on this agreement.
Credit Card Processing Agreements
We have agreements with companies that process customer credit card transactions for the sale of air travel and other services. Credit card processors have financial risk associated with tickets purchased for travel because, although the processor generally forwards the cash related to the purchase to us soon after the purchase is completed, the air travel generally occurs after that time, and the processor may have liability if we do not ultimately provide the air travel. Our agreements allow these processing companies, under certain conditions, to hold an amount of our cash (referred to as a “holdback”) equal to a portion of advance ticket sales that have been processed by that company, but for which we have not yet provided the air transportation. These holdback requirements can be modified at the discretion of the processing companies, up to the estimated liability for future air travel purchased with the respective credit cards, upon the occurrence of specified events, including material adverse changes in our financial condition. The amount that the processing companies may withhold also varies as a result of changes in financial risk due to seasonal fluctuations in ticket volume. Additional holdback requirements will reduce our liquidity in the form of unrestricted cash by the amount of the holdbacks. These holdback amounts are reflected on our consolidated balance sheet as restricted cash.
Aircraft and Engine Purchase Commitments
US Airways has definitive purchase agreements with Airbus for the acquisition of 134 aircraft, including 97 single-aisle A320 family aircraft and 37 widebody aircraft (comprised of 22 A350 XWB aircraft and 15 A330-200 aircraft). Since 2008, when deliveries commenced under the purchase agreements, US Airways has taken delivery of 46 aircraft through December 31, 2011, which includes four A320 aircraft, 35 A321 aircraft and seven A330-200 aircraft. US Airways plans to take delivery of 12 A321 aircraft in 2012, with the remaining 46 A320 family aircraft scheduled to be delivered between 2013 and 2015. In addition, US Airways plans to take delivery of the eight remaining A330-200 aircraft in 2013 and 2014. Deliveries of the 22 A350 XWB aircraft are scheduled to begin in 2017 and extend through 2019.
US Airways has agreements for the purchase of eight new IAE V2500-A5 spare engines scheduled for delivery through 2014 for use on the A320 family fleet, three new Trent 700 spare engines scheduled for delivery through 2013 for use on the A330-200 fleet and three new Trent XWB spare engines scheduled for delivery in 2017 through 2019 for use on the A350 XWB aircraft. US Airways has taken delivery of two of the Trent 700 spare engines and two of the V2500-A5 spare engines through December 31, 2011.

Under all of our aircraft and engine purchase agreements, our total future commitments as of December 31, 2011 are expected to be approximately $5.38 billion through 2019 as follows: $656 million in 2012, $1.16 billion in 2013, $937 million in 2014, $448 million in 2015, $107 million in 2016 and $2.07 billion thereafter, which includes predelivery deposits and payments. We have financing commitments for all Airbus aircraft scheduled for delivery in 2012. See Part I, Item 1A, Risk Factors — “Increased costs of financing, a reduction in the availability of financing and fluctuations in interest rates could adversely affect our liquidity, operating expenses and results” and “Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions.”
Covenants and Credit Rating
In addition to the minimum cash balance requirements, our long-term debt agreements contain various negative covenants that restrict or limit our actions, including our ability to pay dividends or make other restricted payments. Our long-term debt agreements also generally contain cross-default provisions, which may be triggered by defaults by us under other agreements relating to indebtedness. See Part I, Item 1A, Risk Factors — “Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions” and “Any failure to comply with the liquidity covenants contained in our financing arrangements would likely have a material adverse effect on our business, results of operations or financial condition.” As of December 31, 2011, we and our subsidiaries were in compliance with the covenants in our long-term debt agreements.
The following table details our credit ratings as of December 31, 2011:

	S&P	Fitch	Moody's
	Local Issuer	Issuer Default	Corporate
	credit rating	credit rating	Family rating
US Airways Group	B-	CCC	Caa1
US Airways	B-	*	*

(*)	The credit agencies do not rate these categories for US Airways.
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

Pass Through Trusts
US Airways has 36 owned aircraft, 114 leased aircraft and three leased engines, which were financed with pass through trust certificates, or EETCs, issued by pass through trusts. These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of flight equipment. Rather than finance each aircraft separately when such aircraft is purchased, delivered or refinanced, these trusts allowed US Airways to raise the financing for several aircraft at one time and place such funds in escrow pending the purchase, delivery or refinancing of the relevant aircraft. The trusts were also structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to US Airways.
Each trust covered a set amount of aircraft scheduled to be delivered or refinanced within a specific period of time. At the time of each covered aircraft financing, the relevant trust used the funds in escrow to purchase equipment notes relating to the financed aircraft. The equipment notes were issued, at US Airways’ election, in connection with a mortgage financing of the aircraft or by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leased the aircraft to US Airways. In both cases, the equipment notes are secured by a security interest in the aircraft. The pass through trust certificates are not direct obligations of, nor are they guaranteed by, US Airways Group or US Airways. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of US Airways. As of December 31, 2011, $1.28 billion associated with these mortgage financings is reflected as debt in the accompanying consolidated balance sheet.
With respect to leveraged leases, US Airways evaluated whether the leases had characteristics of a variable interest entity. US Airways concluded the leasing entities met the criteria for variable interest entities. US Airways generally is not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates US Airways to absorb decreases in value or entitles US Airways to participate in increases in the value of the aircraft. US Airways does not provide residual value guarantees to the bondholders or equity participants in the trusts. Each lease does have a fixed price purchase option that allows US Airways to purchase the aircraft near the end of the lease term. However, the option price approximates an estimate of the aircraft’s fair value at the option date. Under this feature, US Airways does not participate in any increases in the value of the aircraft. US Airways concluded it was not the primary beneficiary under these arrangements. Therefore, US Airways accounts for its EETC leveraged lease financings as operating leases. US Airways’ total future obligations under these leveraged lease financings are $2.67 billion as of December 31, 2011.

Contractual Obligations
The following table provides details of our future cash contractual obligations as of December 31, 2011 (in millions):

	Payments Due by Period
	2012	2013	2014	2015	2016	Thereafter	Total
US Airways Group (1)
Debt (2)	$16	$16	$1,376	$100	$—	$35	$1,543
Interest obligations (3)	57	56	32	5	3	20	173
US Airways (4)
Debt and capital lease obligations (5) (6)	420	364	385	276	275	1,469	3,189
Interest obligations (3) (6)	171	148	123	102	136	268	948
Aircraft purchase and operating lease commitments (7)	1,663	2,002	1,668	1,076	679	4,307	11,395
Regional capacity purchase agreements (8)	1,062	997	995	854	526	741	5,175
Other US Airways Group subsidiaries (9)	11	8	6	1	—	—	26

Total	$3,400	$3,591	$4,585	$2,414	$1,619	$6,840	$22,449

(1)	These commitments represent those entered into by US Airways Group.

(2)	Excludes $95 million of unamortized debt discount as of December 31, 2011.

(3)	For variable-rate debt, future interest obligations are shown above using interest rates in effect as of December 31, 2011.

(4)	These commitments represent those entered into by US Airways.

(5)	Excludes $71 million of unamortized debt discount as of December 31, 2011.

(6)
Includes $1.28 billion of future principal payments and $513 million of future interest payments as of December 31, 2011, respectively, related to pass through trust certificates or EETCs associated with mortgage financings for the purchase of certain aircraft as described under “Off-Balance Sheet Arrangements” and in Note 9(c) to US Airways Group’s and Note 8(c) to US Airways’ consolidated financial statements in Item 8A and 8B of this report, respectively.

(7)
Includes $2.67 billion of future minimum lease payments related to EETC leveraged leased financings of certain aircraft as of December 31, 2011, as described under “Off-Balance Sheet Arrangements” and in Note 9(c) to US Airways Group’s and Note 8(c) to US Airways’ consolidated financial statements in Item 8A and 8B of this report, respectively.

(8)
Represents minimum payments under capacity purchase agreements with third-party Express carriers. These commitments are estimates of costs based on assumed minimum levels of flying under the capacity purchase agreements and our actual payments could differ materially.

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
Passenger Revenue Recognition
Passenger revenue is recognized when transportation is provided. Ticket sales for transportation that has not yet been provided are initially deferred and recorded as air traffic liability on the consolidated balance sheets. The air traffic liability represents tickets sold for future travel dates and estimated future refunds and exchanges of tickets sold for past travel dates. The balance in the air traffic liability fluctuates throughout the year based on seasonal travel patterns and fare sale activity. Our air traffic liability was $910 million and $861 million as of December 31, 2011 and 2010, respectively.
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
We performed the annual impairment test on our international route authorities and trademarks during the fourth quarter of 2011. The fair values of international route authorities were assessed using the market approach. The market approach took into consideration relevant supply and demand factors at the related airport locations as well as available market sale and lease data. For trademarks, we utilized a form of the income approach known as the relief-from-royalty method. As a result of our annual impairment test on international route authorities and trademarks, no impairment was indicated. We will perform our next annual impairment test on October 1, 2012.

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
The liability for outstanding mileage credits earned by Dividend Miles members through purchased flights includes all mileage credits that are expected to be redeemed, including mileage credits earned by members whose mileage account balances have not yet reached the minimum mileage credit level required to redeem an award. Additionally, outstanding mileage credits are subject to expiration if unused. In calculating the liability, we estimate how many mileage credits will never be redeemed for travel and exclude those mileage credits from the estimate of the liability. Estimates are also made for the number of miles that will be used per award redemption and the number of travel awards that will be redeemed on partner airlines. These estimates are based on historical program experience as well as consideration of enacted program changes, as applicable. Changes in the liability resulting from members earning additional mileage credits or changes in estimates are recorded in the statement of operations.
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
As of December 31, 2011 and 2010, the incremental cost liability for outstanding mileage credits expected to be redeemed for future travel awards accrued on the consolidated balance sheets within other accrued expenses was $164 million, representing 133.5 billion mileage credits, and $149 million, representing 132.4 billion mileage credits, respectively.
A change to certain estimates used in the calculation of incremental cost could have a material impact on the liability. At December 31, 2011, we have assumed 9% of future travel award redemptions will be on partner airlines. A 1% increase or decrease in the percentage of travel awards redeemed on partner airlines would have an $11 million impact on the liability as of December 31, 2011. A 10% increase or decrease in the assumed price per gallon of fuel would have an $8 million impact on the liability as of December 31, 2011.
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
These estimates and assumptions are based on historical program experience. The transportation component is deferred and amortized into passenger revenue on a straight-line basis over the period in which the mileage credits are expected to be redeemed for travel, which is currently estimated to be 36 months.
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

As of December 31, 2011 and 2010, we had $196 million and $178 million, respectively, in deferred revenue from the sale of mileage credits included in other accrued expenses on the consolidated balance sheets. For the years ended December 31, 2011, 2010 and 2009, the marketing component of mileage sales recognized at the time of sale in other revenues was approximately $133 million, $144 million and $112 million, respectively.
A change to the estimated fair value of the transportation component could have a significant impact on revenue. A 10% increase or decrease in the estimated fair value of the transportation component would have a $13 million impact on revenue recognized in 2011.
The number of travel award redemptions during the year ended December 31, 2011 was approximately 0.8 million, representing approximately 4% of US Airways’ total mainline and Express RPMs during that period. The use of inventory management techniques minimizes the displacement of revenue passengers by passengers traveling on award tickets.
We adopted Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements,” on January 1, 2011, and its application has had no material impact on our consolidated financial statements. Refer to the “Recent Accounting Pronouncements” section below for more information.
Deferred Tax Asset Valuation Allowance
At December 31, 2011, US Airways Group has a full valuation allowance against its net deferred tax assets. In assessing the realizability of the deferred tax assets, we considered whether it was more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including reversals of deferred tax liabilities) during the periods in which those temporary differences will become deductible.
Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements.” ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. Our multiple-deliverable revenue arrangements consist principally of sales of frequent flyer program mileage credits to business partners, which are comprised of two components, transportation and marketing. Refer to the “Critical Accounting Policies and Estimates” section above for more information on our frequent traveler program. We were required to adopt and apply ASU No. 2009-13 to any new or materially modified multiple-deliverable revenue arrangements entered into on or after January 1, 2011. We adopted ASU No. 2009-13 on January 1, 2011, and its application has had no material impact on our consolidated financial statements. As of December 31, 2011, we had not materially modified any of our significant multiple-deliverable revenue arrangements.
In May 2011, the FASB issued ASU No. 2011-4, “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, addresses the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy and requires additional disclosures. ASU No. 2011-4 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. We do not expect the adoption of ASU No. 2011-4 to have a material impact on our consolidated financial statements.
In June 2011, the FASB issued ASU No. 2011-5, “Presentation of Comprehensive Income.” This ASU eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Upon adoption, other comprehensive income must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-5 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and must be applied retrospectively. ASU No. 2011-5 will not have a material effect on our financial position or results of operations, but will change our disclosures related to other comprehensive income.

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
Commodity Price Risk
Fuel prices have fluctuated substantially over the past several years. We cannot predict the future availability, price volatility or cost of aircraft fuel. Natural disasters, political disruptions or wars involving oil-producing countries, changes in fuel-related governmental policy, the strength of the U.S. dollar against foreign currencies, speculation in the energy futures markets, changes in aircraft fuel production capacity, environmental concerns and other unpredictable events may result in fuel supply shortages, additional fuel price volatility and cost increases in the future. See Part I, Item 1A, Risk Factors — “Our business is dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices and significant disruptions in the supply of aircraft fuel could have a significant negative impact on our operating results and liquidity.”
Our 2012 forecasted mainline and Express fuel consumption is presently approximately 1.45 billion gallons, and based on this forecast, a one cent per gallon increase in aviation fuel price results in a $15 million increase in annual expense. Since the third quarter of 2008, we have not entered into any new transactions to hedge our fuel consumption, and we have not had any fuel hedging contracts outstanding since the third quarter of 2009.
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our variable-rate debt obligations. At December 31, 2011, our variable-rate long-term debt obligations of approximately $2.77 billion represented approximately 59% of our total long-term debt. If interest rates increased 10% in 2011, the impact on our results of operations would have been approximately $10 million of additional interest expense. Additional information regarding our debt obligations as of December 31, 2011 is as follows (dollars in millions):

	Expected Maturity Date
	2012	2013	2014	2015	2016	Thereafter	Total
Fixed-rate debt	$239	$162	$384	$156	$149	$875	$1,965
Weighted avg. interest rate	8.3%	8.1%	8.1%	7.9%	7.7%	7.5%
Variable-rate debt	$197	$218	$1,377	$220	$126	$629	$2,767
Weighted avg. interest rate	3.5%	3.4%	3.3%	3.3%	3.2%	3.1%
US Airways Group and US Airways have total future aircraft and spare engine purchase commitments of approximately $5.38 billion. We expect to finance such commitments either by entering into leases or debt agreements. Changes in interest rates will impact the cost of such financings.

Item 8A.	Consolidated Financial Statements and Supplementary Data of US Airways Group, Inc.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
US Airways Group, Inc.:
We have audited the accompanying consolidated balance sheets of US Airways Group, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US Airways Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 21, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Phoenix, Arizona
February 21, 2012

US Airways Group, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2011, 2010 and 2009
(In millions, except share and per share amounts)

	2011	2010	2009
Operating revenues:
Mainline passenger	$8,501	$7,645	$6,752
Express passenger	3,061	2,821	2,503
Cargo	170	149	100
Other	1,323	1,293	1,103

Total operating revenues	13,055	11,908	10,458
Operating expenses:
Aircraft fuel and related taxes	3,400	2,403	1,863
Loss on fuel hedging instruments, net	—	—	7
Salaries and related costs	2,272	2,244	2,165
Express expenses	3,127	2,729	2,519
Aircraft rent	646	670	695
Aircraft maintenance	679	661	700
Other rent and landing fees	555	549	560
Selling expenses	454	421	382
Special items, net	24	5	55
Depreciation and amortization	237	248	242
Other	1,235	1,197	1,152

Total operating expenses	12,629	11,127	10,340

Operating income	426	781	118
Nonoperating income (expense):
Interest income	4	13	24
Interest expense, net	(327)	(329)	(304)
Other, net	(13)	37	(81)

Total nonoperating expense, net	(336)	(279)	(361)

Income (loss) before income taxes	90	502	(243)
Income tax provision (benefit)	19	—	(38)

Net income (loss)	$71	$502	$(205)

Earnings (loss) per common share:
Basic earnings (loss) per share	$0.44	$3.11	$(1.54)
Diluted earnings (loss) per share	$0.44	$2.61	$(1.54)
Shares used for computation (in thousands):
Basic	162,028	161,412	133,000
Diluted	163,743	201,131	133,000
See accompanying notes to consolidated financial statements.

US Airways Group, Inc.
Consolidated Balance Sheets
December 31, 2011 and 2010
(In millions, except share and per share amounts)

	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$1,947	$1,859
Accounts receivable, net	327	311
Materials and supplies, net	235	231
Prepaid expenses and other	540	508

Total current assets	3,049	2,909
Property and equipment
Flight equipment	4,591	4,134
Ground property and equipment	907	843
Less accumulated depreciation and amortization	(1,501)	(1,304)

	3,997	3,673
Equipment purchase deposits	153	123

Total property and equipment	4,150	3,796
Other assets
Other intangibles, net of accumulated amortization of $134 million and $139 million, respectively	543	477
Restricted cash	365	364
Investments in marketable securities	—	57
Other assets	228	216

Total other assets	1,136	1,114

Total assets	$8,335	$7,819

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of debt and capital leases	$436	$397
Accounts payable	386	386
Air traffic liability	910	861
Accrued compensation and vacation	176	245
Accrued taxes	163	149
Other accrued expenses	1,089	802

Total current liabilities	3,160	2,840
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	4,130	4,003
Deferred gains and credits, net	307	336
Postretirement benefits other than pensions	160	141
Employee benefit liabilities and other	428	415

Total noncurrent liabilities and deferred credits	5,025	4,895
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.01 par value; 400,000,000 shares authorized, 162,116,902 shares issued and outstanding at December 31, 2011; 161,874,756 shares issued and outstanding at December 31, 2010	2	2
Additional paid-in capital	2,122	2,115
Accumulated other comprehensive income	2	14
Accumulated deficit	(1,976)	(2,047)

Total stockholders’ equity	150	84

Total liabilities and stockholders’ equity	$8,335	$7,819

See accompanying notes to consolidated financial statements.

US Airways Group, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2011, 2010 and 2009
(In millions)

	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$71	$502	$(205)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	262	273	267
Loss on dispositions of property and equipment	10	8	61
Loss (gain) on sale of investments	2	(53)	—
Auction rate security impairment	—	—	10
Asset impairment	—	6	21
Non-cash tax provision (benefit)	21	—	(24)
Change in fair value of fuel hedging instruments, net	—	—	(375)
Amortization of deferred credits and rent	(63)	(63)	(62)
Amortization of debt discount and issuance costs	63	61	56
Amortization of actuarial gains	(3)	(4)	(6)
Stock-based compensation	7	13	20
Debt extinguishment costs	3	5	6
Other	—	—	(8)
Changes in operating assets and liabilities:
Decrease in restricted cash	—	—	186
Decrease (increase) in accounts receivable, net	(16)	(34)	8
Increase in materials and supplies, net	(4)	(10)	(29)
Decrease (increase) in prepaid expenses and other	(32)	(57)	162
Decrease (increase) in other assets, net	(2)	18	(14)
Increase (decrease) in accounts payable	—	55	(78)
Increase in air traffic liability	49	83	80
Increase (decrease) in accrued compensation and vacation	(69)	67	20
Increase (decrease) in accrued taxes	14	8	(1)
Increase (decrease) in other liabilities	159	(74)	(36)

Net cash provided by operating activities	472	804	59

Cash flows from investing activities:
Purchases of property and equipment	(593)	(201)	(683)
Purchases of marketable securities	(30)	(180)	—
Sales of marketable securities	82	325	52
Net cash proceeds from slot transaction	63	—	—
Decrease (increase) in long-term restricted cash	(1)	116	60
Proceeds from sale-leaseback transactions and dispositions of property and equipment	7	3	76

Net cash provided by (used in) investing activities	(472)	63	(495)

Cash flows from financing activities:
Repayments of debt and capital lease obligations	(675)	(764)	(407)
Proceeds from issuance of debt	764	467	919
Deferred financing costs	(14)	(10)	(14)
Proceeds from issuance of common stock, net	—	—	203
Other	13	—	—

Net cash provided by (used in) financing activities	88	(307)	701

Net increase in cash and cash equivalents	88	560	265
Cash and cash equivalents at beginning of year	1,859	1,299	1,034

Cash and cash equivalents at end of year	$1,947	$1,859	$1,299

See accompanying notes to consolidated financial statements.

US Airways Group, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2011, 2010 and 2009
(In millions, except share amounts)

			Accumulated
		Additional	Other
	Common	Paid-In	Comprehensive	Accumulated	Treasury
	Stock	Capital	Income	Deficit	Stock	Total
Balance at December 31, 2008	$1	$1,789	$65	$(2,336)	$(13)	$(494)
Net loss	—	—	—	(205)	—	(205)
Issuance of 46,495,790 shares of common stock pursuant to public stock offerings, net of offering costs	1	202	—	—	—	203
Equity component of convertible debt issued	—	96	—	—	—	96
Issuance of 497,290 shares of common stock and acquisition of 3,631 shares of treasury stock pursuant to employee stock plans	—	—	—	—	—	—
Stock-based compensation expense	—	20	—	—	—	20
Net unrealized gain on available-for-sale securities, net of tax	—	—	35	—	—	35
Pension and other postretirement benefits	—	—	(10)	—	—	(10)

Balance at December 31, 2009	2	2,107	90	(2,541)	(13)	(355)
Net income	—	—	—	502	—	502
Issuance of 771,923 shares of common stock pursuant to employee stock plans	—	—	—	—	—	—
Retirement of 417,624 shares of treasury stock	—	(5)	—	(8)	13	—
Stock-based compensation expense	—	13	—	—	—	13
Recognition of net realized gains on sale of available-for-sale securities	—	—	(52)	—	—	(52)
Net unrealized loss on available-for-sale securities	—	—	(1)	—	—	(1)
Pension and other postretirement benefits	—	—	(23)	—	—	(23)

Balance at December 31, 2010	2	2,115	14	(2,047)	—	84
Net income	—	—	—	71	—	71
Issuance of 242,146 shares of common stock pursuant to employee stock plans	—	—	—	—	—	—
Stock-based compensation expense	—	7	—	—	—	7
Reversal of tax provision in other comprehensive income	—	—	21	—	—	21
Reversal of net unrealized gains on sale of available-for-sale securities	—	—	(3)	—	—	(3)
Pension and other postretirement benefits	—	—	(30)	—	—	(30)

Balance at December 31, 2011	$2	$2,122	$2	$(1,976)	$—	$150

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
The Company operates the fifth largest airline in the United States as measured by domestic revenue passenger miles (“RPMs”) and available seat miles (“ASMs”). US Airways has hubs in Charlotte, Philadelphia and Phoenix and a focus city in Washington, D.C. at Ronald Reagan Washington National Airport (“Washington National”). US Airways offers scheduled passenger service on more than 3,100 flights daily to more than 200 communities in the United States, Canada, Mexico, Europe, the Middle East, the Caribbean, and Central and South America. US Airways also has an established East Coast route network, including the US Airways Shuttle service. US Airways had approximately 53 million passengers boarding its mainline flights in 2011. During 2011, US Airways’ mainline operation provided regularly scheduled service or seasonal service at 133 airports, while the US Airways Express network served 156 airports in the United States, Canada and Mexico, including 78 airports also served by the mainline operation. US Airways Express air carriers had approximately 28 million passengers boarding their planes in 2011. As of December 31, 2011, US Airways operated 340 mainline jets and is supported by the Company’s regional airline subsidiaries and affiliates operating as US Airways Express under capacity purchase agreements, which operated 233 regional jets and 50 turboprops. The Company’s prorate carriers operated seven turboprops and seven regional jets at December 31, 2011.
As of December 31, 2011, US Airways employed approximately 31,500 active full-time equivalent employees. The Company’s Express subsidiaries, Piedmont and PSA, employed approximately 5,300 active full-time equivalent employees. Approximately 85% of employees are covered by collective bargaining agreements with various labor unions. US Airways’ pilots and flight attendants are currently working under the terms of their respective US Airways or America West Airlines, Inc. (“AWA”) collective bargaining agreements, as modified by transition agreements reached in connection with the merger. In January 2012, US Airways reached a tentative agreement with the Association of Flight Attendants (“AFA”) for a single labor agreement applicable to both US Airways and AWA. This tentative agreement is subject to ratification by the AFA membership and if ratified, would become amendable five years from the date it is signed.
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
(c) Cash and Cash Equivalents
Cash equivalents consist of cash in money market securities. All highly liquid investments purchased within three months of maturity are classified as cash equivalents. Cash equivalents are stated at cost, which approximates fair value due to the highly liquid nature and short-term maturities of the underlying securities.

(d) Investments in Marketable Securities
Investments in marketable securities classified as noncurrent assets on the Company’s consolidated balance sheet represented investments expected to be converted to cash after 12 months. The Company’s investments in marketable securities consisted of auction rate securities, which were classified as available for sale and recorded at fair value. The Company sold its remaining investments in auction rate securities in 2011. See Note 6(b) for more information.
(e) Restricted Cash
Restricted cash primarily includes cash collateral to secure workers’ compensation claims and credit card processing holdback requirements for advance ticket sales for which US Airways has not yet provided air transportation.
(f) Materials and Supplies, Net
Material and supplies, net includes aircraft fuel, which is recorded on a first-in, first-out basis, and aircraft spare parts and supplies, which are recorded at net realizable value based on average costs. These items are expensed when used. An allowance for obsolescence is provided for aircraft spare parts and supplies.
(g) Property and Equipment
Property and equipment are recorded at cost. Interest expense related to the acquisition of certain property and equipment, including aircraft purchase deposits, is capitalized as an additional cost of the asset or as a leasehold improvement if the asset is leased. Interest capitalized for the years ended December 31, 2011, 2010 and 2009 was $8 million, $4 million and $10 million, respectively. Property and equipment is depreciated and amortized to residual values over the estimated useful lives or the lease term, whichever is less, using the straight-line method. Costs of major improvements that enhance the usefulness of the asset are capitalized and depreciated over the estimated useful life of the asset or the modifications, whichever is less.
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

(i) Other Intangibles, Net
Other intangible assets consist primarily of trademarks, international route authorities, airport take-off and landing slots and airport gates. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The following table provides information relating to the Company’s intangible assets subject to amortization as of December 31, 2011 and 2010 (in millions):

	2011	2010
Airport take-off and landing slots	$561	$495
Airport gate leasehold rights	47	52
Accumulated amortization	(134)	(139)

Total	$474	$408

In 2011, the Company completed a slot transaction with Delta Air Lines, Inc. (“Delta”). Refer to Note 16 for additional information on the accounting for this transaction.
The intangible assets subject to amortization generally are amortized over 25 years for airport take-off and landing slots and over the term of the lease for airport gate leasehold rights on a straight-line basis and are included in depreciation and amortization on the consolidated statements of operations. For the years ended December 31, 2011, 2010 and 2009, the Company recorded amortization expense of $23 million, $26 million and $26 million, respectively, related to its intangible assets. The Company expects to record annual amortization expense of $24 million in year 2012, $24 million in year 2013, $24 million in year 2014, $24 million in year 2015, $23 million in year 2016 and $355 million thereafter related to these intangible assets.
Indefinite lived assets are not amortized but instead are reviewed for impairment annually and more frequently if events or circumstances indicate that the asset may be impaired. As of December 31, 2011 and 2010, the Company had $39 million of international route authorities and $30 million of trademarks on its balance sheets.
The Company performed the annual impairment test on its international route authorities and trademarks during the fourth quarter of 2011. The fair values of international route authorities were assessed using the market approach. The market approach took into consideration relevant supply and demand factors at the related airport locations as well as available market sale and lease data. For trademarks, the Company utilized a form of the income approach known as the relief-from-royalty method. As a result of the Company’s annual impairment test on international route authorities and trademarks, no impairment was indicated. In 2009, the Company recorded $16 million in non-cash impairment charges related to the decline in fair value of certain international routes. The Company will perform its next annual impairment test on October 1, 2012.
(j) Frequent Traveler Program
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
The liability for outstanding mileage credits earned by Dividend Miles members through purchased flights includes all mileage credits that are expected to be redeemed, including mileage credits earned by members whose mileage account balances have not yet reached the minimum mileage credit level required to redeem an award. Additionally, outstanding mileage credits are subject to expiration if unused. In calculating the liability, the Company estimates how many mileage credits will never be redeemed for travel and excludes those mileage credits from the estimate of the liability. Estimates are also made for the number of miles that will be used per award redemption and the number of travel awards that will be redeemed on partner airlines. These estimates are based on historical program experience as well as consideration of enacted program changes, as applicable. Changes in the liability resulting from members earning additional mileage credits or changes in estimates are recorded in the statement of operations.

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
As of December 31, 2011 and 2010, the incremental cost liability for outstanding mileage credits expected to be redeemed for future travel awards accrued on the consolidated balance sheets within other accrued expenses was $164 million, representing 133.5 billion mileage credits, and $149 million, representing 132.4 billion mileage credits, respectively.
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
These estimates and assumptions are based on historical program experience. The transportation component is deferred and amortized into passenger revenue on a straight-line basis over the period in which the mileage credits are expected to be redeemed for travel, which is currently estimated to be 36 months.
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
As of December 31, 2011 and 2010, the Company had $196 million and $178 million, respectively, in deferred revenue from the sale of mileage credits included in other accrued expenses on the consolidated balance sheets. For the years ended December 31, 2011, 2010 and 2009, the marketing component of mileage sales recognized at the time of sale in other revenues was approximately $133 million, $144 million and $112 million, respectively.
The Company adopted Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements,” on January 1, 2011, and its application has had no material impact on the Company’s consolidated financial statements. See Note 1(t) for more information on recent accounting pronouncements.
(k) Derivative Instruments
Since the third quarter of 2008, the Company has not entered into any new transactions to hedge its fuel consumption, and the Company has not had any fuel hedging contracts outstanding since the third quarter of 2009. The Company’s fuel hedging instruments did not qualify for hedge accounting. Accordingly, the derivative hedging instruments were recorded as an asset or liability on the balance sheet at fair value and any changes in fair value were recorded in the period of change as gains or losses on fuel hedging instruments, net in operating expenses in the accompanying consolidated statements of operations. See Note 6(a) for additional information on the Company’s fuel hedging instruments.
(l) Deferred Gains and Credits, Net
Included within deferred gains and credits, net are amounts deferred and amortized into future periods associated with the sale and leaseback of property and equipment, the adjustment of leases to fair value in connection with prior period fresh-start and purchase accounting and certain vendor incentives.

(m) Revenue Recognition
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
The Company purchases capacity, or ASMs, generated by the Company’s wholly owned regional air carriers and the capacity of Air Wisconsin Airlines Corporation (“Air Wisconsin”), Republic Airline Inc. (“Republic”), Mesa Airlines, Inc. (“Mesa”), Chautauqua Airlines, Inc. (“Chautauqua”) and SkyWest Airlines, Inc. (“SkyWest”) in certain markets. The Company’s wholly owned regional air carriers, Air Wisconsin, Republic, Mesa, Chautauqua and SkyWest operate regional aircraft in these markets as part of US Airways Express. The Company classifies revenues generated from transportation on these carriers as Express passenger revenues. Liabilities related to tickets sold by the Company for travel on these air carriers are also included in the Company’s air traffic liability and are subsequently relieved in the same manner as described above.
The Company collects various taxes and fees on its ticket sales. These taxes and fees are remitted to governmental authorities and are accounted for on a net basis.
Cargo Revenue
Cargo revenue is recognized when shipping services for mail and other cargo are provided.
Other Revenue
Other revenue includes checked and excess baggage charges, beverage sales, ticket change and service fees, commissions earned on tickets sold for flights on other airlines and sales of tour packages by the US Airways Vacations division, which are recognized when the services are provided. Other revenues also include processing fees for travel awards issued through the Dividend Miles frequent traveler program and the marketing component earned from selling mileage credits to partners, as discussed in Note 1(j).
(n) Maintenance and Repair Costs
Maintenance and repair costs for owned and leased flight equipment are charged to operating expense as incurred.
(o) Selling Expenses
Selling expenses include commissions, credit card fees, computerized reservations systems fees, advertising and promotional expenses. Advertising and promotional expenses are expensed when incurred. Advertising and promotional expenses for the years ended December 31, 2011, 2010 and 2009 were $11 million, $10 million and $11 million, respectively.

(p) Stock-based Compensation
The Company accounts for its stock-based compensation expense based on the fair value of the stock award at the time of grant, which is recognized ratably over the vesting period of the stock award. The fair value of stock options and stock appreciation rights is estimated using a Black-Scholes option pricing model. The fair value of restricted stock units is based on the market price of the underlying shares of common stock on the date of grant. See Note 14 for further discussion of stock-based compensation.
(q) Foreign Currency Gains and Losses
Foreign currency gains and losses are recorded as part of other nonoperating expense, net in the Company’s consolidated statements of operations. Foreign currency losses for the years ended December 31, 2011, 2010 and 2009 were $17 million, $17 million and $3 million, respectively.
(r) Other Operating Expenses
Other operating expenses includes expenses associated with ground and cargo handling, crew travel, aircraft food and catering, US Airways’ frequent flier program, passenger reaccommodation, airport security, international navigation fees and certain general and administrative expenses.
(s) Express Expenses
Expenses associated with the Company’s wholly owned regional airlines and affiliate regional airlines operating as US Airways Express are classified as Express expenses on the consolidated statements of operations. Express expenses consist of the following (in millions):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2011	2010	2009
Aircraft fuel and related taxes	$1,056	$769	$609
Salaries and related costs	274	257	246
Capacity purchases (a)	1,029	1,065	1,059
Aircraft rent	51	51	51
Aircraft maintenance	188	89	81
Other rent and landing fees	139	129	121
Selling expenses	175	173	154
Special items, net	2	(1)	3
Depreciation and amortization	25	25	25
Other expenses	188	172	170

Express expenses	$3,127	$2,729	$2,519

(a)
For the years ended December 31, 2011, 2010 and 2009, the component of capacity purchase expenses related to aircraft deemed to be leased was approximately $300 million, $320 million and $330 million, respectively.

(t) Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements.” ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. The Company’s multiple-deliverable revenue arrangements consist principally of sales of frequent flyer program mileage credits to business partners, which are comprised of two components, transportation and marketing. See Note 1(j) for more information on the Company’s frequent traveler program. The Company was required to adopt and apply ASU No. 2009-13 to any new or materially modified multiple-deliverable revenue arrangements entered into on or after January 1, 2011. The Company adopted ASU No. 2009-13 on January 1, 2011, and its application has had no material impact on the Company’s consolidated financial statements. As of December 31, 2011, the Company had not materially modified any of its significant multiple-deliverable revenue arrangements.
In May 2011, the FASB issued ASU No. 2011-4, “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, addresses the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy and requires additional disclosures. ASU No. 2011-4 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company does not expect the adoption of ASU No. 2011-4 to have a material impact on its consolidated financial statements.
In June 2011, the FASB issued ASU No. 2011-5, “Presentation of Comprehensive Income.” This ASU eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Upon adoption, other comprehensive income must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-5 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and must be applied retrospectively. ASU No. 2011-5 will not have a material effect on the Company’s financial position or results of operations, but will change the Company’s disclosures related to other comprehensive income.

2. Special Items, Net
Special items, net as shown on the consolidated statements of operations include the following charges (credits) (in millions):

	Year Ended December 31,
	2011	2010	2009
Other costs (a)	$21	$10	$6
Aviation Security Infrastructure Fee (“ASIF”) refund (b)	—	(16)	—
Severance and other charges	3	—	11
Asset impairment charges (c)	—	6	16
Aircraft costs (d)	—	5	22

Total	$24	$5	$55

(a)
In 2011, the Company recorded net special charges of $21 million, primarily related to legal costs incurred in connection with the slot transaction with Delta that is described in Note 16 and auction rate securities arbitration. In 2010, the Company recorded net special charges of $10 million, which included a settlement and corporate transaction costs. In 2009, the Company incurred $6 million in costs related to the 2009 liquidity improvement program, which primarily consisted of professional and legal fees.

(b)	In 2010, the Company recorded a $16 million refund of ASIF previously paid to the TSA during the years 2005 to 2009.

(c)
In 2010, the Company recorded a $6 million non-cash charge related to the decline in value of certain spare parts. In 2009, the Company recorded $16 million in non-cash impairment charges due to the decline in fair value of certain indefinite lived intangible assets associated with international routes.

(d)	In 2010 and 2009, the Company recorded $5 million and $22 million, respectively, in aircraft costs as a result of capacity reductions.

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

	Year Ended December 31,
	2011	2010	2009
Basic earnings (loss) per share:
Net income (loss)	$71	$502	$(205)

Weighted average common shares outstanding (in thousands)	162,028	161,412	133,000

Basic earnings (loss) per share	$0.44	$3.11	$(1.54)

Diluted earnings (loss) per share:
Net income (loss)	71	502	(205)
Interest expense on 7.25% convertible senior notes	—	23	—

Net income (loss) for purposes of computing diluted earnings (loss) per share	$71	$525	$(205)

Share computation (in thousands):
Weighted average common shares outstanding	162,028	161,412	133,000
Dilutive effect of stock awards	1,715	1,973	—
Assumed conversion of 7.25% convertible senior notes	—	37,746	—

Weighted average common shares outstanding as adjusted	163,743	201,131	133,000

Diluted earnings (loss) per share	$0.44	$2.61	$(1.54)

For the year ended December 31, 2011, 1,632,792 shares underlying stock options, SARs and RSUs were not included in the computation of diluted EPS because inclusion of such shares would be antidilutive. In addition, 37,746,174 and 199,379 incremental shares, respectively, from the assumed conversion of the 7.25% Convertible Senior Notes (the “7.25% notes”) and the 7% Senior Convertible Notes (the “7% notes”) were excluded from the computation of diluted EPS because inclusion of such shares would be antidilutive.
For the year ended December 31, 2010, 1,803,093 shares underlying stock options, SARs and RSUs were not included in the computation of diluted EPS because inclusion of such shares would be antidilutive. In addition, 2,328,787 incremental shares from the assumed conversion of the 7% notes were excluded from the computation of diluted EPS because inclusion of such shares would be antidilutive.
For the year ended December 31, 2009, 4,806,237 shares underlying stock options, SARs and RSUs were not included in the computation of diluted EPS because inclusion of such shares would be antidilutive. In addition, 23,954,303 and 3,048,914 incremental shares, respectively, from the assumed conversion of the 7.25% notes and the 7% notes were excluded from the computation of diluted EPS because inclusion of such shares would be antidilutive.

4. Debt
The following table details the Company’s debt (in millions). Variable interest rates listed are the rates as of December 31, 2011.

	December 31,	December 31,
	2011	2010
Secured
Citicorp North America loan, variable interest rate of 2.80%, installments due through 2014 (a)	$1,136	$1,152
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.67% to 10.48%, maturing from 2012 to 2029 (b)	1,729	1,920
Aircraft enhanced equipment trust certificates (“EETCs”), fixed interest rates ranging from 6.25% to 11%, maturing from 2014 to 2023 (c)	1,279	809
Other secured obligations, fixed interest rate of 8%, maturing from 2018 to 2021	30	85

	4,174	3,966
Unsecured
Barclays prepaid miles, variable interest rate of 5.05%, interest only payments (d)	200	200
Airbus advance, repayments through 2018 (e)	142	222
7.25% convertible senior notes, interest only payments until due in 2014 (f)	172	172
7% senior convertible notes, interest only payments until due in 2020	5	5
Industrial development bonds, fixed interest rate of 6.3%, interest only payments until due in 2023 (g)	29	29
Other unsecured obligations, maturing in 2012	10	23

	558	651

Total long-term debt and capital lease obligations	4,732	4,617
Less: Total unamortized discount on debt	(166)	(217)
Current maturities	(436)	(397)

Long-term debt and capital lease obligations, net of current maturities	$4,130	$4,003

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

The Citicorp credit facility bears interest at an index rate plus an applicable index margin or, at the Company’s option, LIBOR plus an applicable LIBOR margin for interest periods of one, two, three or six months. The applicable index margin, subject to adjustment, is 1.00%, 1.25% or 1.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or greater than $1 billion, respectively. The applicable LIBOR margin, subject to adjustment, is 2.00%, 2.25% or 2.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or greater than $1 billion, respectively. In addition, interest on the Citicorp credit facility may be adjusted based on the credit rating for the Citicorp credit facility as follows: (i) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least one subgrade better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be the lower of 2.25% and the rate otherwise applicable based upon the adjusted Citicorp credit facility balance and (B) the applicable index margin will be the lower of 1.25% and the rate otherwise applicable based upon the Citicorp credit facility principal balance, and (ii) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least two subgrades better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be 2.00% and (B) the applicable index margin will be 1.00%. As of December 31, 2011, the interest rate on the Citicorp credit facility was 2.80% based on a 2.50% LIBOR margin.

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

(b)	The following are the significant equipment financing agreements entered into in 2011:

In 2011, US Airways borrowed $168 million to finance new Airbus aircraft deliveries. These financings bear interest at a rate of LIBOR plus an applicable margin and contain default provisions and other covenants that are typical in the industry.

(c)	The equipment notes underlying these EETCs are the direct obligations of US Airways and cover the financing of 36 aircraft. See Note 9(c) for further discussion.

In June 2011, US Airways created three pass-through trusts which issued approximately $471 million aggregate face amount of Series 2011-1 Class A, Class B and Class C Enhanced Equipment Trust Certificates in connection with the refinancing of five Airbus aircraft owned by US Airways and the financing of four new Airbus aircraft delivered in 2011 (the “2011 EETCs”). The 2011 EETCs represent fractional undivided interests in the respective pass-through trusts and are not obligations of US Airways. The net proceeds from the issuance of the 2011 EETCs were used to purchase equipment notes issued by US Airways in three series: Series A equipment notes in an aggregate principal amount of $294 million bearing interest at 7.125% per annum, Series B equipment notes in an aggregate principal amount of $94 million bearing interest at 9.75% per annum and Series C equipment notes in an aggregate principal amount of $83 million bearing interest at 10.875% per annum. Interest on the equipment notes is payable semiannually in April and October of each year and began in October 2011. Principal payments on the equipment notes are scheduled to begin in April 2012. The final payments on the Series A equipment notes, Series B equipment notes and Series C equipment notes will be due in October 2023, October 2018 and October 2014, respectively. US Airways’ payment obligations under the equipment notes are fully and unconditionally guaranteed by US Airways Group. The net proceeds from the issuance of these equipment notes were used to repay the existing debt associated with five Airbus aircraft and to finance four new Airbus aircraft delivered in 2011, with the balance used for general corporate purposes. The equipment notes are secured by liens on aircraft.

In July 2011, US Airways completed an offering of Class C certificates in the aggregate principal amount of $53 million under its Series 2010-1 EETCs. The 2010-1 Class A and B certificates originally closed in December 2010 in connection with the refinancing of owned Airbus aircraft. In connection with this offering, US Airways issued $53 million in additional equipment notes bearing interest at 11% per annum. The net proceeds from the offering will be used for general corporate purposes.

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

Barclays has agreed that for each month that specified conditions are met it will pre-purchase additional miles on a monthly basis in an amount equal to the difference between $200 million and the amount of unused miles then outstanding. Among the conditions to this monthly purchase of miles is a requirement that US Airways Group maintain an unrestricted cash balance, as defined in the agreement, of at least $1.35 billion for the months of March through November and $1.25 billion for the months of January, February and December. The Company may repurchase any or all of the pre-purchased miles at any time, from time to time, without penalty. The agreement expires in 2017. In February 2012, US Airways Group amended its co-branded credit card agreement with Barclays. This amendment provides that the $200 million previously scheduled to reduce commencing in January 2012 will now be reduced commencing in January 2014 over a period of up to approximately two years.

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

As the 7.25% notes can be settled in cash upon conversion, for accounting purposes, the 7.25% notes were bifurcated into a debt component that was initially recorded at fair value and an equity component. The following table details the debt and equity components recognized related to the 7.25% notes (in millions):

	December 31,	December 31,
	2011	2010
Principal amount of 7.25% convertible senior notes	$172	$172
Unamortized discount on debt	(63)	(80)
Net carrying amount of 7.25% convertible senior notes	109	92
Additional paid-in capital	96	96
At December 31, 2011, the remaining period over which the unamortized discount will be recognized is 2.4 years.
The following table details interest expense recognized related to the 7.25% notes (in millions):

	Year Ended December 31,
	2011	2010	2009
Contractual coupon interest	$12	$13	$8
Amortization of discount	17	12	6

Total interest expense	$29	$25	$14

At December 31, 2011, the if-converted value of the 7.25% notes exceeded the principal amount by $19 million.
(g)
The industrial development revenue bonds are due April 2023. Interest at 6.3% is payable semiannually on April 1 and October 1. The bonds are subject to optional redemption prior to the maturity date, in whole or in part, on any interest payment date at a redemption price of 100%.

Secured financings are collateralized by assets, primarily aircraft, engines, simulators, rotable aircraft parts, hangar and maintenance facilities and airport take-off and landing slots. At December 31, 2011, the maturities of long-term debt and capital leases are as follows (in millions):

2012	$436
2013	380
2014	1,761
2015	376
2016	275
Thereafter	1,504

$4,732

Certain of the Company’s long-term debt agreements contain significant minimum cash balance requirements and other covenants with which the Company was in compliance at December 31, 2011. Certain of the Company’s long-term debt agreements contain cross-default provisions, which may be triggered by defaults by US Airways or US Airways Group under other agreements relating to indebtedness.
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
As of December 31, 2011, the Company had approximately $1.95 billion of gross NOLs to reduce future federal taxable income. All of the Company’s NOLs are expected to be available to reduce federal taxable income in the calendar year 2012. The NOLs expire during the years 2024 through 2031. The Company’s net deferred tax assets, which include $1.87 billion of the NOLs, are subject to a full valuation allowance. The Company also had approximately $82 million of tax-effected state NOLs at December 31, 2011. At December 31, 2011, the federal and state valuation allowances were $347 million and $61 million, respectively. In accordance with Generally Accepted Accounting Principles (“GAAP”), utilization of the NOLs will result in a corresponding decrease in the valuation allowance and offset the Company’s tax provision dollar for dollar.
In connection with the sale of the Company’s remaining investments in auction rate securities (refer to Note 6(b)), the Company recorded a special non-cash tax charge of $21 million in 2011. In the fourth quarter of 2009, the Company had recorded in other comprehensive income (“OCI”), a subset of stockholders’ equity, a non-cash tax provision of $21 million. This provision resulted from $56 million of unrealized gains recorded in OCI due to an increase in the fair value of certain investments in auction rate securities.
The Company has a net deferred tax asset that is subject to a full valuation allowance. Typically, in accordance with GAAP, the reversal of a valuation allowance on a net deferred tax asset reduces any tax provision generated. However, under GAAP, an exception to the above described tax accounting is applicable when a company has the following: (1) a net deferred tax asset that is subject to valuation allowance, (2) an income statement loss and (3) net gains in OCI. In this situation, tax benefits derived from the presence of net gains held in OCI are required to be included in income from operations.
The Company met all three of these conditions in the fourth quarter of 2009. As a result, the $21 million tax benefit resulting from the reversal of the valuation allowance was recorded in income from operations rather than as an offset to the $21 million tax provision recorded in OCI. Accordingly, in connection with the sale of the Company’s final investments in auction rate securities, the Company recorded a $21 million special non-cash tax charge in 2011, which recognizes in the statement of operations the tax provision recorded in OCI.

In addition, for the year ended December 31, 2011, the Company recognized an Alternative Minimum Tax liability (“AMT”) credit of $2 million resulting from its elections under applicable sections of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. The Company did not record any additional federal income tax expense, and state income tax expense related to certain states where NOLs may be limited or unavailable to be used was nominal.
For the year ended December 31, 2010, the Company did not record federal income tax expense, and state income tax expense related to certain states where NOLs may be limited or unavailable to be used was nominal.
For the year ended December 31, 2009, the Company recorded a special tax benefit of $38 million. Of this amount, $21 million was due to the non-cash income tax benefit related to gains recorded within OCI during 2009 described above. In addition, for the year ended December 31, 2009, the Company recorded a $14 million benefit related to a legislation change allowing the Company to carry back 100% of 2008 AMT net operating losses, resulting in the recovery of AMT amounts paid in prior years. The Company also recognized a $3 million tax benefit related to the reversal of the deferred tax liability associated with the indefinite lived intangible assets that were impaired during 2009.
The components of the provision (benefit) for income taxes are as follows (in millions):

	Year Ended December 31,
	2011	2010	2009
Current provision:
Federal	$—	$—	$—
State	—	—	—

Total current	—	—	—
Deferred provision (benefit):
Federal	19	—	(38)
State	—	—	—

Total deferred	19	—	(38)

Provision (benefit) for income taxes	$19	$—	$(38)

Income tax expense (benefit) differs from amounts computed at the federal statutory income tax rate as follows (in millions):

	Year Ended December 31,
	2011	2010	2009
Income tax expense (benefit) at the federal statutory income tax rate	$32	$176	$(85)
Book expenses not deductible for tax purposes	12	14	17
State income tax expense, net of federal income tax expense (benefit)	2	12	(6)
Change in valuation allowance	(46)	(202)	74
AMT benefit	(2)	—	(14)
Allocation to other comprehensive income	21	—	(21)
Long-lived intangibles	—	—	(3)

Total	$19	$—	$(38)

Effective tax rate	21.0%	—%	(15.7)%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2011 and 2010 are as follows (in millions):

	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$708	$701
Property, plant and equipment	42	38
Investments	3	(3)
Financing transactions	37	27
Employee benefits	319	322
Dividend Miles awards	132	120
AMT credit carryforward	23	25
Other deferred tax assets	114	71
Valuation allowance	(408)	(430)

Net deferred tax assets	970	871

Deferred tax liabilities:
Depreciation and amortization	764	642
Sale and leaseback transactions and deferred rent	106	127
Leasing transactions	62	59
Long-lived intangibles	25	25
Other deferred tax liabilities	27	33

Total deferred tax liabilities	984	886

Net deferred tax liabilities	14	15

Less: current deferred tax liabilities	—	—

Non-current deferred tax liabilities	$14	$15

The reason for significant differences between taxable and pre-tax book income primarily relates to depreciation on fixed assets, employee pension and postretirement benefit costs, employee-related accruals and leasing transactions.
The Company files tax returns in the U.S. federal jurisdiction, and in various states and foreign jurisdictions. All federal and state tax filings for US Airways Group and its subsidiaries for fiscal years through December 31, 2010 have been timely filed. There are currently no federal audits and three state audits in process. The Company’s federal income tax year 2007 was closed by operation of the statute of limitations expiring, and there were no extensions filed. The Company files tax returns in 44 states, and its major state tax jurisdictions are Arizona, California, Pennsylvania and North Carolina. Tax years up to 2006 for these state tax jurisdictions are closed by operation of the statute of limitations expiring. Extensions for two states have been filed.
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
6. Risk Management and Financial Instruments
The Company’s economic prospects are heavily dependent upon two variables it cannot control: the health of the economy and the price of fuel. Due to the discretionary nature of business and leisure travel spending, airline industry revenues are heavily influenced by the condition of the U.S. economy and economies in other regions of the world. Unfavorable conditions in these broader economies have resulted, and may result in the future, in decreased passenger demand for air travel and changes in booking practices, both of which in turn have had, and may have in the future, a strong negative effect on the Company’s revenues. Similarly, significant uncertainty continues to exist regarding the economic conditions driving passenger demand and whether airlines will have the ability to maintain or increase fares at levels sufficient to absorb high fuel prices. These factors could impact the Company’s results of operations, financial performance and liquidity.
(a) Fuel Price Risk
Since the third quarter of 2008, the Company has not entered into any new transactions to hedge its fuel consumption, and the Company has not had any fuel hedging contracts outstanding since the third quarter of 2009.

The following table details the Company’s loss (gain) on fuel hedging instruments, net (in millions):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2011	2010	2009
Realized loss	$—	$—	$382
Unrealized gain	—	—	(375)

Loss on fuel hedging instruments, net	$—	$—	$7

The unrealized gains in 2009 were related to the reversal of prior period unrealized losses due to contracts settling in 2009.
(b) Credit Risk
Investments in Marketable Securities
During 2011, the Company sold its remaining investments in auction rate securities for cash proceeds of $52 million, resulting in the reversal of $3 million of prior period net unrealized gains from other comprehensive income and $2 million of realized losses recorded in other nonoperating expense, net. With this sale, the Company has now liquidated its entire investment in auction rate securities.
During 2010, the Company sold certain investments in auction rate securities for cash proceeds of $145 million, resulting in $53 million of net realized gains recorded in other nonoperating expense, net, of which $52 million represents the reclassification of prior period net unrealized gains from other comprehensive income as determined on a specific-identification basis. Additionally, the Company recorded net unrealized losses of $1 million in other comprehensive income related to the decline in fair value of certain investments in auction rate securities, which offset previously recognized unrealized gains.
During 2009, the Company sold certain investments in auction rate securities for cash proceeds of $32 million. Additionally, the Company recorded net unrealized gains of $58 million in other comprehensive income related to the increase in fair value of certain investments in auction rate securities, as well as $10 million in other-than-temporary impairment charges recorded in other nonoperating expense, net related to the decline in fair value of certain investments in auction rate securities.
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
(c) Interest Rate Risk
The Company has exposure to market risk associated with changes in interest rates related primarily to its variable rate debt obligations. Interest rates on $2.77 billion principal amount of long-term debt as of December 31, 2011 are subject to adjustment to reflect changes in floating interest rates. The weighted average effective interest rate on the Company’s variable rate debt was 3.5% at December 31, 2011.
The fair value of the Company’s long-term debt and capital lease obligations was approximately $4.23 billion and $4.37 billion at December 31, 2011 and 2010, respectively. The fair values were estimated using quoted market prices where available. For long-term debt not actively traded, fair values were estimated using a discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

7. Fair Value Measurements
The accounting guidance for fair value measurements, included in FASB ASC Topic 320, Investments — Debt and Equity Securities, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. This accounting guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, this accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1.	Observable inputs such as quoted prices in active markets;

Level 2.	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3.	Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.
Assets measured at fair value on a recurring basis are as follows (in millions):

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs	Valuation
	Fair Value	(Level 1)	(Level 2)	(Level 3)	Technique
At December 31, 2011
Investments in marketable securities (noncurrent)	$—	$—	$—	$—	—
At December 31, 2010
Investments in marketable securities (noncurrent)	$57	$—	$—	$57	(1)

(1)
At December 31, 2010, the Company estimated the fair value of its auction rate securities based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, passing a future auction, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. As of December 31, 2011, the Company has liquidated its entire investment in auction rate securities. Refer to Note 6(b) for further discussion of the Company’s investments in marketable securities.

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (in millions):

Investments in
Marketable
Securities
(Noncurrent)
Balance at December 31, 2009	$203
Sales of marketable securities	(145)
Net unrealized losses recorded to other comprehensive income	(1)

Balance at December 31, 2010	57
Sales of marketable securities	(52)
Reversal of net unrealized gains recorded to other comprehensive income	(3)
Losses recorded to other nonoperating expense, net	(2)

Balance at December 31, 2011	$—

8. Employee Pension and Benefit Plans
Substantially all of the Company’s employees meeting certain service and other requirements are eligible to participate in various pension, medical, dental, life insurance, disability and survivorship plans.
(a) Defined Benefit and Other Postretirement Benefit Plans
The following table sets forth changes in the fair value of plan assets, benefit obligations and the funded status of the plans and the amounts recognized in the Company’s consolidated balance sheets as of December 31, 2011 and 2010 (in millions).

	Defined Benefit Pension Plans		Other Postretirement Benefits
	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2011	2010
Fair value of plan assets at beginning of period	$40	$38	$—	$—
Actual return on plan assets	—	5	—	—
Employer contributions	1	—	8	14
Plan participants’ contributions	—	—	16	16
Gross benefits paid	(2)	(3)	(24)	(30)

Fair value of plan assets at end of period	39	40	—	—

Benefit obligation at beginning of period	61	57	156	143
Service cost	1	1	3	3
Interest cost	3	3	8	8
Plan participants’ contributions	—	—	16	16
Actuarial loss	11	3	14	16
Gross benefits paid	(2)	(3)	(24)	(30)

Benefit obligation at end of period	74	61	173	156

Funded status of the plan	$(35)	$(21)	$(173)	$(156)

Liability recognized in the consolidated balance sheet	$(35)	$(21)	$(173)	$(156)

Net actuarial loss (gain) recognized in accumulated other comprehensive income	$21	$8	$(23)	$(40)

The Company maintains two defined benefit pension plans sponsored by Piedmont. Piedmont closed one plan to new participants in 2002 and froze the accrued benefits for the other plan for all participants in 2003. The aggregate accumulated benefit obligations, projected benefit obligations and plan assets were $68 million, $74 million and $39 million as of December 31, 2011 and $56 million, $61 million and $40 million as of December 31, 2010, respectively.
The following table presents the weighted average assumptions used to determine benefit obligations:

	Defined Benefit Pension Plans		Other Postretirement Benefits
	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2011	2010
Discount rate	4.25%	5.25%	4.13%	4.93%
Rate of compensation increase	4%	4%	—	—
As of December 31, 2011 and 2010, the Company discounted its pension obligations based on the current rates earned on high quality Aa rated long-term bonds.
The Company assumed discount rates for measuring its other postretirement benefit obligations, based on a hypothetical portfolio of high quality corporate bonds denominated in U.S. currency (Aa rated, non-callable or callable with make-whole provisions), for which the timing and cash outflows approximate the estimated benefit payments of the other postretirement benefit plans.

As of December 31, 2011, the assumed health care cost trend rates are 8.5% in 2012 and 8% in 2013, decreasing to 5% in 2019 and thereafter. As of December 31, 2010, the assumed health care cost trend rates were 9% in 2011 and 8.5% in 2012, decreasing to 5% in 2019 and thereafter. The assumed health care cost trend rates could have a significant effect on amounts reported for retiree health care plans. A one-percentage point change in the health care cost trend rates would have the following effects on other postretirement benefits as of December 31, 2011 (in millions):

	1% Increase	1% Decrease
Effect on total service and interest costs	$1	$(1)
Effect on postretirement benefit obligation	16	(12)
Weighted average assumptions used to determine net periodic benefit cost were as follows:

	Defined Benefit Pension Plans			Other Postretirement Benefits
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2011	2010	2009	2011	2010	2009
Discount rate	5.25%	5.5%	5.5%	4.93%	5.51%	5.98%
Expected return on plan assets	7.5%	7.5%	8%	—	—	—
Rate of compensation increase	4%	4%	4%	—	—	—
Components of the net and total periodic cost for pension and other postretirement benefits are as follows (in millions):

	Defined Benefit Pension Plans			Other Postretirement Benefits
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2011	2010	2009	2011	2010	2009
Service cost	$1	$1	$1	$3	$3	$2
Interest cost	3	3	3	8	8	9
Expected return on plan assets	(3)	(3)	(3)	—	—	—
Amortization of actuarial loss (gain) (1)	—	—	1	(3)	(4)	(6)

Total periodic costs	$1	$1	$2	$8	$7	$5

(1)
The estimated net actuarial loss for defined benefit and other postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2012 is less than $1 million.

In 2012, the Company expects to contribute $13 million to its other postretirement plans. No contributions are expected in 2012 for the Company’s defined benefit plans. The following benefits, which reflect expected future service, as appropriate, are expected to be paid from the defined benefit and other postretirement plans (in millions):

		Other
		Postretirement
	Defined Benefit	Benefits before
	Pension Plans	Medicare Subsidy	Medicare Subsidy
2012	$2	$13	$—
2013	2	13	—
2014	2	12	—
2015	3	12	—
2016	3	12	—
2017 to 2021	17	66	(2)
The Company assumed that its pension plans’ assets would generate a long-term rate of return of 7.5% at December 31, 2011. The expected long-term rate of return assumption was developed by evaluating input from the plans’ investment consultants, including their review of asset class return expectations and long-term inflation assumptions.

The Company’s overall investment strategy is to achieve long-term investment growth. The Company’s targeted asset allocation as of December 31, 2011 is approximately 65% equity securities and 35% fixed-income securities. Equity securities primarily include mutual funds invested in large-cap, mid-cap and small-cap U.S. and international companies. Fixed-income securities primarily include mutual funds invested in U.S. treasuries and corporate bonds. The Company believes that its long-term asset allocation on average will approximate the targeted allocation. The Company regularly reviews its actual asset allocation and periodically rebalances its investments to its targeted allocation when considered appropriate.
The fair value of pension plan assets by asset category is as follows (in millions):

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
At December 31, 2011
Mutual funds	$39	$39	$—	$—
At December 31, 2010
Mutual funds	$40	$40	$—	$—
As of December 31, 2011, the plan’s mutual funds were invested 53% in equity securities of large-cap, mid-cap and small-cap U.S. companies, 35% in U.S. treasuries and corporate bonds and 12% in equity securities of international companies.
As of December 31, 2010, the plan’s mutual funds were invested 54% in equity securities of large-cap, mid-cap and small cap U.S. companies, 33% in U.S. treasuries and corporate bonds and 13% in equity securities of international companies.
The mutual fund shares are classified as Level 1 instruments and valued at quoted prices in an active market exchange, which represents the net asset value of shares held by the pension plan.
(b) Defined Contribution and Multiemployer Plans
The Company sponsors several defined contribution plans which cover a majority of its employee groups. The Company makes contributions to these plans based on the individual plan provisions, including an employer non-discretionary contribution and an employer match. These contributions are generally made based upon eligibility, eligible earnings and employee group. Expenses related to these plans were $79 million, $81 million and $76 million for the years ended December 31, 2011, 2010 and 2009, respectively.
Pursuant to the Company’s collective bargaining agreements with the International Association of Machinists & Aerospace Workers (“IAM”), the Company makes contributions for eligible employees to the IAM National Pension Fund, Employer Identification No. 51-6031295 and Plan No. 002 (the “IAM Pension Fund”). The IAM Pension Fund reported that its Pension Protection Act of 2006 certification filed in March 2011 with the IRS shows that it qualified for Green Zone Status, as it was at least 80% funded. Expenses related to contributions to this plan were $24 million, $21 million and $22 million for the years ended December 31, 2011, 2010 and 2009, respectively. The Company’s contributions for the year ended December 31, 2010, the most recent period for which annual IAM Pension Fund information was available, represented approximately 6% of total employer plan contributions. The Company’s collective bargaining agreements with the IAM became amendable on December 31, 2011.
(c) Postemployment Benefits
The Company provides certain postemployment benefits to its employees. These benefits include disability-related and workers’ compensation benefits for certain employees. The Company accrues for the cost of such benefit expenses once an appropriate triggering event has occurred.
(d) Profit Sharing Plans
Most non-executive employees of US Airways are eligible to participate in a profit sharing plan. Awards are paid as a lump sum after the end of each fiscal year. The Company recorded $12 million and $47 million for profit sharing in 2011 and 2010, respectively, which is recorded in salaries and related costs on the consolidated statement of operations and included in accrued compensation and vacation on the consolidated balance sheet. In 2009, no amounts were recorded for profit sharing.

9. Commitments and Contingencies
(a) Commitments to Purchase Flight Equipment and Maintenance Services
Aircraft and Engine Purchase Commitments
US Airways has definitive purchase agreements with Airbus for the acquisition of 134 aircraft, including 97 single-aisle A320 family aircraft and 37 widebody aircraft (comprised of 22 A350 XWB aircraft and 15 A330-200 aircraft). Since 2008, when deliveries commenced under the purchase agreements, US Airways has taken delivery of 46 aircraft through December 31, 2011, which includes four A320 aircraft, 35 A321 aircraft and seven A330-200 aircraft. US Airways plans to take delivery of 12 A321 aircraft in 2012, with the remaining 46 A320 family aircraft scheduled to be delivered between 2013 and 2015. In addition, US Airways plans to take delivery of the eight remaining A330-200 aircraft in 2013 and 2014. Deliveries of the 22 A350 XWB aircraft are scheduled to begin in 2017 and extend through 2019.
US Airways has agreements for the purchase of eight new IAE V2500-A5 spare engines scheduled for delivery through 2014 for use on the A320 family fleet, three new Trent 700 spare engines scheduled for delivery through 2013 for use on the A330-200 fleet and three new Trent XWB spare engines scheduled for delivery in 2017 through 2019 for use on the A350 XWB aircraft. US Airways has taken delivery of two of the Trent 700 spare engines and two of the V2500-A5 spare engines through December 31, 2011.
Under all of the Company’s aircraft and engine purchase agreements, the Company’s total future commitments as of December 31, 2011 are expected to be approximately $5.38 billion through 2019 as follows: $656 million in 2012, $1.16 billion in 2013, $937 million in 2014, $448 million in 2015, $107 million in 2016 and $2.07 billion thereafter, which includes predelivery deposits and payments. The Company has financing commitments for all Airbus aircraft scheduled for delivery in 2012.
(b) Leases
The Company leases certain aircraft, engines and ground equipment, in addition to the majority of its ground facilities and terminal space. As of December 31, 2011, the Company had 294 aircraft under operating leases, with remaining terms ranging from five months to approximately 12 years. Airports are utilized for flight operations under lease arrangements with the municipalities or agencies owning or controlling such airports. Substantially all leases provide that the lessee must pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. Some leases also include renewal and purchase options.
As of December 31, 2011, obligations under noncancellable operating leases for future minimum lease payments were as follows (in millions):

2012	$1,018
2013	853
2014	737
2015	629
2016	572
Thereafter	2,232

Total minimum lease payments	$6,041

For the years ended December 31, 2011, 2010 and 2009, rental expense under operating leases was $1.24 billion, $1.26 billion and $1.29 billion, respectively.

(c) Off-balance Sheet Arrangements
US Airways has 36 owned aircraft, 114 leased aircraft and three leased engines, which were financed with pass through trust certificates, or EETCs, issued by pass through trusts. These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of flight equipment. Rather than finance each aircraft separately when such aircraft is purchased, delivered or refinanced, these trusts allowed US Airways to raise the financing for several aircraft at one time and place such funds in escrow pending the purchase, delivery or refinancing of the relevant aircraft. The trusts were also structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to US Airways.
Each trust covered a set amount of aircraft scheduled to be delivered or refinanced within a specific period of time. At the time of each covered aircraft financing, the relevant trust used the funds in escrow to purchase equipment notes relating to the financed aircraft. The equipment notes were issued, at US Airways’ election, in connection with a mortgage financing of the aircraft or by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leased the aircraft to US Airways. In both cases, the equipment notes are secured by a security interest in the aircraft. The pass through trust certificates are not direct obligations of, nor are they guaranteed by, the Company or US Airways. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of US Airways. As of December 31, 2011, $1.28 billion associated with these mortgage financings is reflected as debt in the accompanying consolidated balance sheet.
With respect to leveraged leases, US Airways evaluated whether the leases had characteristics of a variable interest entity. US Airways concluded the leasing entities met the criteria for variable interest entities. US Airways generally is not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates US Airways to absorb decreases in value or entitles US Airways to participate in increases in the value of the aircraft. US Airways does not provide residual value guarantees to the bondholders or equity participants in the trusts. Each lease does have a fixed price purchase option that allows US Airways to purchase the aircraft near the end of the lease term. However, the option price approximates an estimate of the aircraft’s fair value at the option date. Under this feature, US Airways does not participate in any increases in the value of the aircraft. US Airways concluded it was not the primary beneficiary under these arrangements. Therefore, US Airways accounts for its EETC leveraged lease financings as operating leases. US Airways’ total future obligations under these leveraged lease financings are $2.67 billion as of December 31, 2011, which are included in the future minimum lease payments table in (b) above.
(d) Regional Jet Capacity Purchase Agreements
US Airways has entered into capacity purchase agreements with certain regional jet operators. The capacity purchase agreements provide that all revenues, including passenger, mail and freight revenues, go to US Airways. In return, US Airways agrees to pay predetermined fees to these airlines for operating an agreed-upon number of aircraft, without regard to the number of passengers on board. In addition, these agreements provide that certain variable costs, such as airport landing fees and passenger liability insurance, will be reimbursed 100% by US Airways. US Airways controls marketing, scheduling, ticketing, pricing and seat inventories. The regional jet capacity purchase agreements have expirations from 2014 to 2020. The future minimum noncancellable commitments under the regional jet capacity purchase agreements are $1.06 billion in 2012, $997 million in 2013, $995 million in 2014, $854 million in 2015, $526 million in 2016 and $741 million thereafter. These commitments are estimates of costs based on assumed minimum levels of flying under the capacity purchase agreements and the Company’s actual payments could differ materially. These commitments include the portion of the Company’s future obligations related to aircraft deemed to be leased of approximately $300 million in 2012, $300 million in 2013, $290 million in 2014, $250 million in 2015, $140 million in 2016 and $230 million thereafter.

(e) Legal Proceedings
The Company is party to an arbitration proceeding relating to a grievance brought by its pilots union to the effect that, retroactive to January 1, 2010, this work group was entitled to a significant increase in wages by operation of the applicable collective bargaining agreement. The arbitrator has issued a decision in the Company’s favor, and the union has requested an additional conference with the arbitrator regarding the decision which is scheduled for March 6, 2012. The Company believes that the union’s position is without merit and that the possibility of an adverse outcome is remote.
On April 21, 2011, US Airways filed an antitrust lawsuit against Sabre Holdings Corporation, Sabre Inc. and Sabre Travel International Limited (collectively, “Sabre”) in Federal District Court for the Southern District of New York. The lawsuit alleges, among other things, that Sabre has engaged in anticompetitive practices that illegally restrain US Airways’ ability to distribute its products to its customers. The lawsuit also alleges that these actions have prevented US Airways from employing new competing technologies and have allowed Sabre to continue to charge US Airways supracompetitive fees. The lawsuit seeks both injunctive relief and money damages. Sabre filed a motion to dismiss the case, which the court denied in part and granted in part in September 2011 allowing two of the four counts in the complaint to proceed. The Company intends to pursue these claims vigorously, but there can be no assurance of the outcome of this litigation.
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
(f) Guarantees and Indemnifications
US Airways guarantees the payment of principal and interest on certain special facility revenue bonds issued by municipalities to build or improve certain airport and maintenance facilities which are leased to US Airways. Under such leases, US Airways is required to make rental payments through 2023, sufficient to pay maturing principal and interest payments on the related bonds. As of December 31, 2011, the remaining lease payments guaranteeing the principal and interest on these bonds are $113 million, of which $27 million of these obligations is accounted for as a capital lease and reflected as debt in the accompanying consolidated balance sheet.
US Airways assigned to Delta a lease agreement with the Port Authority of New York and New Jersey related to the East End Terminal at LaGuardia airport. A portion of the rental payments under the lease are used to repay special revenue bonds issued by the Port Authority. The revenue bonds have a final scheduled maturity in 2015 and had an outstanding principal amount of approximately $79 million at December 31, 2011. Pursuant to the terms of the lease assignment, US Airways remains contingently liable for Delta’s obligations, as assignee, under the lease agreement in the event Delta fails to perform such obligations including, without limitation, the payment of all rentals and other amounts due under the lease agreement. US Airways has the right to cure any failure by Delta to perform its obligations under the lease agreement and, in addition, US Airways has the right to reoccupy the terminal if it so chooses to cure any such default.
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

10. Other Comprehensive Income (Loss)
The Company’s other comprehensive income (loss) consisted of the following (in millions):

	Year Ended December 31,
	2011	2010	2009
Net income (loss)	$71	$502	$(205)
Reversal of tax provision in other comprehensive income	21	—	—
Reversal of net unrealized gains on sale of available-for-sale securities	(3)	—	—
Recognition of net realized gains on sale of available-for-sale securities	—	(52)	—
Net unrealized gains (losses) on available-for-sale securities, net of tax expense of $21 million in 2009	—	(1)	35
Pension and other postretirement benefits	(30)	(23)	(10)

Total comprehensive income (loss)	$59	$426	$(180)

The components of accumulated other comprehensive income were as follows (in millions):

	December 31,	December 31,
	2011	2010
Pension and other postretirement benefits	$2	$32
Available-for-sale securities	—	(18)

Accumulated other comprehensive income	$2	$14

11. Supplemental Cash Flow Information
Supplemental disclosure of cash flow information and non-cash investing and financing activities are as follows (in millions):

	Year Ended December 31,
	2011	2010	2009
Non-cash transactions:
Interest payable converted to debt	$31	$40	$40
Note payables issued for aircraft purchases	—	118	333
Net unrealized loss (gain) on available-for-sale securities	—	1	(58)
Prepayment applied to equipment purchase deposits	—	(38)	—
Deposit applied to principal repayment on debt	—	(31)	—
Debt extinguished from sale of aircraft	—	—	(251)
Maintenance payable converted to debt	—	—	8
Cash transactions:
Interest paid, net of amounts capitalized	209	225	195
Income taxes paid	1	1	—

12. Operating Segments and Related Disclosures
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
Information concerning operating revenues in principal geographic areas is as follows (in millions):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2011	2010	2009
United States	$9,709	$9,158	$8,285
Foreign	3,346	2,750	2,173

Total	$13,055	$11,908	$10,458

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

14. Stock-based Compensation
In June 2011, the stockholders of the Company approved the 2011 Incentive Award Plan (the “2011 Plan”). The 2011 Plan replaces and supersedes the 2008 Equity Incentive Plan (the “2008 Plan”). No additional awards will be made under the 2008 Plan. Awards may be in the form of an option, restricted stock award, restricted stock unit award, performance award, dividend equivalents award, deferred stock award, deferred stock unit award, stock payment award or stock appreciation right.
The 2011 Plan authorizes the grant of awards for the issuance of 15,157,626 shares plus any shares that are forfeited or lapse unexercised from the 2008 Plan and the 2005 Equity Incentive Plan (collectively “Prior Plans”) after June 10, 2011. Further, no more than 12,500,000 shares plus any full value shares that are forfeited from the Prior Plans may be granted as full value awards. A full value award is any award other than an option, stock appreciation right or award for which the intrinsic value is paid upon exercise. Cash-settled awards do not reduce the number of shares available for issuance under the 2011 Plan. Shares underlying stock awards granted under the 2011 Plan that are forfeited or expire without the shares being issued are again available to be issued under the 2011 Plan. Any shares (i) tendered by a participant or withheld by the Company for payment of the exercise price under an option (ii) tendered by a participant or withheld by the Company to satisfy any tax withholding obligation with respect to an award and (iii) subject to a stock appreciation right that are not issued upon exercise will not be available for future grants of awards under the 2011 Plan. In addition, the cash proceeds from option exercises will not be used to repurchase shares on the open market for reuse under the 2011 Plan.
The Company’s net income (loss) for the years ended December 31, 2011, 2010 and 2009 included $5 million, $31 million and $23 million, respectively, of stock-based compensation costs. Stock-based compensation costs related to stock-settled awards were $8 million, $13 million and $20 million in 2011, 2010 and 2009, respectively. Stock-based compensation costs related to cash-settled awards were a credit of $3 million in 2011 and an expense of $18 million and $3 million in 2010 and 2009, respectively.
Restricted Stock Unit Awards — As of December 31, 2011, the Company has outstanding restricted stock unit awards with service conditions and a three-year vesting period. The grant-date fair value of restricted stock unit awards is equal to the market price of the underlying shares of common stock on the date of grant and is expensed on a straight-line basis over the vesting period for the entire award. Stock-settled restricted stock unit awards (“RSUs”) are classified as equity awards as the vesting results in the issuance of shares of the Company’s common stock. Cash-settled restricted stock unit awards (“CRSUs”) are classified as liability awards as the vesting results in payment of cash by the Company.
RSU award activity for all plans for the years ending December 31, 2011, 2010 and 2009 is as follows (shares in thousands):

		Weighted
	Number of	Average Grant-
	Shares	Date Fair Value
Nonvested balance at December 31, 2008	724	$17.10
Granted	280	3.44
Vested and released	(512)	15.03
Forfeited	(29)	15.76

Nonvested balance at December 31, 2009	463	$11.22
Granted	84	9.14
Vested and released	(303)	15.35
Forfeited	(1)	11.37

Nonvested balance at December 31, 2010	243	$7.99
Granted	601	7.99
Vested and released	(188)	8.40
Forfeited	(1)	8.84

Nonvested balance at December 31, 2011	655	$7.88

As of December 31, 2011, there were $4 million of total unrecognized compensation costs related to RSUs. These costs are expected to be recognized over a weighted average period of 1.3 years. The total fair value of RSUs vested during each of 2011, 2010 and 2009 was $2 million, respectively.

CRSU award activity for all plans for the year ending December 31, 2011 is as follows (shares in thousands):

		Weighted
	Number of	Average
	Shares	Fair Value
Nonvested balance at December 31, 2010	—	$—
Granted	1,039	8.14
Vested and released	—	—
Forfeited	(39)	7.42

Nonvested balance at December 31, 2011	1,000	$5.07

As of December 31, 2011, the liability related to CRSUs was $1 million, which will continue to be remeasured at fair value at each reporting date until all awards are vested. As of December 31, 2011, the total unrecognized compensation expense for CRSUs was $4 million and is expected to be recognized over a weighted average period of 1.3 years.
Stock Options and Stock Appreciation Rights — Stock options and stock appreciation rights are granted with an exercise price equal to the underlying common stock’s fair value at the date of each grant. Stock options and stock appreciation rights have service conditions, become exercisable over a three-year vesting period and expire if unexercised at the end of their term, which ranges from seven to 10 years. Stock options and stock-settled stock appreciation rights (“SARs”) are classified as equity awards as the exercise results in the issuance of shares of the Company’s common stock. Cash-settled stock appreciation rights (“CSARs”) are classified as liability awards as the exercise results in payment of cash by the Company.
Stock option and SAR award activity for all plans for the years ending December 31, 2011, 2010 and 2009 is as follows (stock options and SARs in thousands):

			Weighted
			Average
	Stock	Weighted	Remaining	Aggregate
	Options	Average	Contractual Term	Intrinsic Value
	and SARs	Exercise Price	(years)	(In millions)
Balance at December 31, 2008	8,375	$20.02
Granted	3,286	3.23
Exercised	—	—
Forfeited	(312)	11.92
Expired	(491)	35.95

Balance at December 31, 2009	10,858	$14.44
Granted	562	7.77
Exercised	(1,002)	5.73
Forfeited	(51)	7.12
Expired	(410)	34.32

Balance at December 31, 2010	9,957	$14.09
Granted	986	7.92
Exercised	(128)	7.47
Forfeited	(27)	7.44
Expired	(254)	23.26

Balance at December 31, 2011	10,534	$13.38	4.6	$5.5
Vested or expected to vest at December 31, 2011	10,489	$13.41	4.6	$5.5
Exercisable at December 31, 2011	8,128	$15.62	4.4	$3.5

CSAR award activity for all plans for the years ending December 31, 2011, 2010 and 2009 is as follows (CSARs in thousands):

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual Term	Intrinsic Value
	CSARs	Exercise Price	(years)	(In millions)
Balance at December 31, 2008	—	$—
Granted	4,645	3.10
Exercised	—	—
Forfeited	(232)	3.10
Expired	—	—

Balance at December 31, 2009	4,413	$3.10
Granted	1,865	7.42
Exercised	(1,028)	3.10
Forfeited	(196)	4.15
Expired	—	—

Balance at December 31, 2010	5,054	$4.65
Granted	1,484	8.14
Exercised	(395)	3.44
Forfeited	(219)	5.47
Expired	(8)	7.42

Balance at December 31, 2011	5,916	$5.58	5.0	$5.4
Vested or expected to vest at December 31, 2011	5,852	$5.55	5.0	$5.4
Exercisable at December 31, 2011	2,064	$4.33	4.5	$2.9
The fair value of stock options and stock appreciation rights is determined at the grant date using a Black-Scholes option pricing model, which requires several assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the award at the time of grant. The dividend yield is assumed to be zero as the Company does not pay dividends and has no current plans to do so in the future. The volatility is based on the historical volatility of the Company’s common stock over a time period equal to the expected term of the award. The expected term of the award is based on the historical experience of the Company. Stock options and stock appreciation rights are expensed on a straight-line basis over the vesting period for the entire award.
The per share weighted-average grant-date fair value of stock appreciation rights granted and the weighted-average assumptions used for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Year Ended
	December 31,	December 31,	December 31,
	2011	2010	2009
Weighted average fair value	$5.65	$4.93	$1.84
Risk free interest rate	1.6%	2.4%	1.3%
Expected dividend yield	—	—	—
Expected term	4.0 years	5.0 years	3.0 years
Volatility	102%	81%	92%
As of December 31, 2011, there were $6 million of total unrecognized compensation costs related to SARs. These costs are expected to be recognized over a weighted average period of 0.8 years. The total intrinsic value of stock options and SARs exercised during the years ended December 31, 2011 and 2010 was $0.2 million and $5 million, respectively. There were no stock options or SARs exercised during 2009.
As of December 31, 2011, the weighted average fair value of outstanding CSARs was $2.58 per share and the related liability was $9 million. These CSARs will continue to be remeasured at fair value at each reporting date until all awards are settled. As of December 31, 2011, the total unrecognized compensation expense for CSARs was $6 million and is expected to be recognized over a weighted average period of 0.8 years. Total cash paid for CSARs exercised during the years ended December 31, 2011 and 2010 was $2 million and $6 million, respectively. There were no CSARs exercised during 2009.

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
As of December 31, 2011, there were no unrecognized compensation costs related to stock options granted to pilots as the stock options were fully vested on the grant date. As of December 31, 2011, there were 0.6 million pilot stock options outstanding at a weighted average exercise price of $34.70 and a weighted average remaining contractual term of 0.6 years. No pilot stock options were exercised in 2011, 2010 or 2009 and 0.2 million stock options expired during 2011.
15. Valuation and Qualifying Accounts (in millions)

	Balance at			Balance at
	Beginning			End
Description	of Period	Additions	Deductions	of Period
Allowance for doubtful receivables:
Year ended December 31, 2011	$9	$1	$2	$8

Year ended December 31, 2010	$8	$4	$3	$9

Year ended December 31, 2009	$6	$7	$5	$8

Allowance for inventory obsolescence:
Year ended December 31, 2011	$80	$20	$15	$85

Year ended December 31, 2010	$63	$21	$4	$80

Year ended December 31, 2009	$51	$19	$7	$63

Valuation allowance on deferred tax asset, net:
Year ended December 31, 2011	$430	$—	$22	$408

Year ended December 31, 2010	$623	$—	$193	$430

Year ended December 31, 2009	$646	$—	$23	$623

16. Slot Transaction
In May 2011, US Airways Group and US Airways entered into an Amended and Restated Mutual Asset Purchase and Sale Agreement (the “Mutual APA”) with Delta. The Mutual APA amended and restated the Mutual Asset Purchase and Sale Agreement dated August 11, 2009 by and among the parties. Pursuant to the Mutual APA, Delta agreed to acquire 132 slot pairs at LaGuardia from US Airways and US Airways agreed to acquire from Delta 42 slot pairs at Washington National and the rights to operate additional daily service to Sao Paulo, Brazil in 2015, and Delta agreed to pay US Airways $66.5 million in cash. One slot equals one take-off or landing, and each pair of slots equals one round-trip flight. The Mutual APA was structured as two simultaneous asset sales.
On October 11, 2011, the U.S. Department of Transportation (“DOT”) and the Federal Aviation Administration each granted their approval to the transaction. The DOT’s approval was conditioned on the divestiture of 16 slot pairs at LaGuardia and eight slot pairs at Washington National to airlines with limited or no service at those airports as well as the full cooperation of US Airways and Delta to enable the startup of the operations by the airlines purchasing the divested slots. Additionally, to allow the airlines who purchased the divested slots to establish competitive service, the DOT prohibited US Airways and Delta from operating any of the newly acquired slots during the first 90 days after the closing date of the sale of the divested slots and from operating more than 50 percent of the total number of slots between the 91st day and 210th day following the closing date of the sale of the divested slots.
In December 2011, the slot divestitures described above were completed by Delta and on December 13, 2011, the transaction closed and ownership of the respective slots was transferred between the airlines. Accordingly as of December 31, 2011, the Company’s balance sheet reflects the transfer of the LaGuardia slots to Delta and the receipt of the Washington National slots, which are included within other intangible assets on the accompanying consolidated balance sheet. The newly acquired Washington National slots serve as collateral under the Company’s Citicorp credit facility. See Note 4(a) for discussion on the Citicorp credit facility.
The fair value of the LaGuardia slots transferred to Delta in exchange for the Washington National slots and related cash payment was $223 million, which resulted in a $147 million gain. Due to the DOT restrictions preventing operating use of the LaGuardia slots acquired by Delta, the gain was fully deferred as of December 31, 2011 and is included within other current liabilities on the accompanying consolidated balance sheet. The Company will recognize the $147 million gain in the periods in which the DOT operating restrictions lapse. The Company expects to recognize approximately $73 million of the gain in the first quarter of 2012 and $74 million in the third quarter of 2012.

17. Selected Quarterly Financial Information (unaudited)
Summarized quarterly financial information for 2011 and 2010 is as follows (in millions, except share and per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2011
Operating revenues	$2,961	$3,503	$3,436	$3,155
Operating expenses	3,000	3,326	3,256	3,047
Operating income (loss)	(39)	177	180	108
Nonoperating expenses, net	(75)	(85)	(83)	(92)
Income tax provision (benefit)	—	—	21	(2)
Net income (loss)	(114)	92	76	18
Earnings (loss) per common share:
Basic:	$(0.71)	$0.57	$0.47	$0.11
Diluted:	$(0.71)	$0.49	$0.41	$0.11
Shares used for computation (in thousands):
Basic	161,890	162,016	162,090	162,115
Diluted	161,890	202,106	201,278	163,222
2010
Operating revenues	$2,651	$3,171	$3,179	$2,907
Operating expenses	2,661	2,800	2,864	2,802
Operating income (loss)	(10)	371	315	105
Nonoperating expenses, net	(35)	(92)	(74)	(78)
Income tax provision (benefit)	—	—	1	(1)
Net income (loss)	(45)	279	240	28
Earnings (loss) per common share:
Basic:	$(0.28)	$1.73	$1.49	$0.17
Diluted:	$(0.28)	$1.41	$1.22	$0.17
Shares used for computation (in thousands):
Basic	161,115	161,292	161,464	161,776
Diluted	161,115	203,809	204,535	202,200
The Company’s 2011 and 2010 fourth quarter results were impacted by recognition of the following net special items:
Fourth quarter 2011 operating expenses included $2 million in legal costs incurred in connection with auction rate securities arbitration and $1 million in Express other special charges.
Fourth quarter 2010 operating expenses included a $6 million non-cash charge related to the decline in value of certain spare parts. Nonoperating expenses, net included an $11 million settlement gain, offset in part by $5 million in non-cash charges related to the write off of debt issuance costs.
18. Subsequent Event
In February 2012, the Company amended its co-branded credit card agreement with Barclays Bank Delaware. This amendment provides that the $200 million pre-purchase of frequent flier miles previously scheduled to reduce commencing in January 2012 will now be reduced commencing in January 2014 over a period of up to approximately two years. Refer to Note 4(d) for additional information on this agreement.

Item 8B.	Consolidated Financial Statements and Supplementary Data of US Airways, Inc.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholder
US Airways, Inc.:
We have audited the accompanying consolidated balance sheets of US Airways, Inc. and subsidiaries (US Airways) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholder’s equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of US Airways’ management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US Airways, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), US Airways’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 21, 2012 expressed an unqualified opinion on the effectiveness of US Airways’ internal control over financial reporting.
/s/ KPMG LLP
Phoenix, Arizona
February 21, 2012

US Airways, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2011, 2010 and 2009
(In millions)

	2011	2010	2009
Operating revenues:
Mainline passenger	$8,501	$7,645	$6,752
Express passenger	3,061	2,821	2,503
Cargo	170	149	100
Other	1,476	1,440	1,254

Total operating revenues	13,208	12,055	10,609
Operating expenses:
Aircraft fuel and related taxes	3,400	2,403	1,863
Loss on fuel hedging instruments, net	—	—	7
Salaries and related costs	2,272	2,244	2,165
Express expenses	3,228	2,840	2,628
Aircraft rent	646	670	695
Aircraft maintenance	679	661	700
Other rent and landing fees	555	549	560
Selling expenses	454	421	382
Special items, net	24	5	55
Depreciation and amortization	247	258	251
Other	1,269	1,223	1,181

Total operating expenses	12,774	11,274	10,487

Operating income	434	781	122
Nonoperating income (expense):
Interest income	4	13	24
Interest expense, net	(225)	(233)	(241)
Other, net	(14)	39	(83)

Total nonoperating expense, net	(235)	(181)	(300)

Income (loss) before income taxes	199	600	(178)
Income tax provision (benefit)	19	1	(38)

Net income (loss)	$180	$599	$(140)

See accompanying notes to consolidated financial statements.

US Airways, Inc.
Consolidated Balance Sheets
December 31, 2011 and 2010
(In millions, except share and per share amounts)

	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$1,940	$1,856
Accounts receivable, net	325	309
Materials and supplies, net	199	184
Prepaid expenses and other	527	480

Total current assets	2,991	2,829
Property and equipment
Flight equipment	4,441	3,985
Ground property and equipment	873	812
Less accumulated depreciation and amortization	(1,428)	(1,238)

	3,886	3,559
Equipment purchase deposits	153	123

Total property and equipment	4,039	3,682
Other assets
Other intangibles, net of accumulated amortization of $124 million and $130 million, respectively	512	443
Restricted cash	365	364
Investments in marketable securities	—	57
Other assets	209	190

Total other assets	1,086	1,054

Total assets	$8,116	$7,565

LIABILITIES & STOCKHOLDER’S EQUITY
Current liabilities
Current maturities of debt and capital leases	$420	$381
Accounts payable	305	343
Payables to related parties, net	601	626
Air traffic liability	910	861
Accrued compensation and vacation	167	236
Accrued taxes	165	149
Other accrued expenses	1,058	766

Total current liabilities	3,626	3,362
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	2,698	2,596
Deferred gains and credits, net	280	293
Postretirement benefits other than pensions	158	140
Employee benefit liabilities and other	392	394

Total noncurrent liabilities and deferred credits	3,528	3,423
Commitments and contingencies (Note 8)
Stockholder’s equity
Common stock, $1 par value, 1,000 shares issued and outstanding	—	—
Additional paid-in capital	2,445	2,445
Accumulated other comprehensive income	22	20
Accumulated deficit	(1,505)	(1,685)

Total stockholder’s equity	962	780

Total liabilities and stockholder’s equity	$8,116	$7,565

See accompanying notes to consolidated financial statements.

US Airways, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2011, 2010 and 2009
(In millions)

	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$180	$599	$(140)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	248	258	251
Loss on dispositions of property and equipment	8	7	60
Loss (gain) on sale of investments	2	(53)	—
Auction rate security impairment	—	—	10
Asset impairment	—	6	18
Non-cash tax provision (benefit)	21	—	(24)
Change in fair value of fuel hedging instruments, net	—	—	(375)
Amortization of deferred credits and rent	(46)	(46)	(49)
Amortization of debt discount and issuance costs	14	17	23
Amortization of actuarial gains	(3)	(4)	(6)
Debt extinguishment costs	3	5	6
Other	—	(2)	(8)
Changes in operating assets and liabilities:
Decrease in restricted cash	—	—	186
Decrease (increase) in accounts receivable, net	(16)	(34)	9
Increase in materials and supplies, net	(15)	(2)	(25)
Decrease (increase) in prepaid expenses and other	(47)	(41)	164
Decrease (increase) in other assets, net	(2)	17	(13)
Increase (decrease) in accounts payable	(38)	29	(79)
Increase (decrease) in payables to related parties, net	(27)	(16)	257
Increase in air traffic liability	49	83	80
Increase (decrease) in accrued compensation and vacation	(69)	65	24
Increase in accrued taxes	16	7	—
Increase (decrease) in other liabilities	162	(74)	(43)

Net cash provided by operating activities	440	821	326

Cash flows from investing activities:
Purchases of property and equipment	(581)	(187)	(677)
Purchases of marketable securities	(30)	(180)	—
Sales of marketable securities	82	325	52
Net cash proceeds from slot transaction	63	—	—
Decrease (increase) in long-term restricted cash	(1)	116	60
Proceeds from sale-leaseback transactions and dispositions of property and equipment	7	3	76

Net cash provided by (used in) investing activities	(460)	77	(489)

Cash flows from financing activities:
Repayments of debt and capital lease obligations	(659)	(679)	(391)
Proceeds from issuance of debt	764	437	747
Deferred financing costs	(14)	(9)	(10)
Other	13	—	—

Net cash provided by (used in) financing activities	104	(251)	346

Net increase in cash and cash equivalents	84	647	183
Cash and cash equivalents at beginning of year	1,856	1,209	1,026

Cash and cash equivalents at end of year	$1,940	$1,856	$1,209

See accompanying notes to consolidated financial statements.

US Airways, Inc.
Consolidated Statements of Stockholder’s Equity (Deficit)
For the Years Ended December 31, 2011, 2010 and 2009
(In millions)

			Accumulated
		Additional	Other
	Common	Paid-In	Comprehensive	Accumulated
	Stock	Capital	Income	Deficit	Total
Balance at December 31, 2008	$—	$1,845	$78	$(2,144)	$(221)
Net loss	—	—	—	(140)	(140)
Forgiveness of intercompany payable to US Airways Group	—	600	—	—	600
Net unrealized gain on available-for-sale securities, net of tax	—	—	35	—	35
Other postretirement benefits	—	—	(19)	—	(19)

Balance at December 31, 2009	—	2,445	94	(2,284)	255
Net income	—	—	—	599	599
Recognition of net realized gains on sale of available-for-sale securities	—	—	(52)	—	(52)
Net unrealized loss on available-for-sale securities	—	—	(1)	—	(1)
Other postretirement benefits	—	—	(21)	—	(21)

Balance at December 31, 2010	—	2,445	20	(1,685)	780
Net income	—	—	—	180	180
Reversal of tax provision in other comprehensive income	—	—	21	—	21
Reversal of net unrealized gains on sale of available-for-sale securities	—	—	(3)	—	(3)
Other postretirement benefits	—	—	(16)	—	(16)

Balance at December 31, 2011	$—	$2,445	$22	$(1,505)	$962

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
US Airways operates the fifth largest airline in the United States as measured by domestic revenue passenger miles (“RPMs”) and available seat miles (“ASMs”). US Airways has hubs in Charlotte, Philadelphia and Phoenix and a focus city in Washington, D.C. at Ronald Reagan Washington National Airport (“Washington National”). US Airways offers scheduled passenger service on more than 3,100 flights daily to more than 200 communities in the United States, Canada, Mexico, Europe, the Middle East, the Caribbean, and Central and South America. US Airways also has an established East Coast route network, including the US Airways Shuttle service. US Airways had approximately 53 million passengers boarding its mainline flights in 2011. During 2011, US Airways’ mainline operation provided regularly scheduled service or seasonal service at 133 airports, while the US Airways Express network served 156 airports in the United States, Canada and Mexico, including 78 airports also served by the mainline operation. US Airways Express air carriers had approximately 28 million passengers boarding their planes in 2011. As of December 31, 2011, US Airways operated 340 mainline jets and is supported by US Airways Group’s regional airline subsidiaries and affiliates operating as US Airways Express under capacity purchase agreements, which operated 233 regional jets and 50 turboprops. US Airways’ prorate carriers operated seven turboprops and seven regional jets at December 31, 2011.
As of December 31, 2011, US Airways employed approximately 31,500 active full-time equivalent employees. Approximately 84% of employees are covered by collective bargaining agreements with various labor unions. US Airways’ pilots and flight attendants are currently working under the terms of their respective US Airways or America West Airlines, Inc. (“AWA”) collective bargaining agreements, as modified by transition agreements reached in connection with the merger. In January 2012, US Airways reached a tentative agreement with the Association of Flight Attendants (“AFA”) for a single labor agreement applicable to both US Airways and AWA. This tentative agreement is subject to ratification by the AFA membership and if ratified, would become amendable five years from the date it is signed.
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
(c) Cash and Cash Equivalents
Cash equivalents consist of cash in money market securities. All highly liquid investments purchased within three months of maturity are classified as cash equivalents. Cash equivalents are stated at cost, which approximates fair value due to the highly liquid nature and short-term maturities of the underlying securities.

(d) Investments in Marketable Securities
Investments in marketable securities classified as noncurrent assets on US Airways’ consolidated balance sheet represented investments expected to be converted to cash after 12 months. US Airways’ investments in marketable securities consisted of auction rate securities, which were classified as available for sale and recorded at fair value. US Airways sold its remaining investments in auction rate securities in 2011. See Note 5(b) for more information.
(e) Restricted Cash
Restricted cash primarily includes cash collateral to secure workers’ compensation claims and credit card processing holdback requirements for advance ticket sales for which US Airways has not yet provided air transportation.
(f) Materials and Supplies, Net
Material and supplies, net includes aircraft fuel, which is recorded on a first-in, first-out basis, and aircraft spare parts and supplies, which are recorded at net realizable value based on average costs. These items are expensed when used. An allowance for obsolescence is provided for aircraft spare parts and supplies.
(g) Property and Equipment
Property and equipment are recorded at cost. Interest expense related to the acquisition of certain property and equipment, including aircraft purchase deposits, is capitalized as an additional cost of the asset or as a leasehold improvement if the asset is leased. Interest capitalized for the years ended December 31, 2011, 2010 and 2009 was $8 million, $4 million and $10 million, respectively. Property and equipment is depreciated and amortized to residual values over the estimated useful lives or the lease term, whichever is less, using the straight-line method. Costs of major improvements that enhance the usefulness of the asset are capitalized and depreciated over the estimated useful life of the asset or the modifications, whichever is less.
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

(i) Other Intangibles, Net
Other intangible assets consist primarily of trademarks, international route authorities, airport take-off and landing slots and airport gates. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The following table provides information relating to US Airways’ intangible assets subject to amortization as of December 31, 2011 and 2010 (in millions):

	2011	2010
Airport take-off and landing slots	$520	$452
Airport gate leasehold rights	47	52
Accumulated amortization	(124)	(130)

Total	$443	$374

In 2011, US Airways completed a slot transaction with Delta Air Lines, Inc. (“Delta”). Refer to Note 15 for additional information on the accounting for this transaction.
The intangible assets subject to amortization generally are amortized over 25 years for airport take-off and landing slots and over the term of the lease for airport gate leasehold rights on a straight-line basis and are included in depreciation and amortization on the consolidated statements of operations. For the years ended December 31, 2011, 2010 and 2009, US Airways recorded amortization expense of $21 million, $24 million and $25 million, respectively, related to its intangible assets. US Airways expects to record annual amortization expense of $22 million in year 2012, $22 million in year 2013, $22 million in year 2014, $22 million in year 2015, $21 million in year 2016 and $334 million thereafter related to these intangible assets.
Indefinite lived assets are not amortized but instead are reviewed for impairment annually and more frequently if events or circumstances indicate that the asset may be impaired. As of December 31, 2011 and 2010, US Airways had $39 million of international route authorities and $30 million of trademarks on its balance sheets.
US Airways performed the annual impairment test on its international route authorities and trademarks during the fourth quarter of 2011. The fair values of international route authorities were assessed using the market approach. The market approach took into consideration relevant supply and demand factors at the related airport locations as well as available market sale and lease data. For trademarks, US Airways utilized a form of the income approach known as the relief-from-royalty method. As a result of the US Airways’ annual impairment test on international route authorities and trademarks, no impairment was indicated. In 2009, US Airways recorded $16 million in non-cash impairment charges related to the decline in fair value of certain international routes. US Airways will perform its next annual impairment test on October 1, 2012.
(j) Frequent Traveler Program
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
The liability for outstanding mileage credits earned by Dividend Miles members through purchased flights includes all mileage credits that are expected to be redeemed, including mileage credits earned by members whose mileage account balances have not yet reached the minimum mileage credit level required to redeem an award. Additionally, outstanding mileage credits are subject to expiration if unused. In calculating the liability, US Airways estimates how many mileage credits will never be redeemed for travel and excludes those mileage credits from the estimate of the liability. Estimates are also made for the number of miles that will be used per award redemption and the number of travel awards that will be redeemed on partner airlines. These estimates are based on historical program experience as well as consideration of enacted program changes, as applicable. Changes in the liability resulting from members earning additional mileage credits or changes in estimates are recorded in the statement of operations.

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
As of December 31, 2011 and 2010, the incremental cost liability for outstanding mileage credits expected to be redeemed for future travel awards accrued on the consolidated balance sheets within other accrued expenses was $164 million, representing 133.5 billion mileage credits, and $149 million, representing 132.4 billion mileage credits, respectively.
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
These estimates and assumptions are based on historical program experience. The transportation component is deferred and amortized into passenger revenue on a straight-line basis over the period in which the mileage credits are expected to be redeemed for travel, which is currently estimated to be 36 months.
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
As of December 31, 2011 and 2010, US Airways had $196 million and $178 million, respectively, in deferred revenue from the sale of mileage credits included in other accrued expenses on the consolidated balance sheets. For the years ended December 31, 2011, 2010 and 2009, the marketing component of mileage sales recognized at the time of sale in other revenues was approximately $133 million, $144 million and $112 million, respectively.
US Airways adopted Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements,” on January 1, 2011, and its application has had no material impact on US Airways’ consolidated financial statements. See Note 1(t) for more information on recent accounting pronouncements.
(k) Derivative Instruments
Since the third quarter of 2008, US Airways has not entered into any new transactions to hedge its fuel consumption, and US Airways has not had any fuel hedging contracts outstanding since the third quarter of 2009. US Airways’ fuel hedging instruments did not qualify for hedge accounting. Accordingly, the derivative hedging instruments were recorded as an asset or liability on the balance sheet at fair value and any changes in fair value were recorded in the period of change as gains or losses on fuel hedging instruments, net in operating expenses in the accompanying consolidated statements of operations. See Note 5(a) for additional information on US Airways’ fuel hedging instruments.
(l) Deferred Gains and Credits, Net
Included within deferred gains and credits, net are amounts deferred and amortized into future periods associated with the sale and leaseback of property and equipment, the adjustment of leases to fair value in connection with prior period fresh-start and purchase accounting and certain vendor incentives.

(m) Revenue Recognition
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
US Airways purchases capacity, or ASMs, generated by US Airways Group’s wholly owned regional air carriers and the capacity of Air Wisconsin Airlines Corporation (“Air Wisconsin”), Republic Airline Inc. (“Republic”), Mesa Airlines, Inc. (“Mesa”), Chautauqua Airlines, Inc. (“Chautauqua”) and SkyWest Airlines, Inc. (“SkyWest”) in certain markets. US Airways Group’s wholly owned regional air carriers, Air Wisconsin, Republic, Mesa, Chautauqua and SkyWest operate regional aircraft in these markets as part of US Airways Express. US Airways classifies revenues generated from transportation on these carriers as Express passenger revenues. Liabilities related to tickets sold by US Airways for travel on these air carriers are also included in US Airways’ air traffic liability and are subsequently relieved in the same manner as described above.
US Airways collects various taxes and fees on its ticket sales. These taxes and fees are remitted to governmental authorities and are accounted for on a net basis.
Cargo Revenue
Cargo revenue is recognized when shipping services for mail and other cargo are provided.
Other Revenue
Other revenue includes checked and excess baggage charges, beverage sales, ticket change and service fees, commissions earned on tickets sold for flights on other airlines and sales of tour packages by the US Airways Vacations division, which are recognized when the services are provided. Other revenues also include processing fees for travel awards issued through the Dividend Miles frequent traveler program and the marketing component earned from selling mileage credits to partners, as discussed in Note 1(j).

(n) Maintenance and Repair Costs
Maintenance and repair costs for owned and leased flight equipment are charged to operating expense as incurred.
(o) Selling Expenses
Selling expenses include commissions, credit card fees, computerized reservations systems fees, advertising and promotional expenses. Advertising and promotional expenses are expensed when incurred. Advertising and promotional expenses for the years ended December 31, 2011, 2010 and 2009 were $11 million, $10 million and $11 million, respectively.
(p) Stock-based Compensation
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
(q) Foreign Currency Gains and Losses
Foreign currency gains and losses are recorded as part of other nonoperating expense, net in US Airways’ consolidated statements of operations. Foreign currency losses for the years ended December 31, 2011, 2010 and 2009 were $17 million, $17 million and $3 million, respectively.
(r) Other Operating Expenses
Other operating expenses includes expenses associated with ground and cargo handling, crew travel, aircraft food and catering, US Airways’ frequent flier program, passenger reaccommodation, airport security, international navigation fees and certain general and administrative expenses.
(s) Express Expenses
Expenses associated with affiliate regional airlines operating as US Airways Express are classified as Express expenses on the consolidated statements of operations. Express expenses consist of the following (in millions):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2011	2010	2009
Aircraft fuel and related taxes	$1,058	$770	$609
Salaries and related costs	23	23	23
Capacity purchases (a)	1,770	1,681	1,652
Other rent and landing fees	115	107	99
Selling expenses	175	173	154
Depreciation and amortization	1	—	—
Other expenses	86	86	91

Express expenses	$3,228	$2,840	$2,628

(a)
For the years ended December 31, 2011, 2010 and 2009, the component of capacity purchase expenses related to aircraft deemed to be leased was approximately $300 million, $320 million and $330 million, respectively.

(t) Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements.” ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. US Airways’ multiple-deliverable revenue arrangements consist principally of sales of frequent flyer program mileage credits to business partners, which are comprised of two components, transportation and marketing. See Note 1(j) for more information on US Airways’ frequent traveler program. US Airways was required to adopt and apply ASU No. 2009-13 to any new or materially modified multiple-deliverable revenue arrangements entered into on or after January 1, 2011. US Airways adopted ASU No. 2009-13 on January 1, 2011, and its application has had no material impact on US Airways’ consolidated financial statements. As of December 31, 2011, US Airways had not materially modified any of its significant multiple-deliverable revenue arrangements.
In May 2011, the FASB issued ASU No. 2011-4, “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, addresses the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy and requires additional disclosures. ASU No. 2011-4 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. US Airways does not expect the adoption of ASU No. 2011-4 to have a material impact on its consolidated financial statements.
In June 2011, the FASB issued ASU No. 2011-5, “Presentation of Comprehensive Income.” This ASU eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Upon adoption, other comprehensive income must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-5 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and must be applied retrospectively. ASU No. 2011-5 will not have a material effect on US Airways’ financial position or results of operations, but will change US Airways’ disclosures related to other comprehensive income.

2. Special Items, Net
Special items, net as shown on the consolidated statements of operations include the following charges (credits) (in millions):

	Year Ended December 31,
	2011	2010	2009
Other costs (a)	$21	$10	$6
Aviation Security Infrastructure Fee (“ASIF”) refund (b)	—	(16)	—
Severance and other charges	3	—	11
Asset impairment charges (c)	—	6	16
Aircraft costs (d)	—	5	22

Total	$24	$5	$55

(a)
In 2011, US Airways recorded net special charges of $21 million, primarily related to legal costs incurred in connection with the slot transaction with Delta that is described in Note 15 and auction rate securities arbitration. In 2010, US Airways recorded net special charges of $10 million, which included a settlement and corporate transaction costs. In 2009, US Airways incurred $6 million in costs related to the 2009 liquidity improvement program, which primarily consisted of professional and legal fees.

(b)	In 2010, US Airways recorded a $16 million refund of ASIF previously paid to the TSA during the years 2005 to 2009.

(c)
In 2010, US Airways recorded a $6 million non-cash charge related to the decline in value of certain spare parts. In 2009, US Airways recorded $16 million in non-cash impairment charges due to the decline in fair value of certain indefinite lived intangible assets associated with international routes.

(d)	In 2010 and 2009, US Airways recorded $5 million and $22 million, respectively, in aircraft costs as a result of capacity reductions.

3. Debt
The following table details US Airways’ debt (in millions). Variable interest rates listed are the rates as of December 31, 2011.

	December 31,	December 31,
	2011	2010
Secured
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.67% to 10.48%, maturing from 2012 to 2021 (a)	$1,699	$1,890
Aircraft enhanced equipment trust certificates (“EETCs”), fixed interest rates ranging from 6.25% to 11%, maturing from 2014 to 2023 (b)	1,279	809
Other secured obligations, fixed interest rate of 8%, maturing from 2018 to 2021	30	85

	3,008	2,784
Unsecured
Airbus advance, repayments through 2018 (c)	142	222
Industrial development bonds, fixed interest rate of 6.3%, interest only payments until due in 2023 (d)	29	29
Other unsecured obligations, maturing in 2012	10	23

	181	274

Total long-term debt and capital lease obligations	3,189	3,058
Less: Total unamortized discount on debt	(71)	(81)
Current maturities	(420)	(381)

Long-term debt and capital lease obligations, net of current maturities	$2,698	$2,596

(a)	The following are the significant equipment financing agreements entered into in 2011:

In 2011, US Airways borrowed $168 million to finance new Airbus aircraft deliveries. These financings bear interest at a rate of LIBOR plus an applicable margin and contain default provisions and other covenants that are typical in the industry.

(b)	The equipment notes underlying these EETCs are the direct obligations of US Airways and cover the financing of 36 aircraft. See Note 8(c) for further discussion.

In June 2011, US Airways created three pass-through trusts which issued approximately $471 million aggregate face amount of Series 2011-1 Class A, Class B and Class C Enhanced Equipment Trust Certificates in connection with the refinancing of five Airbus aircraft owned by US Airways and the financing of four new Airbus aircraft delivered in 2011 (the “2011 EETCs”). The 2011 EETCs represent fractional undivided interests in the respective pass-through trusts and are not obligations of US Airways. The net proceeds from the issuance of the 2011 EETCs were used to purchase equipment notes issued by US Airways in three series: Series A equipment notes in an aggregate principal amount of $294 million bearing interest at 7.125% per annum, Series B equipment notes in an aggregate principal amount of $94 million bearing interest at 9.75% per annum and Series C equipment notes in an aggregate principal amount of $83 million bearing interest at 10.875% per annum. Interest on the equipment notes is payable semiannually in April and October of each year and began in October 2011. Principal payments on the equipment notes are scheduled to begin in April 2012. The final payments on the Series A equipment notes, Series B equipment notes and Series C equipment notes will be due in October 2023, October 2018 and October 2014, respectively. US Airways’ payment obligations under the equipment notes are fully and unconditionally guaranteed by US Airways Group. The net proceeds from the issuance of these equipment notes were used to repay the existing debt associated with five Airbus aircraft and to finance four new Airbus aircraft delivered in 2011, with the balance used for general corporate purposes. The equipment notes are secured by liens on aircraft.

In July 2011, US Airways completed an offering of Class C certificates in the aggregate principal amount of $53 million under its Series 2010-1 EETCs. The 2010-1 Class A and B certificates originally closed in December 2010 in connection with the refinancing of owned Airbus aircraft. In connection with this offering, US Airways issued $53 million in additional equipment notes bearing interest at 11% per annum. The net proceeds from the offering will be used for general corporate purposes.

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

Secured financings are collateralized by assets, primarily aircraft, engines, simulators, rotable aircraft parts, hangar and maintenance facilities and airport take-off and landing slots. At December 31, 2011, the maturities of long-term debt and capital leases are as follows (in millions):

2012	$420
2013	364
2014	385
2015	276
2016	275
Thereafter	1,469

$3,189

Certain of US Airways’ long-term debt agreements contain significant minimum cash balance requirements and other covenants with which US Airways was in compliance at December 31, 2011. Certain of US Airways’ long-term debt agreements contain cross-default provisions, which may be triggered by defaults by US Airways under other agreements relating to indebtedness.
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
As of December 31, 2011, US Airways had approximately $1.85 billion of gross NOLs to reduce future federal taxable income. All of US Airways’ NOLs are expected to be available to reduce federal taxable income in the calendar year 2012. The NOLs expire during the years 2024 through 2031. US Airways’ net deferred tax assets, which include $1.78 billion of the NOLs, are subject to a full valuation allowance. US Airways also had approximately $79 million of tax-effected state NOLs at December 31, 2011. At December 31, 2011, the federal and state valuation allowances were $349 million and $61 million, respectively. In accordance with Generally Accepted Accounting Principles (“GAAP”), utilization of the NOLs will result in a corresponding decrease in the valuation allowance and offset US Airways’ tax provision dollar for dollar.
In connection with the sale of US Airways’ remaining investments in auction rate securities (refer to Note 5 (b)), US Airways recorded a special non-cash tax charge of $21 million in 2011. In the fourth quarter of 2009, US Airways had recorded in other comprehensive income (“OCI”), a subset of stockholder’s equity, a non-cash tax provision of $21 million. This provision resulted from $56 million of unrealized gains recorded in OCI due to an increase in the fair value of certain investments in auction rate securities.

US Airways has a net deferred tax asset that is subject to a full valuation allowance. Typically, in accordance with GAAP, the reversal of a valuation allowance on a net deferred tax asset reduces any tax provision generated. However, under GAAP, an exception to the above described tax accounting is applicable when a company has the following: (1) a net deferred tax asset that is subject to valuation allowance, (2) an income statement loss and (3) net gains in OCI. In this situation, tax benefits derived from the presence of net gains held in OCI are required to be included in income from operations.
US Airways met all three of these conditions in the fourth quarter of 2009. As a result, the $21 million tax benefit resulting from the reversal of the valuation allowance was recorded in income from operations rather than as an offset to the $21 million tax provision recorded in OCI. Accordingly, in connection with the sale of US Airways’ final investments in auction rate securities, US Airways recorded a $21 million special non-cash tax charge in 2011, which recognizes in the statement of operations the tax provision recorded in OCI.
In addition, for the year ended December 31, 2011, US Airways recognized an Alternative Minimum Tax liability (“AMT”) credit of $2 million resulting from its elections under applicable sections of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. US Airways did not record any additional federal income tax expense, and state income tax expense related to certain states where NOLs may be limited or unavailable to be used was nominal.
For the year ended December 31, 2010, US Airways did not record federal income tax expense and recorded $1 million of state income tax expense related to certain states where NOLs were either limited or not available to be used.
For the year ended December 31, 2009, US Airways recorded a special tax benefit of $38 million. Of this amount, $21 million was due to the non-cash income tax benefit related to gains recorded within OCI during 2009 described above. In addition, for the year ended December 31, 2009, US Airways recorded a $14 million benefit related to a legislation change allowing it to carry back 100% of 2008 AMT net operating losses, resulting in the recovery of AMT amounts paid in prior years. US Airways also recognized a $3 million tax benefit related to the reversal of the deferred tax liability associated with the indefinite lived intangible assets that were impaired during 2009.
The components of the provision (benefit) for income taxes are as follows (in millions):

	Year Ended December 31,
	2011	2010	2009
Current provision:
Federal	$—	$—	$—
State	—	1	—

Total current	—	1	—
Deferred provision (benefit):
Federal	19	—	(38)
State	—	—	—

Total deferred	19	—	(38)

Provision (benefit) for income taxes	$19	$1	$(38)

Income tax expense (benefit) differs from amounts computed at the federal statutory income tax rate as follows (in millions):

	Year Ended December 31,
	2011	2010	2009
Income tax expense (benefit) at the federal statutory income tax rate	$70	$210	$(62)
Book expenses not deductible for tax purposes	11	13	17
State income tax expense, net of federal income tax expense (benefit)	6	16	(4)
Change in valuation allowance	(87)	(238)	49
AMT benefit	(2)	—	(14)
Allocation to other comprehensive income	21	—	(21)
Long-lived intangibles	—	—	(3)

Total	$19	$1	$(38)

Effective tax rate	9.7%	0.1%	(21.5)%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2011 and 2010 are as follows (in millions):

	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$674	$670
Property, plant and equipment	39	35
Investments	3	(3)
Financing transactions	37	27
Employee benefits	302	311
Dividend Miles awards	132	120
AMT credit carryforward	23	25
Other deferred tax assets	110	69
Valuation allowance	(410)	(450)

Net deferred tax assets	910	804

Deferred tax liabilities:
Depreciation and amortization	727	603
Sale and leaseback transactions and deferred rent	106	127
Leasing transactions	62	59
Long-lived intangibles	25	25
Other deferred tax liabilities	4	4

Total deferred tax liabilities	924	818

Net deferred tax liabilities	14	14

Less: current deferred tax liabilities	—	—

Non-current deferred tax liabilities	$14	$14

The reason for significant differences between taxable and pre-tax book income primarily relates to depreciation on fixed assets, employee postretirement benefit costs, employee-related accruals and leasing transactions.
US Airways files tax returns in the U.S. federal jurisdiction, and in various states and foreign jurisdictions. All federal and state tax filings for US Airways for fiscal years through December 31, 2010 have been timely filed. There are currently no federal audits and three state audits in process. US Airways’ federal income tax year 2007 was closed by operation of the statute of limitations expiring, and there were no extensions filed. US Airways files tax returns in 44 states, and its major state tax jurisdictions are Arizona, California, Pennsylvania and North Carolina. Tax years up to 2006 for these state tax jurisdictions are closed by operation of the statute of limitations expiring. Extensions for two states have been filed.
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
5. Risk Management and Financial Instruments
US Airways’ economic prospects are heavily dependent upon two variables it cannot control: the health of the economy and the price of fuel. Due to the discretionary nature of business and leisure travel spending, airline industry revenues are heavily influenced by the condition of the U.S. economy and economies in other regions of the world. Unfavorable conditions in these broader economies have resulted, and may result in the future, in decreased passenger demand for air travel and changes in booking practices, both of which in turn have had, and may have in the future, a strong negative effect on US Airways’ revenues. Similarly, significant uncertainty continues to exist regarding the economic conditions driving passenger demand and whether airlines will have the ability to maintain or increase fares at levels sufficient to absorb high fuel prices. These factors could impact the US Airways’ results of operations, financial performance and liquidity.
(a) Fuel Price Risk
Since the third quarter of 2008, US Airways has not entered into any new transactions to hedge its fuel consumption, and US Airways has not had any fuel hedging contracts outstanding since the third quarter of 2009.

The following table details US Airways’ loss (gain) on fuel hedging instruments, net (in millions):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2011	2010	2009
Realized loss	$—	$—	$382
Unrealized gain	—	—	(375)

Loss on fuel hedging instruments, net	$—	$—	$7

The unrealized gains in 2009 were related to the reversal of prior period unrealized losses due to contracts settling in 2009.
(b) Credit Risk
Investments in Marketable Securities
During 2011, US Airways sold its remaining investments in auction rate securities for cash proceeds of $52 million, resulting in the reversal of $3 million of prior period net unrealized gains from other comprehensive income and $2 million of realized losses recorded in other nonoperating expense, net. With this sale, US Airways has now liquidated its entire investment in auction rate securities.
During 2010, US Airways sold certain investments in auction rate securities for cash proceeds of $145 million, resulting in $53 million of net realized gains recorded in other nonoperating expense, net, of which $52 million represents the reclassification of prior period net unrealized gains from other comprehensive income as determined on a specific-identification basis. Additionally, US Airways recorded net unrealized losses of $1 million in other comprehensive income related to the decline in fair value of certain investments in auction rate securities, which offset previously recognized unrealized gains.
During 2009, US Airways sold certain investments in auction rate securities for cash proceeds of $32 million. Additionally, US Airways recorded net unrealized gains of $58 million in other comprehensive income related to the increase in fair value of certain investments in auction rate securities, as well as $10 million in other-than-temporary impairment charges recorded in other nonoperating expense, net related to the decline in fair value of certain investments in auction rate securities.
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
(c) Interest Rate Risk
US Airways has exposure to market risk associated with changes in interest rates related primarily to its variable rate debt obligations. Interest rates on $1.43 billion principal amount of long-term debt as of December 31, 2011 are subject to adjustment to reflect changes in floating interest rates. The weighted average effective interest rate on US Airways’ variable rate debt was 3.9% at December 31, 2011.
The fair value of US Airways’ long-term debt and capital lease obligations was approximately $2.92 billion and $2.85 billion at December 31, 2011 and 2010, respectively. The fair values were estimated using quoted market prices where available. For long-term debt not actively traded, fair values were estimated using a discounted cash flow analysis, based on US Airways’ current incremental borrowing rates for similar types of borrowing arrangements.

6. Fair Value Measurements
The accounting guidance for fair value measurements, included in FASB ASC Topic 320, Investments — Debt and Equity Securities, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. This accounting guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, this accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
Level 1.	Observable inputs such as quoted prices in active markets;

Level 2.	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3.	Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.
Assets measured at fair value on a recurring basis are as follows (in millions):

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs	Valuation
	Fair Value	(Level 1)	(Level 2)	(Level 3)	Technique

At December 31, 2011
Investments in marketable securities (noncurrent)	$—	$—	$—	$—	—
At December 31, 2010
Investments in marketable securities (noncurrent)	$57	$—	$—	$57	(1)

(1)
At December 31, 2010, US Airways estimated the fair value of its auction rate securities based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, passing a future auction, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. As of December 31, 2011, US Airways has liquidated its entire investment in auction rate securities. Refer to Note 5(b) for further discussion of US Airways’ investments in marketable securities.

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (in millions):

Investments in
Marketable
Securities
(Noncurrent)
Balance at December 31, 2009	$203
Sales of marketable securities	(145)
Net unrealized losses recorded to other comprehensive income	(1)

Balance at December 31, 2010	57
Sales of marketable securities	(52)
Reversal of net unrealized gains recorded to other comprehensive income	(3)
Losses recorded to other nonoperating expense, net	(2)

Balance at December 31, 2011	$—

7. Employee Pension and Benefit Plans
Substantially all of US Airways’ employees meeting certain service and other requirements are eligible to participate in various pension, medical, dental, life insurance, disability and survivorship plans.
(a) Other Postretirement Benefits Plan
The following table sets forth changes in the fair value of plan assets, benefit obligations and the funded status of the plans and the amounts recognized in US Airways’ consolidated balance sheets as of December 31, 2011 and 2010 (in millions).

	Year Ended	Year Ended
	December 31,	December 31,
	2011	2010
Fair value of plan assets at beginning of period	$—	$—
Actual return on plan assets	—	—
Employer contributions	8	14
Plan participants’ contributions	16	16
Gross benefits paid	(24)	(30)

Fair value of plan assets at end of period	—	—

Benefit obligation at beginning of period	155	142
Service cost	3	3
Interest cost	8	8
Plan participants’ contributions	16	16
Actuarial loss	13	16
Gross benefits paid	(24)	(30)

Benefit obligation at end of period	171	155

Funded status of the plan	$(171)	$(155)

Liability recognized in the consolidated balance sheet	$(171)	$(155)

Net actuarial gain recognized in accumulated other comprehensive income	$22	$38

The following table presents the weighted average assumptions used to determine benefit obligations:

	Year Ended	Year Ended
	December 31,	December 31,
	2011	2010
Discount rate	4.13%	4.93%
US Airways assumed discount rates for measuring its other postretirement benefit obligations, based on a hypothetical portfolio of high quality corporate bonds denominated in U.S. currency (Aa rated, non-callable or callable with make-whole provisions), for which the timing and cash outflows approximate the estimated benefit payments of the other postretirement benefit plans.
As of December 31, 2011, the assumed health care cost trend rates are 8.5% in 2012 and 8% in 2013, decreasing to 5% in 2019 and thereafter. As of December 31, 2010, the assumed health care cost trend rates were 9% in 2011 and 8.5% in 2012, decreasing to 5% in 2019 and thereafter. The assumed health care cost trend rates could have a significant effect on amounts reported for retiree health care plans. A one-percentage point change in the health care cost trend rates would have the following effects on other postretirement benefits as of December 31, 2011 (in millions):

	1% Increase	1% Decrease
Effect on total service and interest costs	$1	$(1)
Effect on postretirement benefit obligation	16	(12)
Weighted average assumptions used to determine net periodic benefit cost were as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2011	2010	2009
Discount rate	4.93%	5.51%	5.98%

Components of the net and total periodic cost for other postretirement benefits are as follows (in millions):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2011	2010	2009
Service cost	$3	$3	$2
Interest cost	8	8	9
Amortization of actuarial gain (1)	(3)	(4)	(6)

Total periodic cost	$8	$7	$5

(1)	The estimated net actuarial gain for other postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2012 is $1 million.
In 2012, US Airways expects to contribute $13 million to its other postretirement plans. The following benefits, which reflect expected future service, as appropriate, are expected to be paid from the other postretirement plans (in millions):

	Other
	Postretirement
	Benefits before
	Medicare Subsidy	Medicare Subsidy
2012	$13	$—
2013	13	—
2014	12	—
2015	12	—
2016	12	—
2017 to 2021	66	(2)
(b) Defined Contribution and Multiemployer Plans
US Airways sponsors several defined contribution plans which cover a majority of its employee groups. US Airways makes contributions to these plans based on the individual plan provisions, including an employer non-discretionary contribution and an employer match. These contributions are generally made based upon eligibility, eligible earnings and employee group. Expenses related to these plans were $76 million, $77 million and $72 million for the years ended December 31, 2011, 2010 and 2009, respectively.
Pursuant to US Airways’ collective bargaining agreements with the International Association of Machinists & Aerospace Workers (“IAM”), US Airways makes contributions for eligible employees to the IAM National Pension Fund, Employer Identification No. 51-6031295 and Plan No. 002 (the “IAM Pension Fund”). The IAM Pension Fund reported that its Pension Protection Act of 2006 certification filed in March 2011 with the IRS shows that it qualified for Green Zone Status, as it was at least 80% funded. Expenses related to contributions to this plan were $24 million, $21 million and $22 million for the years ended December 31, 2011, 2010 and 2009, respectively. US Airways’ contributions for the year ended December 31, 2010, the most recent period for which annual IAM Pension Fund information was available, represented approximately 6% of total employer plan contributions. US Airways’ collective bargaining agreements with the IAM became amendable on December 31, 2011.
(c) Postemployment Benefits
US Airways provides certain postemployment benefits to its employees. These benefits include disability-related and workers’ compensation benefits for certain employees. US Airways accrues for the cost of such benefit expenses once an appropriate triggering event has occurred.
(d) Profit Sharing Plans
Most non-executive employees of US Airways are eligible to participate in a profit sharing plan. Awards are paid as a lump sum after the end of each fiscal year. US Airways recorded $12 million and $47 million for profit sharing in 2011 and 2010, respectively, which is recorded in salaries and related costs on the consolidated statement of operations and included in accrued compensation and vacation on the consolidated balance sheet. In 2009, no amounts were recorded for profit sharing.

8. Commitments and Contingencies
(a) Commitments to Purchase Flight Equipment and Maintenance Services
Aircraft and Engine Purchase Commitments
US Airways has definitive purchase agreements with Airbus for the acquisition of 134 aircraft, including 97 single-aisle A320 family aircraft and 37 widebody aircraft (comprised of 22 A350 XWB aircraft and 15 A330-200 aircraft). Since 2008, when deliveries commenced under the purchase agreements, US Airways has taken delivery of 46 aircraft through December 31, 2011, which includes four A320 aircraft, 35 A321 aircraft and seven A330-200 aircraft. US Airways plans to take delivery of 12 A321 aircraft in 2012, with the remaining 46 A320 family aircraft scheduled to be delivered between 2013 and 2015. In addition, US Airways plans to take delivery of the eight remaining A330-200 aircraft in 2013 and 2014. Deliveries of the 22 A350 XWB aircraft are scheduled to begin in 2017 and extend through 2019.
US Airways has agreements for the purchase of eight new IAE V2500-A5 spare engines scheduled for delivery through 2014 for use on the A320 family fleet, three new Trent 700 spare engines scheduled for delivery through 2013 for use on the A330-200 fleet and three new Trent XWB spare engines scheduled for delivery in 2017 through 2019 for use on the A350 XWB aircraft. US Airways has taken delivery of two of the Trent 700 spare engines and two of the V2500-A5 spare engines through December 31, 2011.
Under all of US Airways’ aircraft and engine purchase agreements, US Airways’ total future commitments as of December 31, 2011 are expected to be approximately $5.38 billion through 2019 as follows: $656 million in 2012, $1.16 billion in 2013, $937 million in 2014, $448 million in 2015, $107 million in 2016 and $2.07 billion thereafter, which includes predelivery deposits and payments. US Airways has financing commitments for all Airbus aircraft scheduled for delivery in 2012.
(b) Leases
US Airways leases certain aircraft, engines and ground equipment, in addition to the majority of its ground facilities and terminal space. As of December 31, 2011, US Airways had 283 aircraft under operating leases, with remaining terms ranging from five months to approximately 12 years. Airports are utilized for flight operations under lease arrangements with the municipalities or agencies owning or controlling such airports. Substantially all leases provide that the lessee must pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. Some leases also include renewal and purchase options.
As of December 31, 2011, obligations under noncancellable operating leases for future minimum lease payments were as follows (in millions):

2012	$1,007
2013	845
2014	731
2015	628
2016	572
Thereafter	2,232

Total minimum lease payments	6,015
Less sublease rental receipts	(421)

Total minimum lease payments	$5,594

For the years ended December 31, 2011, 2010 and 2009, rental expense under operating leases was $1.23 billion, $1.25 billion and $1.28 billion, respectively.

US Airways leases certain flight equipment to related parties (see Note 11(b)) under noncancellable operating leases expiring in various years through year 2022. The future minimum rental receipts associated with these leases are $78 million in each year 2012 through 2014, $74 million in 2015, $73 million in 2016 and $239 million thereafter. The following amounts relate to owned aircraft leased under such agreements as reflected in flight equipment as of December 31, 2011 and 2010 (in millions):

	2011	2010
Flight equipment	$286	$286
Less accumulated amortization	(63)	(53)

	$223	$233

(c) Off-balance Sheet Arrangements
US Airways has 36 owned aircraft, 114 leased aircraft and three leased engines, which were financed with pass through trust certificates, or EETCs, issued by pass through trusts. These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of flight equipment. Rather than finance each aircraft separately when such aircraft is purchased, delivered or refinanced, these trusts allowed US Airways to raise the financing for several aircraft at one time and place such funds in escrow pending the purchase, delivery or refinancing of the relevant aircraft. The trusts were also structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to US Airways.
Each trust covered a set amount of aircraft scheduled to be delivered or refinanced within a specific period of time. At the time of each covered aircraft financing, the relevant trust used the funds in escrow to purchase equipment notes relating to the financed aircraft. The equipment notes were issued, at US Airways’ election, in connection with a mortgage financing of the aircraft or by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leased the aircraft to US Airways. In both cases, the equipment notes are secured by a security interest in the aircraft. The pass through trust certificates are not direct obligations of, nor are they guaranteed by, US Airways Group or US Airways. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of US Airways. As of December 31, 2011, $1.28 billion associated with these mortgage financings is reflected as debt in the accompanying consolidated balance sheet.
With respect to leveraged leases, US Airways evaluated whether the leases had characteristics of a variable interest entity. US Airways concluded the leasing entities met the criteria for variable interest entities. US Airways generally is not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates US Airways to absorb decreases in value or entitles US Airways to participate in increases in the value of the aircraft. US Airways does not provide residual value guarantees to the bondholders or equity participants in the trusts. Each lease does have a fixed price purchase option that allows US Airways to purchase the aircraft near the end of the lease term. However, the option price approximates an estimate of the aircraft’s fair value at the option date. Under this feature, US Airways does not participate in any increases in the value of the aircraft. US Airways concluded it was not the primary beneficiary under these arrangements. Therefore, US Airways accounts for its EETC leveraged lease financings as operating leases. US Airways’ total future obligations under these leveraged lease financings are $2.67 billion as of December 31, 2011, which are included in the future minimum lease payments table in (b) above.
(d) Regional Jet Capacity Purchase Agreements
US Airways has entered into capacity purchase agreements with certain regional jet operators. The capacity purchase agreements provide that all revenues, including passenger, mail and freight revenues, go to US Airways. In return, US Airways agrees to pay predetermined fees to these airlines for operating an agreed-upon number of aircraft, without regard to the number of passengers on board. In addition, these agreements provide that certain variable costs, such as airport landing fees and passenger liability insurance, will be reimbursed 100% by US Airways. US Airways controls marketing, scheduling, ticketing, pricing and seat inventories. The regional jet capacity purchase agreements have expirations from 2014 to 2020. The future minimum noncancellable commitments under the regional jet capacity purchase agreements are $1.06 billion in 2012, $997 million in 2013, $995 million in 2014, $854 million in 2015, $526 million in 2016 and $741 million thereafter. These commitments are estimates of costs based on assumed minimum levels of flying under the capacity purchase agreements and our actual payments could differ materially. These commitments include the portion of US Airways’ future obligations related to aircraft deemed to be leased of approximately $300 million in 2012, $300 million in 2013, $290 million in 2014, $250 million in 2015, $140 million in 2016 and $230 million thereafter.
(e) Legal Proceedings
US Airways is party to an arbitration proceeding relating to a grievance brought by its pilots union to the effect that, retroactive to January 1, 2010, this work group was entitled to a significant increase in wages by operation of the applicable collective bargaining agreement. The arbitrator has issued a decision in US Airways’ favor, and the union has requested an additional conference with the arbitrator regarding the decision which is scheduled for March 6, 2012. US Airways believes that the union’s position is without merit and that the possibility of an adverse outcome is remote.

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
(f) Guarantees and Indemnifications
US Airways guarantees the payment of principal and interest on certain special facility revenue bonds issued by municipalities to build or improve certain airport and maintenance facilities which are leased to US Airways. Under such leases, US Airways is required to make rental payments through 2023, sufficient to pay maturing principal and interest payments on the related bonds. As of December 31, 2011, the remaining lease payments guaranteeing the principal and interest on these bonds are $113 million, of which $27 million of these obligations is accounted for as a capital lease and reflected as debt in the accompanying consolidated balance sheet.
US Airways assigned to Delta a lease agreement with the Port Authority of New York and New Jersey related to the East End Terminal at LaGuardia airport. A portion of the rental payments under the lease are used to repay special revenue bonds issued by the Port Authority. The revenue bonds have a final scheduled maturity in 2015 and had an outstanding principal amount of approximately $79 million at December 31, 2011. Pursuant to the terms of the lease assignment, US Airways remains contingently liable for Delta’s obligations, as assignee, under the lease agreement in the event Delta fails to perform such obligations including, without limitation, the payment of all rentals and other amounts due under the lease agreement. US Airways has the right to cure any failure by Delta to perform its obligations under the lease agreement and, in addition, US Airways has the right to reoccupy the terminal if it so chooses to cure any such default.
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

9. Other Comprehensive Income (Loss)
US Airways’ other comprehensive income (loss) consisted of the following (in millions):

	Year Ended December 31,
	2011	2010	2009
Net income (loss)	$180	$599	$(140)
Reversal of tax provision in other comprehensive income	21	—	—
Reversal of net unrealized gains on sale of available-for-sale securities	(3)	—	—
Recognition of net realized gains on sale of available-for-sale securities	—	(52)	—
Net unrealized gains (losses) on available-for-sale securities, net of tax expense of $21 million in 2009	—	(1)	35
Other postretirement benefits	(16)	(21)	(19)

Total comprehensive income (loss)	$182	$525	$(124)

The components of accumulated other comprehensive income were as follows (in millions):

	December 31,	December 31,
	2011	2010
Other postretirement benefits	$22	$38
Available-for-sale securities	—	(18)

Accumulated other comprehensive income	$22	$20

10. Supplemental Cash Flow Information
Supplemental disclosure of cash flow information and non-cash investing and financing activities are as follows (in millions):

	Year Ended December 31,
	2011	2010	2009

Non-cash transactions:
Interest payable converted to debt	$31	$40	$40
Note payables issued for aircraft purchases	—	118	333
Net unrealized loss (gain) on available-for-sale securities	—	1	(58)
Prepayment applied to equipment purchase deposits	—	(38)	—
Deposit applied to principal repayment on debt	—	(31)	—
Forgiveness of intercompany payable to US Airways Group	—	—	600
Debt extinguished from sale of aircraft	—	—	(251)
Maintenance payable converted to debt	—	—	8
Cash transactions:
Interest paid, net of amounts capitalized	147	164	145
Income taxes paid	—	1	—
11. Related Party Transactions
The following represents net payable balances to related parties (in millions):

	December 31,
	2011	2010
US Airways Group	$514	$571
US Airways Group’s wholly owned subsidiaries	87	55

	$601	$626

(a) Parent Company
US Airways Group has the ability to move funds freely between its operating subsidiaries to support operations. These transfers are recognized as intercompany transactions.
US Airways recorded interest expense for the years ended December 31, 2011, 2010 and 2009 of $6 million, $9 million and $27 million, respectively, related to its intercompany payable balance to US Airways Group. Interest is calculated at market rates, which are reset quarterly.

(b) Subsidiaries of US Airways Group
The net payable to US Airways Group’s wholly owned subsidiaries consists of amounts due under regional capacity agreements with the other airline subsidiaries and fuel purchase arrangements with a non-airline subsidiary.
US Airways purchases all of the capacity generated by US Airways Group’s wholly owned regional airline subsidiaries at a rate per ASM that is periodically determined by US Airways and, concurrently, recognizes revenues that result primarily from passengers being carried by these affiliated companies. The rate per ASM that US Airways pays is based on estimates of the costs incurred to supply the capacity. US Airways recognized Express capacity purchase expense for the years ended December 31, 2011, 2010 and 2009 of $566 million, $460 million and $451 million, respectively, related to this program.
US Airways provides various services to these regional airlines, including passenger handling, maintenance and catering. US Airways recognized other operating revenues for the years ended December 31, 2011, 2010 and 2009 of $88 million, $89 million and $87 million, respectively, related to these services. These regional airlines also perform passenger and ground handling services for US Airways at certain airports, for which US Airways recognized other operating expenses for the years ended December 31, 2011, 2010 and 2009 of $176 million, $158 million and $142 million, respectively. US Airways also leases or subleases certain aircraft to these regional airline subsidiaries. US Airways recognized other operating revenues of $78 million related to these arrangements for each of the years ended December 31, 2011, 2010 and 2009, respectively.
US Airways purchases a portion of its aviation fuel from US Airways Group’s wholly owned subsidiary, MSC, which acts as a fuel wholesaler to US Airways in certain circumstances. For the years ended December 31, 2011, 2010 and 2009, MSC sold fuel totaling $1.34 billion, $879 million and $677 million, respectively, used by US Airways’ mainline and Express flights.
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
Information concerning operating revenues in principal geographic areas is as follows (in millions):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2011	2010	2009
United States	$9,862	$9,305	$8,405
Foreign	3,346	2,750	2,204

Total	$13,208	$12,055	$10,609

US Airways attributes operating revenues by geographic region based upon the origin and destination of each flight segment. US Airways’ tangible assets consist primarily of flight equipment, which are mobile across geographic markets and, therefore, have not been allocated.

13. Stock-based Compensation
In June 2011, the stockholders of US Airways Group approved the 2011 Incentive Award Plan (the “2011 Plan”). The 2011 Plan replaces and supersedes the 2008 Equity Incentive Plan (the “2008 Plan”). No additional awards will be made under the 2008 Plan. Awards may be in the form of an option, restricted stock award, restricted stock unit award, performance award, dividend equivalents award, deferred stock award, deferred stock unit award, stock payment award or stock appreciation right.
The 2011 Plan authorizes the grant of awards for the issuance of 15,157,626 shares plus any shares that are forfeited or lapse unexercised from the 2008 Plan and the 2005 Equity Incentive Plan (collectively “Prior Plans”) after June 10, 2011. Further, no more than 12,500,000 shares plus any full value shares that are forfeited from the Prior Plans may be granted as full value awards. A full value award is any award other than an option, stock appreciation right or award for which the intrinsic value is paid upon exercise. Cash-settled awards do not reduce the number of shares available for issuance under the 2011 Plan. Shares underlying stock awards granted under the 2011 Plan that are forfeited or expire without the shares being issued are again available to be issued under the 2011 Plan. Any shares (i) tendered by a participant or withheld by US Airways Group for payment of the exercise price under an option (ii) tendered by a participant or withheld by US Airways Group to satisfy any tax withholding obligation with respect to an award and (iii) subject to a stock appreciation right that are not issued upon exercise will not be available for future grants of awards under the 2011 Plan. In addition, the cash proceeds from option exercises will not be used to repurchase shares on the open market for reuse under the 2011 Plan.
US Airways’ net income (loss) for the years ended December 31, 2011, 2010 and 2009 included $5 million, $31 million and $23 million, respectively, of stock-based compensation costs. Stock-based compensation costs related to stock-settled awards were $8 million, $13 million and $20 million in 2011, 2010 and 2009, respectively. Stock-based compensation costs related to cash-settled awards were a credit of $3 million in 2011 and an expense of $18 million and $3 million in 2010 and 2009, respectively.
Restricted Stock Unit Awards — As of December 31, 2011, US Airways Group has outstanding restricted stock unit awards with service conditions and a three-year vesting period. The grant-date fair value of restricted stock unit awards is equal to the market price of the underlying shares of US Airways Group’s common stock on the date of grant and is expensed on a straight-line basis over the vesting period for the entire award. Stock-settled restricted stock unit awards (“RSUs”) are classified as equity awards as the vesting results in the issuance of shares of US Airways Group’s common stock. Cash-settled restricted stock unit awards (“CRSUs”) are classified as liability awards as the vesting results in payment of cash by US Airways.
RSU award activity for all plans for the years ending December 31, 2011, 2010 and 2009 is as follows (shares in thousands):

		Weighted
	Number of	Average Grant-
	Shares	Date Fair Value
Nonvested balance at December 31, 2008	724	$17.10
Granted	280	3.44
Vested and released	(512)	15.03
Forfeited	(29)	15.76

Nonvested balance at December 31, 2009	463	$11.22
Granted	84	9.14
Vested and released	(303)	15.35
Forfeited	(1)	11.37

Nonvested balance at December 31, 2010	243	$7.99
Granted	601	7.99
Vested and released	(188)	8.40
Forfeited	(1)	8.84

Nonvested balance at December 31, 2011	655	$7.88

As of December 31, 2011, there were $4 million of total unrecognized compensation costs related to RSUs. These costs are expected to be recognized over a weighted average period of 1.3 years. The total fair value of RSUs vested during each of 2011, 2010 and 2009 was $2 million, respectively.

CRSU award activity for all plans for the year ending December 31, 2011 is as follows (shares in thousands):

		Weighted
	Number of	Average
	Shares	Fair Value
Nonvested balance at December 31, 2010	—	$—
Granted	1,039	8.14
Vested and released	—	—
Forfeited	(39)	7.42

Nonvested balance at December 31, 2011	1,000	$5.07

As of December 31, 2011, the liability related to CRSUs was $1 million, which will continue to be remeasured at fair value at each reporting date until all awards are vested. As of December 31, 2011, the total unrecognized compensation expense for CRSUs was $4 million and is expected to be recognized over a weighted average period of 1.3 years.
Stock Options and Stock Appreciation Rights — Stock options and stock appreciation rights are granted with an exercise price equal to the underlying common stock’s fair value at the date of each grant. Stock options and stock appreciation rights have service conditions, become exercisable over a three-year vesting period and expire if unexercised at the end of their term, which ranges from seven to 10 years. Stock options and stock-settled stock appreciation rights (“SARs”) are classified as equity awards as the exercise results in the issuance of shares of US Airways Group’s common stock. Cash-settled stock appreciation rights (“CSARs”) are classified as liability awards as the exercise results in payment of cash by US Airways.
Stock option and SAR award activity for all plans for the years ending December 31, 2011, 2010 and 2009 is as follows (stock options and SARs in thousands):

			Weighted
			Average
	Stock	Weighted	Remaining	Aggregate
	Options	Average	Contractual Term	Intrinsic Value
	and SARs	Exercise Price	(years)	(In millions)
Balance at December 31, 2008	8,375	$20.02
Granted	3,286	3.23
Exercised	—	—
Forfeited	(312)	11.92
Expired	(491)	35.95

Balance at December 31, 2009	10,858	$14.44
Granted	562	7.77
Exercised	(1,002)	5.73
Forfeited	(51)	7.12
Expired	(410)	34.32

Balance at December 31, 2010	9,957	$14.09
Granted	986	7.92
Exercised	(128)	7.47
Forfeited	(27)	7.44
Expired	(254)	23.26

Balance at December 31, 2011	10,534	$13.38	4.6	$5.5
Vested or expected to vest at December 31, 2011	10,489	$13.41	4.6	$5.5
Exercisable at December 31, 2011	8,128	$15.62	4.4	$3.5

CSAR award activity for all plans for the years ending December 31, 2011, 2010 and 2009 is as follows (CSARs in thousands):

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual Term	Intrinsic Value
	CSARs	Exercise Price	(years)	(In millions)
Balance at December 31, 2008	—	$—
Granted	4,645	3.10
Exercised	—	—
Forfeited	(232)	3.10
Expired	—	—

Balance at December 31, 2009	4,413	$3.10
Granted	1,865	7.42
Exercised	(1,028)	3.10
Forfeited	(196)	4.15
Expired	—	—

Balance at December 31, 2010	5,054	$4.65
Granted	1,484	8.14
Exercised	(395)	3.44
Forfeited	(219)	5.47
Expired	(8)	7.42

Balance at December 31, 2011	5,916	$5.58	5.0	$5.4
Vested or expected to vest at December 31, 2011	5,852	$5.55	5.0	$5.4
Exercisable at December 31, 2011	2,064	$4.33	4.5	$2.9
The fair value of stock options and stock appreciation rights is determined at the grant date using a Black-Scholes option pricing model, which requires several assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the award at the time of grant. The dividend yield is assumed to be zero as US Airways Group does not pay dividends and has no current plans to do so in the future. The volatility is based on the historical volatility of US Airways Group’s common stock over a time period equal to the expected term of the award. The expected term of the award is based on the historical experience of US Airways. Stock options and stock appreciation rights are expensed on a straight-line basis over the vesting period for the entire award.
The per share weighted-average grant-date fair value of stock appreciation rights granted and the weighted-average assumptions used for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Year Ended
	December 31,	December 31,	December 31,
	2011	2010	2009
Weighted average fair value	$5.65	$4.93	$1.84
Risk free interest rate	1.6%	2.4%	1.3%
Expected dividend yield	—	—	—
Expected term	4.0 years	5.0 years	3.0 years
Volatility	102%	81%	92%
As of December 31, 2011, there were $6 million of total unrecognized compensation costs related to SARs. These costs are expected to be recognized over a weighted average period of 0.8 years. The total intrinsic value of stock options and SARs exercised during the years ended December 31, 2011 and 2010 was $0.2 million and $5 million, respectively. There were no stock options or SARs exercised during 2009.
As of December 31, 2011, the weighted average fair value of outstanding CSARs was $2.58 per share and the related liability was $9 million. These CSARs will continue to be remeasured at fair value at each reporting date until all awards are settled. As of December 31, 2011, the total unrecognized compensation expense for CSARs was $6 million and is expected to be recognized over a weighted average period of 0.8 years. Total cash paid for CSARs exercised during the years ended December 31, 2011 and 2010 was $2 million and $6 million, respectively. There were no CSARs exercised during 2009.

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
As of December 31, 2011, there were no unrecognized compensation costs related to stock options granted to pilots as the stock options were fully vested on the grant date. As of December 31, 2011, there were 0.6 million pilot stock options outstanding at a weighted average exercise price of $34.70 and a weighted average remaining contractual term of 0.6 years. No pilot stock options were exercised in 2011, 2010 or 2009 and 0.2 million stock options expired during 2011.
14. Valuation and Qualifying Accounts (in millions)

	Balance at			Balance
	Beginning			at End
Description	of Period	Additions	Deductions	of Period
Allowance for doubtful receivables:
Year ended December 31, 2011	$9	$1	$2	$8

Year ended December 31, 2010	$8	$4	$3	$9

Year ended December 31, 2009	$6	$7	$5	$8

Allowance for inventory obsolescence:
Year ended December 31, 2011	$74	$16	$12	$78

Year ended December 31, 2010	$58	$18	$2	$74

Year ended December 31, 2009	$48	$12	$2	$58

Valuation allowance on deferred tax asset, net:
Year ended December 31, 2011	$450	$—	$40	$410

Year ended December 31, 2010	$653	$—	$203	$450

Year ended December 31, 2009	$643	$29	$19	$653

15. Slot Transaction
In May 2011, US Airways Group and US Airways entered into an Amended and Restated Mutual Asset Purchase and Sale Agreement (the “Mutual APA”) with Delta. The Mutual APA amended and restated the Mutual Asset Purchase and Sale Agreement dated August 11, 2009 by and among the parties. Pursuant to the Mutual APA, Delta agreed to acquire 132 slot pairs at LaGuardia from US Airways and US Airways agreed to acquire from Delta 42 slot pairs at Washington National and the rights to operate additional daily service to Sao Paulo, Brazil in 2015, and Delta agreed to pay US Airways $66.5 million in cash. One slot equals one take-off or landing, and each pair of slots equals one round-trip flight. The Mutual APA was structured as two simultaneous asset sales.
On October 11, 2011, the U.S. Department of Transportation (“DOT”) and the Federal Aviation Administration each granted their approval to the transaction. The DOT’s approval was conditioned on the divestiture of 16 slot pairs at LaGuardia and eight slot pairs at Washington National to airlines with limited or no service at those airports as well as the full cooperation of US Airways and Delta to enable the startup of the operations by the airlines purchasing the divested slots. Additionally, to allow the airlines who purchased the divested slots to establish competitive service, the DOT prohibited US Airways and Delta from operating any of the newly acquired slots during the first 90 days after the closing date of the sale of the divested slots and from operating more than 50 percent of the total number of slots between the 91st day and 210th day following the closing date of the sale of the divested slots.
In December 2011, the slot divestitures described above were completed by Delta and on December 13, 2011, the transaction closed and ownership of the respective slots was transferred between the airlines. Accordingly as of December 31, 2011, US Airways’ balance sheet reflects the transfer of the LaGuardia slots to Delta and the receipt of the Washington National slots, which are included within other intangible assets on the accompanying consolidated balance sheet. The newly acquired Washington National slots serve as collateral under US Airways Group’s Citicorp credit facility. See Note 4(a) to the consolidated financial statements of US Airways Group included in Item 8A of this report for discussion on the Citicorp credit facility.

The fair value of the LaGuardia slots transferred to Delta in exchange for the Washington National slots and related cash payment was $223 million, which resulted in a $147 million gain. Due to the DOT restrictions preventing operating use of the LaGuardia slots acquired by Delta, the gain was fully deferred as of December 31, 2011 and is included within other current liabilities on the accompanying consolidated balance sheet. US Airways will recognize the $147 million gain in the periods in which the DOT operating restrictions lapse. US Airways expects to recognize approximately $73 million of the gain in the first quarter of 2012 and $74 million in the third quarter of 2012.
16. Selected Quarterly Financial Information (unaudited)
Summarized quarterly financial information for 2011 and 2010 is as follows (in millions):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2011
Operating revenues	$2,994	$3,544	$3,476	$3,195
Operating expenses	3,024	3,365	3,299	3,087
Operating income (loss)	(30)	179	177	108
Nonoperating expenses, net	(53)	(60)	(56)	(66)
Income tax provision (benefit)	—	—	21	(2)
Net income (loss)	(83)	119	100	44
2010
Operating revenues	$2,685	$3,209	$3,217	$2,944
Operating expenses	2,695	2,847	2,906	2,826
Operating income (loss)	(10)	362	311	118
Nonoperating expenses, net	(13)	(67)	(47)	(54)
Income tax provision	—	—	1	—
Net income (loss)	(23)	295	263	64
US Airways’ 2011 and 2010 fourth quarter results were impacted by recognition of the following net special items:
Fourth quarter 2011 operating expenses included $2 million in legal costs incurred in connection with auction rate securities arbitration.
Fourth quarter 2010 operating expenses included a $6 million non-cash charge related to the decline in value of certain spare parts. Nonoperating expenses, net included an $11 million settlement gain, offset in part by $5 million in non-cash charges related to the write off of debt issuance costs.

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
Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of US Airways Group’s and US Airways’ management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the rules promulgated under the Exchange Act) as of December 31, 2011. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2011.
Changes in Internal Control over Financial Reporting
There has been no change to US Airways Group’s or US Airways’ internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, US Airways Group’s or US Airways’ internal control over financial reporting.
Limitation on the Effectiveness of Controls
We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO believe that our disclosure controls and procedures were effective at the “reasonable assurance” level as of December 31, 2011.

Management’s Annual Report on Internal Control over Financial Reporting
Management of US Airways Group, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. US Airways Group’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. US Airways Group’s internal control over financial reporting includes those policies and procedures that:
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
Management assessed the effectiveness of US Airways Group’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.
Based on our assessment and those criteria, management concludes that US Airways Group maintained effective internal control over financial reporting as of December 31, 2011.
US Airways Group’s independent registered public accounting firm has issued an audit report on the effectiveness of US Airways Group’s internal control over financial reporting. That report has been included herein.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
US Airways Group, Inc.:
We have audited US Airways Group, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, US Airways Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of US Airways Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 21, 2012 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Phoenix, Arizona
February 21, 2012

Management’s Annual Report on Internal Control over Financial Reporting
Management of US Airways, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. US Airways’ internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. US Airways’ internal control over financial reporting includes those policies and procedures that:
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
Management assessed the effectiveness of US Airways’ internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.
Based on our assessment and those criteria, management concludes that US Airways maintained effective internal control over financial reporting as of December 31, 2011.
US Airways’ independent registered public accounting firm has issued an audit report on the effectiveness of US Airways’ internal control over financial reporting. That report has been included herein.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholder
US Airways, Inc.:
We have audited US Airways, Inc. and subsidiaries’ (US Airways) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). US Airways’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on US Airways’ internal control over financial reporting based on our audit.
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
In our opinion, US Airways, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of US Airways, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholder’s equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 21, 2012 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Phoenix, Arizona
February 21, 2012

Item 9B.	Other Information
None.

PART III
The information required by Part III of this Annual Report on Form 10-K, pursuant to General Instruction G(3) of Form 10-K, will, except as otherwise set forth below in Item 10, be set forth in US Airways Group’s definitive Proxy Statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A relating to US Airways Group’s 2012 Annual Meeting of Stockholders and is incorporated herein by reference. US Airways Group will file the Proxy Statement with the SEC within 120 days of the end of its fiscal year.

Item 10.	Directors, Executive Officers and Corporate Governance
Except as stated below, information regarding US Airways Group’s and US Airways’ directors and executive officers required by this Item will be set forth under the captions “Proposal 1 — Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information About Our Board of Directors and Corporate Governance” in US Airways Group’s Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.
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
Information required by this Item will be set forth in US Airways Group’s Proxy Statement under the captions “Information About Our Board of Directors and Corporate Governance,” “Executive Compensation,” “Director Compensation” and “Compensation and Human Resources Committee Report” and is incorporated by reference into this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item will be set forth in US Airways Group’s Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated by reference into this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions and Director Independence
Information required by this Item will be set forth in US Airways Group’s Proxy Statement under the captions “Certain Relationships and Related Party Transactions” and “Information About Our Board of Directors and Corporate Governance” and is incorporated by reference into this Annual Report on Form 10-K.

Item 14.	Principal Accountant Fees and Services
Information required by this Item will be set forth in US Airways Group’s Proxy Statement under the caption “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated by reference into this Annual Report on Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
Consolidated Financial Statements
The following consolidated financial statements of US Airways Group, Inc. are included in Part II, Item 8A of this report:
•	Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009

•	Consolidated Balance Sheets as of December 31, 2011 and 2010

•	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2011, 2010 and 2009

•	Notes to Consolidated Financial Statements
The following consolidated financial statements of US Airways, Inc. are included in Part II, Item 8B of this report:
•	Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009

•	Consolidated Balance Sheets as of December 31, 2011 and 2010

•	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Stockholder’s Equity (Deficit) for the years ended December 31, 2011, 2010 and 2009

•	Notes to Consolidated Financial Statements
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
Date: February 21, 2012

US Airways, Inc.
By:	/s/ W. Douglas Parker
W. Douglas Parker
Chairman and Chief Executive Officer
Date: February 21, 2012

KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints W. Douglas Parker and Derek J. Kerr and each or any of them, his or her true and lawful attorneys and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ W. Douglas Parker W. Douglas Parker	Chairman and Chief Executive Officer (Principal Executive Officer)	February 21, 2012

/s/ Derek J. Kerr Derek J. Kerr	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 21, 2012

/s/ Herbert M. Baum Herbert M. Baum	Director	February 21, 2012

/s/ Matthew J. Hart Matthew J. Hart	Director	February 21, 2012

/s/ Richard C. Kraemer Richard C. Kraemer	Director	February 21, 2012

/s/ Cheryl G. Krongard Cheryl G. Krongard	Director	February 21, 2012

/s/ Bruce R. Lakefield Bruce R. Lakefield	Director	February 21, 2012

/s/ Denise M. O’Leary Denise M. O’Leary	Director	February 21, 2012

/s/ George M. Philip George M. Philip	Director	February 21, 2012

/s/ William J. Post William J. Post	Director	February 21, 2012

EXHIBIT INDEX

Exhibit
Number	Description
2.1
Agreement and Plan of Merger, dated May 19, 2005, by and among US Airways Group and America West Holdings Corporation (incorporated by reference to Exhibit 2.1 to US Airways Group’s Registration Statement on Form S-4 filed on June 28, 2005) (Registration No. 333-126162). #

2.2
Letter Agreement, dated July 7, 2005 by and among US Airways Group, America West Holdings Corporation, Barbell Acquisition Corp., ACE Aviation America West Holdings, Inc., Eastshore Aviation, LLC, Par Investment Partners, L.P., Peninsula Investment Partners, L.P. and Wellington Management Company, LLP (incorporated by reference to Exhibit 2.2 to Amendment No. 1 to US Airways Group’s Registration Statement on Form S-4 filed on August 8, 2005) (Registration No. 333-126162).

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

2.5
Amended and Restated Mutual Asset Purchase and Sale Agreement, dated as of May 20, 2011, by and among US Airways, Inc., US Airways Group, Inc. and Delta Air Lines, Inc. (incorporated by reference to Exhibit 2.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (Commission File No. 1-8444)).#*

3.1
Amended and Restated Certificate of Incorporation of US Airways Group, effective as of September 27, 2005 (incorporated by reference to Exhibit 3.1 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005 (Commission File No. 1-8444)).

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

Exhibit
Number	Description
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

Exhibit
Number	Description
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

Exhibit
Number	Description
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

Exhibit
Number	Description
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

10.59
Amended and Restated Employment Agreement dated as of November 28, 2007 by and among US Airways Group, US Airways, Inc. and W. Douglas Parker (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed on November 29, 2007 (Commission File No. 1-8444)).†

Exhibit
Number	Description
10.60	US Airways Group Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed on January 23, 2006 (Commission File No. 1-8444)).†

10.61
2009 Long Term Incentive Program under the US Airways Group 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.81 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File No. 1-8444)).†

10.62
Amendment No. 4 dated as of August 11, 2009 to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (Commission File No. 1-8444)).*

10.63
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

10.67
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

10.71
Form of Stock Appreciation Right (Stock-Settled) Award Agreement under the US Airways Group, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Commission File No. 1-8444)).†

Exhibit
Number	Description
10.72
Amendment No. 5 dated as of October 2, 2009 to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.93 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File No. 1-8444)).*

10.73
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

10.78
Amendment No. 7, dated as of April 1, 2010, to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement, dated as of October 2, 2007, between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (Commission File No. 1-8444)).*

10.79
Letter Agreement by and among US Airways Group, Inc., US Airways, Inc. and C.A. Howlett dated September 13, 2010 (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (Commission File No. 1-8444)).

10.80
Form of Participation Agreement (Participation Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee and Subordination Agent) (incorporated by reference to Exhibit 4.14 to US Airways Group’s Current Report on Form 8-K filed on December 23, 2010 (Commission File No. 1-8444)).

10.81
Form of Indenture (Trust Indenture and Security Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee) (incorporated by reference to Exhibit 4.15 to US Airways Group’s Current Report on Form 8-K filed on December 23, 2010 (Commission File No. 1-8444)).

10.82
Guarantee, dated as of December 21, 2010, from US Airways Group, Inc. (incorporated by reference to Exhibit 4.18 to US Airways Group’s Current Report on Form 8-K filed on December 23, 2010 (Commission File No. 1-8444)).

10.83
2011 Annual Incentive Program Under 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (Commission File No. 1-8444)).†

10.84
2011 Long Term Incentive Performance Program Under 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (Commission File No. 1-8444)).†

Exhibit
Number	Description
10.85
US Airways Group, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 4.1 to US Airways Group’s Registration Statement on Form S-8 filed on July 1, 2011 (Registration No. 333-175323)).†

10.86
Form of Annual Grant Agreement under the US Airways Group, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 4.2 to US Airways Group’s Registration Statement on Form S-8 filed on July 1, 2011 (Registration No. 333-175323)).†

10.87
Form of Stock Appreciation Right (Cash-Settled) Award Grant Notice and Stock Appreciation Right (Cash-Settled) Award Agreement under the US Airways Group, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 4.3 to US Airways Group’s Registration Statement on Form S-8 filed on July 1, 2011 (Registration No. 333-175323)).†

10.88
Form of Stock Appreciation Right (Stock-Settled) Award Grant Notice and Stock Appreciation Right Award Agreement under the US Airways Group, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 4.4 to US Airways Group’s Registration Statement on Form S-8 filed on July 1, 2011 (Registration No. 333-175323)).†

10.89
Form of Restricted Stock Unit (Cash-Settled) Award Grant Notice and Restricted Stock Unit (Cash-Settled) Award Agreement under the US Airways Group, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 4.5 to US Airways Group’s Registration Statement on Form S-8 filed on July 1, 2011 (Registration No. 333-175323)).†

10.90
Form of Restricted Stock Unit (Stock-Settled) Award Grant Notice and Restricted Stock Unit Award Agreement under the US Airways Group, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 4.6 to US Airways Group’s Registration Statement on Form S-8 filed on July 1, 2011 (Registration No. 333-175323)).†

10.91
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

10.92
Form of Participation Agreement (Participation Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee and Subordination Agent) (incorporated by reference to Exhibit 4.18 to US Airways Group’s Current Report on Form 8-K filed on July 1, 2011 (File No. 001-08444)).

10.93
Form of Indenture (Trust Indenture and Security Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee) (incorporated by reference to Exhibit 4.19 to US Airways Group’s Current Report on Form 8-K filed on July 1, 2011 (File No. 001-08444)).

10.94
Guarantee, dated as of June 28, 2011, from US Airways Group, Inc. (incorporated by reference to Exhibit 4.23 to US Airways Group’s Current Report on Form 8-K filed on July 1, 2011 (File No. 001-08444)).

21.1	Subsidiaries of US Airways Group and US Airways.

23.1	Consents of KPMG LLP, Independent Registered Public Accounting Firm of US Airways Group, Inc. and US Airways, Inc.

24.1	Powers of Attorney (included in signature page of this Annual Report on Form 10-K).

31.1	Certification of US Airways Group’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of US Airways Group’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of US Airways’ Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.4	Certification of US Airways’ Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit
Number	Description
32.1	Certification of US Airways Group’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of US Airways’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

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

*	Confidential treatment has been granted with respect to certain portions of this agreement.

†	Management contract or compensatory plan or arrangement.