Form 10-Q
period 2012-03-31
US AIRWAYS GROUP INC; US AIRWAYS INC
filed 2012-04-25
CIK 701345, 714560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012
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

As of April 20, 2012, there were approximately 162,326,704 shares of US Airways Group, Inc. common stock outstanding.

As of April 20, 2012, US Airways, Inc. had 1,000 shares of common stock outstanding, all of which were held by US Airways Group, Inc.

US Airways Group, Inc.

US Airways, Inc.

Form 10-Q

Quarterly Period Ended March 31, 2012

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

Item 1A. Condensed Consolidated Financial Statements of US Airways Group, Inc.

US Airways Group, Inc.

Condensed Consolidated Statements of Operations

(In millions, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating revenues:
Mainline passenger	$2,117	$1,900
Express passenger	764	685
Cargo	40	43
Other	345	333

Total operating revenues	3,266	2,961
Operating expenses:
Aircraft fuel and related taxes	859	734
Salaries and related costs	606	573
Express expenses	802	770
Aircraft rent	162	164
Aircraft maintenance	163	163
Other rent and landing fees	140	129
Selling expenses	111	100
Special items, net	3	3
Depreciation and amortization	61	60
Other	300	304

Total operating expenses	3,207	3,000

Operating income (loss)	59	(39)
Nonoperating income (expense):
Interest income	—	1
Interest expense, net	(82)	(77)
Other, net	71	1

Total nonoperating expense, net	(11)	(75)

Income (loss) before income taxes	48	(114)
Income tax provision	—	—

Net income (loss)	$48	$(114)

Earnings (loss) per common share:
Basic earnings (loss) per common share	$0.30	$(0.71)
Diluted earnings (loss) per common share	$0.28	$(0.71)
Shares used for computation (in thousands):
Basic	162,130	161,890
Diluted	201,814	161,890

See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income (loss)	$48	$(114)
Other comprehensive loss:
Pension and other postretirement benefits	—	(1)

Total other comprehensive loss	—	(1)

Total comprehensive income (loss)	$48	$(115)

See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.

Condensed Consolidated Balance Sheets

(In millions, except share and per share amounts)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$2,190	$1,947
Accounts receivable, net	449	327
Materials and supplies, net	294	235
Prepaid expenses and other	631	540

Total current assets	3,564	3,049
Property and equipment
Flight equipment	4,605	4,591
Ground property and equipment	923	907
Less accumulated depreciation and amortization	(1,556)	(1,501)

	3,972	3,997
Equipment purchase deposits	200	153

Total property and equipment	4,172	4,150
Other assets
Other intangibles, net of accumulated amortization of $140 million and $134 million, respectively	539	543
Restricted cash	347	365
Other assets	226	228

Total other assets	1,112	1,136

Total assets	$8,848	$8,335

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of debt and capital leases	$453	$436
Accounts payable	415	386
Air traffic liability	1,416	910
Accrued compensation and vacation	187	176
Accrued taxes	239	163
Other accrued expenses	1,031	1,089

Total current liabilities	3,741	3,160
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	3,984	4,130
Deferred gains and credits, net	325	307
Postretirement benefits other than pensions	162	160
Employee benefit liabilities and other	436	428

Total noncurrent liabilities and deferred credits	4,907	5,025
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value; 400,000,000 shares authorized, 162,137,378 shares issued and outstanding at March 31, 2012; 162,116,902 shares issued and outstanding at December 31, 2011	2	2
Additional paid-in capital	2,124	2,122
Accumulated other comprehensive income	2	2
Accumulated deficit	(1,928)	(1,976)

Total stockholders’ equity	200	150

Total liabilities and stockholders’ equity	$8,848	$8,335

See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net cash provided by operating activities	$417	$345
Cash flows from investing activities:
Purchases of property and equipment	(87)	(40)
Sales of marketable securities	—	12
Decrease in long-term restricted cash	18	19

Net cash used in investing activities	(69)	(9)
Cash flows from financing activities:
Repayments of debt and capital lease obligations	(115)	(128)
Proceeds from issuance of debt	—	6
Other	10	—

Net cash used in financing activities	(105)	(122)

Net increase in cash and cash equivalents	243	214
Cash and cash equivalents at beginning of period	1,947	1,859

Cash and cash equivalents at end of period	$2,190	$2,073

Non-cash investing and financing activities:
Interest payable converted to debt	$6	$9
Supplemental information:
Interest paid, net of amounts capitalized	$45	$57
Income taxes paid	—	—

See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of US Airways Group, Inc. (“US Airways Group” or the “Company”) should be read in conjunction with the consolidated financial statements contained in US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2011. The accompanying unaudited condensed consolidated financial statements include the accounts of US Airways Group and its wholly owned subsidiaries. Wholly owned subsidiaries include US Airways, Inc. (“US Airways”), Piedmont Airlines, Inc. (“Piedmont”), PSA Airlines, Inc. (“PSA”), Material Services Company, Inc. (“MSC”) and Airways Assurance Limited (“AAL”). All significant intercompany accounts and transactions have been eliminated.

Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The most significant areas of judgment relate to passenger revenue recognition, impairment of long-lived and intangible assets, the frequent traveler program and the deferred tax asset valuation allowance. The Company’s accumulated other comprehensive income balances at March 31, 2012 and December 31, 2011 related to pension and other postretirement benefits.

2. Earnings (Loss) Per Common Share

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

	Three Months Ended
	March 31, 2012	March 31, 2011
Basic EPS:
Net income (loss)	$48	$(114)

Weighted average common shares outstanding (in thousands)	162,130	161,890

Basic EPS	$0.30	$(0.71)

Diluted EPS:
Net income (loss)	$48	$(114)
Interest expense on 7.25% convertible senior notes	8	—

Net income (loss) for purposes of computing diluted EPS	$56	$(114)

Share computation for diluted EPS (in thousands):
Weighted average common shares outstanding	162,130	161,890
Dilutive effect of stock awards	1,938	—
Assumed conversion of 7.25% convertible senior notes	37,746	—

Weighted average common shares outstanding as adjusted	201,814	161,890

Diluted EPS	$0.28	$(0.71)

The following were excluded from the computation of diluted EPS because inclusion of shares would be antidilutive (in thousands):
Stock options, SARs and RSUs	1,544	1,457
7% senior convertible notes	199	199
7.25% convertible senior notes	—	37,746

3. Debt

The following table details the Company’s debt (in millions). Variable interest rates listed are the rates as of March 31, 2012.

	March 31, 2012	December 31, 2011
Secured
Citicorp North America loan, variable interest rate of 2.74%, installments due through 2014	$1,120	$1,136
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.64% to 10.56%, maturing from 2012 to 2029	1,682	1,729
Aircraft enhanced equipment trust certificates (“EETCs”), fixed interest rates ranging from 6.25% to 11%, maturing from 2014 to 2023	1,247	1,279
Other secured obligations, fixed interest rate of 8%, maturing from 2018 to 2021	29	30

	4,078	4,174
Unsecured
Barclays prepaid miles, variable interest rate of 4.99%, interest only payments	200	200
Airbus advance, repayments through 2018	129	142
7.25% convertible senior notes, interest only payments until due in 2014	172	172
7% senior convertible notes, interest only payments until due in 2020	5	5
Industrial development bonds, fixed interest rate of 6.30%, interest only payments until due in 2023	29	29
Other unsecured obligations, maturing in 2012	10	10

	545	558

Total long-term debt and capital lease obligations	4,623	4,732
Less: Total unamortized discount on debt	(186)	(166)
Current maturities	(453)	(436)

Long-term debt and capital lease obligations, net of current maturities	$3,984	$4,130

The Company was in compliance with the covenants in its debt agreements at March 31, 2012.

2012 Barclays Amendment

In February 2012, US Airways Group amended its co-branded credit card agreement with Barclays Bank Delaware. This amendment provides that the $200 million pre-purchase of frequent flier miles previously scheduled to reduce commencing in January 2012 will now be reduced commencing in January 2014 over a period of up to approximately two years.

Fair Value of Debt

The fair value of the Company’s long-term debt was approximately $4.16 billion and $4.23 billion at March 31, 2012 and December 31, 2011, respectively. The fair values were estimated using quoted market prices where available. For long-term debt not actively traded, fair values were estimated using a discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. If the Company’s long-term debt was measured at fair value, it would have been categorized as Level 2 in the fair value hierarchy.

4. Income Taxes

At December 31, 2011, the Company had approximately $1.95 billion of gross net operating losses (“NOLs”) to reduce future federal taxable income. All of the Company’s NOLs are expected to be available to reduce federal taxable income in the calendar year 2012. The NOLs expire during the years 2024 through 2031. The Company’s net deferred tax assets, which include $1.87 billion of the NOLs, are subject to a full valuation allowance. The Company also had approximately $82 million of tax-effected state NOLs at December 31, 2011. At December 31, 2011, the federal and state valuation allowances were $347 million and $61 million, respectively. In accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), utilization of the NOLs will result in a corresponding decrease in the valuation allowance and offset the Company’s tax provision dollar for dollar.

For each of the three months ended March 31, 2012 and 2011, the Company did not record federal income tax expense and recorded a nominal amount of state income tax expense related to certain states where NOLs may be limited or unavailable to be used.

5. Express Expenses

Expenses associated with the Company’s wholly owned regional airlines and affiliate regional airlines operating as US Airways Express are classified as express expenses on the condensed consolidated statements of operations. Express expenses consist of the following (in millions):

	Three Months Ended March 31,
	2012	2011
Aircraft fuel and related taxes	$277	$242
Salaries and related costs	73	70
Capacity purchases	277	266
Aircraft rent	13	13
Aircraft maintenance	32	47
Other rent and landing fees	34	34
Selling expenses	40	41
Special items, net	—	1
Depreciation and amortization	7	6
Other expenses	49	50

Express expenses	$802	$770

6. Slot Transaction

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

In December 2011, the slot divestitures described above were completed by Delta and on December 13, 2011, the transaction closed and ownership of the respective slots was transferred between the airlines. Accordingly as of December 31, 2011, the Company’s balance sheet reflected the transfer of the LaGuardia slots to Delta and the receipt of the Washington National slots, which were included within other intangible assets on the accompanying condensed consolidated balance sheet. The newly acquired Washington National slots serve as collateral under the Company’s Citicorp credit facility.

The fair value of the LaGuardia slots transferred to Delta in exchange for the Washington National slots and related cash payment was $223 million, which resulted in a $147 million gain. Due to the DOT restrictions preventing operating use of the LaGuardia slots acquired by Delta, the gain was fully deferred as of December 31, 2011 and was included within other current liabilities on the accompanying condensed consolidated balance sheet. The Company will recognize the $147 million gain in the periods in which the DOT operating restrictions lapse. During the three months ended March 31, 2012, the Company recognized approximately $73 million of the gain, which is included within other nonoperating expense, net on the accompanying condensed consolidated statement of operations. The Company expects to recognize the remaining $74 million of the gain in the third quarter of 2012.

7. Legal Proceedings

The Company is party to an arbitration proceeding relating to a grievance brought by its pilots union to the effect that, retroactive to January 1, 2010, this work group was entitled to a significant increase in wages by operation of the applicable collective bargaining agreement. The arbitrator has issued a decision in the Company’s favor, and supplemental briefs concerning a collateral issue involving a smaller wage increase have been filed. The Company believes that the union’s position is without merit and that the possibility of an adverse outcome is remote.

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

8. Subsequent Event

In April 2012, US Airways entered into a loan agreement, pursuant to which US Airways borrowed an aggregate principal amount of $100 million. The net proceeds after fees were approximately $98 million. The loan is payable in full at maturity on March 23, 2014. The loan bears interest at an index rate plus an applicable index margin or, at US Airways’ option, LIBOR plus an applicable LIBOR margin. US Airways has agreed to maintain a level of unrestricted cash in the same amount required by the Citicorp credit facility and has also agreed to maintain certain collateral coverage ratios. At closing, the loan was collateralized by certain airport take-off and landing slots.

Item 1B. Condensed Consolidated Financial Statements of US Airways, Inc.

US Airways, Inc.

Condensed Consolidated Statements of Operations

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating revenues:
Mainline passenger	$2,117	$1,900
Express passenger	764	685
Cargo	40	43
Other	383	366

Total operating revenues	3,304	2,994
Operating expenses:
Aircraft fuel and related taxes	859	734
Salaries and related costs	606	573
Express expenses	830	787
Aircraft rent	162	164
Aircraft maintenance	163	163
Other rent and landing fees	140	129
Selling expenses	111	100
Special items, net	3	3
Depreciation and amortization	63	62
Other	311	309

Total operating expenses	3,248	3,024

Operating income (loss)	56	(30)
Nonoperating income (expense):
Interest income	—	1
Interest expense, net	(57)	(53)
Other, net	72	(1)

Total nonoperating income (expense), net	15	(53)

Income (loss) before income taxes	71	(83)
Income tax provision	—	—

Net income (loss)	$71	$(83)

See accompanying notes to the condensed consolidated financial statements.

US Airways, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income (loss)	$71	$(83)
Other comprehensive loss:
Other postretirement benefits	—	(1)

Total other comprehensive loss	—	(1)

Total comprehensive income (loss)	$71	$(84)

See accompanying notes to the condensed consolidated financial statements.

US Airways, Inc.

Condensed Consolidated Balance Sheets

(In millions, except share and per share amounts)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$2,187	$1,940
Accounts receivable, net	448	325
Materials and supplies, net	257	199
Prepaid expenses and other	623	527

Total current assets	3,515	2,991
Property and equipment
Flight equipment	4,454	4,441
Ground property and equipment	888	873
Less accumulated depreciation and amortization	(1,480)	(1,428)

	3,862	3,886
Equipment purchase deposits	200	153

Total property and equipment	4,062	4,039
Other assets
Other intangibles, net of accumulated amortization of $129 million and $124 million, respectively	509	512
Restricted cash	347	365
Other assets	208	209

Total other assets	1,064	1,086

Total assets	$8,641	$8,116

LIABILITIES & STOCKHOLDER’S EQUITY
Current liabilities
Current maturities of debt and capital leases	$437	$420
Accounts payable	344	305
Payables to related parties, net	579	601
Air traffic liability	1,416	910
Accrued compensation and vacation	176	167
Accrued taxes	241	165
Other accrued expenses	995	1,058

Total current liabilities	4,188	3,626
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	2,590	2,698
Deferred gains and credits, net	269	280
Postretirement benefits other than pensions	160	158
Employee benefit liabilities and other	401	392

Total noncurrent liabilities and deferred credits	3,420	3,528
Commitments and contingencies
Stockholder’s equity
Common stock, $1 par value, 1,000 shares issued and outstanding	—	—
Additional paid-in capital	2,445	2,445
Accumulated other comprehensive income	22	22
Accumulated deficit	(1,434)	(1,505)

Total stockholder’s equity	1,033	962

Total liabilities and stockholder’s equity	$8,641	$8,116

See accompanying notes to the condensed consolidated financial statements.

US Airways, Inc.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net cash provided by operating activities	$402	$324
Cash flows from investing activities:
Purchases of property and equipment	(84)	(38)
Sales of marketable securities	—	12
Decrease in long-term restricted cash	18	19

Net cash used in investing activities	(66)	(7)
Cash flows from financing activities:
Repayments of debt and capital lease obligations	(99)	(112)
Proceeds from issuance of debt	—	6
Other	10	—

Net cash used in financing activities	(89)	(106)

Net increase in cash and cash equivalents	247	211
Cash and cash equivalents at beginning of period	1,940	1,856

Cash and cash equivalents at end of period	$2,187	$2,067

Non-cash investing and financing activities:
Interest payable converted to debt	$6	$9
Supplemental information:
Interest paid, net of amounts capitalized	$35	$41
Income taxes paid	—	—

See accompanying notes to the condensed consolidated financial statements.

US Airways, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of US Airways, Inc. (“US Airways”) should be read in conjunction with the consolidated financial statements contained in US Airways’ Annual Report on Form 10-K for the year ended December 31, 2011. US Airways is a wholly owned subsidiary of US Airways Group, Inc. (“US Airways Group”).

Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The most significant areas of judgment relate to passenger revenue recognition, impairment of long-lived and intangible assets, the frequent traveler program and the deferred tax asset valuation allowance. US Airways’ accumulated other comprehensive income balances at March 31, 2012 and December 31, 2011 related to other postretirement benefits.

2. Debt

The following table details US Airways’ debt (in millions). Variable interest rates listed are the rates as of March 31, 2012.

	March 31, 2012	December 31, 2011
Secured
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.64% to 10.56%, maturing from 2012 to 2021	$1,652	$1,699
Aircraft enhanced equipment trust certificates (“EETCs”), fixed interest rates ranging from 6.25% to 11%, maturing from 2014 to 2023	1,247	1,279
Other secured obligations, fixed interest rate of 8%, maturing from 2018 to 2021	29	30

	2,928	3,008
Unsecured
Airbus advance, repayments through 2018	129	142
Industrial development bonds, fixed interest rate of 6.30%, interest only payments until due in 2023	29	29
Other unsecured obligations, maturing in 2012	10	10

	168	181

Total long-term debt and capital lease obligations	3,096	3,189
Less: Total unamortized discount on debt	(69)	(71)
Current maturities	(437)	(420)

Long-term debt and capital lease obligations, net of current maturities	$2,590	$2,698

US Airways was in compliance with the covenants in its debt agreements at March 31, 2012.

Fair Value of Debt

The fair value of US Airways’ long-term debt was approximately $2.79 billion and $2.92 billion at March 31, 2012 and December 31, 2011, respectively. The fair values were estimated using quoted market prices where available. For long-term debt not actively traded, fair values were estimated using a discounted cash flow analysis based on US Airways’ current incremental borrowing rates for similar types of borrowing arrangements. If US Airways’ long-term debt was measured at fair value, it would have been categorized as Level 2 in the fair value hierarchy.

3. Related Party Transactions

The following represents the net payable balances to related parties (in millions):

	March 31, 2012	December 31, 2011
US Airways Group	$495	$514
US Airways Group’s wholly owned subsidiaries	84	87

	$579	$601

US Airways Group has the ability to move funds freely between its operating subsidiaries to support operations. These transfers are recognized as intercompany transactions.

The net payable to US Airways Group’s wholly owned subsidiaries consists of amounts due under regional capacity agreements with the other airline subsidiaries and fuel purchase arrangements with a non-airline subsidiary.

4. Income Taxes

US Airways is part of the US Airways Group consolidated income tax return.

At December 31, 2011, US Airways had approximately $1.85 billion of gross net operating losses (“NOLs”) to reduce future federal taxable income. All of US Airways’ NOLs are expected to be available to reduce federal taxable income in the calendar year 2012. The NOLs expire during the years 2024 through 2031. US Airways’ net deferred tax assets, which include $1.78 billion of the NOLs, are subject to a full valuation allowance. US Airways also had approximately $79 million of tax-effected state NOLs at December 31, 2011. At December 31, 2011, the federal and state valuation allowances were $349 million and $61 million, respectively. In accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), utilization of the NOLs will result in a corresponding decrease in the valuation allowance and offset US Airways’ tax provision dollar for dollar.

For each of the three months ended March 31, 2012 and 2011, US Airways did not record federal income tax expense and recorded a nominal amount of state income tax expense related to certain states where NOLs may be limited or unavailable to be used.

5. Express Expenses

Expenses associated with affiliate regional airlines operating as US Airways Express are classified as express expenses on the condensed consolidated statements of operations. Express expenses consist of the following (in millions):

	Three Months Ended March 31,
	2012	2011
Aircraft fuel and related taxes	$277	$243
Salaries and related costs	6	6
Capacity purchases	455	447
Other rent and landing fees	28	28
Selling expenses	40	41
Depreciation and amortization	2	—
Other expenses	22	22

Express expenses	$830	$787

6. Slot Transaction

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

In December 2011, the slot divestitures described above were completed by Delta and on December 13, 2011, the transaction closed and ownership of the respective slots was transferred between the airlines. Accordingly as of December 31, 2011, US Airways’ balance sheet reflected the transfer of the LaGuardia slots to Delta and the receipt of the Washington National slots, which were included within other intangible assets on the accompanying condensed consolidated balance sheet. The newly acquired Washington National slots serve as collateral under US Airways Group’s Citicorp credit facility.

The fair value of the LaGuardia slots transferred to Delta in exchange for the Washington National slots and related cash payment was $223 million, which resulted in a $147 million gain. Due to the DOT restrictions preventing operating use of the LaGuardia slots acquired by Delta, the gain was fully deferred as of December 31, 2011 and was included within other current liabilities on the accompanying condensed consolidated balance sheet. US Airways will recognize the $147 million gain in the periods in which the DOT operating restrictions lapse. During the three months ended March 31, 2012, US Airways recognized approximately $73 million of the gain, which is included within other nonoperating expense, net on the accompanying condensed consolidated statement of operations. US Airways expects to recognize the remaining $74 million of the gain in the third quarter of 2012.

7. Legal Proceedings

US Airways is party to an arbitration proceeding relating to a grievance brought by its pilots union to the effect that, retroactive to January 1, 2010, this work group was entitled to a significant increase in wages by operation of the applicable collective bargaining agreement. The arbitrator has issued a decision in US Airways’ favor, and supplemental briefs concerning a collateral issue involving a smaller wage increase have been filed. US Airways believes that the union’s position is without merit and that the possibility of an adverse outcome is remote.

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

8. Subsequent Event

In April 2012, US Airways entered into a loan agreement, pursuant to which US Airways borrowed an aggregate principal amount of $100 million. The net proceeds after fees were approximately $98 million. The loan is payable in full at maturity on March 23, 2014. The loan bears interest at an index rate plus an applicable index margin or, at US Airways’ option, LIBOR plus an applicable LIBOR margin. US Airways has agreed to maintain a level of unrestricted cash in the same amount required by US Airways Group’s Citicorp credit facility and has also agreed to maintain certain collateral coverage ratios. At closing, the loan was collateralized by certain airport take-off and landing slots.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of US Airways Group, Inc.’s and US Airways, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). The information contained herein is not a comprehensive discussion and analysis of the financial condition and results of operations of the Company, but rather updates disclosures made in the 2011 Form 10-K.

Background

US Airways Group is a holding company whose primary business activity is the operation of a major network air carrier through its wholly owned subsidiaries US Airways, Piedmont Airlines, Inc. (“Piedmont”), PSA Airlines, Inc. (“PSA”), Material Services Company, Inc. (“MSC”) and Airways Assurance Limited (“AAL”).

We operate the fifth largest airline in the United States as measured by domestic revenue passenger miles (“RPMs”) and available seat miles (“ASMs”). We have hubs in Charlotte, Philadelphia and Phoenix and a focus city in Washington, D.C. at Ronald Reagan Washington National Airport. We offer scheduled passenger service on more than 3,200 flights daily to more than 200 communities in the United States, Canada, Mexico, Europe, the Middle East, the Caribbean, and Central and South America. We also have an established East Coast route network, including the US Airways Shuttle service. For the three months ended March 31, 2012, we had approximately 13 million passengers boarding our mainline flights. As of March 31, 2012, we operated 340 mainline jets and were supported by our regional airline subsidiaries and affiliates operating as US Airways Express under capacity purchase agreements, which operated 241 regional jets and 47 turboprops. Our prorate carriers operated four turboprops and four regional jets at March 31, 2012.

The U.S. Airline Industry

During the first quarter of 2012, the U.S. airline industry continued to experience year-over-year growth in passenger revenues. Growth was driven by ongoing industry capacity discipline and strong consumer demand for air travel. The revenue environment remained strong and continued to allow the industry to mitigate the effects of high fuel costs.

In its most recent data available, Airlines for America, the trade association for U.S. airlines, reported the following increases in U.S. industry passenger revenues and yields which indicate continued strong growth despite more difficult year-over-year comparisons.

2012 vs. 2011

	January	February	March
Passenger Revenues	8.6%	10.8%	7.2%
Yields	8.9%	5.7%	5.2%

2011 vs. 2010

	January	February	March
Passenger Revenues	9.9%	13.5%	13.4%
Yields	6.2%	10.0%	11.1%

With respect to international versus domestic performance, Airlines for America reported that in the first quarter of 2012, international markets slightly outperformed domestic markets. Latin American markets led the stronger international performance.

Fuel costs continued to be significant for the industry. During the first quarter of 2012, jet fuel prices followed the price of Brent crude oil more closely than the price of West Texas Intermediate crude oil. The average daily spot price for Brent crude oil during the first quarter of 2012 was $119 per barrel. This compares to an average daily spot price of $105 per barrel for Brent crude oil during the first quarter of 2011. Brent crude oil prices were volatile in the first quarter of 2012, with daily spot prices fluctuating between a low of $108 per barrel in January 2012 to a high of $128 per barrel in March 2012, and closing the quarter at $123 per barrel on March 30, 2012.

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

US Airways Group

In the first quarter of 2012, the year-over-year growth in revenues driven by the strong demand environment for air travel offset higher fuel costs. In the three months ended March 31, 2012, we realized operating income of $59 million as compared to an operating loss of $39 million in the 2011 period.

Revenue

Mainline and express passenger revenues increased $296 million, or 11.5%, as compared to the 2011 period. The increase in passenger revenues was driven by a 6.5% increase in yield as compared to the 2011 period. Our mainline and express passenger revenue per available seat mile (“PRASM”) was 13.62 cents in the first quarter of 2012, an 8.2% increase, as compared to 12.59 cents in the 2011 period. Total revenue per available seat mile (“RASM”) was 15.45 cents in the first quarter of 2012 as compared to 14.42 cents in the 2011 period, representing a 7.1% improvement. Total revenues include our ancillary revenue initiatives, which generated $138 million in revenues for the first quarter of 2012, an increase of $12 million over the 2011 period principally related to our Choice Seats program.

Fuel

The average mainline and express price per gallon of fuel was $3.27 for the first quarter of 2012 as compared to an average cost per gallon of $2.88 in the first quarter of 2011, an increase of 13.2%. Accordingly, our mainline and express fuel expense increased $160 million to $1.14 billion for the first quarter of 2012, which was 16.3% higher than the 2011 period, on a 3.0% increase in total system capacity.

We have not entered into any new transactions to hedge our fuel consumption, and we have not had any fuel hedging contracts outstanding since the third quarter of 2009.

Capacity

Total system capacity for the first quarter of 2012 increased 3.0% as compared to the first quarter of 2011. The improvement in our completion factor to 99.4% in the first quarter of 2012 from 97.4% in the first quarter of 2011 as well as the leap year in 2012 contributed to this increase. For the full year, total system capacity is expected to be up approximately one percent versus 2011 with domestic capacity and international capacity each expected to be up approximately one percent.

Cost Control

We remain committed to maintaining a low cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: the health of the economy and the price of fuel. Our mainline costs per available seat mile (“CASM”) excluding special items and fuel decreased 0.05 cents, or 0.6%, from 8.76 cents in the first quarter of 2011 to 8.71 cents in the first quarter of 2012.

The following table details our mainline CASM for the three months ended March 31, 2012 and 2011:

	2012	2011	Percent Increase (Decrease)
	(In cents)
Mainline CASM excluding special items and fuel:
Total mainline CASM	13.57	13.09	3.7
Special items, net	(0.01)	(0.02)	(14.9)
Aircraft fuel and related taxes	(4.85)	(4.31)	12.5

Total mainline CASM excluding special items and fuel (1)	8.71	8.76	(0.6)

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

Customer Service

We are committed to consistently delivering safe, reliable and convenient service to our customers in every aspect of our operation. Mild weather conditions throughout the United States as well as outstanding efforts from our employees drove very strong operational performance in the first quarter of 2012. We delivered our best March and best first quarter operational performance in the history of the Company. Additionally through February 2012, the most recent period for which the Department of Transportation (“DOT”) has published its Air Travel Consumer Report, we ranked first in baggage handling for the month of February among the big hub-and-spoke carriers.

We reported the following operating statistics to the DOT for mainline operations for the first quarter of 2012 and 2011:

	2012			2011			Better (Worse) 2012-2011
	January	February	March (e)	January	February	March	January	February	March
On-time performance (a)	85.0	89.3	87.3	78.6	80.5	82.8	6.4 pts	8.8 pts	4.5 pts
Completion factor (b)	99.2	99.7	99.4	95.0	97.9	99.3	4.2 pts	1.8 pts	0.1 pts
Mishandled baggage (c)	2.49	1.85	2.17	3.04	2.52	2.42	18.1%	26.6%	10.3%
Customer complaints (d)	1.79	1.30	1.55	1.51	1.59	1.15	(18.5)%	17.9%	(34.4)%

(a)	Percentage of reported flight operations arriving on time as defined by the DOT.

(b)	Percentage of scheduled flight operations completed.

(c)	Rate of mishandled baggage reports per 1,000 passengers.

(d)	Rate of customer complaints filed with the DOT per 100,000 enplanements.

(e)	March 2012 operating statistics are preliminary as the DOT has not issued its March 2012 Air Travel Consumer Report as of the date of this filing.

In April 2012, we also ranked second among the big hub-and-spoke carriers in the annual Airline Quality Report (“AQR”), an industry benchmark that measures airline reliability and service. Domestic airlines’ ratings were the highest in this year’s report since the AQR began 22 years ago, which illustrates the industry’s focus on reliability and service excellence. US Airways’ overall AQR score has continued to improve year over year for the past three years.

During the first quarter of 2012, we continued to work to enhance our customers’ experience. In March we announced the expansion of our Wi-Fi in-flight Internet service to our fleet of Airbus A319, A320 and Embraer 190 aircraft. With this expansion, 90 percent of our mainline domestic fleet will be equipped with Wi-Fi Internet access. Additionally in the first quarter as a result of our slot transaction with Delta Air Lines, Inc. (“Delta”), we launched service to eleven new communities from Ronald Reagan Washington National Airport and announced service to six additional new communities commencing in June and July of this year. These new flights are a part of our plan to focus on our core service areas of Charlotte, Philadelphia, Phoenix and Washington, D.C.

Liquidity Position

As of March 31, 2012, our total cash, cash equivalents and restricted cash was $2.54 billion, of which $347 million was restricted.

	March 31, 2012	December 31, 2011
	(In millions)
Cash and cash equivalents	$2,190	$1,947
Long-term restricted cash	347	365

Total cash, cash equivalents and restricted cash	$2,537	$2,312

In the first quarter of 2012, the strong revenue environment and seasonal factors drove a $225 million improvement in our liquidity position.

Long-term restricted cash primarily includes cash collateral to secure workers’ compensation claims and credit card processing holdback requirements for advance ticket sales for which US Airways has not yet provided air transportation.

In April 2012, US Airways entered into a loan agreement, pursuant to which US Airways borrowed an aggregate principal amount of $100 million. The net proceeds after fees were approximately $98 million.

2012 Outlook

Looking forward it is difficult to predict the price of oil, the strength of the economy or the capacity actions of other airlines. Over the past few years we have taken significant actions to align capacity with demand, focus our network on our four key markets, introduce new revenue streams, control costs and continue our exceptional operating reliability. We believe that these actions have positioned us well for the coming year.

US Airways Group’s Results of Operations

In the three months ended March 31, 2012, we realized operating income of $59 million. The period-over-period growth in revenues driven by the strong demand environment for air travel offset higher fuel costs. Income before income taxes was $48 million, which included $70 million in net special credits as discussed below.

In the three months ended March 31, 2011, we realized an operating loss of $39 million and a loss before income taxes of $114 million. Our first quarter 2011 results were also impacted by recognition of $4 million in net special charges.

The table below presents our pre-tax special charges (credits) (in millions):

	Three Months Ended March 31,
	2012	2011
Mainline operating special items, net	$3	$3
Express operating special items, net	—	1
Nonoperating special items, net (a)	(73)	—

Total	$(70)	$4

(a)

The first quarter 2012 period consisted of a $73 million gain relating to the slot transaction with Delta. See Note 6 to the condensed consolidated financial statements included in Part I, Item 1A of this report for more information on this transaction.

At December 31, 2011, we had approximately $1.95 billion of gross net operating losses (“NOLs”) to reduce future federal taxable income. All of our NOLs are expected to be available to reduce federal taxable income in the calendar year 2012. The NOLs expire during the years 2024 through 2031. Our net deferred tax assets, which include $1.87 billion of the NOLs, are subject to a full valuation allowance. We also had approximately $82 million of tax-effected state NOLs at December 31, 2011. At December 31, 2011, the federal and state valuation allowances were $347 million and $61 million, respectively. In accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), utilization of the NOLs will result in a corresponding decrease in the valuation allowance and offset our tax provision dollar for dollar.

For each of the three months ended March 31, 2012 and 2011, we did not record federal income tax expense and recorded a nominal amount of state income tax expense related to certain states where NOLs may be limited or unavailable to be used.

The table below sets forth our selected mainline and express operating data:

	Three Months Ended March 31,		Increase
	2012	2011	(Decrease)
Mainline
Revenue passenger miles (millions) (a)	14,300	13,570	5.4%
Available seat miles (millions) (b)	17,718	17,035	4.0%
Passenger load factor (percent) (c)	80.7	79.7	1.0	pts
Yield (cents) (d)	14.80	14.00	5.7%
Passenger revenue per available seat mile (cents) (e)	11.95	11.15	7.1%
Operating cost per available seat mile (cents) (f)	13.57	13.09	3.7%
Passenger enplanements (thousands) (g)	13,286	12,504	6.3%
Departures (thousands)	115	112	2.0%
Aircraft at end of period	340	340	—%
Block hours (thousands) (h)	299	294	1.8%
Average stage length (miles) (i)	954	946	0.9%
Average passenger journey (miles) (j)	1,606	1,593	0.8%
Fuel consumption (gallons in millions)	264	256	3.2%
Average aircraft fuel price including related taxes (dollars per gallon)	3.26	2.87	13.4%
Full-time equivalent employees at end of period	31,186	30,621	1.8%

Express (k)
Revenue passenger miles (millions) (a)	2,459	2,438	0.9%
Available seat miles (millions) (b)	3,429	3,492	(1.8)%
Passenger load factor (percent) (c)	71.7	69.8	1.9	pts
Yield (cents) (d)	31.06	28.08	10.6%
Passenger revenue per available seat mile (cents) (e)	22.28	19.60	13.7%
Operating cost per available seat mile (cents) (f)	23.39	22.06	6.0%
Passenger enplanements (thousands) (g)	6,536	6,347	3.0%
Aircraft at end of period	288	281	2.5%
Fuel consumption (gallons in millions)	84	83	1.3%
Average aircraft fuel price including related taxes (dollars per gallon)	3.29	2.92	12.7%

Total Mainline and Express
Revenue passenger miles (millions) (a)	16,759	16,008	4.7%
Available seat miles (millions) (b)	21,147	20,527	3.0%
Passenger load factor (percent) (c)	79.3	78.0	1.3	pts
Yield (cents) (d)	17.19	16.14	6.5%
Passenger revenue per available seat mile (cents) (e)	13.62	12.59	8.2%
Total revenue per available seat mile (cents) (l)	15.45	14.42	7.1%
Passenger enplanements (thousands) (g)	19,822	18,851	5.2%
Aircraft at end of period	628	621	1.1%
Fuel consumption (gallons in millions)	348	339	2.7%
Average aircraft fuel price including related taxes (dollars per gallon)	3.27	2.88	13.2%

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. One RPM represents one passenger flown one mile.

(b)	Available seat mile (“ASM”) — A basic measure of production. One ASM represents one seat flown one mile.

(c)	Passenger load factor — The percentage of available seats that are filled with revenue passengers.

(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by RPMs.

(e)	Passenger revenue per available seat mile (“PRASM”) — Passenger revenues divided by ASMs.

(f)	Operating cost per available seat mile (“CASM”) — Operating expenses divided by ASMs.

(g)	Passenger enplanements — The number of passengers on board an aircraft, including local, connecting and through passengers.

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

Three Months Ended March 31, 2012

Compared with the

Three Months Ended March 31, 2011

Operating Revenues:

	2012	2011	Percent Increase (Decrease)
	(In millions)
Operating revenues:
Mainline passenger	$2,117	$1,900	11.4
Express passenger	764	685	11.6
Cargo	40	43	(6.0)
Other	345	333	3.6

Total operating revenues	$3,266	$2,961	10.3

Total operating revenues in the first quarter of 2012 were $3.27 billion as compared to $2.96 billion in the 2011 period, an increase of $305 million, or 10.3%. Significant changes in the components of operating revenues are as follows:

•

Mainline passenger revenues were $2.12 billion in the first quarter of 2012 as compared to $1.90 billion in the 2011 period. Mainline RPMs increased 5.4% as mainline capacity, as measured by ASMs, increased 4.0%, resulting in a 1.0 point increase in load factor to 80.7%. Mainline passenger yield increased 5.7% to 14.80 cents in the first quarter of 2012 from 14.00 cents in the 2011 period. Mainline PRASM increased 7.1% to 11.95 cents in the first quarter of 2012 from 11.15 cents in the 2011 period. These increases in mainline yield and PRASM were due principally to the strong revenue environment resulting from ongoing industry capacity discipline and strong consumer demand for air travel.

•

Express passenger revenues were $764 million in the first quarter of 2012 as compared to $685 million in the 2011 period. Express RPMs increased 0.9% as express capacity, as measured by ASMs, decreased 1.8%, resulting in a 1.9 point increase in load factor to 71.7%. Express passenger yield increased 10.6% to 31.06 cents in the first quarter of 2012 from 28.08 cents in the 2011 period. Express PRASM increased 13.7% to 22.28 cents in the first quarter of 2012 from 19.60 cents in the 2011 period. These increases in express yield and PRASM were the result of the same strong revenue environment discussed in mainline passenger revenues above as well as the installation of first class seating on certain US Airways Express regional jets.

Operating Expenses:

	2012	2011	Percent Increase (Decrease)
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$859	$734	17.0
Salaries and related costs	606	573	5.8
Aircraft rent	162	164	(1.3)
Aircraft maintenance	163	163	(0.2)
Other rent and landing fees	140	129	8.5
Selling expenses	111	100	10.9
Special items, net	3	3	(11.4)
Depreciation and amortization	61	60	1.7
Other	300	304	(0.7)

Total mainline operating expenses	2,405	2,230	7.9
Express expenses:
Fuel	277	242	14.1
Other	525	528	(0.5)

Total express expenses	802	770	4.1

Total operating expenses	$3,207	$3,000	6.9

Total operating expenses were $3.21 billion in the first quarter of 2012, an increase of $207 million, or 6.9%, compared to the 2011 period. The increase in operating expenses was driven by a $160 million, or 16.3%, increase in mainline and express fuel costs on a 3.0% increase in total system capacity. The average price per gallon of fuel increased 13.2% to $3.27 in the first quarter of 2012 from $2.88 in the 2011 period.

Mainline Operating Expenses per ASM:

Our mainline CASM increased 0.48 cents, or 3.7%, from 13.09 cents in the first quarter of 2011 to 13.57 cents in the first quarter of 2012. Excluding special items and fuel, our mainline CASM decreased 0.05 cents, or 0.6%, from 8.76 cents in the first quarter of 2011 to 8.71 cents in the first quarter of 2012, while mainline capacity increased 4.0%.

The table below sets forth the major components of our total mainline CASM and our mainline CASM excluding special items and fuel for the three months ended March 31, 2012 and 2011:

	2012	2011	Percent Increase (Decrease)
	(In cents)
Mainline CASM:
Aircraft fuel and related taxes	4.85	4.31	12.5
Salaries and related costs	3.42	3.36	1.7
Aircraft rent	0.91	0.96	(5.2)
Aircraft maintenance	0.92	0.96	(4.1)
Other rent and landing fees	0.79	0.76	4.3
Selling expenses	0.63	0.59	6.6
Special items, net	0.01	0.02	(14.9)
Depreciation and amortization	0.34	0.35	(2.2)
Other	1.70	1.78	(4.6)

Total mainline CASM	13.57	13.09	3.7
Special items, net	(0.01)	(0.02)
Aircraft fuel and related taxes	(4.85)	(4.31)

Total mainline CASM excluding special items and fuel (1)	8.71	8.76	(0.6)

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

Significant changes in the components of mainline operating expense per ASM are as follows:

•	Aircraft fuel and related taxes per ASM increased 12.5% primarily due to a 13.4% increase in the average price per gallon of fuel to $3.26 in the first quarter of 2012 from $2.87 in the 2011 period.

•	Aircraft rent per ASM decreased 5.2% over the 2011 period due to the higher ASMs in the first quarter of 2012 and the fixed nature of aircraft rent.

•	Selling expenses per ASM increased 6.6% primarily due to higher credit card fees as a result of the increase in passenger revenues in the 2012 period.

Express Operating Expenses:

Total express expenses increased $32 million, or 4.1%, in the first quarter of 2012 to $802 million from $770 million in the 2011 period. The period-over-period increase was primarily due to a $35 million, or 14.1%, increase in fuel costs. The average price per gallon of fuel increased 12.7% to $3.29 in the first quarter of 2012 from $2.92 in the 2011 period.

Nonoperating Income (Expense):

	2012	2011	Percent Increase (Decrease)
	(In millions)
Nonoperating income (expense):
Interest income	$—	$1	(72.6)
Interest expense, net	(82)	(77)	6.8
Other, net (a)	71	1	nm

Total nonoperating expense, net	$(11)	$(75)	(86.0)

(a)

Other nonoperating income of $71 million in the first quarter of 2012 consisted primarily of a special $73 million gain relating to the slot transaction with Delta. See Note 6 to the condensed consolidated financial statements included in Part I, Item 1A of this report for more information on this transaction.

US Airways’ Results of Operations

In the three months ended March 31, 2012, US Airways realized operating income of $56 million. The period-over-period growth in revenues driven by the strong demand environment for air travel offset higher fuel costs. Income before income taxes was $71 million, which included $70 million in net special credits as discussed below.

In the three months ended March 31, 2011, US Airways realized an operating loss of $30 million and a loss before income taxes of $83 million. US Airways’ first quarter 2011 results were also impacted by recognition of $3 million in net special charges.

The table below presents US Airways’ pre-tax special charges (credits) (in millions):

	Three Months Ended March 31,
	2012	2011
Mainline operating special items, net	$3	$3
Nonoperating special items, net (a)	(73)	—

Total	$(70)	$3

(a)	The first quarter 2012 period consisted of a $73 million gain relating to the slot transaction with Delta. See Note 6 to the condensed consolidated financial statements included in Part I, Item 1B of this report for more information on this transaction.

At December 31, 2011, US Airways had approximately $1.85 billion of gross NOLs to reduce future federal taxable income. All of US Airways’ NOLs are expected to be available to reduce federal taxable income in the calendar year 2012. The NOLs expire during the years 2024 through 2031. US Airways’ net deferred tax assets, which include $1.78 billion of the NOLs, are subject to a full valuation allowance. US Airways also had approximately $79 million of tax-effected state NOLs at December 31, 2011. At December 31, 2011, the federal and state valuation allowances were $349 million and $61 million, respectively. In accordance with GAAP, utilization of the NOLs will result in a corresponding decrease in the valuation allowance and offset US Airways’ tax provision dollar for dollar.

For each of the three months ended March 31, 2012 and 2011, US Airways did not record federal income tax expense and recorded a nominal amount of state income tax expense related to certain states where NOLs may be limited or unavailable to be used.

The table below sets forth US Airways’ selected mainline and express operating data:

	Three Months Ended March 31,		Increase
	2012	2011	(Decrease)
Mainline
Revenue passenger miles (millions) (a)	14,300	13,570	5.4%
Available seat miles (millions) (b)	17,718	17,035	4.0%
Passenger load factor (percent) (c)	80.7	79.7	1.0	pts
Yield (cents) (d)	14.80	14.00	5.7%
Passenger revenue per available seat mile (cents) (e)	11.95	11.15	7.1%
Aircraft at end of period	340	340	—%
Fuel consumption (gallons in millions)	264	256	3.2%
Average aircraft fuel price including related taxes (dollars per gallon)	3.26	2.87	13.4%

Express (f)
Revenue passenger miles (millions) (a)	2,459	2,438	0.9%
Available seat miles (millions) (b)	3,429	3,492	(1.8)%
Passenger load factor (percent) (c)	71.7	69.8	1.9	pts
Yield (cents) (d)	31.06	28.08	10.6%
Passenger revenue per available seat mile (cents) (e)	22.28	19.60	13.7%
Aircraft at end of period	288	281	2.5%
Fuel consumption (gallons in millions)	84	83	1.3%
Average aircraft fuel price including related taxes (dollars per gallon)	3.29	2.92	12.6%

Total Mainline and Express
Revenue passenger miles (millions) (a)	16,759	16,008	4.7%
Available seat miles (millions) (b)	21,147	20,527	3.0%
Passenger load factor (percent) (c)	79.3	78.0	1.3	pts
Yield (cents) (d)	17.19	16.14	6.5%
Passenger revenue per available seat mile (cents) (e)	13.62	12.59	8.2%
Total revenue per available seat mile (cents) (g)	15.62	14.58	7.1%
Aircraft at end of period	628	621	1.1%
Fuel consumption (gallons in millions)	348	339	2.7%
Average aircraft fuel price including related taxes (dollars per gallon)	3.27	2.89	13.2%

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. One RPM represents one passenger flown one mile.

(b)	Available seat mile (“ASM”) — A basic measure of production. One ASM represents one seat flown one mile.

(c)	Passenger load factor — The percentage of available seats that are filled with revenue passengers.

(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by RPMs.

(e)	Passenger revenue per available seat mile (“PRASM”) — Passenger revenues divided by ASMs.

(f)

Express statistics include Piedmont and PSA, as well as operating and financial results from capacity purchase agreements with Air Wisconsin Airlines Corporation, Republic Airline Inc., Mesa Airlines, Inc., Chautauqua Airlines, Inc. and SkyWest Airlines, Inc.

(g)	Total revenue per available seat mile (“RASM”) — Total revenues divided by total mainline and express ASMs.

Three Months Ended March 31, 2012

Compared with the

Three Months Ended March 31, 2011

Operating Revenues:

	2012	2011	Percent Increase (Decrease)
	(In millions)
Operating revenues:
Mainline passenger	$2,117	$1,900	11.4
Express passenger	764	685	11.6
Cargo	40	43	(6.0)
Other	383	366	4.5

Total operating revenues	$3,304	$2,994	10.4

Total operating revenues in the first quarter of 2012 were $3.30 billion as compared to $2.99 billion in the 2011 period, an increase of $310 million, or 10.4%. Significant changes in the components of operating revenues are as follows:

•

Mainline passenger revenues were $2.12 billion in the first quarter of 2012 as compared to $1.90 billion in the 2011 period. Mainline RPMs increased 5.4% as mainline capacity, as measured by ASMs, increased 4.0%, resulting in a 1.0 point increase in load factor to 80.7%. Mainline passenger yield increased 5.7% to 14.80 cents in the first quarter of 2012 from 14.00 cents in the 2011 period. Mainline PRASM increased 7.1% to 11.95 cents in the first quarter of 2012 from 11.15 cents in the 2011 period. These increases in mainline yield and PRASM were due principally to the strong revenue environment resulting from ongoing industry capacity discipline and strong consumer demand for air travel.

•

Express passenger revenues were $764 million in the first quarter of 2012 as compared to $685 million in the 2011 period. Express RPMs increased 0.9% as express capacity, as measured by ASMs, decreased 1.8%, resulting in a 1.9 point increase in load factor to 71.7%. Express passenger yield increased 10.6% to 31.06 cents in the first quarter of 2012 from 28.08 cents in the 2011 period. Express PRASM increased 13.7% to 22.28 cents in the first quarter of 2012 from 19.60 cents in the 2011 period. These increases in express yield and PRASM were the result of the same strong revenue environment discussed in mainline passenger revenues above as well as the installation of first class seating on certain US Airways Express regional jets.

Operating Expenses:

	2012	2011	Percent Increase (Decrease)
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$859	$734	17.0
Salaries and related costs	606	573	5.8
Aircraft rent	162	164	(1.3)
Aircraft maintenance	163	163	(0.2)
Other rent and landing fees	140	129	8.5
Selling expenses	111	100	10.9
Special items, net	3	3	(11.4)
Depreciation and amortization	63	62	1.7
Other	311	309	0.7

Total mainline operating expenses	2,418	2,237	8.1
Express expenses:
Fuel	277	243	14.1
Other	553	544	1.6

Total express expenses	830	787	5.5

Total operating expenses	$3,248	$3,024	7.4

Total operating expenses were $3.25 billion in the first quarter of 2012, an increase of $224 million, or 7.4%, compared to the 2011 period. The increase in operating expenses was driven by a $159 million, or 16.3%, increase in mainline and express fuel costs on a 3.0% increase in total system capacity. The average price per gallon of fuel increased 13.2% to $3.27 in the first quarter of 2012 from $2.89 in the 2011 period.

Mainline Operating Expenses:

Significant changes in the components of mainline operating expenses are as follows:

•	Aircraft fuel and related taxes increased 17.0% primarily due to a 13.4% increase in the average price per gallon of fuel to $3.26 in the first quarter of 2012 from $2.87 in the 2011 period.

•	Selling expenses increased 10.9% primarily due to higher credit card fees as a result of the increase in passenger revenues in the 2012 period.

Express Operating Expenses:

Total express expenses increased $43 million, or 5.5%, in the first quarter of 2012 to $830 million from $787 million in the 2011 period. The period-over-period increase was primarily due to a $34 million, or 14.1%, increase in fuel costs. The average price per gallon of fuel increased 12.6% to $3.29 in the first quarter of 2012 from $2.92 in the 2011 period.

Nonoperating Income (Expense):

	2012	2011	Percent Increase (Decrease)
	(In millions)
Nonoperating income (expense):
Interest income	$—	$1	(72.8)
Interest expense, net	(57)	(53)	7.3
Other, net (a)	72	(1)	nm

Total nonoperating income (expense), net	$15	$(53)	nm

(a)

Other nonoperating income of $72 million in the first quarter of 2012 consisted primarily of a special $73 million gain relating to the slot transaction with Delta. See Note 6 to the condensed consolidated financial statements included in Part I, Item 1B of this report for more information on this transaction.

Liquidity and Capital Resources

As of March 31, 2012, our total cash, cash equivalents and restricted cash was $2.54 billion, of which $347 million was restricted.

Sources and Uses of Cash

US Airways Group

Operating Activities

Net cash provided by operating activities was $417 million and $345 million for the first three months of 2012 and 2011, respectively, a period-over-period improvement of $72 million. The increase in operating cash flows was due to improved profitability in the first quarter of 2012 as the growth in revenues driven by the strong demand environment for air travel offset higher fuel costs.

Investing Activities

Net cash used in investing activities was $69 million and $9 million for the first three months of 2012 and 2011, respectively. Principal investing activities in the 2012 period included expenditures of $40 million for property and equipment and $47 million for aircraft pre-delivery deposits, offset in part by an $18 million decrease in restricted cash. Expenditures for property and equipment included costs related to the installation of the Envoy Suite on wide-body Airbus A330-300 aircraft. Principal investing activities in the 2011 period included expenditures of $30 million for property and equipment and $10 million for aircraft pre-delivery deposits, offset in part by a $19 million decrease in restricted cash and proceeds from sales of auction rate securities of $12 million. Restricted cash decreased primarily due to a change in the amount of holdback held by certain credit card processors for advance ticket sales for which US Airways had not yet provided air transportation.

Financing Activities

Net cash used in financing activities was $105 million and $122 million for the first three months of 2012 and 2011, respectively. Principal financing activities in the 2012 and 2011 periods included debt repayments of $115 million and $128 million, respectively.

US Airways

Operating Activities

Net cash provided by operating activities was $402 million and $324 million for the first three months of 2012 and 2011, respectively, a period-over-period improvement of $78 million. The increase in operating cash flows was due to improved profitability in the first quarter of 2012 as the growth in revenues driven by the strong demand environment for air travel offset higher fuel costs.

Investing Activities

Net cash used in investing activities was $66 million and $7 million for the first three months of 2012 and 2011, respectively. Principal investing activities in the 2012 period included expenditures of $37 million for property and equipment and $47 million for aircraft pre-delivery deposits, offset in part by an $18 million decrease in restricted cash. Expenditures for property and equipment included costs related to the installation of the Envoy Suite on wide-body Airbus A330-300 aircraft. Principal investing activities in the 2011 period included expenditures of $28 million for property and equipment and $10 million for aircraft pre-delivery deposits, offset in part by a $19 million decrease in restricted cash and proceeds from sales of auction rate securities of $12 million. Restricted cash decreased primarily due to a change in the amount of holdback held by certain credit card processors for advance ticket sales for which US Airways had not yet provided air transportation.

Financing Activities

Net cash used in financing activities was $89 million and $106 million for the first three months of 2012 and 2011, respectively. Principal financing activities in the 2012 and 2011 periods included debt repayments of $99 million and $112 million, respectively.

Commitments

As of March 31, 2012, we had $4.62 billion of long-term debt and capital leases (including current maturities and before discount on debt). The information contained herein is not a comprehensive discussion and analysis of our commitments, but rather updates disclosures made in the 2011 Form 10-K.

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

The Citicorp credit facility bears interest at an index rate plus an applicable index margin or, at our option, LIBOR plus an applicable LIBOR margin for interest periods of one, two, three or six months. The applicable index margin, subject to adjustment, is 1.00%, 1.25% or 1.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or greater than $1 billion, respectively. The applicable LIBOR margin, subject to adjustment, is 2.00%, 2.25% or 2.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or greater than $1 billion, respectively. In addition, interest on the Citicorp credit facility may be adjusted based on the credit rating for the Citicorp credit facility as follows: (i) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least one subgrade better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be the lower of 2.25% and the rate otherwise applicable based upon the adjusted Citicorp credit facility balance and (B) the applicable index margin will be the lower of 1.25% and the rate otherwise applicable based upon the Citicorp credit facility principal balance, and (ii) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least two subgrades better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be 2.00% and (B) the applicable index margin will be 1.00%. As of March 31, 2012, the interest rate on the Citicorp credit facility was 2.74% based on a 2.50% LIBOR margin.

The Citicorp credit facility matures on March 23, 2014, and is repayable in seven annual installments with each of the first six installments to be paid on each anniversary of the closing date in an amount equal to 1% of the initial aggregate principal amount of the loan and the final installment to be paid on the maturity date in the amount of the full remaining balance of the loan.

In addition, the Citicorp credit facility requires certain mandatory prepayments upon the occurrence of specified events, establishes certain financial covenants, including minimum cash requirements and maintenance of certain minimum ratios, contains customary affirmative covenants and negative covenants and contains customary events of default. The Citicorp credit facility requires us to maintain consolidated unrestricted cash and cash equivalents of not less than $850 million, with not less than $750 million (subject to partial reductions upon certain reductions in the outstanding principal amount of the loan) of that amount held in accounts subject to control agreements, which would become restricted for use by us if certain adverse events occur per the terms of the agreement. In addition, the Citicorp credit facility provides that we may issue debt in the future with a second lien on the assets pledged as collateral under the Citicorp credit facility. The principal amount outstanding under the Citicorp credit facility was $1.12 billion as of March 31, 2012. As of March 31, 2012, we were in compliance with all debt covenants under the Citicorp credit facility.

2012 Financing Transactions

In February 2012, US Airways Group amended its co-branded credit card agreement with Barclays Bank Delaware. This amendment provides that the $200 million pre-purchase of frequent flier miles previously scheduled to reduce commencing in January 2012 will now be reduced commencing in January 2014 over a period of up to approximately two years.

In April 2012, US Airways entered into a loan agreement, pursuant to which US Airways borrowed an aggregate principal amount of $100 million. The net proceeds after fees were approximately $98 million. The loan is payable in full at maturity on March 23, 2014. The loan bears interest at an index rate plus an applicable index margin or, at US Airways’ option, LIBOR plus an applicable LIBOR margin. US Airways has agreed to maintain a level of unrestricted cash in the same amount required by our Citicorp credit facility and has also agreed to maintain certain collateral coverage ratios. At closing, the loan was collateralized by certain airport take-off and landing slots.

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

Aircraft and Engine Purchase Commitments

US Airways has definitive purchase agreements with Airbus for the acquisition of 134 aircraft, including 97 single-aisle A320 family aircraft and 37 widebody aircraft (comprised of 22 A350 XWB aircraft and 15 A330-200 aircraft). Since 2008, when deliveries commenced under the purchase agreements, US Airways has taken delivery of 46 aircraft through March 31, 2012, which includes four A320 aircraft, 35 A321 aircraft and seven A330-200 aircraft. US Airways plans to take delivery of 12 A321 aircraft in the second half of 2012, with the remaining 46 A320 family aircraft scheduled to be delivered between 2013 and 2015. In addition, US Airways plans to take delivery of the eight remaining A330-200 aircraft in 2013 and 2014. Deliveries of the 22 A350 XWB aircraft are scheduled to begin in 2017 and extend through 2019.

US Airways has agreements for the purchase of eight new IAE V2500-A5 spare engines scheduled for delivery through 2014 for use on the A320 family fleet, three new Trent 700 spare engines scheduled for delivery through 2013 for use on the A330-200 fleet and three new Trent XWB spare engines scheduled for delivery in 2017 through 2019 for use on the A350 XWB aircraft. US Airways has taken delivery of two of the Trent 700 spare engines and two of the V2500-A5 spare engines through March 31, 2012.

Under all of our aircraft and engine purchase agreements, our total future commitments as of March 31, 2012 are expected to be approximately $5.40 billion through 2019, which includes predelivery deposits and payments. We have financing commitments for all Airbus aircraft scheduled for delivery in 2012. See Part II, Item 1A, Risk Factors – “Increased costs of financing, a reduction in the availability of financing and fluctuations in interest rates could adversely affect our liquidity, operating expenses and results” and “Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions.”

Covenants and Credit Rating

In addition to the minimum cash balance requirements, our long-term debt agreements contain various negative covenants that restrict or limit our actions, including our ability to pay dividends or make other restricted payments. Our long-term debt agreements also generally contain cross-default provisions, which may be triggered by defaults by us under other agreements relating to indebtedness. See Part II, Item 1A, Risk Factors – “Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions” and “Any failure to comply with the liquidity covenants contained in our financing arrangements would likely have a material adverse effect on our business, results of operations or financial condition.” As of March 31, 2012, we and our subsidiaries were in compliance with the covenants in our long-term debt agreements.

The following table details our credit ratings as of March 31, 2012:

	S&P Local Issuer Credit Rating	Fitch Issuer Default Credit Rating	Moody’s Corporate Family Rating
US Airways Group	B-	CCC	Caa1
US Airways	B-	*	*

(*) The credit agencies do not rate these categories for US Airways.

In April 2012, Fitch upgraded US Airways Group to B- from CCC and assigned an Issuer Default Rating of B- to US Airways.

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

Labor Agreements

In January 2012, we reached a tentative agreement with the Association of Flight Attendants-CWA for a single labor agreement applicable to both premerger US Airways and America West flight attendants. In March 2012, the flight attendants voted to not ratify the proposed five-year collective bargaining agreement. The flight attendants will continue to work under the terms of their respective US Airways or America West collective bargaining agreements, as modified by transition agreements reached in connection with the merger, until a new agreement has been reached with the union and ratified by the flight attendants.

Also in March 2012, flight attendants at PSA Airlines, a wholly owned subsidiary of US Airways Group, represented by the Association of Flight Attendants Council 75, voted to ratify a new five-year collective bargaining agreement. This agreement is not expected to have a material impact on our results of operations.

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

There have been no material changes in our off-balance sheet arrangements as set forth in our 2011 Form 10-K.

Contractual Obligations

The following table provides details of our future cash contractual obligations as of March 31, 2012 (in millions):

	Payments Due by Period
	2012	2013	2014	2015	2016	Thereafter	Total
US Airways Group (1)
Debt (2)	$—	$16	$1,376	$100	$—	$35	$1,527
Interest obligations (3)	42	56	32	5	3	20	158
US Airways (4)
Debt and capital lease obligations (5) (6)	321	364	385	276	281	1,469	3,096
Interest obligations (3) (6)	127	148	123	102	131	268	899
Aircraft purchase and operating lease commitments (7)	1,269	2,070	1,669	1,078	680	4,309	11,075
Regional capacity purchase agreements (8)	807	1,006	1,003	860	526	739	4,941
Other US Airways Group subsidiaries (9)	8	8	6	1	—	—	23

Total	$2,574	$3,668	$4,594	$2,422	$1,621	$6,840	$21,719

(1)	These commitments represent those entered into by US Airways Group.

(2)	Excludes $117 million of unamortized debt discount as of March 31, 2012.

(3)	For variable-rate debt, future interest obligations are shown above using interest rates in effect as of March 31, 2012.

(4)	These commitments represent those entered into by US Airways.

(5)	Excludes $69 million of unamortized debt discount as of March 31, 2012.

(6)

Includes $1.25 billion of future principal payments and $488 million of future interest payments as of March 31, 2012, respectively, related to pass through trust certificates, or EETCs, associated with mortgage financings for the purchase of certain aircraft.

(7)	Includes $2.51 billion of future minimum lease payments related to EETC leveraged leased financings of certain aircraft as of March 31, 2012.

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

Critical Accounting Policies and Estimates

In the first quarter of 2012, there were no changes to our critical accounting policies and estimates from those disclosed in the consolidated financial statements and accompanying notes contained in our 2011 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitive Instruments

Our primary market risk exposures include commodity price risk (i.e., the price paid to obtain aviation fuel) and interest rate risk. Our exposure to market risk from changes in commodity prices and interest rates has not changed materially from our exposure discussed in our 2011 Form 10-K except as updated below.

Commodity price risk

Our 2012 forecasted mainline and express fuel consumption is presently approximately 1.46 billion gallons, and based on this forecast, a one cent per gallon increase in aviation fuel price results in a $15 million increase in annual expense. Since the third quarter of 2008, we have not entered into any new transactions to hedge our fuel consumption, and we have not had any fuel hedging contracts outstanding since the third quarter of 2009.

Interest rate risk

Our exposure to interest rate risk relates primarily to our variable-rate debt obligations. At March 31, 2012, our variable-rate long-term debt obligations of approximately $2.71 billion represented approximately 59% of our total long-term debt. If interest rates increased 10% in 2012, the impact on our results of operations would be approximately $10 million of additional interest expense.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

An evaluation was performed under the supervision and with the participation of US Airways Group’s and US Airways’ management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2012. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in internal control over financial reporting.

There has been no change to US Airways Group’s or US Airways’ internal control over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, US Airways Group’s or US Airways’ internal control over financial reporting.

Limitation on the effectiveness of controls.

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO believe that our disclosure controls and procedures were effective at the “reasonable assurance” level as of March 31, 2012.

Part II. Other Information

Item 1. Legal Proceedings

We are party to an arbitration proceeding relating to a grievance brought by our pilots union to the effect that, retroactive to January 1, 2010, this work group was entitled to a significant increase in wages by operation of the applicable collective bargaining agreement. The arbitrator has issued a decision in our favor, and supplemental briefs concerning a collateral issue involving a smaller wage increase have been filed. We believe that the union’s position is without merit and that the possibility of an adverse outcome is remote.

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

Our operating results are materially impacted by changes in the availability, price volatility and cost of aircraft fuel, which represents one of the largest single cost items in our business. Fuel prices have fluctuated substantially over the past several years with jet fuel spot prices ranging from a low of approximately $1.87 per gallon to a high of approximately $3.38 per gallon during the period from January 1, 2010 to March 31, 2012.

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

We are currently in negotiations with the unions representing our pilots, our flight attendants, our fleet service employees, our passenger service employees, our mechanic, stock clerk and related employees, our maintenance training instructors, our flight crew training instructors and our flight simulator engineers, all of which are being overseen by the NMB. One of our express subsidiaries, PSA, recently reached a new ratified collective bargaining agreement covering its flight attendants and is in negotiations with the union representing its pilots, and our other express subsidiary, Piedmont, is in negotiations with the unions representing its pilots, its flight attendants and its passenger service employees. All of the negotiations are being overseen by the NMB. As a result, these unions presently may not lawfully engage in concerted refusals to work, such as strikes, slow-downs, sick-outs or other similar activity, against us. Nonetheless, after more than six years of negotiations without a full resolution to the bargaining issues that arose from the merger, there is a risk that disgruntled employees, either with or without union involvement, could engage in one or more concerted refusals to work that could individually or collectively harm the operation of our airline and impair our financial performance. For example, the U.S. District Court in Charlotte on September 28, 2011 granted a preliminary injunction, which was subsequently converted to a permanent injunction, enjoining the labor union representing our pilots from engaging in an illegal work slowdown.

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

Operations at four major domestic airports, certain smaller domestic airports and certain foreign airports served by us are regulated by governmental entities through the use of "slots" or similar regulatory mechanisms which limit the rights of carriers to conduct operations at those airports. Each slot represents the authorization to land at or take off from the particular airport during a specified time period and may have other operational restrictions as well. In the United States, the FAA currently regulates the allocation of slot or slot exemptions at Reagan National serving Washington, D.C., and three New York City airports – Newark, JFK and LaGuardia. Our operations at these airports generally require the allocation of slots or similar regulatory authority. Similarly, our operations at international airports in Frankfurt, London, Paris and other airports outside the United States are regulated by local slot authorities pursuant to the International Air Transport Association's Worldwide Scheduling Guidelines and applicable local law.

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

The FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures or operational restrictions. Some FAA requirements cover, among other things, retirement and maintenance of older aircraft, security measures, collision avoidance systems, airborne windshear avoidance systems, noise abatement, other environmental concerns, fuel tank inerting, crew scheduling, aircraft operation and safety and increased inspections and maintenance procedures to be conducted on older aircraft. Our failure to timely comply with these requirements has in the past and could in the future result in fines and other enforcement actions by the FAA or other regulators. Additionally, the FAA recently finalized rules on pilot flight and duty times, and has proposed new rules on minimum requirements for all pilots operating commercial aircraft. Both rules could increase our costs and reduce staffing flexibility.

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

Finally, the ability of U.S. carriers to operate international routes is subject to change because the applicable arrangements between the U.S. and foreign governments may be amended from time to time, or because appropriate slots or facilities may not be available. We cannot assure you that laws or regulations enacted in the future will not adversely affect our operating costs. In addition, increased environmental regulation, particularly in the EU, may increase costs or restrict our operations. The EU’s Emissions Trading Scheme is scheduled to take full effect in 2012. This scheme has the ability to appreciably raise costs associated with flights to EU countries as airlines will have to purchase emissions credits on the open market to cover some percentage of a carrier’s European operations. US Airways has met all the regulatory milestones associated with the program to date. While we are complying with the regulations under protest, we have also been supportive of the efforts of the U.S. government and other countries to delay the implementation and financial effects of the new regulations.

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

We continue to study AMR Corporation, the parent of American Airlines, and have concluded that a merger with AMR Corporation, while it is undergoing its bankruptcy restructuring, represents a unique opportunity for our company. On April 20, 2012, we announced that we had reached agreements for collective bargaining agreements that would govern the American Airlines employees represented by the Transport Workers Union, Association of Professional Flight Attendants and Allied Pilots Association. The effectiveness of these agreements is contingent upon a business combination involving the Company and AMR Corporation in connection with the pending bankruptcy case of AMR Corporation. No agreement for that business combination has been reached and there can be no assurance that any such business combination will be agreed to or implemented.

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

There is increasing global regulatory focus on climate change and greenhouse gas emissions. For example, the EU has established the European Union Emissions Trading Scheme (“ETS”), the mechanism by which emissions of CO2 are currently regulated in the EU. Beginning in 2012, the ETS will require airlines to have emission allowances equal to the amount of carbon dioxide emissions from flights to and from the EU member states. Compliance with the EU ETS could significantly increase our operating costs. The potential impact of ETS on costs will ultimately depend on a number of factors, including baseline emissions, the price of emission allowances, and the number of future flights subject to ETS, and these costs have not been completely defined. In the U.S., there is an increasing trend toward regulating greenhouse gas emissions directly under the Clean Air Act, and while EPA's recent regulatory activity in this area has focused on industries other than aviation, it is possible that future EPA regulations or new legislation could impact airlines. Several states are also considering initiatives to regulate emissions of greenhouse gases, primarily through the planned development of greenhouse gas emissions inventories and/or regional greenhouse gas cap and trade programs. These regulatory efforts, both internationally and in the U.S. at the federal and state levels, are still developing and we cannot yet determine what the final regulatory programs will be in the U.S., the EU or in other areas in which we do business. However, such climate change-related regulatory activity in the future may adversely affect our business and financial results by requiring us to reduce our emissions, purchase allowances or otherwise pay for our emissions. Such activity may also impact us indirectly by increasing our operating costs, including fuel costs.

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

Item 5. Other Information

On April 20, 2012, US Airways entered into a term loan agreement with Citicorp North America Inc., as Administrative Agent and as a lender and each of Barclays Bank PLC, Goldman Sachs Bank USA and Morgan Stanley Senior Funding, Inc., as lenders. The aggregate principal amount of the loan is $100 million and the net proceeds received after fees were approximately $98 million. The loan bears interest at an index rate plus an applicable index margin or, at US Airways’ option, LIBOR plus an applicable LIBOR margin. At closing, the loan was secured by certain airport take-off and landing slots at Reagan National Airport. However, the loan provides for the ability to add other types of collateral that are acceptable to the Administrative Agent in its reasonable discretion in order to ensure satisfaction of the collateral coverage ratios. The loan does not amortize and is payable in full at maturity on March 23, 2014. The loan will also mature and be payable in full on the second business day following the first date on which US Airways Group and its subsidiaries maintains an unrestricted cash balance of less than $850 million. The loan contains customary representations and warranties and customary affirmative and negative covenants, including covenants requiring US Airways to maintain an overall collateral coverage ratio and a collateral coverage ratio solely with respect to collateral consisting of airport take-off and landing slots and gates. The loan contains mandatory prepayment provisions which are triggered by, among other things, a change of control or a failure to maintain either collateral coverage ratio. The loan is subject to customary event of default and remediation provisions.

Item 6. Exhibits

The exhibits listed in the Exhibit Index following the signature pages to this report are filed as part of this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

US Airways Group, Inc. (Registrant)

Date: April 24, 2012	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

US Airways, Inc. (Registrant)

Date: April 24, 2012	By:	/s/ Derek J. Kerr
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