Form 10-Q
period 2012-06-30
US AIRWAYS GROUP INC; US AIRWAYS INC
filed 2012-07-25
CIK 701345, 714560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Indicate by check mark whether each registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

US Airways Group, Inc.	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
US Airways, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

US Airways Group, Inc.	Yes	☐	No	☒
US Airways, Inc.	Yes	☐	No	☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

US Airways Group, Inc.	Yes	☒	No	☐
US Airways, Inc.	Yes	☒	No	☐

As of July 20, 2012, there were approximately 162,397,506 shares of US Airways Group, Inc. common stock outstanding.

As of July 20, 2012, US Airways, Inc. had 1,000 shares of common stock outstanding, all of which were held by US Airways Group, Inc.

US Airways Group, Inc.

US Airways, Inc.

Form 10-Q

Quarterly Period Ended June 30, 2012

This combined Quarterly Report on Form 10-Q is filed by US Airways Group, Inc. (“US Airways Group”) and its wholly owned subsidiary US Airways, Inc. (“US Airways”). References in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and the “Company” refer to US Airways Group and its consolidated subsidiaries.

Note Concerning Forward-Looking Statements

Certain statements in this report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “would,” “continue” and similar terms used in connection with statements regarding, among others, our outlook, expected fuel costs, the revenue and pricing environment, and our expected financial performance and liquidity position. These statements include, but are not limited to, statements about future financial and operating results, our plans, objectives, expectations and intentions and other statements that are not historical facts. These statements are based upon the current beliefs and expectations of management and are subject to significant risks and uncertainties that could cause our actual results and financial position to differ materially from these statements. These risks and uncertainties include, but are not limited to, those described below under Part II, Item 1A, “Risk Factors,” and the following:

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

Item 1A. Condensed Consolidated Financial Statements of US Airways Group, Inc.

US Airways Group, Inc.

Condensed Consolidated Statements of Operations

(In millions, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating revenues:
Mainline passenger	$2,446	$2,280	$4,562	$4,180
Express passenger	916	835	1,680	1,520
Cargo	39	43	79	86
Other	353	345	700	678

Total operating revenues	3,754	3,503	7,021	6,464
Operating expenses:
Aircraft fuel and related taxes	906	948	1,766	1,682
Salaries and related costs	674	577	1,279	1,149
Express expenses	803	811	1,605	1,583
Aircraft rent	161	163	323	327
Aircraft maintenance	172	181	336	344
Other rent and landing fees	132	145	272	274
Selling expenses	126	120	237	220
Special items, net	9	6	11	9
Depreciation and amortization	61	59	122	119
Other	306	316	607	619

Total operating expenses	3,350	3,326	6,558	6,326

Operating income	404	177	463	138
Nonoperating income (expense):
Interest income	—	1	1	2
Interest expense, net	(85)	(79)	(167)	(156)
Other, net	(13)	(7)	58	(7)

Total nonoperating expense, net	(98)	(85)	(108)	(161)

Income (loss) before income taxes	306	92	355	(23)
Income tax provision	—	—	—	—

Net income (loss)	$306	$92	$355	$(23)

Earnings (loss) per common share:
Basic earnings (loss) per common share	$1.89	$0.57	$2.19	$(0.14)
Diluted earnings (loss) per common share	$1.54	$0.49	$1.82	$(0.14)
Shares used for computation (in thousands):
Basic	162,310	162,016	162,220	161,953
Diluted	203,981	202,106	202,997	161,953

See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$306	$92	$355	$(23)
Other comprehensive loss:
Reversal of net unrealized gains on available-for-sale securities	—	(2)	—	(3)
Pension and other postretirement benefits	—	—	—	(1)

Total other comprehensive loss	—	(2)	—	(4)

Total comprehensive income (loss)	$306	$90	$355	$(27)

See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.

Condensed Consolidated Balance Sheets

(In millions, except share and per share amounts)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$2,515	$1,947
Accounts receivable, net	428	327
Materials and supplies, net	258	235
Prepaid expenses and other	663	540

Total current assets	3,864	3,049
Property and equipment
Flight equipment	4,623	4,591
Ground property and equipment	962	907
Less accumulated depreciation and amortization	(1,617)	(1,501)

	3,968	3,997
Equipment purchase deposits	245	153

Total property and equipment	4,213	4,150
Other assets
Other intangibles, net of accumulated amortization of $146 million and $134 million, respectively	533	543
Restricted cash	393	365
Other assets	232	228

Total other assets	1,158	1,136

Total assets	$9,235	$8,335

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of debt and capital leases	$449	$436
Accounts payable	375	386
Air traffic liability	1,403	910
Accrued compensation and vacation	237	176
Accrued taxes	225	163
Other accrued expenses	1,067	1,089

Total current liabilities	3,756	3,160
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	4,034	4,130
Deferred gains and credits, net	310	307
Postretirement benefits other than pensions	162	160
Employee benefit liabilities and other	462	428

Total noncurrent liabilities and deferred credits	4,968	5,025
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value; 400,000,000 shares authorized, 162,393,147 shares issued and outstanding at June 30, 2012; 162,116,902 shares issued and outstanding at December 31, 2011	2	2
Additional paid-in capital	2,128	2,122
Accumulated other comprehensive income	2	2
Accumulated deficit	(1,621)	(1,976)

Total stockholders’ equity	511	150

Total liabilities and stockholders’ equity	$9,235	$8,335

See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Net cash provided by operating activities	$853	$569
Cash flows from investing activities:
Purchases of property and equipment	(191)	(106)
Purchases of marketable securities	—	(30)
Sales of marketable securities	—	33
Increase in long-term restricted cash	(28)	(24)
Proceeds from dispositions of property and equipment	—	1

Net cash used in investing activities	(219)	(126)
Cash flows from financing activities:
Repayments of debt and capital lease obligations	(263)	(417)
Proceeds from issuance of debt	178	324
Deferred financing costs	(13)	(11)
Other	32	—

Net cash used in financing activities	(66)	(104)

Net increase in cash and cash equivalents	568	339
Cash and cash equivalents at beginning of period	1,947	1,859

Cash and cash equivalents at end of period	$2,515	$2,198

Non-cash investing and financing activities:
Interest payable converted to debt	$11	$17
Supplemental information:
Interest paid, net of amounts capitalized	$114	$105
Income taxes paid	—	—

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

Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The most significant areas of judgment relate to passenger revenue recognition, impairment of long-lived and intangible assets, the frequent traveler program and the deferred tax asset valuation allowance. The Company’s accumulated other comprehensive income balances at June 30, 2012 and December 31, 2011 related to pension and other postretirement benefits.

2. Special Items, Net

Special items, net as shown on the condensed consolidated statements of operations included the following charges for the three and six months ended June 30, 2012 and 2011 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Special items, net (a)	$9	$6	$11	$9

(a)

The 2012 and 2011 second quarter and six month periods consisted primarily of corporate transaction and auction rate securities arbitration costs. The 2012 second quarter and six month periods also included a gain on a vendor settlement.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic EPS:
Net income (loss)	$306	$92	$355	$(23)

Weighted average common shares outstanding (in thousands)	162,310	162,016	162,220	161,953

Basic EPS	$1.89	$0.57	$2.19	$(0.14)

Diluted EPS:
Net income (loss)	$306	$92	$355	$(23)
Interest expense on 7.25% convertible senior notes	8	7	15	—
Interest expense on 7% senior convertible notes	—	—	—	—

Net income (loss) for purposes of computing diluted EPS	$314	$99	$370	$(23)

Share computation for diluted EPS (in thousands):
Weighted average common shares outstanding	162,310	162,016	162,220	161,953
Dilutive effect of stock awards	3,726	2,145	2,832	—
Assumed conversion of 7.25% convertible senior notes	37,746	37,746	37,746	—
Assumed conversion of 7% senior convertible notes	199	199	199	—

Weighted average common shares outstanding as adjusted	203,981	202,106	202,997	161,953

Diluted EPS	$1.54	$0.49	$1.82	$(0.14)

The following were excluded from the computation of diluted EPS because inclusion of shares would be antidilutive (in thousands):

Stock options, SARs and RSUs	1,752	1,482	1,648	1,470
7.25% convertible senior notes	—	—	—	37,746
7% senior convertible notes	—	—	—	199

4. Debt

The following table details the Company’s debt (in millions). Variable interest rates listed are the rates as of June 30, 2012.

	June 30, 2012	December 31, 2011
Secured
Citicorp North America loan, variable interest rate of 2.75%, installments due through 2014	$1,120	$1,136
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.64% to 10.47%, maturing from 2012 to 2029	1,678	1,729
Aircraft enhanced equipment trust certificates (“EETCs”), fixed interest rates ranging from 5.90% to 11%, maturing from 2014 to 2024	1,300	1,279
Other secured obligations, fixed interest rate of 8%, maturing from 2018 to 2021	29	30

	4,127	4,174
Unsecured
Barclays prepaid miles, variable interest rate of 5%, interest only payments	200	200
Airbus advance, repayments through 2018	114	142
7.25% convertible senior notes, interest only payments until due in 2014	172	172
7% senior convertible notes, interest only payments until due in 2020	5	5
Industrial development bonds, fixed interest rate of 6.30%, interest only payments until due in 2023	29	29
Other unsecured obligations, maturing in 2012	10	10

	530	558

Total long-term debt and capital lease obligations	4,657	4,732
Less: Total unamortized discount on debt	(174)	(166)
Current maturities	(449)	(436)

Long-term debt and capital lease obligations, net of current maturities	$4,034	$4,130

The Company was in compliance with the covenants in its debt agreements at June 30, 2012.

2012 Barclays Amendment

In February 2012, US Airways Group amended its co-branded credit card agreement with Barclays Bank Delaware. This amendment provides that the $200 million pre-purchase of frequent flier miles previously scheduled to reduce commencing in January 2012 will now be reduced commencing in January 2014 over a period of up to approximately two years.

2012 Slot Financing

In April 2012, US Airways entered into a loan agreement pursuant to which US Airways borrowed an aggregate principal amount of $100 million. The net proceeds after fees were approximately $98 million. The loan is payable in full at maturity on March 23, 2014. The loan bears interest at an index rate plus an applicable index margin or, at US Airways’ option, LIBOR plus an applicable LIBOR margin. US Airways has agreed to maintain a level of unrestricted cash in the same amount required by the Citicorp credit facility and has also agreed to maintain certain collateral coverage ratios. The loan is collateralized by certain airport take-off and landing slots.

2012-1 EETC Financing Transactions

In May 2012, US Airways created three pass-through trusts which issued approximately $623 million aggregate face amount of Series 2012-1 Class A, Class B and Class C Enhanced Equipment Trust Certificates in connection with the refinancing of two Airbus aircraft owned by US Airways and the financing of 12 Airbus aircraft scheduled to be delivered from September 2012 to March 2013 (the “2012 EETCs”). The 2012 EETCs represent fractional undivided interests in the respective pass-through trusts and are not obligations of US Airways. Proceeds received from the sale of EETCs are initially held by a depository in escrow for the benefit of the certificate holders until US Airways issues equipment notes to the trust, which purchases the notes with a portion of the escrowed funds. These escrowed funds are not guaranteed by US Airways and are not reported as debt on US Airways’ condensed consolidated balance sheet because the proceeds held by the depositary are not US Airways’ assets.

As of June 30, 2012, $78 million of the escrowed proceeds from the 2012 EETCs have been used to purchase equipment notes issued by US Airways in three series: Series A equipment notes in an aggregate principal amount of $48 million bearing interest at 5.90% per annum, Series B equipment notes in an aggregate principal amount of $15 million bearing interest at 8% per annum and Series C equipment notes in an aggregate principal amount of $15 million bearing interest at 9.125% per annum. Interest on the equipment notes is payable semiannually in April and October of each year, beginning in October 2012. Principal payments on the equipment notes are scheduled to begin in April 2013. The final payments on the Series A equipment notes, Series B equipment notes and Series C equipment notes will be due in October 2024, October 2019 and October 2015, respectively. US Airways’ payment obligations under the equipment notes are fully and unconditionally guaranteed by US Airways Group. The net proceeds from the issuance of these equipment notes were used in part to repay the existing debt associated with the two Airbus aircraft, with the balance used for general corporate purposes. The equipment notes are secured by liens on aircraft. The remaining $545 million of escrowed proceeds will be used to purchase equipment notes as the new aircraft are delivered.

Fair Value of Debt

The fair value of the Company’s long-term debt was approximately $4.38 billion and $4.23 billion at June 30, 2012 and December 31, 2011, respectively. The fair values were estimated using quoted market prices where available. For long-term debt not actively traded, fair values were estimated using a discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. If the Company’s long-term debt was measured at fair value, it would have been categorized as Level 2 in the fair value hierarchy.

5. Income Taxes

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

For each of the three and six month periods ended June 30, 2012 and 2011, the Company did not record federal income tax expense and recorded a nominal amount of state income tax expense related to certain states where NOLs may be limited or unavailable to be used.

When profitable, the Company is ordinarily subject to Alternative Minimum Tax (“AMT”). However as the result of a special tax election made in 2009, the Company was able to utilize AMT NOLs to fully offset its AMT taxable income in each of the three and six month periods ended June 30, 2012.

6. Express Expenses

Expenses associated with the Company’s wholly owned regional airlines and affiliate regional airlines operating as US Airways Express are classified as express expenses on the condensed consolidated statements of operations. Express expenses consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Aircraft fuel and related taxes	$282	$287	$558	$530
Salaries and related costs	78	67	151	137
Capacity purchases	275	261	552	527
Aircraft rent	13	13	26	26
Aircraft maintenance	23	49	55	96
Other rent and landing fees	33	35	67	69
Selling expenses	47	49	87	90
Special items, net	3	—	3	1
Depreciation and amortization	8	6	15	12
Other expenses	41	44	91	95

Express expenses	$803	$811	$1,605	$1,583

7. Slot Transaction

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

The fair value of the LaGuardia slots transferred to Delta in exchange for the Washington National slots and related cash payment was $223 million, which resulted in a gain of approximately $147 million. Due to the DOT restrictions preventing operating use of the LaGuardia slots acquired by Delta, the gain was fully deferred as of December 31, 2011 and was included within other current liabilities on the accompanying condensed consolidated balance sheet. The Company will recognize the gain in the periods in which the DOT operating restrictions lapse (March 2012 and July 2012). In March 2012, the Company recognized $73 million of the gain, which is included within other nonoperating expense, net on the accompanying condensed consolidated statement of operations. The Company will recognize the remaining gain (expected to approximate $74 million) in the third quarter of 2012.

8. Legal Proceedings

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

Item 1B. Condensed Consolidated Financial Statements of US Airways, Inc.

US Airways, Inc.

Condensed Consolidated Statements of Operations

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating revenues:
Mainline passenger	$2,446	$2,280	$4,562	$4,180
Express passenger	916	835	1,680	1,520
Cargo	39	43	79	86
Other	394	386	778	751

Total operating revenues	3,795	3,544	7,099	6,537
Operating expenses:
Aircraft fuel and related taxes	906	948	1,766	1,682
Salaries and related costs	674	577	1,279	1,149
Express expenses	841	838	1,671	1,625
Aircraft rent	161	163	323	327
Aircraft maintenance	172	181	336	344
Other rent and landing fees	132	145	272	274
Selling expenses	126	120	237	220
Special items, net	9	6	11	9
Depreciation and amortization	64	61	127	124
Other	315	326	626	634

Total operating expenses	3,400	3,365	6,648	6,388

Operating income	395	179	451	149
Nonoperating income (expense):
Interest income	—	1	1	2
Interest expense, net	(60)	(53)	(118)	(107)
Other, net	(13)	(8)	59	(8)

Total nonoperating expense, net	(73)	(60)	(58)	(113)

Income before income taxes	322	119	393	36
Income tax provision	—	—	—	—

Net income	$322	$119	$393	$36

See accompanying notes to the condensed consolidated financial statements.

US Airways, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$322	$119	$393	$36
Other comprehensive loss:
Reversal of net unrealized gains on available-for-sale securities	—	(2)	—	(3)
Pension and other postretirement benefits	—	—	—	(1)

Total other comprehensive loss	—	(2)	—	(4)

Total comprehensive income	$322	$117	$393	$32

See accompanying notes to the condensed consolidated financial statements.

US Airways, Inc.

Condensed Consolidated Balance Sheets

(In millions, except share and per share amounts)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$2,510	$1,940
Accounts receivable, net	428	325
Materials and supplies, net	225	199
Prepaid expenses and other	654	527

Total current assets	3,817	2,991
Property and equipment
Flight equipment	4,470	4,441
Ground property and equipment	927	873
Less accumulated depreciation and amortization	(1,538)	(1,428)

	3,859	3,886
Equipment purchase deposits	245	153

Total property and equipment	4,104	4,039
Other assets
Other intangibles, net of accumulated amortization of $135 million and $124 million, respectively	503	512
Restricted cash	393	365
Other assets	217	209

Total other assets	1,113	1,086

Total assets	$9,034	$8,116

LIABILITIES & STOCKHOLDER’S EQUITY
Current liabilities
Current maturities of debt and capital leases	$433	$420
Accounts payable	334	305
Payables to related parties, net	547	601
Air traffic liability	1,403	910
Accrued compensation and vacation	225	167
Accrued taxes	227	165
Other accrued expenses	1,036	1,058

Total current liabilities	4,205	3,626
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	2,631	2,698
Deferred gains and credits, net	258	280
Postretirement benefits other than pensions	161	158
Employee benefit liabilities and other	424	392

Total noncurrent liabilities and deferred credits	3,474	3,528
Commitments and contingencies
Stockholder’s equity
Common stock, $1 par value, 1,000 shares issued and outstanding	—	—
Additional paid-in capital	2,445	2,445
Accumulated other comprehensive income	22	22
Accumulated deficit	(1,112)	(1,505)

Total stockholder’s equity	1,355	962

Total liabilities and stockholder’s equity	$9,034	$8,116

See accompanying notes to the condensed consolidated financial statements.

US Airways, Inc.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Net cash provided by operating activities	$834	$539
Cash flows from investing activities:
Purchases of property and equipment	(186)	(98)
Purchases of marketable securities	—	(30)
Sales of marketable securities	—	33
Increase in long-term restricted cash	(28)	(24)
Proceeds from dispositions of property and equipment	—	1

Net cash used in investing activities	(214)	(118)
Cash flows from financing activities:
Repayments of debt and capital lease obligations	(247)	(401)
Proceeds from issuance of debt	178	324
Deferred financing costs	(13)	(11)
Other	32	—

Net cash used in financing activities	(50)	(88)

Net increase in cash and cash equivalents	570	333
Cash and cash equivalents at beginning of period	1,940	1,856

Cash and cash equivalents at end of period	$2,510	$2,189

Non-cash investing and financing activities:
Interest payable converted to debt	$11	$17
Supplemental information:
Interest paid, net of amounts capitalized	$86	$72
Income taxes paid	—	—

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

Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The most significant areas of judgment relate to passenger revenue recognition, impairment of long-lived and intangible assets, the frequent traveler program and the deferred tax asset valuation allowance. US Airways’ accumulated other comprehensive income balances at June 30, 2012 and December 31, 2011 related to other postretirement benefits.

2. Special Items, Net

Special items, net as shown on the condensed consolidated statements of operations included the following charges for the three and six months ended June 30, 2012 and 2011 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Special items, net (a)	$9	$6	$11	$9

(a)

The 2012 and 2011 second quarter and six month periods consisted primarily of corporate transaction and auction rate securities arbitration costs. The 2012 second quarter and six month periods also included a gain on a vendor settlement.

3. Debt

The following table details US Airways’ debt (in millions). Variable interest rates listed are the rates as of June 30, 2012.

	June 30, 2012	December 31, 2011
Secured
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.64% to 10.47%, maturing from 2012 to 2021	$1,648	$1,699
Aircraft enhanced equipment trust certificates (“EETCs”), fixed interest rates ranging from 5.90% to 11%, maturing from 2014 to 2024	1,300	1,279
Other secured obligations, fixed interest rate of 8%, maturing from 2018 to 2021	29	30

	2,977	3,008
Unsecured
Airbus advance, repayments through 2018	114	142
Industrial development bonds, fixed interest rate of 6.30%, interest only payments until due in 2023	29	29
Other unsecured obligations, maturing in 2012	10	10

	153	181

Total long-term debt and capital lease obligations	3,130	3,189
Less: Total unamortized discount on debt	(66)	(71)
Current maturities	(433)	(420)

Long-term debt and capital lease obligations, net of current maturities	$2,631	$2,698

US Airways was in compliance with the covenants in its debt agreements at June 30, 2012.

2012 Slot Financing

In April 2012, US Airways entered into a loan agreement pursuant to which US Airways borrowed an aggregate principal amount of $100 million. The net proceeds after fees were approximately $98 million. The loan is payable in full at maturity on March 23, 2014. The loan bears interest at an index rate plus an applicable index margin or, at US Airways’ option, LIBOR plus an applicable LIBOR margin. US Airways has agreed to maintain a level of unrestricted cash in the same amount required by US Airways Group’s Citicorp credit facility and has also agreed to maintain certain collateral coverage ratios. The loan is collateralized by certain airport take-off and landing slots.

2012-1 EETC Financing Transactions

In May 2012, US Airways created three pass-through trusts which issued approximately $623 million aggregate face amount of Series 2012-1 Class A, Class B and Class C Enhanced Equipment Trust Certificates in connection with the refinancing of two Airbus aircraft owned by US Airways and the financing of 12 Airbus aircraft scheduled to be delivered from September 2012 to March 2013 (the “2012 EETCs”). The 2012 EETCs represent fractional undivided interests in the respective pass-through trusts and are not obligations of US Airways. Proceeds received from the sale of EETCs are initially held by a depository in escrow for the benefit of the certificate holders until US Airways issues equipment notes to the trust, which purchases the notes with a portion of the escrowed funds. These escrowed funds are not guaranteed by US Airways and are not reported as debt on US Airways’ condensed consolidated balance sheet because the proceeds held by the depositary are not US Airways’ assets.

As of June 30, 2012, $78 million of the escrowed proceeds from the 2012 EETCs have been used to purchase equipment notes issued by US Airways in three series: Series A equipment notes in an aggregate principal amount of $48 million bearing interest at 5.90% per annum, Series B equipment notes in an aggregate principal amount of $15 million bearing interest at 8% per annum and Series C equipment notes in an aggregate principal amount of $15 million bearing interest at 9.125% per annum. Interest on the equipment notes is payable semiannually in April and October of each year, beginning in October 2012. Principal payments on the equipment notes are scheduled to begin in April 2013. The final payments on the Series A equipment notes, Series B equipment notes and Series C equipment notes will be due in October 2024, October 2019 and October 2015, respectively. US Airways’ payment obligations under the equipment notes are fully and unconditionally guaranteed by US Airways Group. The net proceeds from the issuance of these equipment notes were used in part to repay the existing debt associated with the two Airbus aircraft, with the balance used for general corporate purposes. The equipment notes are secured by liens on aircraft. The remaining $545 million of escrowed proceeds will be used to purchase equipment notes as the new aircraft are delivered.

Fair Value of Debt

The fair value of US Airways’ long-term debt was approximately $2.90 billion and $2.92 billion at June 30, 2012 and December 31, 2011, respectively. The fair values were estimated using quoted market prices where available. For long-term debt not actively traded, fair values were estimated using a discounted cash flow analysis based on US Airways’ current incremental borrowing rates for similar types of borrowing arrangements. If US Airways’ long-term debt was measured at fair value, it would have been categorized as Level 2 in the fair value hierarchy.

4. Related Party Transactions

The following represents the net payable balances to related parties (in millions):

	June 30, 2012	December 31, 2011
US Airways Group	$472	$514
US Airways Group’s wholly owned subsidiaries	75	87

	$547	$601

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

For each of the three and six month periods ended June 30, 2012 and 2011, US Airways did not record federal income tax expense and recorded a nominal amount of state income tax expense related to certain states where NOLs may be limited or unavailable to be used.

When profitable, US Airways is ordinarily subject to Alternative Minimum Tax (“AMT”). However as the result of a special tax election made in 2009, US Airways was able to utilize AMT NOLs to fully offset its AMT taxable income in each of the three and six month periods ended June 30, 2012.

6. Express Expenses

Expenses associated with affiliate regional airlines operating as US Airways Express are classified as express expenses on the condensed consolidated statements of operations. Express expenses consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Aircraft fuel and related taxes	$282	$288	$559	$531
Salaries and related costs	6	6	12	12
Capacity purchases	456	445	911	892
Other rent and landing fees	28	29	56	57
Selling expenses	47	49	87	90
Depreciation and amortization	2	—	4	—
Other expenses	20	21	42	43

Express expenses	$841	$838	$1,671	$1,625

7. Slot Transaction

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

The fair value of the LaGuardia slots transferred to Delta in exchange for the Washington National slots and related cash payment was $223 million, which resulted in a gain of approximately $147 million. Due to the DOT restrictions preventing operating use of the LaGuardia slots acquired by Delta, the gain was fully deferred as of December 31, 2011 and was included within other current liabilities on the accompanying condensed consolidated balance sheet. US Airways will recognize the gain in the periods in which the DOT operating restrictions lapse (March 2012 and July 2012). In March 2012, US Airways recognized $73 million of the gain, which is included within other nonoperating expense, net on the accompanying condensed consolidated statement of operations. US Airways will recognize the remaining gain (expected to approximate $74 million) in the third quarter of 2012.

8. Legal Proceedings

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

We operate the fifth largest airline in the United States as measured by domestic revenue passenger miles (“RPMs”) and available seat miles (“ASMs”). We have hubs in Charlotte, Philadelphia and Phoenix and a focus city in Washington, D.C. at Ronald Reagan Washington National Airport. We offer scheduled passenger service on more than 3,200 flights daily to more than 200 communities in the United States, Canada, Mexico, Europe, the Middle East, the Caribbean, and Central and South America. We also have an established East Coast route network, including the US Airways Shuttle service. For the six months ended June 30, 2012, we had approximately 27 million passengers boarding our mainline flights. As of June 30, 2012, we operated 339 mainline jets and are supported by our regional airline subsidiaries and affiliates operating as US Airways Express under capacity purchase agreements, which operated 241 regional jets and 47 turboprops. Our prorate carriers operated four regional jets at June 30, 2012.

The U.S. Airline Industry

During the second quarter of 2012, the U.S. airline industry experienced year-over-year growth in passenger revenues as well as a decline in the price of fuel.

Passenger revenue growth was driven by ongoing industry capacity discipline and strong consumer demand for air travel. In its most recent data available, Airlines for America, the trade association for U.S. airlines, reported the following increases in U.S. industry passenger revenues and yields, which indicate continued growth despite more difficult year-over-year comparisons.

2012 vs. 2011

	April	May	June
Passenger Revenues	7.1%	4.5%	6.1%
Yields	5.9%	4.3%	5.2%

2011 vs. 2010

	April	May	June
Passenger Revenues	12.0%	14.7%	8.4%
Yields	7.9%	10.8%	7.0%

With respect to international versus domestic performance, Airlines for America reported that in the second quarter of 2012, domestic market yields outperformed international market yields. International markets experienced weaker demand due to global economic uncertainty.

Jet fuel prices continue to follow the price of Brent crude oil more closely than the price of West Texas Intermediate crude oil. The average daily spot price for Brent crude oil during the second quarter of 2012 was $108 per barrel as compared to an average daily spot price of $117 per barrel during the second quarter of 2011. The price of Brent crude oil fell throughout the second quarter amid uncertainty surrounding the European economy and slower worldwide economic growth. The daily spot price for Brent crude oil averaged $120 per barrel in April 2012, $110 per barrel in May 2012, $95 per barrel in June 2012, and closed the quarter at $94 per barrel on June 29, 2012.

While the U.S. airline industry is currently benefiting from a favorable revenue environment and lower fuel prices described above, uncertainty exists regarding the economic conditions driving these factors. See Part II, Item 1A, Risk Factors – “Downturns in economic conditions adversely affect our business” and “Our business is dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices and significant disruptions in the supply of aircraft fuel could have a significant negative impact on our operating results and liquidity.”

US Airways Group

For the second quarter of 2012, we reported our largest ever quarterly profit on both an operating income and net income basis. Driven by year-over-year growth in revenues and a decrease in our fuel costs, we realized operating income of $404 million and net income of $306 million in the second quarter of 2012. This compares to operating income of $177 million and net income of $92 million in the second quarter of 2011.

Revenue

Mainline and express passenger revenues increased $247 million, or 7.9%, as compared to the 2011 period driven by a 7.4% increase in yield as compared to the 2011 period. Our mainline and express passenger revenue per available seat mile (“PRASM”) was 14.59 cents in the second quarter of 2012, a 6.8% increase, as compared to 13.66 cents in the 2011 period. Total revenue per available seat mile (“RASM”) was 16.30 cents in the second quarter of 2012 as compared to 15.36 cents in the 2011 period, representing a 6.1% improvement. Total revenues include our ancillary revenue initiatives, which generated $154 million in revenues for the second quarter of 2012, an increase of $14 million over the 2011 period principally related to our Choice Seats program.

Fuel

We have not entered into any transactions to hedge our fuel consumption and as a result we fully realized the benefits of the decline in fuel prices during the second quarter of 2012. The average mainline and express price per gallon of fuel was $3.18 for the second quarter of 2012 as compared to an average cost per gallon of $3.29 in the second quarter of 2011, a decrease of 3.5%. Accordingly, our mainline and express fuel expense decreased $47 million to $1.19 billion for the second quarter of 2012, which was 3.8% lower than the 2011 period, on a 0.4% decrease in consumption.

Capacity

Total system capacity for the second quarter of 2012 increased 1.0% as compared to the second quarter of 2011 due primarily to our strong operational performance, which led to a record completion factor for the second quarter of 2012. For the full year 2012, total system capacity is expected to be up approximately two percent versus 2011. Domestic capacity is expected to be up approximately two percent and international capacity is expected to be up approximately one percent.

Cost Control

We remain committed to maintaining a low cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: the health of the economy and the price of fuel. Our mainline costs per available seat mile (“CASM”) excluding special items, fuel and profit sharing increased 0.09 cents, or 1.1%, from 8.16 cents in the second quarter of 2011 to 8.25 cents in the second quarter of 2012.

The following table details our mainline CASM for the three months ended June 30, 2012 and 2011:

	2012	2011	Percent Increase (Decrease)
	(In cents)
Mainline CASM excluding special items, fuel and profit sharing:
Total mainline CASM	13.14	13.15	(0.1)
Special items, net	(0.05)	(0.03)	32.7
Aircraft fuel and related taxes	(4.67)	(4.96)	(5.7)
Profit sharing	(0.17)	—	nm

Total mainline CASM excluding special items, fuel and profit sharing (1)	8.25	8.16	1.1

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

Customer Service

We are committed to consistently delivering safe, reliable and convenient service to our customers in every aspect of our operation. Outstanding efforts from our 32,000 employees drove very strong operational performance in the second quarter of 2012 as we achieved our best-ever quarter performance in on-time arrivals and baggage handling and our best-ever second quarter performance in completion factor.

We reported the following operating statistics to the Department of Transportation (“DOT”) for mainline operations for the second quarter of 2012 and 2011:

	2012			2011			Better (Worse) 2012-2011
	April	May	June (e)	April	May	June	April		May		June
On-time performance (a)	90.6	85.5	86.2	77.4	74.8	73.0	13.2	pts	10.7	pts	13.2	pts
Completion factor (b)	99.7	99.5	99.1	98.9	98.9	98.4	0.8	pts	0.6	pts	0.7	pts
Mishandled baggage (c)	1.83	2.02	2.23	2.36	2.83	3.24	22.5%		28.6%		31.2%
Customer complaints (d)	1.76	2.33	2.42	1.52	2.02	2.56	(15.8)%		(15.3)%		5.6%

(a)	Percentage of reported flight operations arriving on time as defined by the DOT.

(b)	Percentage of scheduled flight operations completed.

(c)	Rate of mishandled baggage reports per 1,000 passengers.

(d)	Rate of customer complaints filed with the DOT per 100,000 enplanements.

(e)	June 2012 operating statistics are preliminary as the DOT has not issued its June 2012 Air Travel Consumer Report as of the date of this filing.

Liquidity Position

As of June 30, 2012, our total cash, cash equivalents and restricted cash was $2.91 billion, of which $393 million was restricted.

	June 30, 2012	December 31, 2011
	(In millions)
Cash and cash equivalents	$2,515	$1,947
Long-term restricted cash	393	365

Total cash, cash equivalents and restricted cash	$2,908	$2,312

The improvement in our liquidity in the first half of 2012 was due primarily to the strong revenue environment and seasonal factors. An April 2012 loan agreement, pursuant to which US Airways borrowed an aggregate principal amount of $100 million, also contributed to the improvement.

Long-term restricted cash primarily includes cash collateral to secure workers’ compensation claims and credit card processing holdback requirements for advance ticket sales for which US Airways has not yet provided air transportation.

2012 Outlook

Looking forward it is difficult to predict the price of oil, the strength of the economy or the capacity actions of other airlines. Over the past few years we have taken significant actions to align capacity with demand, focus our network on our four key markets, introduce new revenue streams, control costs and continue our exceptional operating reliability. We believe that these actions have positioned us well.

US Airways Group’s Results of Operations

Driven by year-over-year growth in revenues and a decrease in our fuel costs, we realized operating income of $404 million in the second quarter of 2012, representing our largest ever quarterly operating profit. We realized income before income taxes of $306 million in the second quarter of 2012. This compares to operating income of $177 million and income before income taxes of $92 million in the 2011 period.

In the first six months of 2012, we realized operating income of $463 million and income before income taxes of $355 million. This compares to operating income of $138 million and a loss before income taxes of $23 million in the 2011 period. The six month period year-over-year increase in our income was driven primarily by our strong second quarter 2012 performance.

Our results have been impacted by the following net special charges (credits) (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Mainline operating special items, net (a)	$9	$6	$11	$9
Express operating special items, net (b)	3	—	3	1
Nonoperating special items, net (c)	3	8	(70)	8

Total	$15	$14	$(56)	$18

(a)

The 2012 and 2011 second quarter and six month periods consisted primarily of corporate transaction and auction rate securities arbitration costs. The 2012 second quarter and six month periods also included a gain on a vendor settlement.

(b)	The 2012 second quarter and six month periods each consisted of special charges related to ratification of a new Piedmont fleet and passenger services contract.

(c)

The 2012 second quarter consisted of debt prepayment penalties and non-cash write offs of certain debt issuance costs related to the refinancing of two Airbus aircraft. The 2012 six month period consisted of a $73 million gain recognized in March 2012 relating to the slot transaction with Delta Air Lines, Inc. (“Delta”). See Note 7 to the condensed consolidated financial statements included in Part I, Item 1A of this report for more information on the Delta transaction. This gain was partially offset by $3 million in debt prepayment penalties and non-cash write offs of certain debt issuance costs discussed above.

The 2011 second quarter and six month periods each consisted of $6 million in debt prepayment penalties and non-cash write offs of certain debt issuance costs related to the refinancing of five Airbus aircraft as well as $2 million of losses related to investments in auction rate securities.

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

For each of the three and six month periods ended June 30, 2012 and 2011, we did not record federal income tax expense and recorded a nominal amount of state income tax expense related to certain states where NOLs may be limited or unavailable to be used.

When profitable, we are ordinarily subject to Alternative Minimum Tax (“AMT”). However as the result of a special tax election made in 2009, we were able to utilize AMT NOLs to fully offset our AMT taxable income in each of the three and six month periods ended June 30, 2012.

The table below sets forth our selected mainline and express operating data:

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
	2012	2011	(Decrease)		2012	2011	(Decrease)
Mainline
Revenue passenger miles (millions) (a)	16,403	16,260	0.9%		30,704	29,830	2.9%
Available seat miles (millions) (b)	19,387	19,116	1.4%		37,105	36,151	2.6%
Passenger load factor (percent) (c)	84.6	85.1	(0.5	) pts	82.7	82.5	0.2	pts
Yield (cents) (d)	14.91	14.02	6.3%		14.86	14.01	6.0%
Passenger revenue per available seat mile (cents) (e)	12.62	11.93	5.8%		12.30	11.56	6.3%
Operating cost per available seat mile (cents) (f)	13.14	13.15	(0.1)%		13.35	13.12	1.7%
Passenger enplanements (thousands) (g)	13,902	13,799	0.8%		27,188	26,303	3.4%
Departures (thousands)	115	116	(0.7)%		229	228	0.6%
Aircraft at end of period	339	338	0.3%		339	338	0.3%
Block hours (thousands) (h)	313	320	(2.2)%		612	614	(0.3)%
Average stage length (miles) (i)	1,025	1,017	0.8%		990	982	0.8%
Average passenger journey (miles) (j)	1,738	1,722	0.9%		1,674	1,661	0.8%
Fuel consumption (gallons in millions)	286	288	(0.5)%		550	543	1.2%
Average aircraft fuel price including related taxes (dollars per gallon)	3.17	3.29	(3.9)%		3.21	3.10	3.7%
Full-time equivalent employees at end of period	31,467	31,321	0.5%		31,467	31,321	0.5%

Express (k)
Revenue passenger miles (millions) (a)	2,803	2,850	(1.6)%		5,262	5,288	(0.5)%
Available seat miles (millions) (b)	3,649	3,688	(1.1)%		7,078	7,180	(1.4)%
Passenger load factor (percent) (c)	76.8	77.3	(0.5	) pts	74.3	73.6	0.7	pts
Yield (cents) (d)	32.68	29.32	11.5%		31.92	28.75	11.1%
Passenger revenue per available seat mile (cents) (e)	25.10	22.65	10.8%		23.73	21.17	12.1%
Operating cost per available seat mile (cents) (f)	22.01	22.01	—%		22.68	22.04	2.9%
Passenger enplanements (thousands) (g)	7,304	7,410	(1.4)%		13,840	13,757	0.6%
Aircraft at end of period	288	281	2.5%		288	281	2.5%
Fuel consumption (gallons in millions)	88	88	0.2%		172	171	0.7%
Average aircraft fuel price including related taxes (dollars per gallon)	3.20	3.28	(2.2)%		3.25	3.10	4.6%

Total Mainline and Express
Revenue passenger miles (millions) (a)	19,206	19,110	0.5%		35,966	35,118	2.4%
Available seat miles (millions) (b)	23,036	22,804	1.0%		44,183	43,331	2.0%
Passenger load factor (percent) (c)	83.4	83.8	(0.4	) pts	81.4	81.0	0.4	pts
Yield (cents) (d)	17.50	16.30	7.4%		17.36	16.23	6.9%
Passenger revenue per available seat mile (cents) (e)	14.59	13.66	6.8%		14.13	13.15	7.4%
Total revenue per available seat mile (cents) (l)	16.30	15.36	6.1%		15.89	14.92	6.5%
Passenger enplanements (thousands) (g)	21,206	21,209	—%		41,028	40,060	2.4%
Aircraft at end of period	627	619	1.3%		627	619	1.3%
Fuel consumption (gallons in millions)	374	376	(0.4)%		722	714	1.1%
Average aircraft fuel price including related taxes (dollars per gallon)	3.18	3.29	(3.5)%		3.22	3.10	3.9%

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. One RPM represents one passenger flown one mile.

(b)	Available seat mile (“ASM”) — A basic measure of production. One ASM represents one seat flown one mile.

(c)	Passenger load factor — The percentage of available seats that are filled with revenue passengers.

(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by RPMs.

(e)	Passenger revenue per available seat mile (“PRASM”) — Passenger revenues divided by ASMs.

(f)	Operating cost per available seat mile (“CASM”) — Operating expenses divided by ASMs.

(g)	Passenger enplanements — The number of passengers on board an aircraft, including local, connecting and through passengers.

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

Three Months Ended June 30, 2012

Compared with the

Three Months Ended June 30, 2011

Operating Revenues:

	2012	2011	Percent Increase (Decrease)
	(In millions)
Operating revenues:
Mainline passenger	$2,446	$2,280	7.3
Express passenger	916	835	9.6
Cargo	39	43	(10.7)
Other	353	345	2.7

Total operating revenues	$3,754	$3,503	7.2

Total operating revenues in the second quarter of 2012 were $3.75 billion as compared to $3.50 billion in the 2011 period, an increase of $251 million, or 7.2%. Significant changes in the components of operating revenues are as follows:

•

Mainline passenger revenues were $2.45 billion in the second quarter of 2012 as compared to $2.28 billion in the 2011 period. Mainline RPMs increased 0.9% as mainline capacity, as measured by ASMs, increased 1.4%, resulting in a 0.5 point decrease in load factor to 84.6%. Mainline passenger yield increased 6.3% to 14.91 cents in the second quarter of 2012 from 14.02 cents in the 2011 period. Mainline PRASM increased 5.8% to 12.62 cents in the second quarter of 2012 from 11.93 cents in the 2011 period. These increases in mainline yield and PRASM were due principally to the strong revenue environment resulting from ongoing industry capacity discipline and strong consumer demand for air travel.

•

Express passenger revenues were $916 million in the second quarter of 2012 as compared to $835 million in the 2011 period. Express RPMs decreased 1.6% as express capacity, as measured by ASMs, decreased 1.1%, resulting in a 0.5 point decrease in load factor to 76.8%. Express passenger yield increased 11.5% to 32.68 cents in the second quarter of 2012 from 29.32 cents in the 2011 period. Express PRASM increased 10.8% to 25.10 cents in the second quarter of 2012 from 22.65 cents in the 2011 period. These increases in express yield and PRASM were the result of the same strong revenue environment discussed in mainline passenger revenues above. The installation of first class seating on certain US Airways Express regional jets also contributed to the increase.

•

Cargo revenues were $39 million in the second quarter of 2012, a decrease of $4 million, or 10.7%, from the 2011 period. The decrease in cargo revenues was primarily due to decreases in international freight volumes driven by uncertainty surrounding the European economy.

Operating Expenses:

	2012	2011	Percent Increase (Decrease)
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$906	$948	(4.4)
Salaries and related costs	674	577	16.8
Aircraft rent	161	163	(1.1)
Aircraft maintenance	172	181	(4.6)
Other rent and landing fees	132	145	(9.1)
Selling expenses	126	120	4.5
Special items, net	9	6	34.6
Depreciation and amortization	61	59	4.2
Other	306	316	(3.1)

Total mainline operating expenses	2,547	2,515	1.3
Express expenses:
Fuel	282	287	(2.0)
Other	521	524	(0.5)

Total express expenses	803	811	(1.1)

Total operating expenses	$3,350	$3,326	0.7

Total operating expenses were $3.35 billion in the second quarter of 2012, an increase of $24 million, or 0.7%, compared to the 2011 period. The increase in operating expenses was primarily driven by a $97 million, or 16.8%, increase in salaries and related costs, primarily due to our record profitability and the 76% increase in the price of our common stock during the second quarter of 2012. This increase was partially offset by a $47 million, or 3.8%, decrease in mainline and express fuel costs as the average price per gallon of fuel decreased 3.5% to $3.18 in the second quarter of 2012 from $3.29 in the 2011 period, on a 0.4% decrease in consumption.

Mainline Operating Expenses per ASM:

Our mainline CASM decreased 0.01 cents, or 0.1%, from 13.15 cents in the second quarter of 2011 to 13.14 cents in the second quarter of 2012. Excluding special items, fuel and profit sharing our mainline CASM increased 0.09 cents, or 1.1%, from 8.16 cents in the second quarter of 2011 to 8.25 cents in the second quarter of 2012, while mainline capacity increased 1.4%.

The table below sets forth the major components of our total mainline CASM and our mainline CASM excluding special items, fuel and profit sharing for the three months ended June 30, 2012 and 2011:

	2012	2011	Percent Increase (Decrease)
	(In cents)
Mainline CASM:
Aircraft fuel and related taxes	4.67	4.96	(5.7)
Salaries and related costs	3.47	3.02	15.2
Aircraft rent	0.83	0.85	(2.5)
Aircraft maintenance	0.89	0.95	(6.0)
Other rent and landing fees	0.68	0.76	(10.4)
Selling expenses	0.65	0.63	3.1
Special items, net	0.05	0.03	32.7
Depreciation and amortization	0.32	0.31	2.8
Other	1.58	1.65	(4.5)

Total mainline CASM	13.14	13.15	(0.1)
Special items, net	(0.05)	(0.03)
Aircraft fuel and related taxes	(4.67)	(4.96)
Profit sharing	(0.17)	—

Total mainline CASM excluding special items, fuel and profit sharing (1)	8.25	8.16	1.1

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

Significant changes in the components of mainline operating expense per ASM are as follows:

•	Aircraft fuel and related taxes per ASM decreased 5.7% primarily due to a 3.9% decrease in the average price per gallon of fuel to $3.17 in the second quarter of 2012 from $3.29 in the 2011 period.

•

Salaries and related costs per ASM increased 15.2% primarily due to profit sharing and other incentive compensation expense driven by our record profitability and a 76% increase in the price of our common stock from $7.59 to $13.33 during the second quarter of 2012.

•	Aircraft maintenance per ASM decreased 6.0% primarily due to the replacement of certain older Boeing 737 aircraft in our fleet during the 2012 period with new Airbus A320 family aircraft.

•	Other rent and landing fees per ASM decreased 10.4% primarily due to the receipt of a rent credit for one of our hubs in the second quarter of 2012.

•

Other expenses per ASM decreased 4.5% primarily due to lower passenger inconvenience fees driven by our outstanding operational performance and lower third party reservation fees resulting from the insourcing of our domestic call centers.

Express Operating Expenses:

Total express expenses decreased $8 million, or 1.1%, in the second quarter of 2012 to $803 million from $811 million in the 2011 period. The period-over-period decrease included a $5 million, or 2.0%, decrease in fuel costs. The average price per gallon of fuel decreased 2.2% to $3.20 in the second quarter of 2012 from $3.28 in the 2011 period.

Nonoperating Income (Expense):

	2012	2011	Percent Increase (Decrease)
	(In millions)
Nonoperating income (expense):
Interest income	$—	$1	(75.1)
Interest expense, net	(85)	(79)	7.2
Other, net (a)	(13)	(7)	66.0

Total nonoperating expense, net	$(98)	$(85)	13.9

(a)

Other nonoperating expense of $13 million in the second quarter of 2012 consisted primarily of $10 million in net foreign currency losses as a result of the overall strengthening of the U.S. dollar in the second quarter of 2012 and $3 million in special charges for debt prepayment penalties and non-cash write offs of certain debt issuance costs related to the refinancing of two Airbus aircraft.

Other nonoperating expense of $7 million in the second quarter of 2011 consisted primarily of special charges including $6 million for debt prepayment penalties and non-cash write offs of certain debt issuance costs related to the refinancing of five Airbus aircraft as well as $2 million for losses related to investments in auction rate securities.

Six Months Ended June 30, 2012

Compared with the

Six Months Ended June 30, 2011

Operating Revenues:

	2012	2011	Percent Increase (Decrease)
	(In millions)
Operating revenues:
Mainline passenger	$4,562	$4,180	9.1
Express passenger	1,680	1,520	10.5
Cargo	79	86	(8.4)
Other	700	678	3.1

Total operating revenues	$7,021	$6,464	8.6

Total operating revenues in the first six months of 2012 were $7.02 billion as compared to $6.46 billion in the 2011 period, an increase of $557 million, or 8.6%. Significant changes in the components of operating revenues are as follows:

•

Mainline passenger revenues were $4.56 billion in the first six months of 2012 as compared to $4.18 billion in the 2011 period. Mainline RPMs increased 2.9% as mainline capacity, as measured by ASMs, increased 2.6%, resulting in a 0.2 point increase in load factor to 82.7%. Mainline passenger yield increased 6.0% to 14.86 cents in the first six months of 2012 from 14.01 cents in the 2011 period. Mainline PRASM increased 6.3% to 12.30 cents in the first six months of 2012 from 11.56 cents in the 2011 period. These increases in mainline yield and PRASM were due principally to the strong revenue environment resulting from ongoing industry capacity discipline and strong consumer demand for air travel.

•

Express passenger revenues were $1.68 billion in the first six months of 2012 as compared to $1.52 billion in the 2011 period. Express RPMs decreased 0.5% as express capacity, as measured by ASMs, decreased 1.4%, resulting in a 0.7 point increase in load factor to 74.3%. Express passenger yield increased 11.1% to 31.92 cents in the first six months of 2012 from 28.75 cents in the 2011 period. Express PRASM increased 12.1% to 23.73 cents in the first six months of 2012 from 21.17 cents in the 2011 period. These increases in express yield and PRASM were the result of the same strong revenue environment discussed in mainline passenger revenues above. The installation of first class seating on certain US Airways Express regional jets also contributed to the increase.

•

Cargo revenues were $79 million in the first six months of 2012, a decrease of $7 million, or 8.4%, from the 2011 period. The decrease in cargo revenues was primarily due to decreases in international freight volumes driven by uncertainty surrounding the European economy.

Operating Expenses:

	2012	2011	Percent Increase (Decrease)
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$1,766	$1,682	5.0
Salaries and related costs	1,279	1,149	11.3
Aircraft rent	323	327	(1.2)
Aircraft maintenance	336	344	(2.5)
Other rent and landing fees	272	274	(0.8)
Selling expenses	237	220	7.4
Special items, net	11	9	20.9
Depreciation and amortization	122	119	3.0
Other	607	619	(1.9)

Total mainline operating expenses	4,953	4,743	4.4
Express expenses:
Fuel	558	530	5.4
Other	1,047	1,053	(0.5)

Total express expenses	1,605	1,583	1.4

Total operating expenses	$6,558	$6,326	3.7

Total operating expenses were $6.56 billion in the first six months of 2012, an increase of $232 million, or 3.7%, compared to the 2011 period. The increase in operating expenses was primarily driven by a $130 million, or 11.3%, increase in salaries and related costs as well as a $112 million, or 5.1%, increase in mainline and express fuel costs. The increase in salaries and related costs was primarily due to our second quarter 2012 record profitability and the 163% increase in the price of our common stock during the first six months of 2012. Fuel costs increased as the average price per gallon of fuel increased 3.9% to $3.22 in the first six months of 2012 from $3.10 in the 2011 period, on a 1.1% increase in consumption.

Mainline Operating Expenses per ASM:

Our mainline CASM increased 0.23 cents, or 1.7%, from 13.12 cents in the first six months of 2011 to 13.35 cents in the first six months of 2012. Excluding special items, fuel and profit sharing our mainline CASM increased 0.03 cents, or 0.3%, from 8.44 cents in the first six months of 2011 to 8.47 cents in the first six months of 2012, while mainline capacity increased 2.6%.

The table below sets forth the major components of our total mainline CASM and our mainline CASM excluding special items, fuel and profit sharing for the six months ended June 30, 2012 and 2011:

	2012	2011	Percent Increase (Decrease)
	(In cents)
Mainline CASM:
Aircraft fuel and related taxes	4.76	4.65	2.3
Salaries and related costs	3.45	3.18	8.5
Aircraft rent	0.87	0.90	(3.8)
Aircraft maintenance	0.90	0.95	(5.0)
Other rent and landing fees	0.73	0.76	(3.4)
Selling expenses	0.64	0.61	4.7
Special items, net	0.03	0.03	17.8
Depreciation and amortization	0.33	0.33	0.3
Other	1.64	1.71	(4.5)

Total mainline CASM	13.35	13.12	1.7
Special items, net	(0.03)	(0.03)
Aircraft fuel and related taxes	(4.76)	(4.65)
Profit sharing	(0.09)	—

Total mainline CASM excluding special items, fuel and profit sharing (1)	8.47	8.44	0.3

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

Significant changes in the components of mainline operating expense per ASM are as follows:

•	Aircraft fuel and related taxes per ASM increased 2.3% primarily due to a 3.7% increase in the average price per gallon of fuel to $3.21 in the first six months of 2012 from $3.10 in the 2011 period.

•

Salaries and related costs per ASM increased 8.5% during the first six months of 2012 primarily due to profit sharing and other incentive compensation expense driven by our second quarter 2012 record profitability and a 163% increase in the price of our common stock from $5.07 to $13.33 during the first six months of 2012.

•	Aircraft maintenance per ASM decreased 5.0% primarily due to the replacement of certain older Boeing 737 aircraft in our fleet during the 2012 period with new Airbus A320 family aircraft.

•	Selling expenses per ASM increased 4.7% primarily due to higher credit card fees as a result of the increase in passenger revenues in the 2012 period.

•

Other expenses per ASM decreased 4.5% primarily due to lower passenger inconvenience fees driven by our outstanding operational performance and lower third party reservation fees resulting from the insourcing of our domestic call centers.

Express Operating Expenses:

Total express expenses increased $22 million, or 1.4%, in the first six months of 2012 to $1.61 billion from $1.58 billion in the 2011 period. The period-over-period increase included a $28 million, or 5.4%, increase in fuel costs. The average price per gallon of fuel increased 4.6% to $3.25 in the first six months of 2012 from $3.10 in the 2011 period.

Nonoperating Income (Expense):

	2012	2011	Percent Increase (Decrease)
	(In millions)
Nonoperating income (expense):
Interest income	$1	$2	(73.9)
Interest expense, net	(167)	(156)	7.0
Other, net (a)	58	(7)	nm

Total nonoperating expense, net	$(108)	$(161)	(32.9)

(a)

Other nonoperating income of $58 million in the first six months of 2012 consisted primarily of a special $73 million gain relating to the slot transaction with Delta. See Note 7 to the condensed consolidated financial statements included in Part I, Item 1A of this report for more information on the Delta transaction. This gain was partially offset by $10 million in net foreign currency losses as a result of the overall strengthening of the U.S. dollar in the first six months of 2012 and $3 million in special charges for debt prepayment penalties and non-cash write offs of certain debt issuance costs related to the refinancing of two Airbus aircraft.

Other nonoperating expense of $7 million in the first six months of 2011 consisted primarily of special charges including $6 million for debt prepayment penalties and non-cash write offs of certain debt issuance costs related to the refinancing of five Airbus aircraft as well as $2 million for losses related to investments in auction rate securities.

US Airways’ Results of Operations

Driven by year-over-year growth in revenues and a decrease in its fuel costs, US Airways realized operating income of $395 million in the second quarter of 2012, representing US Airways’ largest ever quarterly operating profit. US Airways realized income before income taxes of $322 million in the second quarter of 2012. This compares to operating income of $179 million and income before income taxes of $119 million in the 2011 period.

In the first six months of 2012, US Airways realized operating income of $451 million and income before income taxes of $393 million. This compares to operating income of $149 million and income before income taxes of $36 million in the 2011 period. The six month period year-over-year increase in US Airways’ income was driven primarily by its strong second quarter 2012 performance.

US Airways’ results have been impacted by the following net special charges (credits) (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Mainline operating special items, net (a)	$9	$6	$11	$9
Nonoperating special items, net (b)	3	8	(70)	8

Total	$12	$14	$(59)	$17

(a)

The 2012 and 2011 second quarter and six month periods consisted primarily of corporate transaction and auction rate securities arbitration costs. The 2012 second quarter and six month periods also included a gain on a vendor settlement.

(b)

The 2012 second quarter consisted of debt prepayment penalties and non-cash write offs of certain debt issuance costs related to the refinancing of two Airbus aircraft. The 2012 six month period consisted of a $73 million gain recognized in March 2012 relating to the slot transaction with Delta. See Note 7 to the condensed consolidated financial statements included in Part I, Item 1B of this report for more information on the Delta transaction. This gain was partially offset by $3 million in debt prepayment penalties and non-cash write offs of certain debt issuance costs discussed above.

The 2011 second quarter and six month periods each consisted of $6 million in debt prepayment penalties and non-cash write offs of certain debt issuance costs related to the refinancing of five Airbus aircraft as well as $2 million of losses related to investments in auction rate securities.

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

For each of the three and six month periods ended June 30, 2012 and 2011, US Airways did not record federal income tax expense and recorded a nominal amount of state income tax expense related to certain states where NOLs may be limited or unavailable to be used.

When profitable, US Airways is ordinarily subject to AMT. However as the result of a special tax election made in 2009, US Airways was able to utilize AMT NOLs to fully offset its AMT taxable income in each of the three and six month periods ended June 30, 2012.

The table below sets forth US Airways’ selected mainline and express operating data:

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
	2012	2011	(Decrease)		2012	2011	(Decrease)
Mainline
Revenue passenger miles (millions) (a)	16,403	16,260	0.9%		30,704	29,830	2.9%
Available seat miles (millions) (b)	19,387	19,116	1.4%		37,105	36,151	2.6%
Passenger load factor (percent) (c)	84.6	85.1	(0.5	)pts	82.7	82.5	0.2	pts
Yield (cents) (d)	14.91	14.02	6.3%		14.86	14.01	6.0%
Passenger revenue per available seat mile (cents) (e)	12.62	11.93	5.8%		12.30	11.56	6.3%
Aircraft at end of period	339	338	0.3%		339	338	0.3%
Fuel consumption (gallons in millions)	286	288	(0.5)%		550	543	1.2%
Average aircraft fuel price including related taxes (dollars per gallon)	3.17	3.29	(3.9)%		3.21	3.10	3.7%

Express (f)
Revenue passenger miles (millions) (a)	2,803	2,850	(1.6)%		5,262	5,288	(0.5)%
Available seat miles (millions) (b)	3,649	3,688	(1.1)%		7,078	7,180	(1.4)%
Passenger load factor (percent) (c)	76.8	77.3	(0.5	)pts	74.3	73.6	0.7	pts
Yield (cents) (d)	32.68	29.32	11.5%		31.92	28.75	11.1%
Passenger revenue per available seat mile (cents) (e)	25.10	22.65	10.8%		23.73	21.17	12.1%
Aircraft at end of period	288	281	2.5%		288	281	2.5%
Fuel consumption (gallons in millions)	88	88	0.2%		172	171	0.7%
Average aircraft fuel price including related taxes (dollars per gallon)	3.21	3.28	(2.2)%		3.25	3.11	4.6%

Total Mainline and Express
Revenue passenger miles (millions) (a)	19,206	19,110	0.5%		35,966	35,118	2.4%
Available seat miles (millions) (b)	23,036	22,804	1.0%		44,183	43,331	2.0%
Passenger load factor (percent) (c)	83.4	83.8	(0.4	)pts	81.4	81.0	0.4	pts
Yield (cents) (d)	17.50	16.30	7.4%		17.36	16.23	6.9%
Passenger revenue per available seat mile (cents) (e)	14.59	13.66	6.8%		14.13	13.15	7.4%
Total revenue per available seat mile (cents) (g)	16.47	15.54	6.0%		16.07	15.09	6.5%
Aircraft at end of period	627	619	1.3%		627	619	1.3%
Fuel consumption (gallons in millions)	374	376	(0.4)%		722	714	1.1%
Average aircraft fuel price including related taxes (dollars per gallon)	3.18	3.29	(3.5)%		3.22	3.10	3.9%

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. One RPM represents one passenger flown one mile.

(b)	Available seat mile (“ASM”) — A basic measure of production. One ASM represents one seat flown one mile.

(c)	Passenger load factor — The percentage of available seats that are filled with revenue passengers.

(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by RPMs.

(e)	Passenger revenue per available seat mile (“PRASM”) — Passenger revenues divided by ASMs.

(f)

Express statistics include Piedmont and PSA, as well as operating and financial results from capacity purchase agreements with Air Wisconsin Airlines Corporation, Republic Airline Inc., Mesa Airlines, Inc., Chautauqua Airlines, Inc. and SkyWest Airlines, Inc.

(g)	Total revenue per available seat mile (“RASM”) — Total revenues divided by total mainline and express ASMs.

Three Months Ended June 30, 2012

Compared with the

Three Months Ended June 30, 2011

Operating Revenues:

	2012	2011	Percent Increase (Decrease)
	(In millions)
Operating revenues:
Mainline passenger	$2,446	$2,280	7.3
Express passenger	916	835	9.6
Cargo	39	43	(10.7)
Other	394	386	2.5

Total operating revenues	$3,795	$3,544	7.1

Total operating revenues in the second quarter of 2012 were $3.80 billion as compared to $3.54 billion in the 2011 period, an increase of $251 million, or 7.1%. Significant changes in the components of operating revenues are as follows:

•

Mainline passenger revenues were $2.45 billion in the second quarter of 2012 as compared to $2.28 billion in the 2011 period. Mainline RPMs increased 0.9% as mainline capacity, as measured by ASMs, increased 1.4%, resulting in a 0.5 point decrease in load factor to 84.6%. Mainline passenger yield increased 6.3% to 14.91 cents in the second quarter of 2012 from 14.02 cents in the 2011 period. Mainline PRASM increased 5.8% to 12.62 cents in the second quarter of 2012 from 11.93 cents in the 2011 period. These increases in mainline yield and PRASM were due principally to the strong revenue environment resulting from ongoing industry capacity discipline and strong consumer demand for air travel.

•

Express passenger revenues were $916 million in the second quarter of 2012 as compared to $835 million in the 2011 period. Express RPMs decreased 1.6% as express capacity, as measured by ASMs, decreased 1.1%, resulting in a 0.5 point decrease in load factor to 76.8%. Express passenger yield increased 11.5% to 32.68 cents in the second quarter of 2012 from 29.32 cents in the 2011 period. Express PRASM increased 10.8% to 25.10 cents in the second quarter of 2012 from 22.65 cents in the 2011 period. These increases in express yield and PRASM were the result of the same strong revenue environment discussed in mainline passenger revenues above. The installation of first class seating on certain US Airways Express regional jets also contributed to the increase.

•

Cargo revenues were $39 million in the second quarter of 2012, a decrease of $4 million, or 10.7%, from the 2011 period. The decrease in cargo revenues was primarily due to decreases in international freight volumes driven by uncertainty surrounding the European economy.

Operating Expenses:

	2012	2011	Percent Increase (Decrease)
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$906	$948	(4.4)
Salaries and related costs	674	577	16.8
Aircraft rent	161	163	(1.1)
Aircraft maintenance	172	181	(4.6)
Other rent and landing fees	132	145	(9.1)
Selling expenses	126	120	4.5
Special items, net	9	6	34.6
Depreciation and amortization	64	61	4.1
Other	315	326	(3.2)

Total mainline operating expenses	2,559	2,527	1.3
Express expenses:
Fuel	282	288	(2.0)
Other	559	550	1.7

Total express expenses	841	838	0.4

Total operating expenses	$3,400	$3,365	1.1

Total operating expenses were $3.40 billion in the second quarter of 2012, an increase of $35 million, or 1.1%, compared to the 2011 period. The increase in operating expenses was primarily driven by a $97 million, or 16.8%, increase in salaries and related costs, primarily due to US Airways’ record profitability and the 76% increase in the price of US Airways Group’s common stock during the second quarter of 2012. This increase was partially offset by a $48 million, or 3.8%, decrease in mainline and express fuel costs as the average price per gallon of fuel decreased 3.5% to $3.18 in the second quarter of 2012 from $3.29 in the 2011 period on a 0.4% decrease in consumption.

Mainline Operating Expenses:

Significant changes in the components of mainline operating expenses are as follows:

•	Aircraft fuel and related taxes decreased 4.4% primarily due to a 3.9% decrease in the average price per gallon of fuel to $3.17 in the second quarter of 2012 from $3.29 in the 2011 period.

•

Salaries and related costs increased 16.8% primarily due to profit sharing and other incentive compensation expense driven by US Airways’ record profitability and a 76% increase in the price of US Airways Group’s common stock from $7.59 to $13.33 during the second quarter of 2012.

•	Aircraft maintenance decreased 4.6% primarily due to the replacement of certain older Boeing 737 aircraft in US Airways’ fleet during the 2012 period with new Airbus A320 family aircraft.

•	Other rent and landing fees decreased 9.1% primarily due to the receipt of a rent credit for one of US Airways’ hubs in the second quarter of 2012.

•

Other expenses decreased 3.2% primarily due to lower passenger inconvenience fees driven by US Airways’ outstanding operational performance and lower third party reservation fees resulting from the insourcing of US Airways’ domestic call centers.

Express Operating Expenses:

Total express expenses increased $3 million, or 0.4%, in the second quarter of 2012 to $841 million from $838 million in the 2011 period.

Nonoperating Income (Expense):

	2012	2011	Percent Increase (Decrease)
	(In millions)
Nonoperating income (expense):
Interest income	$—	$1	(75.1)
Interest expense, net	(60)	(53)	12.7
Other, net (a)	(13)	(8)	65.8

Total nonoperating expense, net	$(73)	$(60)	21.6

(a)

Other nonoperating expense of $13 million in the second quarter of 2012 consisted primarily of $10 million in net foreign currency losses as a result of the overall strengthening of the U.S. dollar in the second quarter of 2012 and $3 million in special charges for debt prepayment penalties and non-cash write offs of certain debt issuance costs related to the refinancing of two Airbus aircraft.

Other nonoperating expense of $8 million in the second quarter of 2011 consisted primarily of special charges including $6 million for debt prepayment penalties and non-cash write offs of certain debt issuance costs related to the refinancing of five Airbus aircraft as well as $2 million for losses related to investments in auction rate securities.

Six Months Ended June 30, 2012

Compared with the

Six Months Ended June 30, 2011

Operating Revenues:

	2012	2011	Percent Increase (Decrease)
	(In millions)
Operating revenues:
Mainline passenger	$4,562	$4,180	9.1
Express passenger	1,680	1,520	10.5
Cargo	79	86	(8.4)
Other	778	751	3.5

Total operating revenues	$7,099	$6,537	8.6

Total operating revenues in the first six months of 2012 were $7.10 billion as compared to $6.54 billion in the 2011 period, an increase of $562 million, or 8.6%. Significant changes in the components of operating revenues are as follows:

•

Mainline passenger revenues were $4.56 billion in the first six months of 2012 as compared to $4.18 billion in the 2011 period. Mainline RPMs increased 2.9% as mainline capacity, as measured by ASMs, increased 2.6%, resulting in a 0.2 point increase in load factor to 82.7%. Mainline passenger yield increased 6.0% to 14.86 cents in the first six months of 2012 from 14.01 cents in the 2011 period. Mainline PRASM increased 6.3% to 12.30 cents in the first six months of 2012 from 11.56 cents in the 2011 period. These increases in mainline yield and PRASM were due principally to the strong revenue environment resulting from ongoing industry capacity discipline and strong consumer demand for air travel.

•

Express passenger revenues were $1.68 billion in the first six months of 2012 as compared to $1.52 billion in the 2011 period. Express RPMs decreased 0.5% as express capacity, as measured by ASMs, decreased 1.4%, resulting in a 0.7 point increase in load factor to 74.3%. Express passenger yield increased 11.1% to 31.92 cents in the first six months of 2012 from 28.75 cents in the 2011 period. Express PRASM increased 12.1% to 23.73 cents in the first six months of 2012 from 21.17 cents in the 2011 period. These increases in express yield and PRASM were the result of the same strong revenue environment discussed in mainline passenger revenues above. The installation of first class seating on certain US Airways Express regional jets also contributed to the increase.

•

Cargo revenues were $79 million in the first six months of 2012, a decrease of $7 million, or 8.4%, from the 2011 period. The decrease in cargo revenues was primarily due to decreases in international freight volumes driven by uncertainty surrounding the European economy.

Operating Expenses:

	2012	2011	Percent Increase (Decrease)
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$1,766	$1,682	5.0
Salaries and related costs	1,279	1,149	11.3
Aircraft rent	323	327	(1.2)
Aircraft maintenance	336	344	(2.5)
Other rent and landing fees	272	274	(0.8)
Selling expenses	237	220	7.4
Special items, net	11	9	20.9
Depreciation and amortization	127	124	2.9
Other	626	634	(1.3)

Total mainline operating expenses	4,977	4,763	4.5
Express expenses:
Fuel	559	531	5.3
Other	1,112	1,094	1.7

Total express expenses	1,671	1,625	2.9

Total operating expenses	$6,648	$6,388	4.1

Total operating expenses were $6.65 billion in the first six months of 2012, an increase of $260 million, or 4.1%, compared to the 2011 period. The increase in operating expenses was primarily driven by a $130 million, or 11.3%, increase in salaries and related costs as well as a $112 million, or 5.1%, increase in mainline and express fuel costs. The increase in salaries and related costs was primarily due to US Airways’ second quarter 2012 record profitability and the 163% increase in the price of US Airways Group’s common stock during the first six months of 2012. Fuel costs increased as the average price per gallon of fuel increased 3.9% to $3.22 in the first six months of 2012 from $3.10 in the 2011 period, on a 1.1% increase in consumption.

Mainline Operating Expenses:

Significant changes in the components of mainline operating expenses are as follows:

•	Aircraft fuel and related taxes increased 5.0% primarily due to a 3.7% increase in the average price per gallon of fuel to $3.21 in the first six months of 2012 from $3.10 in the 2011 period.

•

Salaries and related costs increased 11.3% during the first six months of 2012 primarily due to profit sharing and other incentive compensation expense driven by US Airways’ second quarter 2012 record profitability and a 163% increase in the price of US Airways Group’s common stock from $5.07 to $13.33 during the first six months of 2012.

•	Aircraft maintenance decreased 2.5% primarily due to the replacement of certain older Boeing 737 aircraft in US Airways’ fleet during the 2012 period with new Airbus A320 family aircraft.

•	Selling expenses increased 7.4% primarily due to higher credit card fees as a result of the increase in passenger revenues in the 2012 period.

•

Other expenses decreased 1.3% primarily due to lower passenger inconvenience fees driven by US Airways’ outstanding operational performance and lower third party reservation fees resulting from the insourcing of US Airways’ domestic call centers.

Express Operating Expenses:

Total express expenses increased $46 million, or 2.9%, in the first six months of 2012 to $1.67 billion from $1.63 billion in the 2011 period. The period-over-period increase included a $28 million, or 5.3%, increase in fuel costs. The average price per gallon of fuel increased 4.6% to $3.25 in the first six months of 2012 from $3.11 in the 2011 period.

Nonoperating Income (Expense):

	2012	2011	Percent Increase (Decrease)
	(In millions)
Nonoperating income (expense):
Interest income	$1	$2	(73.9)
Interest expense, net	(118)	(107)	10.0
Other, net (a)	59	(8)	nm

Total nonoperating expense, net	$(58)	$(113)	(47.9)

(a)

Other nonoperating income of $59 million in the first six months of 2012 consisted primarily of a special $73 million gain relating to the slot transaction with Delta. See Note 7 to the condensed consolidated financial statements included in Part I, Item 1B of this report for more information on the Delta transaction. This gain was partially offset by $10 million in net foreign currency losses as a result of the overall strengthening of the U.S. dollar in the first six months of 2012 and $3 million in special charges for debt prepayment penalties and non-cash write offs of certain debt issuance costs related to the refinancing of two Airbus aircraft.

Other nonoperating expense of $8 million in the first six months of 2011 consisted primarily of special charges including $6 million for debt prepayment penalties and non-cash write offs of certain debt issuance costs related to the refinancing of five Airbus aircraft as well as $2 million for losses related to investments in auction rate securities.

Liquidity and Capital Resources

As of June 30, 2012, our total cash, cash equivalents and restricted cash was $2.91 billion, of which $393 million was restricted.

Sources and Uses of Cash

US Airways Group

Operating Activities

Net cash provided by operating activities was $853 million and $569 million for the first six months of 2012 and 2011, respectively, a period-over-period improvement of $284 million. This increase in operating cash flows was due principally to our record operating profitability in the second quarter of 2012 resulting from the growth in revenues driven by ongoing industry capacity discipline and strong consumer demand for air travel.

Investing Activities

Net cash used in investing activities was $219 million and $126 million for the first six months of 2012 and 2011, respectively.

Principal investing activities in the 2012 period included expenditures of $99 million for property and equipment, $92 million for pre-delivery deposits for 24 Airbus aircraft on order and a $28 million increase in restricted cash. Expenditures for property and equipment included costs related to the installation of the Envoy Suite on wide-body Airbus A330-300 aircraft. Restricted cash increased primarily due to a change in the amount of holdback held by certain credit card processors for advance ticket sales for which US Airways had not yet provided air transportation and was driven by seasonality and higher sales.

Principal investing activities in the 2011 period included expenditures of $67 million for property and equipment, $39 million for pre-delivery deposits for 14 aircraft on order, purchases of marketable securities of $30 million and a $24 million increase in restricted cash. These cash outflows were offset in part by proceeds from sales of certain auction rate securities of $33 million. Expenditures for property and equipment included various additions related to information technology, rotable parts, ground service and other flight equipment. Restricted cash increased primarily due to a change in the amount of holdback held by certain credit card processors as described above.

Financing Activities

Net cash used in financing activities was $66 million and $104 million for the first six months of 2012 and 2011, respectively.

Principal financing activities in the 2012 period included debt repayments of $263 million, including the repayment of $60 million in existing debt associated with two Airbus aircraft refinanced by the May 2012 EETC issuance. These cash outflows were offset in part by proceeds from the issuance of debt of $178 million, which included $78 million of proceeds from the issuance of equipment notes associated with the May 2012 EETC transactions and $100 million of proceeds from a slot financing transaction completed in April 2012.

Principal financing activities in the 2011 period included debt repayments of $417 million, including the repayment of $206 million in existing debt associated with five Airbus aircraft refinanced by the June 2011 EETC issuance. These cash outflows were offset in part by proceeds from the issuance of debt of $324 million, which included $285 million of proceeds from the issuance of equipment notes associated with the June 2011 EETC transactions.

US Airways

Operating Activities

Net cash provided by operating activities was $834 million and $539 million for the first six months of 2012 and 2011, respectively, a period-over-period improvement of $295 million. This increase in operating cash flows was due principally to US Airways’ record operating profitability in the second quarter of 2012 resulting from the growth in revenues driven by ongoing industry capacity discipline and strong consumer demand for air travel.

Investing Activities

Net cash used in investing activities was $214 million and $118 million for the first six months of 2012 and 2011, respectively.

Principal investing activities in the 2012 period included expenditures of $94 million for property and equipment, $92 million for pre-delivery deposits for 24 Airbus aircraft on order and a $28 million increase in restricted cash. Expenditures for property and equipment included costs related to the installation of the Envoy Suite on wide-body Airbus A330-300 aircraft. Restricted cash increased primarily due to a change in the amount of holdback held by certain credit card processors for advance ticket sales for which US Airways had not yet provided air transportation and was driven by seasonality and higher sales.

Principal investing activities in the 2011 period included expenditures of $59 million for property and equipment, $39 million for pre-delivery deposits for 14 aircraft on order, purchases of marketable securities of $30 million and a $24 million increase in restricted cash. These cash outflows were offset in part by proceeds from sales of certain auction rate securities of $33 million. Expenditures for property and equipment included various additions related to information technology, rotable parts, ground service and other flight equipment. Restricted cash increased primarily due to a change in the amount of holdback held by certain credit card processors as described above.

Financing Activities

Net cash used in financing activities was $50 million and $88 million for the first six months of 2012 and 2011, respectively.

Principal financing activities in the 2012 period included debt repayments of $247 million, including the repayment of $60 million in existing debt associated with two Airbus aircraft refinanced by the May 2012 EETC issuance. These cash outflows were offset in part by proceeds from the issuance of debt of $178 million, which included $78 million of proceeds from the issuance of equipment notes associated with the May 2012 EETC transactions and $100 million of proceeds from a slot financing transaction completed in April 2012.

Principal financing activities in the 2011 period included debt repayments of $401 million, including the repayment of $206 million in existing debt associated with five Airbus aircraft refinanced by the June 2011 EETC issuance. These cash outflows were offset in part by proceeds from the issuance of debt of $324 million, which included $285 million of proceeds from the issuance of equipment notes associated with the June 2011 EETC transactions.

Commitments

As of June 30, 2012, we had $4.66 billion of long-term debt and capital leases (including current maturities and before discount on debt). The information contained herein is not a comprehensive discussion and analysis of our commitments, but rather updates disclosures made in the 2011 Form 10-K.

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

The Citicorp credit facility bears interest at an index rate plus an applicable index margin or, at our option, LIBOR plus an applicable LIBOR margin for interest periods of one, two, three or six months. The applicable index margin, subject to adjustment, is 1.00%, 1.25% or 1.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or greater than $1 billion, respectively. The applicable LIBOR margin, subject to adjustment, is 2.00%, 2.25% or 2.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or greater than $1 billion, respectively. In addition, interest on the Citicorp credit facility may be adjusted based on the credit rating for the Citicorp credit facility as follows: (i) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least one subgrade better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be the lower of 2.25% and the rate otherwise applicable based upon the adjusted Citicorp credit facility balance and (B) the applicable index margin will be the lower of 1.25% and the rate otherwise applicable based upon the Citicorp credit facility principal balance, and (ii) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least two subgrades better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be 2.00% and (B) the applicable index margin will be 1.00%. As of June 30, 2012, the interest rate on the Citicorp credit facility was 2.75% based on a 2.50% LIBOR margin.

The Citicorp credit facility matures on March 23, 2014, and is repayable in seven annual installments with each of the first six installments to be paid on each anniversary of the closing date in an amount equal to 1% of the initial aggregate principal amount of the loan and the final installment to be paid on the maturity date in the amount of the full remaining balance of the loan.

In addition, the Citicorp credit facility requires certain mandatory prepayments upon the occurrence of specified events, establishes certain financial covenants, including minimum cash requirements and maintenance of certain minimum ratios, contains customary affirmative covenants and negative covenants and contains customary events of default. The Citicorp credit facility requires us to maintain consolidated unrestricted cash and cash equivalents of not less than $850 million, with not less than $750 million (subject to partial reductions upon certain reductions in the outstanding principal amount of the loan) of that amount held in accounts subject to control agreements, which would become restricted for use by us if certain adverse events occur per the terms of the agreement. In addition, the Citicorp credit facility provides that we may issue debt in the future with a second lien on the assets pledged as collateral under the Citicorp credit facility. The principal amount outstanding under the Citicorp credit facility was $1.12 billion as of June 30, 2012. As of June 30, 2012, we were in compliance with all debt covenants under the Citicorp credit facility.

2012 Financing Transactions

In February 2012, US Airways Group amended its co-branded credit card agreement with Barclays Bank Delaware. This amendment provides that the $200 million pre-purchase of frequent flier miles previously scheduled to reduce commencing in January 2012 will now be reduced commencing in January 2014 over a period of up to approximately two years.

In April 2012, US Airways entered into a loan agreement pursuant to which US Airways borrowed an aggregate principal amount of $100 million. The net proceeds after fees were approximately $98 million. The loan is payable in full at maturity on March 23, 2014. The loan bears interest at an index rate plus an applicable index margin or, at US Airways’ option, LIBOR plus an applicable LIBOR margin. US Airways has agreed to maintain a level of unrestricted cash in the same amount required by our Citicorp credit facility and has also agreed to maintain certain collateral coverage ratios. The loan is collateralized by certain airport take-off and landing slots.

In May 2012, US Airways created three pass-through trusts which issued approximately $623 million aggregate face amount of Series 2012-1 Class A, Class B and Class C Enhanced Equipment Trust Certificates in connection with the refinancing of two Airbus aircraft owned by US Airways and the financing of 12 Airbus aircraft scheduled to be delivered from September 2012 to March 2013 (the “2012 EETCs”). The 2012 EETCs represent fractional undivided interests in the respective pass-through trusts and are not obligations of US Airways. Proceeds received from the sale of EETCs are initially held by a depository in escrow for the benefit of the certificate holders until US Airways issues equipment notes to the trust, which purchases the notes with a portion of the escrowed funds. These escrowed funds are not guaranteed by US Airways and are not reported as debt on US Airways’ condensed consolidated balance sheet because the proceeds held by the depositary are not US Airways’ assets.

As of June 30, 2012, $78 million of the escrowed proceeds from the 2012 EETCs have been used to purchase equipment notes issued by US Airways in three series: Series A equipment notes in an aggregate principal amount of $48 million bearing interest at 5.90% per annum, Series B equipment notes in an aggregate principal amount of $15 million bearing interest at 8% per annum and Series C equipment notes in an aggregate principal amount of $15 million bearing interest at 9.125% per annum. Interest on the equipment notes is payable semiannually in April and October of each year, beginning in October 2012. Principal payments on the equipment notes are scheduled to begin in April 2013. The final payments on the Series A equipment notes, Series B equipment notes and Series C equipment notes will be due in October 2024, October 2019 and October 2015, respectively. US Airways’ payment obligations under the equipment notes are fully and unconditionally guaranteed by US Airways Group. The net proceeds from the issuance of these equipment notes were used to repay the existing debt associated with the two Airbus aircraft, with the balance used for general corporate purposes. The equipment notes are secured by liens on aircraft. The remaining $545 million of escrowed proceeds will be used to purchase equipment notes as the new aircraft are delivered.

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

In June 2012, we entered into the Fourth Amendment to the Merchant Services Bankcard Agreement with First Data Services, LLC and Bank of America, N.A. (collectively, Bank of America Merchant Services or “BAMS”), which extends the term of the agreement between us and BAMS for an additional five years. In accordance with the terms of this agreement, we reduced our collateral requirement and expect to receive a release of $45 million from our reserve account in the third quarter of 2012. Collateral held in the reserve account is classified as restricted cash on our condensed consolidated balance sheets.

Aircraft and Engine Purchase Commitments

US Airways has definitive purchase agreements with Airbus for the acquisition of 134 aircraft, including 97 single-aisle A320 family aircraft and 37 widebody aircraft (comprised of 22 A350 XWB aircraft and 15 A330-200 aircraft). Since 2008, when deliveries commenced under the purchase agreements, US Airways has taken delivery of 46 aircraft through June 30, 2012, which includes four A320 aircraft, 35 A321 aircraft and seven A330-200 aircraft. US Airways plans to take delivery of 12 A321 aircraft in the second half of 2012, with the remaining 46 A320 family aircraft scheduled to be delivered between 2013 and 2015. In addition, US Airways plans to take delivery of the eight remaining A330-200 aircraft in 2013 and 2014. Deliveries of the 22 A350 XWB aircraft are scheduled to begin in 2017 and extend through 2019.

US Airways has agreements for the purchase of eight new IAE V2500-A5 spare engines scheduled for delivery through 2014 for use on the A320 family fleet, three new Trent 700 spare engines scheduled for delivery through 2013 for use on the A330-200 fleet and three new Trent XWB spare engines scheduled for delivery in 2017 through 2019 for use on the A350 XWB aircraft. US Airways has taken delivery of two of the Trent 700 spare engines and two of the V2500-A5 spare engines through June 30, 2012.

Under all of our aircraft and engine purchase agreements, our total future commitments as of June 30, 2012 are expected to be approximately $5.35 billion through 2019, which includes predelivery deposits and payments. We have financing commitments for all Airbus aircraft scheduled for delivery in 2012. See Part II, Item 1A, Risk Factors – “Increased costs of financing, a reduction in the availability of financing and fluctuations in interest rates could adversely affect our liquidity, operating expenses and results” and “Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions.”

Covenants and Credit Rating

In addition to the minimum cash balance requirements, our long-term debt agreements contain various negative covenants that restrict or limit our actions, including our ability to pay dividends or make other restricted payments. Our long-term debt agreements also generally contain cross-default provisions, which may be triggered by defaults by us under other agreements relating to indebtedness. See Part II, Item 1A, Risk Factors – “Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions” and “Any failure to comply with the liquidity covenants contained in our financing arrangements would likely have a material adverse effect on our business, financial condition and results of operations.” As of June 30, 2012, we and our subsidiaries were in compliance with the covenants in our long-term debt agreements.

The following table details our credit ratings as of June 30, 2012:

	S&P Local Issuer Credit Rating	Fitch Issuer Default Rating	Moody’s Corporate Family Rating
US Airways Group	B-	B-	Caa1
US Airways	B-	B-	*

(*)	The credit agency does not rate this category for US Airways.

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

Labor Agreements

In June 2012, fleet and passenger service employees at Piedmont Airlines, a wholly owned subsidiary of US Airways Group, represented by the Communications Workers of America, voted to ratify a new four and a half year collective bargaining agreement. This agreement is not expected to have a material impact on our future results of operations.

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

Contractual Obligations

The following table provides details of our future cash contractual obligations as of June 30, 2012 (in millions):

	Payments Due by Period
	2012	2013	2014	2015	2016	Thereafter	Total
US Airways Group (1)
Debt (2)	$—	$16	$1,376	$100	$—	$35	$1,527
Interest obligations (3)	28	56	32	5	3	20	144
US Airways (4)
Debt and capital lease obligations (5) (6)	229	365	488	283	284	1,481	3,130
Interest obligations (3) (6)	86	154	126	103	126	275	870
Aircraft purchase and operating lease commitments (7)	1,031	2,081	1,674	1,082	683	4,316	10,867
Regional capacity purchase agreements (8)	526	1,004	1,000	858	527	746	4,661
Other US Airways Group subsidiaries (9)	5	8	6	1	—	—	20

Total	$1,905	$3,684	$4,702	$2,432	$1,623	$6,873	$21,219

(1)	These commitments represent those entered into by US Airways Group.

(2)	Excludes $108 million of unamortized debt discount as of June 30, 2012.

(3)	For variable-rate debt, future interest obligations are shown above using interest rates in effect as of June 30, 2012.

(4)	These commitments represent those entered into by US Airways.

(5)	Excludes $66 million of unamortized debt discount as of June 30, 2012.

(6)

Includes $1.30 billion of future principal payments and $496 million of future interest payments as of June 30, 2012, respectively, related to pass through trust certificates, or EETCs, associated with mortgage financings for the purchase of certain aircraft.

(7)	Includes $2.49 billion of future minimum lease payments related to EETC leveraged leased financings of certain aircraft as of June 30, 2012.

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

Critical Accounting Policies and Estimates

In the second quarter of 2012, there were no changes to our critical accounting policies and estimates from those disclosed in the consolidated financial statements and accompanying notes contained in our 2011 Form 10-K.

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

Commodity price risk

Our 2012 forecasted mainline and express fuel consumption is presently approximately 1.45 billion gallons, and based on this forecast, a one cent per gallon increase in aviation fuel price results in a $15 million increase in annual expense. We have not entered into any transactions to hedge our fuel consumption. As a result, we fully realize the effects of any increase or decrease in fuel prices.

Interest rate risk

Our exposure to interest rate risk relates primarily to our variable-rate debt obligations. At June 30, 2012, our variable-rate long-term debt obligations of approximately $2.71 billion represented approximately 58% of our total long-term debt. If interest rates increased 10% in 2012, the impact on our results of operations would be approximately $9 million of additional interest expense.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

An evaluation was performed under the supervision and with the participation of US Airways Group’s and US Airways’ management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2012. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in internal control over financial reporting.

There has been no change to US Airways Group’s or US Airways’ internal control over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, US Airways Group’s or US Airways’ internal control over financial reporting.

Limitation on the effectiveness of controls.

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO believe that our disclosure controls and procedures were effective at the “reasonable assurance” level as of June 30, 2012.

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

Our operating results are materially impacted by changes in the availability, price volatility and cost of aircraft fuel, which represents one of the largest single cost items in our business. Fuel prices have fluctuated substantially over the past several years with jet fuel spot prices ranging from a low of approximately $1.87 per gallon to a high of approximately $3.38 per gallon during the period from January 1, 2010 to June 30, 2012.

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

Historically, we have from time to time entered into hedging arrangements designed to protect against rising fuel costs. Currently, we have not entered into any transactions to hedge our fuel consumption. Our ability to hedge in the future may be limited, particularly if our financial condition provides insufficient liquidity to meet counterparty collateral requirements. Our future fuel hedging arrangements, if any, may not completely protect us against price increases and may be limited in both volume of fuel and duration. Also, a rapid decline in the price of fuel at a time when we have fuel hedging contracts in place could adversely impact our short-term liquidity, because hedge counterparties could require that we post collateral in the form of cash or letters of credit when the projected future market price of fuel drops below the strike price. See also the discussion in Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

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

We continue to study AMR Corporation, the parent of American Airlines, and have concluded that a merger with AMR Corporation, while it is undergoing its bankruptcy restructuring, represents a unique opportunity for our company. On April 20, 2012, we announced that we had reached agreements for collective bargaining agreements that would govern the American Airlines employees represented by the Transport Workers Union, Association of Professional Flight Attendants and Allied Pilots Association. The effectiveness of these agreements is contingent upon a business combination involving the Company and AMR Corporation in connection with the pending bankruptcy case of AMR Corporation. No agreement for that business combination has been reached and there can be no assurance that any such business combination will be agreed to or implemented. If a business combination transaction with AMR Corporation were consummated, no prediction can be made at this time as to what effect that combination would have on our future business, financial condition and results of operations.

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

If no agreement is reached during direct negotiations between the parties, either party may request the NMB to appoint a federal mediator. The RLA prescribes no timetable for the direct negotiation and mediation processes, and it is not unusual for those processes to last for many months or even several years. If no agreement is reached in mediation, the NMB in its discretion may declare that an impasse exists and proffer binding arbitration to the parties. Either party may decline to submit to arbitration, and if arbitration is rejected by either party, a 30-day “cooling off” period commences. During or after that period, a Presidential Emergency Board (“PEB”) may be established, which examines the parties’ positions and recommends a solution. The PEB process lasts for 30 days and is followed by another 30-day “cooling off” period. At the end of a “cooling off” period, unless an agreement is reached or action is taken by Congress, the labor organization may exercise “self-help”, such as a strike, which could materially adversely affect our ability to conduct our business and our financial performance.

We are currently in negotiations with the unions representing our pilots, our flight attendants, our fleet service employees, our passenger service employees, our mechanic, stock clerk and related employees, our maintenance training instructors, our flight crew training instructors and our flight simulator engineers, all of which are being overseen by the NMB. One of our express subsidiaries, PSA, is in negotiations with the union representing its pilots, and our other express subsidiary, Piedmont, recently reached a new ratified collective bargaining agreement covering its fleet and passenger service employees and is in negotiations with the unions representing its pilots and its flight attendants. All of the negotiations are being overseen by the NMB. As a result, these unions presently may not lawfully engage in concerted refusals to work, such as strikes, slow-downs, sick-outs or other similar activity, against us. Nonetheless, there is a risk that disgruntled employees, either with or without union involvement, could engage in one or more concerted refusals to work that could individually or collectively harm the operation of our airline and impair our financial performance. For example, on September 28, 2011, the U.S. District Court in Charlotte granted a preliminary injunction, which was subsequently converted to a permanent injunction, enjoining the labor union representing our pilots from engaging in an illegal work slowdown.

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

Operations at four major domestic airports, certain smaller domestic airports and certain foreign airports served by us are regulated by governmental entities through the use of “slots” or similar regulatory mechanisms which limit the rights of carriers to conduct operations at those airports. Each slot represents the authorization to land at or take off from the particular airport during a specified time period and may have other operational restrictions as well. In the United States, the Federal Aviation Administration (“FAA”) currently regulates the allocation of slot or slot exemptions at Reagan National serving Washington, D.C., and three New York City airports – Newark, JFK and LaGuardia. Our operations at these airports generally require the allocation of slots or similar regulatory authority. Similarly, our operations at international airports in Frankfurt, London, Paris and other airports outside the United States are regulated by local slot authorities pursuant to the International Air Transport Association’s Worldwide Scheduling Guidelines and applicable local law.

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

In addition, our reliance upon others to provide essential services on behalf of our operations may result in our relative inability to control the efficiency and timeliness of contract services. We have entered into agreements with contractors to provide various facilities and services required for our operations, including express flight operations, aircraft maintenance, ground services and facilities, reservations and baggage handling. Similar agreements may be entered into in any new markets we decide to serve. These agreements are generally subject to termination after notice by the third-party service provider. We are also at risk should one of these service providers cease operations, and there is no guarantee that we could replace these providers on a timely basis with comparably priced providers. Recent volatility in fuel prices, disruptions to capital markets and the current economic downturn in general have subjected certain of these third-party service providers to strong financial pressures. Any material problems with the efficiency and timeliness of contract services, resulting from financial hardships or otherwise, could have a material adverse effect on our business, results of operations and financial condition.

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

Airlines are subject to extensive regulatory requirements. In the last several years, Congress has passed laws, and the U.S. Department of Transportation (“DOT”), the FAA, the Transportation Security Administration (“TSA”) and the Department of Homeland Security have issued a number of directives and other regulations. These requirements impose substantial costs on airlines.

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

Our airline subsidiaries are obligated to collect a federal excise tax, commonly referred to as the “ticket tax”, on domestic and international air transportation. Our airline subsidiaries collect the ticket tax, along with certain other U.S. and foreign taxes and user fees on air transportation, and pass along the collected amounts to the appropriate governmental agencies. Although these taxes are not our operating expenses, they represent an additional cost to our customers. There are a number of efforts in Congress and in other countries to raise different portions of the various taxes imposed on airlines and their passengers.

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

DOT consumer rules, that took effect on April 29, 2010 require new procedures for customer handling during long onboard delays, as well as additional reporting requirements for airlines that have increased the cost of airline operations and reduced revenues. The DOT has been aggressively investigating alleged violations of the new rules. In addition, the DOT finalized a second set of rules that further regulate airline interactions with passengers through the reservations process, at the airport and on board the aircraft. US Airways is in compliance with these rules which took effect in August 2011 and others which took effect in January 2012. These rules require airlines to display all fares in an “all in” basis with the price of the air travel and all taxes and government imposed fees rolled into the displayed fare. Enhanced disclosure of ancillary fees such as baggage fees is also required. Other rules apply to post-ticket purchase price increases and an expansion of tarmac delay regulations to international carriers.

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

Whether US Airways will ever be required to purchase and redeem emissions credits under the EU scheme is still unknown. However, it is increasingly likely that in the future we will be subject to some form of regulation governing aircraft emissions. How such regulations are implemented or what the impact on us will be is unknown at this time.

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

Acts of terrorism or fear of such attacks, including elevated national threat warnings, wars or other military conflicts, may depress air travel, particularly on international routes, and cause declines in revenues and increases in costs. The attacks of September 11, 2001 and continuing terrorist threats and attempted attacks materially impacted and continue to impact air travel. Increased security procedures introduced at airports since the attacks and other such measures as may be introduced in the future generate higher operating costs for airlines. The Aviation and Transportation Security Act mandated improved flight deck security, deployment of federal air marshals on board flights, improved airport perimeter access security, airline crew security training, enhanced security screening of passengers, baggage, cargo, mail, employees and vendors, enhanced training and qualifications of security screening personnel, additional provision of passenger data to U.S. Customs and enhanced background checks. A concurrent increase in airport security charges and procedures, such as restrictions on carry-on baggage, has also had and may continue to have a disproportionate impact on short-haul travel, which constitutes a significant portion of our flying and revenue.

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

The U.S. Environmental Protection Agency (“EPA”) has proposed effluent limitation guidelines for airport deicing fluid. This proposed technology-based rule would require the mitigation of spent deicing fluid (glycol) discharges through collection and treatment. Airports meeting threshold requirements would have to construct or reconfigure deicing facilities to capture and treat the fluid. Additionally, the EPA has proposed changes to underground storage tank regulations that could affect certain airport fuel hydrant systems. Airport systems that fall within threshold requirements would need to be modified to meet regulations. Neither rule has been finalized, and cost estimates have not been defined, but US Airways along with other airlines would share a portion of these costs at applicable airports. In addition to the proposed EPA regulations, several U.S. airport authorities are actively engaged in efforts to limit discharges of de-icing fluid to local groundwater, often by requiring airlines to participate in the building or reconfiguring of airport de-icing facilities. Such efforts are likely to impose additional costs and restrictions on airlines using those airports. We do not believe, however, that such environmental developments will have a material impact on our capital expenditures or otherwise adversely affect our operations, operating costs or competitive position.

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

Markets served from Philadelphia International Airport (“PHL”), which is one of our hubs and our international gateway, are important to our operations. In fiscal year 2011, more than a third of our daily available seat miles (“ASMs”) and more than half of our international ASMs were flown through PHL. PHL plans to embark on a multi-billion dollar runway and terminal expansion project called the Capacity Enhancement Program that will, if undertaken as planned, result in huge cost increases for airlines serving PHL, including US Airways. The project has been approved by the FAA, and expenditures have already begun. We cannot guarantee that the fees and other costs related to operating out of PHL will not increase should this or other significant expansion projects be implemented by the airport authority. In addition, if we are unable to operate profitably from PHL, we may need to significantly reduce our business at Philadelphia or move that business to another of our hubs, either of which actions could be costly. Our business, financial condition and results of operations could be harmed by an increase in airport rates and fees charged by PHL in connection with and following the airport expansion.

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

US Airways Group, Inc. (Registrant)

Date: July 24, 2012	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

US Airways, Inc. (Registrant)

Date: July 24, 2012	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
10.1	Note Purchase Agreement, dated as of May 14, 2012, among US Airways, Inc., Wilmington Trust Company, as Trustee, Wilmington Trust Company, as Subordination Agent, Wells Fargo Bank Northwest, National Association, as Escrow Agent, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.17 to US Airways Group’s Current Report on Form 8-K filed on May 16, 2012 (File No. 001-08444)).

10.2	Form of Participation Agreement (Participation Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee and Subordination Agent) (incorporated by reference to Exhibit 4.18 to US Airways Group’s Current Report on Form 8-K filed on May 16, 2012 (File No. 001-08444)).

10.3	Form of Indenture (Trust Indenture and Security Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee) (incorporated by reference to Exhibit 4.19 to US Airways Group’s Current Report on Form 8-K filed on May 16, 2012 (File No. 001-08444)).

10.4	Guarantee, dated as of May 14, 2012, from US Airways Group, Inc. (incorporated by reference to Exhibit 4.23 to US Airways Group’s Current Report on Form 8-K filed on May 16, 2012 (File No. 001-08444)).

31.1	Certification of US Airways Group’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of US Airways Group’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of US Airways’ Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.4	Certification of US Airways’ Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of US Airways Group’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of US Airways’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.