Form 10-Q
period 2012-09-30
US AIRWAYS GROUP INC; US AIRWAYS INC
filed 2012-10-24
CIK 701345, 714560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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

As of October 19, 2012, there were approximately 162,442,970 shares of US Airways Group, Inc. common stock outstanding.

As of October 19, 2012, US Airways, Inc. had 1,000 shares of common stock outstanding, all of which were held by US Airways Group, Inc.

US Airways Group, Inc.

US Airways, Inc.

Form 10-Q

Quarterly Period Ended September 30, 2012

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

Item 1A. Condensed Consolidated Financial Statements of US Airways Group, Inc.

US Airways Group, Inc.

Condensed Consolidated Statements of Operations

(In millions, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating revenues:
Mainline passenger	$2,319	$2,267	$6,881	$6,447
Express passenger	844	796	2,523	2,316
Cargo	35	40	114	126
Other	335	333	1,035	1,011

Total operating revenues	3,533	3,436	10,553	9,900
Operating expenses:
Aircraft fuel and related taxes	893	905	2,659	2,587
Salaries and related costs	609	577	1,888	1,726
Express expenses	781	794	2,386	2,376
Aircraft rent	160	160	483	486
Aircraft maintenance	171	163	506	508
Other rent and landing fees	148	144	419	418
Selling expenses	122	123	359	343
Special items, net	14	13	25	22
Depreciation and amortization	60	58	182	178
Other	307	319	915	938

Total operating expenses	3,265	3,256	9,822	9,582

Operating income	268	180	731	318
Nonoperating income (expense):
Interest income	—	1	1	4
Interest expense, net	(89)	(85)	(256)	(241)
Other, net	67	1	125	(7)

Total nonoperating expense, net	(22)	(83)	(130)	(244)

Income before income taxes	246	97	601	74
Income tax provision	1	21	1	21

Net income	$245	$76	$600	$53

Earnings per common share:
Basic earnings per common share	$1.51	$0.47	$3.70	$0.33
Diluted earnings per common share	$1.24	$0.41	$3.06	$0.33
Shares used for computation (in thousands):
Basic	162,418	162,090	162,286	161,999
Diluted	204,603	201,278	203,532	163,916

See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$245	$76	$600	$53
Other comprehensive income:
Reversal of tax provision in other comprehensive income	—	21	—	21
Reversal of net unrealized gains on available-for-sale securities	—	—	—	(3)
Pension and other postretirement benefits	—	(1)	—	(2)

Total other comprehensive income	—	20	—	16

Total comprehensive income	$245	$96	$600	$69

See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.

Condensed Consolidated Balance Sheets

(In millions, except share and per share amounts)

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$2,435	$1,947
Accounts receivable, net	423	327
Materials and supplies, net	297	235
Prepaid expenses and other	671	540

Total current assets	3,826	3,049
Property and equipment
Flight equipment	4,817	4,591
Ground property and equipment	985	907
Less accumulated depreciation and amortization	(1,674)	(1,501)

	4,128	3,997
Equipment purchase deposits	241	153

Total property and equipment	4,369	4,150
Other assets
Other intangibles, net of accumulated amortization of $152 million and $134 million, respectively	545	543
Restricted cash	347	365
Other assets	233	228

Total other assets	1,125	1,136

Total assets	$9,320	$8,335

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of debt and capital leases	$417	$436
Accounts payable	391	386
Air traffic liability	1,220	910
Accrued compensation and vacation	268	176
Accrued taxes	183	163
Other accrued expenses	989	1,089

Total current liabilities	3,468	3,160
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	4,152	4,130
Deferred gains and credits, net	301	307
Postretirement benefits other than pensions	163	160
Employee benefit liabilities and other	477	428

Total noncurrent liabilities and deferred credits	5,093	5,025
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value; 400,000,000 shares authorized, 162,442,970 shares issued and outstanding at September 30, 2012; 162,116,902 shares issued and outstanding at December 31, 2011	2	2
Additional paid-in capital	2,131	2,122
Accumulated other comprehensive income	2	2
Accumulated deficit	(1,376)	(1,976)

Total stockholders’ equity	759	150

Total liabilities and stockholders’ equity	$9,320	$8,335

See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Net cash provided by operating activities	$887	$465
Cash flows from investing activities:
Purchases of property and equipment	(428)	(316)
Purchases of marketable securities	—	(30)
Sales of marketable securities	—	82
Decrease (increase) in long-term restricted cash	18	(20)
Proceeds from dispositions of property and equipment	—	1

Net cash used in investing activities	(410)	(283)
Cash flows from financing activities:
Repayments of debt and capital lease obligations	(370)	(516)
Proceeds from issuance of debt	353	531
Deferred financing costs	(14)	(13)
Other	42	—

Net cash provided by financing activities	11	2

Net increase in cash and cash equivalents	488	184
Cash and cash equivalents at beginning of period	1,947	1,859

Cash and cash equivalents at end of period	$2,435	$2,043

Non-cash investing and financing activities:
Interest payable converted to debt	$15	$25
Supplemental information:
Interest paid, net of amounts capitalized	$157	$151
Income taxes paid	1	—

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

Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The most significant areas of judgment relate to passenger revenue recognition, impairment of long-lived and intangible assets, the frequent traveler program and the deferred tax asset valuation allowance. The Company’s accumulated other comprehensive income balances at September 30, 2012 and December 31, 2011 related to pension and other postretirement benefits.

2. Special Items, Net

Special items, net as shown on the condensed consolidated statements of operations included the following charges for the three and nine months ended September 30, 2012 and 2011 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Special items, net	$14	$13	$25	$22

The 2012 and 2011 third quarter and nine month periods consisted primarily of corporate transaction and auction rate securities arbitration costs.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic EPS:
Net income	$245	$76	$600	$53

Weighted average common shares outstanding (in thousands)	162,418	162,090	162,286	161,999

Basic EPS	$1.51	$0.47	$3.70	$0.33

Diluted EPS:
Net income	$245	$76	$600	$53
Interest expense on 7.25% convertible senior notes	8	7	23	—
Interest expense on 7% senior convertible notes	—	—	—	—

Net income for purposes of computing diluted EPS	$253	$83	$623	$53

Share computation for diluted EPS (in thousands):
Weighted average common shares outstanding	162,418	162,090	162,286	161,999
Dilutive effect of stock awards	4,240	1,243	3,301	1,917
Assumed conversion of 7.25% convertible senior notes	37,746	37,746	37,746	—
Assumed conversion of 7% senior convertible notes	199	199	199	—

Weighted average common shares outstanding as adjusted	204,603	201,278	203,532	163,916

Diluted EPS	$1.24	$0.41	$3.06	$0.33

The following were excluded from the computation of diluted EPS because inclusion of shares would be antidilutive (in thousands):
Stock options, SARs and RSUs	1,626	1,796	1,641	1,578
7.25% convertible senior notes	—	—	—	37,746
7% senior convertible notes	—	—	—	199

4. Debt

The following table details the Company’s debt (in millions). Variable interest rates listed are the rates as of September 30, 2012.

	September 30, 2012	December 31, 2011
Secured
Citicorp North America loan, variable interest rate of 2.72%, installments due through 2014	$1,120	$1,136
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.62% to 10.46%, maturing from 2012 to 2029	1,707	1,729
Aircraft enhanced equipment trust certificates (“EETCs”), fixed interest rates ranging from 5.90% to 11%, maturing from 2014 to 2024	1,372	1,279
Other secured obligations, fixed interest rate of 8%, maturing from 2018 to 2021	27	30

	4,226	4,174

Unsecured
Barclays prepaid miles, variable interest rate of 4.96%, interest only payments	200	200
Airbus advance, repayments through 2018	99	142
7.25% convertible senior notes, interest only payments until due in 2014	172	172
7% senior convertible notes, interest only payments until due in 2020	5	5
Industrial development bonds, fixed interest rate of 6.30%, interest only payments until due in 2023	29	29
Other unsecured obligations	—	10

	505	558

Total long-term debt and capital lease obligations	4,731	4,732
Less: Total unamortized discount on debt	(162)	(166)
Current maturities	(417)	(436)

Long-term debt and capital lease obligations, net of current maturities	$4,152	$4,130

The Company was in compliance with the covenants in its debt agreements at September 30, 2012.

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

As of September 30, 2012, $168 million of the escrowed proceeds from the 2012 EETCs have been used to purchase equipment notes issued by US Airways in three series: Series A equipment notes in an aggregate principal amount of $103 million bearing interest at 5.90% per annum, Series B equipment notes in an aggregate principal amount of $34 million bearing interest at 8% per annum and Series C equipment notes in an aggregate principal amount of $31 million bearing interest at 9.125% per annum. Interest on the equipment notes is payable semiannually in April and October of each year, beginning in October 2012. Principal payments on the equipment notes are scheduled to begin in April 2013. The final payments on the Series A equipment notes, Series B equipment notes and Series C equipment notes will be due in October 2024, October 2019 and October 2015, respectively. US Airways’ payment obligations under the equipment notes are fully and unconditionally guaranteed by US Airways Group. The net proceeds from the issuance of these equipment notes were used in part to repay the existing debt associated with the two Airbus aircraft and to finance two Airbus aircraft delivered in September 2012, with the balance used for general corporate purposes. The equipment notes are secured by liens on aircraft. The remaining $455 million of escrowed proceeds will be used to purchase equipment notes as the new aircraft are delivered.

Other 2012 Financing Transactions

In the third quarter of 2012, US Airways borrowed $85 million to finance new Airbus aircraft deliveries. These financings bear interest at a rate of LIBOR plus an applicable margin and contain default provisions and other covenants that are typical in the industry.

In the third quarter of 2012, US Airways entered into an agreement to acquire five Embraer 190 aircraft from Republic Airline, Inc. (“Republic”). In October 2012, US Airways took delivery of the first aircraft and the remaining four aircraft are scheduled to be delivered in the fourth quarter of 2012 through the first quarter of 2013. In connection with this agreement, US Airways will assume the outstanding debt on these aircraft and Republic will be released from its obligations associated with the principal due under the debt.

Fair Value of Debt

The fair value of the Company’s long-term debt was approximately $4.42 billion and $4.23 billion at September 30, 2012 and December 31, 2011, respectively. The fair values were estimated using quoted market prices where available. For long-term debt not actively traded, fair values were estimated using a discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. If the Company’s long-term debt was measured at fair value, it would have been categorized as Level 2 in the fair value hierarchy.

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

For each of the three and nine month periods ended September 30, 2012 and 2011, the Company did not record federal income tax expense. In each of the three and nine month periods ended September 30, 2012, the Company recorded $1 million of state income tax expense related to certain states where NOLs were limited.

When profitable, the Company is ordinarily subject to Alternative Minimum Tax (“AMT”). However as the result of a special tax election made in 2009, the Company was able to utilize AMT NOLs to fully offset its AMT taxable income in each of the three and nine month periods ended September 30, 2012 and 2011.

In connection with the sale of the Company’s final remaining investment in auction rate securities, the Company recorded a special non-cash tax charge of $21 million in the third quarter of 2011. In the fourth quarter of 2009, the Company had recorded in other comprehensive income (“OCI”), a subset of stockholders’ equity, a non-cash tax provision of $21 million. This provision resulted from $56 million of unrealized gains recorded in OCI due to an increase in the fair value of certain investments in auction rate securities.

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

The Company met all three of these conditions in the fourth quarter of 2009. As a result, the $21 million tax benefit resulting from the reversal of the valuation allowance was recorded in income from operations rather than as an offset to the $21 million tax provision recorded in OCI. Accordingly, in connection with the sale of the Company’s final remaining investment in auction rate securities, the Company recorded a $21 million special non-cash tax charge in the third quarter of 2011, which recognized in the statement of operations the tax provision recorded in OCI.

6. Express Expenses

Expenses associated with the Company’s wholly owned regional airlines and affiliate regional airlines operating as US Airways Express are classified as express expenses on the condensed consolidated statements of operations. Express expenses consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Aircraft fuel and related taxes	$272	$273	$830	$803
Salaries and related costs	72	67	223	204
Capacity purchases	267	255	819	782
Aircraft rent	13	13	39	39
Aircraft maintenance	28	55	83	151
Other rent and landing fees	33	35	100	104
Selling expenses	45	45	132	135
Special items, net	—	—	3	1
Depreciation and amortization	8	6	23	18
Other expenses	43	45	134	139

Express expenses	$781	$794	$2,386	$2,376

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

The fair value of the LaGuardia slots transferred to Delta in exchange for the Washington National slots and related cash payment was $223 million, which resulted in a gain that was initially projected as $147 million. Due to the DOT restrictions preventing operating use of the LaGuardia slots acquired by Delta, the gain was fully deferred as of December 31, 2011 and was included within other current liabilities on the accompanying condensed consolidated balance sheet. The gain on the transaction was recognized as the DOT restrictions lapsed in 2012. The Company recognized $73 million of the gain in the first quarter of 2012 and the remaining gain, which approximated $69 million, in the third quarter of 2012. The third quarter 2012 gain is less than originally projected due to higher than anticipated facility and relocation costs incurred during the quarter. The gain is classified as a special credit and is included within other nonoperating expense, net on the accompanying condensed consolidated statement of operations.

8. Legal Proceedings

The Company is party to an arbitration proceeding relating to a grievance brought by its pilots union to the effect that, retroactive to January 1, 2010, this work group was entitled to a significant increase in wages by operation of the applicable collective bargaining agreement. The arbitrator has issued two decisions in the Company’s favor, and the union has requested a meeting with the arbitrator to address those decisions. The Company believes that the union’s position is without merit and that the possibility of an adverse outcome is remote.

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

Item 1B. Condensed Consolidated Financial Statements of US Airways, Inc.

US Airways, Inc.

Condensed Consolidated Statements of Operations

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating revenues:
Mainline passenger	$2,319	$2,267	$6,881	$6,447
Express passenger	844	796	2,523	2,316
Cargo	35	40	114	126
Other	377	373	1,155	1,124

Total operating revenues	3,575	3,476	10,673	10,013
Operating expenses:
Aircraft fuel and related taxes	893	905	2,659	2,587
Salaries and related costs	609	577	1,888	1,726
Express expenses	817	824	2,487	2,449
Aircraft rent	160	160	483	486
Aircraft maintenance	171	163	506	508
Other rent and landing fees	148	144	419	418
Selling expenses	122	123	359	343
Special items, net	14	13	25	22
Depreciation and amortization	62	61	190	185
Other	317	329	944	963

Total operating expenses	3,313	3,299	9,960	9,687

Operating income	262	177	713	326
Nonoperating income (expense):
Interest income	—	1	1	4
Interest expense, net	(65)	(58)	(182)	(166)
Other, net	67	1	125	(7)

Total nonoperating income (expense), net	2	(56)	(56)	(169)

Income before income taxes	264	121	657	157
Income tax provision	1	21	1	21

Net income	$263	$100	$656	$136

See accompanying notes to the condensed consolidated financial statements.

US Airways, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$263	$100	$656	$136
Other comprehensive income (loss):
Reversal of tax provision in other comprehensive income	—	21	—	21
Reversal of net unrealized gains on available-for-sale securities	—	—	—	(3)
Other postretirement benefits	—	(1)	(1)	(2)

Total other comprehensive income (loss)	—	20	(1)	16

Total comprehensive income	$263	$120	$655	$152

See accompanying notes to the condensed consolidated financial statements.

US Airways, Inc.

Condensed Consolidated Balance Sheets

(In millions, except share and per share amounts)

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$2,431	$1,940
Accounts receivable, net	422	325
Materials and supplies, net	258	199
Prepaid expenses and other	662	527

Total current assets	3,773	2,991
Property and equipment
Flight equipment	4,664	4,441
Ground property and equipment	949	873
Less accumulated depreciation and amortization	(1,592)	(1,428)

	4,021	3,886
Equipment purchase deposits	241	153

Total property and equipment	4,262	4,039
Other assets
Other intangibles, net of accumulated amortization of $140 million and $124 million, respectively	516	512
Restricted cash	347	365
Other assets	220	209

Total other assets	1,083	1,086

Total assets	$9,118	$8,116

LIABILITIES & STOCKHOLDER’S EQUITY
Current liabilities
Current maturities of debt and capital leases	$401	$420
Accounts payable	357	305
Payables to related parties, net	530	601
Air traffic liability	1,220	910
Accrued compensation and vacation	257	167
Accrued taxes	184	165
Other accrued expenses	956	1,058

Total current liabilities	3,905	3,626
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	2,739	2,698
Deferred gains and credits, net	254	280
Postretirement benefits other than pensions	161	158
Employee benefit liabilities and other	442	392

Total noncurrent liabilities and deferred credits	3,596	3,528
Commitments and contingencies
Stockholder’s equity
Common stock, $1 par value, 1,000 shares issued and outstanding	—	—
Additional paid-in capital	2,445	2,445
Accumulated other comprehensive income	21	22
Accumulated deficit	(849)	(1,505)

Total stockholder’s equity	1,617	962

Total liabilities and stockholder’s equity	$9,118	$8,116

See accompanying notes to the condensed consolidated financial statements.

US Airways, Inc.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Net cash provided by operating activities	$867	$439
Cash flows from investing activities:
Purchases of property and equipment	(421)	(305)
Purchases of marketable securities	—	(30)
Sales of marketable securities	—	82
Decrease (increase) in long-term restricted cash	18	(20)
Proceeds from dispositions of property and equipment	—	1

Net cash used in investing activities	(403)	(272)
Cash flows from financing activities:
Repayments of debt and capital lease obligations	(354)	(500)
Proceeds from issuance of debt	353	531
Deferred financing costs	(14)	(13)
Other	42	—

Net cash provided by financing activities	27	18

Net increase in cash and cash equivalents	491	185
Cash and cash equivalents at beginning of period	1,940	1,856

Cash and cash equivalents at end of period	$2,431	$2,041

Non-cash investing and financing activities:
Interest payable converted to debt	$15	$25
Supplemental information:
Interest paid, net of amounts capitalized	$118	$107
Income taxes paid	1	—

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

Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The most significant areas of judgment relate to passenger revenue recognition, impairment of long-lived and intangible assets, the frequent traveler program and the deferred tax asset valuation allowance. US Airways’ accumulated other comprehensive income balances at September 30, 2012 and December 31, 2011 related to other postretirement benefits.

2. Special Items, Net

Special items, net as shown on the condensed consolidated statements of operations included the following charges for the three and nine months ended September 30, 2012 and 2011 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Special items, net	$14	$13	$25	$22

The 2012 and 2011 third quarter and nine month periods consisted primarily of corporate transaction and auction rate securities arbitration costs.

3. Debt

The following table details US Airways’ debt (in millions). Variable interest rates listed are the rates as of September 30, 2012.

	September 30, 2012	December 31, 2011
Secured
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.62% to 10.46%, maturing from 2012 to 2022	$1,677	$1,699
Aircraft enhanced equipment trust certificates (“EETCs”), fixed interest rates ranging from 5.90% to 11%, maturing from 2014 to 2024	1,372	1,279
Other secured obligations, fixed interest rate of 8%, maturing from 2018 to 2021	27	30

	3,076	3,008
Unsecured
Airbus advance, repayments through 2018	99	142
Industrial development bonds, fixed interest rate of 6.30%, interest only payments until due in 2023	29	29
Other unsecured obligations	—	10

	128	181

Total long-term debt and capital lease obligations	3,204	3,189
Less: Total unamortized discount on debt	(64)	(71)
Current maturities	(401)	(420)

Long-term debt and capital lease obligations, net of current maturities	$2,739	$2,698

US Airways was in compliance with the covenants in its debt agreements at September 30, 2012.

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

As of September 30, 2012, $168 million of the escrowed proceeds from the 2012 EETCs have been used to purchase equipment notes issued by US Airways in three series: Series A equipment notes in an aggregate principal amount of $103 million bearing interest at 5.90% per annum, Series B equipment notes in an aggregate principal amount of $34 million bearing interest at 8% per annum and Series C equipment notes in an aggregate principal amount of $31 million bearing interest at 9.125% per annum. Interest on the equipment notes is payable semiannually in April and October of each year, beginning in October 2012. Principal payments on the equipment notes are scheduled to begin in April 2013. The final payments on the Series A equipment notes, Series B equipment notes and Series C equipment notes will be due in October 2024, October 2019 and October 2015, respectively. US Airways’ payment obligations under the equipment notes are fully and unconditionally guaranteed by US Airways Group. The net proceeds from the issuance of these equipment notes were used in part to repay the existing debt associated with the two Airbus aircraft and to finance two Airbus aircraft delivered in September 2012, with the balance used for general corporate purposes. The equipment notes are secured by liens on aircraft. The remaining $455 million of escrowed proceeds will be used to purchase equipment notes as the new aircraft are delivered.

Other 2012 Financing Transactions

In the third quarter of 2012, US Airways borrowed $85 million to finance new Airbus aircraft deliveries. These financings bear interest at a rate of LIBOR plus an applicable margin and contain default provisions and other covenants that are typical in the industry.

In the third quarter of 2012, US Airways entered into an agreement to acquire five Embraer 190 aircraft from Republic Airline, Inc. (“Republic”). In October 2012, US Airways took delivery of the first aircraft and the remaining four aircraft are scheduled to be delivered in the fourth quarter of 2012 through the first quarter of 2013. In connection with this agreement, US Airways will assume the outstanding debt on these aircraft and Republic will be released from its obligations associated with the principal due under the debt.

Fair Value of Debt

The fair value of US Airways’ long-term debt was approximately $2.93 billion and $2.92 billion at September 30, 2012 and December 31, 2011, respectively. The fair values were estimated using quoted market prices where available. For long-term debt not actively traded, fair values were estimated using a discounted cash flow analysis based on US Airways’ current incremental borrowing rates for similar types of borrowing arrangements. If US Airways’ long-term debt was measured at fair value, it would have been categorized as Level 2 in the fair value hierarchy.

4. Related Party Transactions

The following represents the net payable balances to related parties (in millions):

	September 30, 2012	December 31, 2011
US Airways Group	$461	$514
US Airways Group’s wholly owned subsidiaries	69	87

	$530	$601

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

For each of the three and nine month periods ended September 30, 2012 and 2011, US Airways did not record federal income tax expense. In each of the three and nine month periods ended September 30, 2012, US Airways recorded $1 million of state income tax expense related to certain states where NOLs were limited.

When profitable, US Airways is ordinarily subject to Alternative Minimum Tax (“AMT”). However as the result of a special tax election made in 2009, US Airways was able to utilize AMT NOLs to fully offset its AMT taxable income in each of the three and nine month periods ended September 30, 2012 and 2011.

In connection with the sale of US Airways’ final remaining investment in auction rate securities, US Airways recorded a special non-cash tax charge of $21 million in the third quarter of 2011. In the fourth quarter of 2009, US Airways had recorded in other comprehensive income (“OCI”), a subset of stockholder’s equity, a non-cash tax provision of $21 million. This provision resulted from $56 million of unrealized gains recorded in OCI due to an increase in the fair value of certain investments in auction rate securities.

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

US Airways met all three of these conditions in the fourth quarter of 2009. As a result, the $21 million tax benefit resulting from the reversal of the valuation allowance was recorded in income from operations rather than as an offset to the $21 million tax provision recorded in OCI. Accordingly, in connection with the sale of US Airways’ final remaining investment in auction rate securities, US Airways recorded a $21 million special non-cash tax charge in the third quarter of 2011, which recognized in the statement of operations the tax provision recorded in OCI.

6. Express Expenses

Expenses associated with affiliate regional airlines operating as US Airways Express are classified as express expenses on the condensed consolidated statements of operations. Express expenses consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Aircraft fuel and related taxes	$272	$273	$830	$804
Salaries and related costs	6	6	18	18
Capacity purchases	445	450	1,356	1,342
Other rent and landing fees	27	29	83	86
Selling expenses	45	45	132	135
Depreciation and amortization	2	—	6	—
Other expenses	20	21	62	64

Express expenses	$817	$824	$2,487	$2,449

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

The fair value of the LaGuardia slots transferred to Delta in exchange for the Washington National slots and related cash payment was $223 million, which resulted in a gain that was initially projected as $147 million. Due to the DOT restrictions preventing operating use of the LaGuardia slots acquired by Delta, the gain was fully deferred as of December 31, 2011 and was included within other current liabilities on the accompanying condensed consolidated balance sheet. The gain on the transaction was recognized as the DOT restrictions lapsed in 2012. US Airways recognized $73 million of the gain in the first quarter of 2012 and the remaining gain, which approximated $69 million, in the third quarter of 2012. The third quarter 2012 gain is less than originally projected due to higher than anticipated facility and relocation costs incurred during the quarter. The gain is classified as a special credit and is included within other nonoperating expense, net on the accompanying condensed consolidated statement of operations.

8. Legal Proceedings

US Airways is party to an arbitration proceeding relating to a grievance brought by its pilots union to the effect that, retroactive to January 1, 2010, this work group was entitled to a significant increase in wages by operation of the applicable collective bargaining agreement. The arbitrator has issued two decisions in US Airways’ favor, and the union has requested a meeting with the arbitrator to address those decisions. US Airways believes that the union’s position is without merit and that the possibility of an adverse outcome is remote.

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

We operate the fifth largest airline in the United States as measured by domestic revenue passenger miles (“RPMs”) and available seat miles (“ASMs”). We have hubs in Charlotte, Philadelphia and Phoenix and a focus city in Washington, D.C. at Ronald Reagan Washington National Airport. We offer scheduled passenger service on more than 3,000 flights daily to 195 communities in the United States, Canada, Mexico, Europe, the Middle East, the Caribbean, and Central and South America. We also have an established East Coast route network, including the US Airways Shuttle service. For the nine months ended September 30, 2012, we had approximately 41 million passengers boarding our mainline flights. As of September 30, 2012, we operated 338 mainline jets and are supported by our regional airline subsidiaries and affiliates operating as US Airways Express under capacity purchase agreements, which operated 238 regional jets and 44 turboprops. Our prorate carriers operated four regional jets at September 30, 2012.

The U.S. Airline Industry

During the third quarter of 2012, the U.S. airline industry experienced moderate year-over-year growth in passenger revenues driven by ongoing industry capacity discipline and consumer demand for air travel. Additionally, the industry benefited from a slight decline in the average price of fuel during the quarter.

In its most recent data available, Airlines for America, the trade association for U.S. airlines, reported the following changes in U.S. industry passenger revenues and yields. Year-over-year growth continued during the third quarter of 2012 although at lower rates due to moderating demand, particularly for business travel, and more difficult year-over-year comparisons. The temporary expiration in August 2011 of certain Federal Aviation Administration (“FAA”) ticket taxes on domestic and international air travel contributed in part to the difficult year-over-year comparisons.

2012 vs. 2011	July	August	September
Passenger Revenues	1.3%	2.1%	(1.8)%
Yields	2.5%	0.5%	(0.8)%

2011 vs. 2010	July	August	September
Passenger Revenues	9.2%	9.9%	12.3%
Yields	7.0%	9.9%	11.4%

With respect to international versus domestic revenue performance, Airlines for America reported that in the third quarter of 2012, Latin and Pacific international markets outperformed domestic markets. However, domestic markets outperformed the Atlantic international market which experienced weaker demand due to the economic uncertainty in Europe.

Jet fuel prices continue to follow the price of Brent crude oil more closely than the price of West Texas Intermediate crude oil. On a daily basis, Brent crude oil prices continue to be volatile. In the third quarter of 2012, daily spot prices fluctuated between a low of $95 per barrel in July 2012 to a high of $117 in September 2012, and closed the quarter at $111 per barrel on September 28, 2012. However despite this volatility, for the third quarter of 2012 fuel prices declined slightly overall. The average daily spot price for Brent crude oil during the third quarter of 2012 was $110 per barrel as compared to an average daily spot price of $113 per barrel during the third quarter of 2011.

While the U.S. airline industry is currently benefiting from a favorable revenue environment and fuel prices that declined slightly during the period described above, uncertainty exists regarding the economic conditions driving these factors. See Part II, Item 1A, Risk Factors – “Downturns in economic conditions adversely affect our business” and “Our business is dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices and significant disruptions in the supply of aircraft fuel could have a significant negative impact on our operating results and liquidity.”

US Airways Group

The significant actions we have taken over the last few years to align capacity with demand, focus our network on our four key markets, introduce new revenue streams, control costs and continue our exceptional operating reliability have positioned us well. As described in more detail below, we are reporting strong profits and achieving our best operational performance in the Company’s history. For the full year 2012, we expect to be profitable.

In the third quarter of 2012, we realized operating income of $268 million driven by year-over-year growth in revenues. Income before income taxes was $246 million in the third quarter of 2012 and included the recognition of a $69 million non-operating special gain related to the slot transaction with Delta Air Lines, Inc. (“Delta”). See Note 7 to the condensed consolidated financial statements included in Part I, Item 1A of this report for more information on the Delta transaction. This compares to operating income of $180 million and income before income taxes of $97 million in the 2011 period.

Revenue

Mainline and express passenger revenues increased $100 million, or 3.3% as compared to the 2011 period. The growth in revenues was driven by a 2.6% increase in revenue passenger miles and a 0.6% increase in yield, as total capacity increased 2.7% as compared to the 2011 period. Our mainline and express passenger revenue per available seat mile (“PRASM”) was 13.63 cents in the third quarter of 2012, a 0.5% increase, as compared to 13.56 cents in the 2011 period. Total revenue per available seat mile (“RASM”) was relatively flat versus the prior period at 15.22 cents in the third quarter of 2012. Total revenues include our ancillary revenue initiatives, which generated $146 million in revenues for the third quarter of 2012, an increase of $10 million over the 2011 period principally related to our Choice Seats program.

Fuel

We have not entered into any transactions to hedge our fuel consumption. Mainline and express fuel expense decreased $13 million to $1.17 billion for the third quarter of 2012, which was 1.1% lower than the 2011 period, on a 1.3% increase in consumption. The average mainline and express price per gallon of fuel was $3.07 for the third quarter of 2012 as compared to an average cost per gallon of $3.14 in the third quarter of 2011, a decrease of 2.4%.

Capacity

Total system capacity for the third quarter of 2012 increased 2.7% as compared to the third quarter of 2011. The increase in capacity is driven by our strong operating performance, which has led to higher completion factors, and larger gauge Airbus A321 aircraft replacing smaller gauge legacy Boeing 737-300 aircraft. For the full year 2012, total system capacity is expected to be up approximately 2% versus 2011. Domestic capacity is expected to be up approximately 2% and international capacity is expected to be up approximately 1%.

Cost Control

We remain committed to maintaining a low cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: the health of the economy and the price of fuel. Our mainline costs per available seat mile (“CASM”) excluding special items, fuel and profit sharing decreased 0.11 cents, or 1.4%, from 8.06 cents in the third quarter of 2011 to 7.95 cents in the third quarter of 2012.

The following table details our mainline CASM for the three months ended September 30, 2012 and 2011:

	2012	2011	Percent Increase (Decrease)
	(In cents)
Mainline CASM excluding special items, fuel and profit sharing:
Total mainline CASM	12.70	12.93	(1.8)
Special items, net	(0.07)	(0.07)	6.2
Aircraft fuel and related taxes	(4.57)	(4.75)	(3.9)
Profit sharing	(0.11)	(0.05)	nm

Total mainline CASM excluding special items, fuel and profit sharing (1)	7.95	8.06	(1.4)

(1)	We believe that the presentation of mainline CASM excluding fuel is useful to investors as both the cost and availability of fuel are subject to many economic and political factors beyond our control, and excluding special items and profit sharing provides investors the ability to measure financial performance in a way that is more indicative of our ongoing performance and is more comparable to measures reported by other major airlines. Management uses mainline CASM excluding special items, fuel and profit sharing to evaluate our operating performance. Amounts may not recalculate due to rounding.

Customer Service

We are committed to consistently delivering safe, reliable and convenient service to our customers in every aspect of our operation. Outstanding efforts from our 32,000 employees continue to drive very strong operational performance. On a year-to-date basis through September 2012, we have achieved our best on-time performance, completion factor and baggage handling performance in our Company’s history.

For the third quarter of 2012, we achieved our best ever third quarter performance in baggage handling. Additionally, for the month of July we ranked first in on-time performance among the big hub-and-spoke carriers as reported by the Department of Transportation (“DOT”) Air Travel Consumer Report. This marked our third monthly first place DOT ranking for on-time performance during 2012.

We reported the following operating statistics to the DOT for mainline operations for the third quarter of 2012 and 2011:

	2012			2011			Better (Worse) 2012-2011
	July	August	September (e)	July	August	September	July		August		September
On-time performance (a)	82.0	83.5	87.3	75.5	74.2	80.7	6.5	pts	9.3	pts	6.6	pts
Completion factor (b)	99.1	99.0	99.6	98.3	96.5	99.1	0.8	pts	2.5	pts	0.5	pts
Mishandled baggage (c)	2.46	2.26	1.83	3.14	3.21	2.66	21.7%		29.6%		31.2%
Customer complaints (d)	2.83	2.05	1.08	2.32	2.95	2.19	(22.0)%		30.3%		50.7%

(a)	Percentage of reported flight operations arriving on time as defined by the DOT.
(b)	Percentage of scheduled flight operations completed.
(c)	Rate of mishandled baggage reports per 1,000 passengers.
(d)	Rate of customer complaints filed with the DOT per 100,000 enplanements.
(e)	September 2012 operating statistics are preliminary as the DOT has not issued its September 2012 Air Travel Consumer Report as of the date of this filing.

Liquidity Position

As of September 30, 2012, our total cash, cash equivalents and restricted cash was $2.78 billion, of which $347 million was restricted.

	September 30, 2012	December 31, 2011
	(In millions)
Cash and cash equivalents	$2,435	$1,947
Long-term restricted cash	347	365

Total cash, cash equivalents and restricted cash	$2,782	$2,312

The improvement in our liquidity in the first nine months of 2012 was due primarily to the strong revenue environment and seasonal factors. An April 2012 loan agreement, pursuant to which US Airways borrowed an aggregate principal amount of $100 million, also contributed to the improvement.

Long-term restricted cash primarily includes cash collateral to secure workers’ compensation claims and credit card processing holdback requirements for advance ticket sales for which US Airways has not yet provided air transportation.

US Airways Group’s Results of Operations

In the third quarter of 2012, we realized operating income of $268 million and income before income taxes of $246 million. This compares to operating income of $180 million and income before income taxes of $97 million in the 2011 period.

In the first nine months of 2012, we realized operating income of $731 million and income before income taxes of $601 million. This compares to operating income of $318 million and income before income taxes of $74 million in the 2011 period.

Our results for the third quarter and first nine months of 2012 were driven by year-over-year growth in revenues resulting from ongoing industry capacity discipline and consumer demand for air travel.

Our results have been impacted by the following pre-tax net special charges (credits) (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Mainline operating special items, net (a)	$14	$13	$25	$22
Express operating special items, net (b)	—	—	3	1
Nonoperating special items, net (c)	(67)	(15)	(137)	(7)

Total	$(53)	$(2)	$(109)	$16

(a)	The 2012 and 2011 third quarter and nine month periods consisted primarily of corporate transaction and auction rate securities arbitration costs.
(b)	The 2012 nine month period consisted of charges related to ratification of a new Piedmont fleet and passenger services contract.
(c)	The 2012 third quarter primarily consisted of a $69 million gain related to the slot transaction with Delta. See Note 7 to the condensed consolidated financial statements included in Part I, Item 1A of this report for more information on the Delta transaction.

The 2012 nine month period primarily consisted of a $142 million gain related to the slot transaction with Delta, offset in part by $3 million in debt prepayment penalties and non-cash write offs of certain debt issuance costs related to the refinancing of two Airbus aircraft.

The 2011 third quarter and nine month periods each consisted of a $15 million credit in connection with an award received in an arbitration involving investments in auction rate securities. The 2011 nine month period also included $6 million in debt prepayment penalties and non-cash write offs of certain debt issuance costs related to the refinancing of five Airbus aircraft as well as $2 million of losses related to investments in auction rate securities.

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

For each of the three and nine month periods ended September 30, 2012 and 2011, we did not record federal income tax expense. In each of the three and nine month periods ended September 30, 2012, we recorded $1 million of state income tax expense related to certain states where NOLs were limited.

When profitable, we are ordinarily subject to Alternative Minimum Tax (“AMT”). However as the result of a special tax election made in 2009, we were able to utilize AMT NOLs to fully offset our AMT taxable income in each of the three and nine month periods ended September 30, 2012 and 2011.

In the third quarter of 2011, we completed the liquidation of our entire investment in auction rate securities. As a result of the sale of the final remaining investment in auction rate securities, we recorded a special non-cash tax charge of $21 million which recognized in the statement of operations for the three and nine month periods ended September 30, 2011, the tax provision that was recorded in other comprehensive income, a subset of stockholders’ equity, in the fourth quarter of 2009.

The table below sets forth our selected mainline and express operating data:

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
	2012	2011	(Decrease)		2012	2011	(Decrease)
Mainline
Revenue passenger miles (millions) (a)	16,860	16,471	2.4%		47,564	46,301	2.7%
Available seat miles (millions) (b)	19,560	19,033	2.8%		56,665	55,184	2.7%
Passenger load factor (percent) (c)	86.2	86.5	(0.3	)pts	83.9	83.9	—	pts
Yield (cents) (d)	13.75	13.76	(0.1)%		14.47	13.92	3.9%
Passenger revenue per available seat mile (cents) (e)	11.85	11.91	(0.5)%		12.14	11.68	3.9%
Operating cost per available seat mile (cents) (f)	12.70	12.93	(1.8)%		13.12	13.06	0.5%
Passenger enplanements (thousands) (g)	13,739	13,520	1.6%		40,927	39,823	2.8%
Departures (thousands)	112	112	(0.6)%		341	340	0.2%
Aircraft at end of period	338	339	(0.3)%		338	339	(0.3)%
Block hours (thousands) (h)	310	311	(0.5)%		922	925	(0.3)%
Average stage length (miles) (i)	1,051	1,033	1.8%		1,010	999	1.1%
Average passenger journey (miles) (j)	1,829	1,808	1.2%		1,726	1,710	0.9%
Fuel consumption (gallons in millions)	291	289	0.8%		841	833	1.1%
Average aircraft fuel price including related taxes (dollars per gallon)	3.06	3.13	(2.0)%		3.16	3.11	1.7%
Full-time equivalent employees at end of period	30,845	31,327	(1.5)%		30,845	31,327	(1.5)%

Express (k)
Revenue passenger miles (millions) (a)	2,850	2,737	4.1%		8,112	8,025	1.1%
Available seat miles (millions) (b)	3,644	3,559	2.4%		10,722	10,739	(0.2)%
Passenger load factor (percent) (c)	78.2	76.9	1.3	pts	75.7	74.7	1.0	pts
Yield (cents) (d)	29.59	29.07	1.8%		31.10	28.86	7.8%
Passenger revenue per available seat mile (cents) (e)	23.15	22.35	3.6%		23.54	21.56	9.2%
Operating cost per available seat mile (cents) (f)	21.42	22.29	(3.9)%		22.25	22.12	0.6%
Passenger enplanements (thousands) (g)	7,326	7,135	2.7%		21,166	20,892	1.3%
Aircraft at end of period	282	281	0.4%		282	281	0.4%
Fuel consumption (gallons in millions)	89	86	3.1%		261	257	1.5%
Average aircraft fuel price including related taxes (dollars per gallon)	3.07	3.18	(3.5)%		3.18	3.13	1.8%

Total Mainline and Express
Revenue passenger miles (millions) (a)	19,710	19,208	2.6%		55,676	54,326	2.5%
Available seat miles (millions) (b)	23,204	22,592	2.7%		67,387	65,923	2.2%
Passenger load factor (percent) (c)	84.9	85.0	(0.1	)pts	82.6	82.4	0.2	pts
Yield (cents) (d)	16.04	15.94	0.6%		16.89	16.13	4.7%
Passenger revenue per available seat mile (cents) (e)	13.63	13.56	0.5%		13.96	13.29	5.0%
Total revenue per available seat mile (cents) (l)	15.22	15.21	0.1%		15.66	15.02	4.3%
Passenger enplanements (thousands) (g)	21,065	20,655	2.0%		62,093	60,715	2.3%
Aircraft at end of period	620	620	—%		620	620	—%
Fuel consumption (gallons in millions)	380	375	1.3%		1,102	1,090	1.2%
Average aircraft fuel price including related taxes (dollars per gallon)	3.07	3.14	(2.4)%		3.17	3.11	1.7%

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. One RPM represents one passenger flown one mile.
(b)	Available seat mile (“ASM”) — A basic measure of production. One ASM represents one seat flown one mile.

(c)	Passenger load factor — The percentage of available seats that are filled with revenue passengers.
(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by RPMs.
(e)	Passenger revenue per available seat mile (“PRASM”) — Passenger revenues divided by ASMs.
(f)	Operating cost per available seat mile (“CASM”) — Operating expenses divided by ASMs.
(g)	Passenger enplanements — The number of passengers on board an aircraft, including local, connecting and through passengers.
(h)	Block hours — The hours measured from the moment an aircraft first moves under its own power, including taxi time, for the purposes of flight until the aircraft is docked at the next point of landing and its power is shut down.
(i)	Average stage length — The average of the distances flown on each segment of every route.
(j)	Average passenger journey — The average one-way trip measured in miles for one passenger origination.
(k)	Express statistics include Piedmont and PSA, as well as operating and financial results from capacity purchase agreements with Air Wisconsin Airlines Corporation, Republic Airline Inc., Mesa Airlines, Inc., Chautauqua Airlines, Inc. and SkyWest Airlines, Inc.
(l)	Total revenue per available seat mile (“RASM”) — Total revenues divided by total mainline and express ASMs.

Three Months Ended September 30, 2012

Compared with the

Three Months Ended September 30, 2011

Operating Revenues:

	2012	2011	Percent Increase (Decrease)
	(In millions)
Operating revenues:
Mainline passenger	$2,319	$2,267	2.3
Express passenger	844	796	6.0
Cargo	35	40	(13.3)
Other	335	333	0.9

Total operating revenues	$3,533	$3,436	2.8

Total operating revenues in the third quarter of 2012 were $3.53 billion as compared to $3.44 billion in the 2011 period, an increase of $97 million, or 2.8%. Significant changes in the components of operating revenues are as follows:

•

Mainline passenger revenues were $2.32 billion in the third quarter of 2012 as compared to $2.27 billion in the 2011 period. Mainline RPMs increased 2.4% as mainline capacity, as measured by ASMs, increased 2.8%, resulting in a 0.3 point decrease in load factor to 86.2%. Mainline passenger yield was relatively flat versus the prior period at 13.75 cents in the third quarter of 2012. Mainline PRASM decreased 0.5% to 11.85 cents in the third quarter of 2012 from 11.91 cents in the 2011 period. Mainline yield and PRASM were impacted by moderating demand, particularly for business travel, and more difficult year-over-year comparisons. The temporary expiration in August 2011 of certain FAA ticket taxes on domestic and international air travel contributed in part to the difficult year-over-year comparisons.

•

Express passenger revenues were $844 million in the third quarter of 2012 as compared to $796 million in the 2011 period. Express RPMs increased 4.1% as express capacity, as measured by ASMs, increased 2.4%, resulting in a 1.3 point increase in load factor to 78.2%. Express passenger yield increased 1.8% to 29.59 cents in the third quarter of 2012 from 29.07 cents in the 2011 period. Express PRASM increased 3.6% to 23.15 cents in the third quarter of 2012 from 22.35 cents in the 2011 period. Although express yield and PRASM were impacted by the same moderating demand and difficult year-over-year comparisons discussed in mainline passenger revenues above, express yield and PRASM benefited from the availability of first class seating on certain US Airways Express regional jets during the 2012 period.

•

Cargo revenues were $35 million in the third quarter of 2012, a decrease of $5 million, or 13.3%, from the 2011 period. The decrease in cargo revenues was primarily due to decreases in international freight volumes driven by uncertainty surrounding the European economy.

Operating Expenses:

	2012	2011	Percent Increase (Decrease)
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$893	$905	(1.3)
Salaries and related costs	609	577	5.5
Aircraft rent	160	160	0.4
Aircraft maintenance	171	163	4.5
Other rent and landing fees	148	144	2.5
Selling expenses	122	123	(1.0)
Special items, net	14	13	9.2
Depreciation and amortization	60	58	2.3
Other	307	319	(3.6)

Total mainline operating expenses	2,484	2,462	0.9
Express expenses:
Fuel	272	273	(0.5)
Other	509	521	(2.2)

Total express expenses	781	794	(1.6)

Total operating expenses	$3,265	$3,256	0.3

Total operating expenses were relatively flat at $3.27 billion in the third quarter of 2012, an increase of $9 million, or 0.3%, compared to the 2011 period.

Mainline Operating Expenses per ASM:

Our mainline CASM decreased 0.23 cents, or 1.8%, from 12.93 cents in the third quarter of 2011 to 12.70 cents in the third quarter of 2012. Excluding special items, fuel and profit sharing our mainline CASM decreased 0.11 cents, or 1.4%, from 8.06 cents in the third quarter of 2011 to 7.95 cents in the third quarter of 2012, while mainline capacity increased 2.8%.

The table below sets forth the major components of our total mainline CASM and our mainline CASM excluding special items, fuel and profit sharing for the three months ended September 30, 2012 and 2011:

	2012	2011	Percent Increase (Decrease)
	(In cents)
Mainline CASM:
Aircraft fuel and related taxes	4.57	4.75	(3.9)
Salaries and related costs	3.11	3.03	2.7
Aircraft rent	0.82	0.84	(2.3)
Aircraft maintenance	0.87	0.86	1.7
Other rent and landing fees	0.75	0.76	(0.2)
Selling expenses	0.62	0.65	(3.6)
Special items, net	0.07	0.07	6.2
Depreciation and amortization	0.31	0.31	(0.5)
Other	1.57	1.68	(6.2)

Total mainline CASM	12.70	12.93	(1.8)
Special items, net	(0.07)	(0.07)
Aircraft fuel and related taxes	(4.57)	(4.75)
Profit sharing	(0.11)	(0.05)

Total mainline CASM excluding special items, fuel and profit sharing (1)	7.95	8.06	(1.4)

(1)	We believe that the presentation of mainline CASM excluding fuel is useful to investors as both the cost and availability of fuel are subject to many economic and political factors beyond our control, and excluding special items and profit sharing provides investors the ability to measure financial performance in a way that is more indicative of our ongoing performance and is more comparable to measures reported by other major airlines. Management uses mainline CASM excluding special items, fuel and profit sharing to evaluate our operating performance. Amounts may not recalculate due to rounding.

Significant changes in the components of mainline operating expense per ASM are as follows:

•	Aircraft fuel and related taxes per ASM decreased 3.9% primarily due to a 2.0% decrease in the average price per gallon of fuel to $3.06 in the third quarter of 2012 from $3.13 in the 2011 period.

•	Salaries and related costs per ASM increased 2.7% primarily due to profit sharing and other incentive compensation expense driven by our profitability and strong operational performance.

•

Other expenses per ASM decreased 6.2% primarily due to lower passenger inconvenience fees driven by our outstanding operational performance and a decrease in the incremental cost of travel awards associated with our frequent traveler program, principally as a result of lower fuel prices.

Express Operating Expenses:

Total express expenses decreased $13 million, or 1.6%, in the third quarter of 2012 to $781 million from $794 million in the 2011 period. The period-over-period decrease included a $12 million, or 2.2%, decrease in other express expenses and a $1 million, or 0.5%, decrease in fuel costs. The decrease in other express expenses was driven by lower maintenance costs primarily due to fewer engine overhauls performed in the 2012 period.

Nonoperating Income (Expense):

	2012	2011	Percent Increase (Decrease)
	(In millions)
Nonoperating income (expense):
Interest income	$—	$1	(62.9)
Interest expense, net	(89)	(85)	5.8
Other, net	67	1	nm

Total nonoperating expense, net	$(22)	$(83)	(73.3)

Other nonoperating income of $67 million in the third quarter of 2012 consisted primarily of a $69 million special gain related to the slot transaction with Delta. See Note 7 to the condensed consolidated financial statements included in Part I, Item 1A of this report for more information on the Delta transaction.

Other nonoperating income of $1 million in the third quarter of 2011 consisted primarily of a $15 million special credit in connection with an award received in an arbitration involving investments in auction rate securities, offset in part by $14 million in net foreign currency losses as a result of the overall strengthening of the U.S. dollar during the third quarter of 2011.

Nine Months Ended September 30, 2012

Compared with the

Nine Months Ended September 30, 2011

Operating Revenues:

	2012	2011	Percent Increase (Decrease)
	(In millions)
Operating revenues:
Mainline passenger	$6,881	$6,447	6.7
Express passenger	2,523	2,316	9.0
Cargo	114	126	(10.0)
Other	1,035	1,011	2.4

Total operating revenues	$10,553	$9,900	6.6

Total operating revenues in the first nine months of 2012 were $10.55 billion as compared to $9.90 billion in the 2011 period, an increase of $653 million, or 6.6%. Significant changes in the components of operating revenues are as follows:

•

Mainline passenger revenues were $6.88 billion in the first nine months of 2012 as compared to $6.45 billion in the 2011 period. Mainline RPMs increased 2.7% as mainline capacity, as measured by ASMs, increased 2.7%, resulting in a load factor of 83.9% which was flat compared to the 2011 period. Mainline passenger yield increased 3.9% to 14.47 cents in the first nine months of 2012 from 13.92 cents in the 2011 period. Mainline PRASM increased 3.9% to 12.14 cents in the first nine months of 2012 from 11.68 cents in the 2011 period. These increases in mainline yield and PRASM were due principally to the strong revenue environment resulting from ongoing industry capacity discipline and consumer demand for air travel.

•

Express passenger revenues were $2.52 billion in the first nine months of 2012 as compared to $2.32 billion in the 2011 period. Express RPMs increased 1.1% as express capacity, as measured by ASMs, decreased 0.2%, resulting in a 1.0 point increase in load factor to 75.7%. Express passenger yield increased 7.8% to 31.10 cents in the first nine months of 2012 from 28.86 cents in the 2011 period. Express PRASM increased 9.2% to 23.54 cents in the first nine months of 2012 from 21.56 cents in the 2011 period. These increases in express yield and PRASM were the result of the same strong revenue environment discussed in mainline passenger revenues above. The availability of first class seating on certain US Airways Express regional jets during the 2012 period also contributed to the increase.

•

Cargo revenues were $114 million in the first nine months of 2012, a decrease of $12 million, or 10.0%, from the 2011 period. The decrease in cargo revenues was primarily due to decreases in international freight volumes driven by uncertainty surrounding the European economy.

Operating Expenses:

	2012	2011	Percent Increase (Decrease)
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$2,659	$2,587	2.8
Salaries and related costs	1,888	1,726	9.4
Aircraft rent	483	486	(0.7)
Aircraft maintenance	506	508	(0.3)
Other rent and landing fees	419	418	0.3
Selling expenses	359	343	4.4
Special items, net	25	22	14.2
Depreciation and amortization	182	178	2.7
Other	915	938	(2.5)

Total mainline operating expenses	7,436	7,206	3.2
Express expenses:
Fuel	830	803	3.4
Other	1,556	1,573	(1.1)

Total express expenses	2,386	2,376	0.4

Total operating expenses	$9,822	$9,582	2.5

Total operating expenses were $9.82 billion in the first nine months of 2012, an increase of $240 million, or 2.5%, compared to the 2011 period. The increase in operating expenses was primarily driven by a $162 million, or 9.4%, increase in salaries and related costs as well as a $99 million, or 2.9%, increase in mainline and express fuel costs. The increase in salaries and related costs was primarily due to profit sharing and other incentive compensation costs driven by our profitability and the 106% increase in the price of our common stock during the first nine months of 2012. Fuel costs increased as the average price per gallon of fuel increased 1.7% to $3.17 in the first nine months of 2012 from $3.11 in the 2011 period, on a 1.2% increase in consumption.

Mainline Operating Expenses per ASM:

Our mainline CASM increased 0.06 cents, or 0.5%, from 13.06 cents in the first nine months of 2011 to 13.12 cents in the first nine months of 2012. Excluding special items, fuel and profit sharing our mainline CASM decreased 0.02 cents, or 0.3%, from 8.31 cents in the first nine months of 2011 to 8.29 cents in the first nine months of 2012, while mainline capacity increased 2.7%.

The table below sets forth the major components of our total mainline CASM and our mainline CASM excluding special items, fuel and profit sharing for the nine months ended September 30, 2012 and 2011:

	2012	2011	Percent Increase (Decrease)
	(In cents)
Mainline CASM:
Aircraft fuel and related taxes	4.69	4.69	0.1
Salaries and related costs	3.33	3.13	6.5
Aircraft rent	0.85	0.88	(3.3)
Aircraft maintenance	0.89	0.92	(2.9)
Other rent and landing fees	0.74	0.76	(2.3)
Selling expenses	0.63	0.62	1.7
Special items, net	0.04	0.04	11.2
Depreciation and amortization	0.32	0.32	0.1
Other	1.61	1.70	(5.1)

Total mainline CASM	13.12	13.06	0.5
Special items, net	(0.04)	(0.04)
Aircraft fuel and related taxes	(4.69)	(4.69)
Profit sharing	(0.10)	(0.02)

Total mainline CASM excluding special items, fuel and profit sharing (1)	8.29	8.31	(0.3)

(1)	We believe that the presentation of mainline CASM excluding fuel is useful to investors as both the cost and availability of fuel are subject to many economic and political factors beyond our control, and excluding special items and profit sharing provides investors the ability to measure financial performance in a way that is more indicative of our ongoing performance and is more comparable to measures reported by other major airlines. Management uses mainline CASM excluding special items, fuel and profit sharing to evaluate our operating performance. Amounts may not recalculate due to rounding.

Significant changes in the components of mainline operating expense per ASM are as follows:

•	Aircraft fuel and related taxes per ASM increased 0.1% primarily due to a 1.7% increase in the average price per gallon of fuel to $3.16 in the first nine months of 2012 from $3.11 in the 2011 period.

•

Salaries and related costs per ASM increased 6.5% during the first nine months of 2012 primarily due to profit sharing and other incentive compensation expense driven by our profitability and a 106% increase in the price of our common stock from $5.07 to $10.46 during the first nine months of 2012.

•

Other expenses per ASM decreased 5.1% primarily due to lower passenger inconvenience fees driven by our outstanding operational performance, lower third party reservation fees resulting from the insourcing of our domestic call centers and a decrease in the incremental cost of travel awards associated with our frequent traveler program, principally as a result of lower fuel prices.

Express Operating Expenses:

Total express expenses increased $10 million, or 0.4%, in the first nine months of 2012 to $2.39 billion from $2.38 billion in the 2011 period. The period-over-period increase included a $27 million, or 3.4%, increase in fuel costs, offset in part by a $17 million, or 1.1%, decrease in other express expenses. The average price per gallon of fuel increased 1.8% to $3.18 in the first nine months of 2012 from $3.13 in the 2011 period, on a 1.5% increase in fuel consumption. The decrease in other express expenses was driven by lower maintenance costs primarily due to fewer engine overhauls performed in the 2012 period.

Nonoperating Income (Expense):

	2012	2011	Percent Increase (Decrease)
	(In millions)
Nonoperating income (expense):
Interest income	$1	$4	(70.8)
Interest expense, net	(256)	(241)	6.6
Other, net	125	(7)	nm

Total nonoperating expense, net	$(130)	$(244)	(46.6)

Other nonoperating income of $125 million in the first nine months of 2012 consisted primarily of a $142 million special gain related to the slot transaction with Delta. See Note 7 to the condensed consolidated financial statements included in Part I, Item 1A of this report for more information on the Delta transaction. This gain was offset in part by $8 million in net foreign currency losses as a result of the overall strengthening of the U.S. dollar in the first nine months of 2012 and $3 million in special charges for debt prepayment penalties and non-cash write offs of certain debt issuance costs related to the refinancing of two Airbus aircraft.

Other nonoperating expense of $7 million in the first nine months of 2011 consisted primarily of $13 million in net foreign currency losses as a result of the overall strengthening of the U.S. dollar during the 2011 period, offset by $7 million in net special credits. The net special credits included a $15 million credit in connection with an award received in an arbitration involving investments in auction rate securities, offset in part by $6 million for debt prepayment penalties and non-cash write offs of certain debt issuance costs related to the refinancing of five Airbus aircraft as well as $2 million for losses related to investments in auction rate securities.

US Airways’ Results of Operations

In the third quarter of 2012, US Airways realized operating income of $262 million and income before income taxes of $264 million. This compares to operating income of $177 million and income before income taxes of $121 million in the 2011 period.

In the first nine months of 2012, US Airways realized operating income of $713 million and income before income taxes of $657 million. This compares to operating income of $326 million and income before income taxes of $157 million in the 2011 period.

US Airways’ results for the third quarter and first nine months of 2012 were driven by year-over-year growth in revenues resulting from ongoing industry capacity discipline and consumer demand for air travel.

US Airways’ results have been impacted by the following pre-tax net special charges (credits) (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Mainline operating special items, net (a)	$14	$13	$25	$22
Nonoperating special items, net (b)	(67)	(15)	(137)	(7)

Total	$(53)	$(2)	$(112)	$15

(a)	The 2012 and 2011 third quarter and nine month periods consisted primarily of corporate transaction and auction rate securities arbitration costs.
(b)	The 2012 third quarter primarily consisted of a $69 million gain related to the slot transaction with Delta. See Note 7 to the condensed consolidated financial statements included in Part I, Item 1B of this report for more information on the Delta transaction.

The 2012 nine month period primarily consisted of a $142 million gain related to the slot transaction with Delta, offset in part by $3 million in debt prepayment penalties and non-cash write offs of certain debt issuance costs related to the refinancing of two Airbus aircraft.

The 2011 third quarter and nine month periods each consisted of a $15 million credit in connection with an award received in an arbitration involving investments in auction rate securities. The 2011 nine month period also included $6 million in debt prepayment penalties and non-cash write offs of certain debt issuance costs related to the refinancing of five Airbus aircraft as well as $2 million of losses related to investments in auction rate securities.

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

For each of the three and nine month periods ended September 30, 2012 and 2011, US Airways did not record federal income tax expense. In each of the three and nine month periods ended September 30, 2012, US Airways recorded $1 million of state income tax expense related to certain states where NOLs were limited.

When profitable, US Airways is ordinarily subject to AMT. However as the result of a special tax election made in 2009, US Airways was able to utilize AMT NOLs to fully offset its AMT taxable income in each of the three and nine month periods ended September 30, 2012 and 2011.

In the third quarter of 2011, US Airways completed the liquidation of its entire investment in auction rate securities. As a result of the sale of the final remaining investment in auction rate securities, US Airways recorded a special non-cash tax charge of $21 million which recognized in the statement of operations for the three and nine month periods ended September 30, 2011, the tax provision that was recorded in other comprehensive income, a subset of stockholder’s equity, in the fourth quarter of 2009.

The table below sets forth US Airways’ selected mainline and express operating data:

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
	2012	2011	(Decrease)		2012	2011	(Decrease)
Mainline
Revenue passenger miles (millions) (a)	16,860	16,471	2.4%		47,564	46,301	2.7%
Available seat miles (millions) (b)	19,560	19,033	2.8%		56,665	55,184	2.7%
Passenger load factor (percent) (c)	86.2	86.5	(0.3	) pts	83.9	83.9	— pt	s
Yield (cents) (d)	13.75	13.76	(0.1)%		14.47	13.92	3.9%
Passenger revenue per available seat mile (cents) (e)	11.85	11.91	(0.5)%		12.14	11.68	3.9%
Aircraft at end of period	338	339	(0.3)%		338	339	(0.3)%
Fuel consumption (gallons in millions)	291	289	0.8%		841	833	1.1%
Average aircraft fuel price including related taxes (dollars per gallon)	3.06	3.13	(2.0)%		3.16	3.11	1.7%

Express (f)
Revenue passenger miles (millions) (a)	2,850	2,737	4.1%		8,112	8,025	1.1%
Available seat miles (millions) (b)	3,644	3,559	2.4%		10,722	10,739	(0.2)%
Passenger load factor (percent) (c)	78.2	76.9	1.3	pts	75.7	74.7	1.0	pts
Yield (cents) (d)	29.59	29.07	1.8%		31.10	28.86	7.8%
Passenger revenue per available seat mile (cents) (e)	23.15	22.35	3.6%		23.54	21.56	9.2%
Aircraft at end of period	282	281	0.4%		282	281	0.4%
Fuel consumption (gallons in millions)	89	86	3.1%		261	257	1.5%
Average aircraft fuel price including related taxes (dollars per gallon)	3.07	3.18	(3.5)%		3.19	3.13	1.7%

Total Mainline and Express
Revenue passenger miles (millions) (a)	19,710	19,208	2.6%		55,676	54,326	2.5%
Available seat miles (millions) (b)	23,204	22,592	2.7%		67,387	65,923	2.2%
Passenger load factor (percent) (c)	84.9	85.0	(0.1	) pts	82.6	82.4	0.2	pts
Yield (cents) (d)	16.04	15.94	0.6%		16.89	16.13	4.7%
Passenger revenue per available seat mile (cents) (e)	13.63	13.56	0.5%		13.96	13.29	5.0%
Total revenue per available seat mile (cents) (g)	15.40	15.38	0.1%		15.84	15.19	4.3%
Aircraft at end of period	620	620	—%		620	620	—%
Fuel consumption (gallons in millions)	380	375	1.3%		1,102	1,090	1.2%
Average aircraft fuel price including related taxes (dollars per gallon)	3.07	3.14	(2.4)%		3.17	3.11	1.7%

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. One RPM represents one passenger flown one mile.
(b)	Available seat mile (“ASM”) — A basic measure of production. One ASM represents one seat flown one mile.
(c)	Passenger load factor — The percentage of available seats that are filled with revenue passengers.
(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by RPMs.
(e)	Passenger revenue per available seat mile (“PRASM”) — Passenger revenues divided by ASMs.
(f)	Express statistics include Piedmont and PSA, as well as operating and financial results from capacity purchase agreements with Air Wisconsin Airlines Corporation, Republic Airline Inc., Mesa Airlines, Inc., Chautauqua Airlines, Inc. and SkyWest Airlines, Inc.
(g)	Total revenue per available seat mile (“RASM”) — Total revenues divided by total mainline and express ASMs.

Three Months Ended September 30, 2012

Compared with the

Three Months Ended September 30, 2011

Operating Revenues:

	2012	2011	Percent Increase (Decrease)
	(In millions)
Operating revenues:
Mainline passenger	$2,319	$2,267	2.3
Express passenger	844	796	6.0
Cargo	35	40	(13.3)
Other	377	373	1.1

Total operating revenues	$3,575	$3,476	2.8

Total operating revenues in the third quarter of 2012 were $3.58 billion as compared to $3.48 billion in the 2011 period, an increase of $99 million, or 2.8%. Significant changes in the components of operating revenues are as follows:

•

Mainline passenger revenues were $2.32 billion in the third quarter of 2012 as compared to $2.27 billion in the 2011 period. Mainline RPMs increased 2.4% as mainline capacity, as measured by ASMs, increased 2.8%, resulting in a 0.3 point decrease in load factor to 86.2%. Mainline passenger yield was relatively flat versus the prior period at 13.75 cents in the third quarter of 2012. Mainline PRASM decreased 0.5% to 11.85 cents in the third quarter of 2012 from 11.91 cents in the 2011 period. Mainline yield and PRASM were impacted by moderating demand, particularly for business travel, and more difficult year-over-year comparisons. The temporary expiration in August 2011 of certain FAA ticket taxes on domestic and international air travel contributed in part to the difficult year-over-year comparisons.

•

Express passenger revenues were $844 million in the third quarter of 2012 as compared to $796 million in the 2011 period. Express RPMs increased 4.1% as express capacity, as measured by ASMs, increased 2.4%, resulting in a 1.3 point increase in load factor to 78.2%. Express passenger yield increased 1.8% to 29.59 cents in the third quarter of 2012 from 29.07 cents in the 2011 period. Express PRASM increased 3.6% to 23.15 cents in the third quarter of 2012 from 22.35 cents in the 2011 period. Although express yield and PRASM were impacted by the same moderating demand and difficult year-over-year comparisons discussed in mainline passenger revenues above, express yield and PRASM benefited from the availability of first class seating on certain US Airways Express regional jets during the 2012 period.

•

Cargo revenues were $35 million in the third quarter of 2012, a decrease of $5 million, or 13.3%, from the 2011 period. The decrease in cargo revenues was primarily due to decreases in international freight volumes driven by uncertainty surrounding the European economy.

Operating Expenses:

	2012	2011	Percent Increase (Decrease)
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$893	$905	(1.3)
Salaries and related costs	609	577	5.5
Aircraft rent	160	160	0.4
Aircraft maintenance	171	163	4.5
Other rent and landing fees	148	144	2.5
Selling expenses	122	123	(1.0)
Special items, net	14	13	9.2
Depreciation and amortization	62	61	2.2
Other	317	329	(3.4)

Total mainline operating expenses	2,496	2,475	0.9
Express expenses:
Fuel	272	273	(0.8)
Other	545	551	(1.1)

Total express expenses	817	824	(1.0)

Total operating expenses	$3,313	$3,299	0.4

Total operating expenses were relatively flat at $3.31 billion in the third quarter of 2012, an increase of $14 million, or 0.4%, compared to the 2011 period.

Mainline Operating Expenses:

Significant changes in the components of mainline operating expenses are as follows:

•	Aircraft fuel and related taxes decreased 1.3% primarily due to a 2.0% decrease in the average price per gallon of fuel to $3.06 in the third quarter of 2012 from $3.13 in the 2011 period.

•	Salaries and related costs increased 5.5% primarily due to profit sharing and other incentive compensation expense driven by US Airways’ profitability and strong operational performance.

•

Other expenses decreased 3.4% primarily due to lower passenger inconvenience fees driven by US Airways’ outstanding operational performance and a decrease in the incremental cost of travel awards associated with US Airways’ frequent traveler program, principally as a result of lower fuel prices.

Express Operating Expenses:

Total express expenses decreased $7 million, or 1.0%, in the third quarter of 2012 to $817 million from $824 million in the 2011 period. The period-over-period decrease included a $1 million, or 0.8%, decrease in fuel costs.

Nonoperating Income (Expense):

	2012	2011	Percent Increase (Decrease)
	(In millions)
Nonoperating income (expense):
Interest income	$—	$1	(62.7)
Interest expense, net	(65)	(58)	11.2
Other, net	67	1	nm

Total nonoperating income (expense), net	$2	$(56)	nm

Other nonoperating income of $67 million in the third quarter of 2012 consisted primarily of a $69 million special gain related to the slot transaction with Delta. See Note 7 to the condensed consolidated financial statements included in Part I, Item 1B of this report for more information on the Delta transaction.

Other nonoperating income of $1 million in the third quarter of 2011 consisted primarily of a $15 million special credit in connection with an award received in an arbitration involving investments in auction rate securities, offset in part by $14 million in net foreign currency losses as a result of the overall strengthening of the U.S. dollar during the third quarter of 2011.

Nine Months Ended September 30, 2012

Compared with the

Nine Months Ended September 30, 2011

Operating Revenues:

	2012	2011	Percent Increase (Decrease)
	(In millions)
Operating revenues:
Mainline passenger	$6,881	$6,447	6.7
Express passenger	2,523	2,316	9.0
Cargo	114	126	(10.0)
Other	1,155	1,124	2.7

Total operating revenues	$10,673	$10,013	6.6

Total operating revenues in the first nine months of 2012 were $10.67 billion as compared to $10.01 billion in the 2011 period, an increase of $660 million, or 6.6%. Significant changes in the components of operating revenues are as follows:

•

Mainline passenger revenues were $6.88 billion in the first nine months of 2012 as compared to $6.45 billion in the 2011 period. Mainline RPMs increased 2.7% as mainline capacity, as measured by ASMs, increased 2.7%, resulting in a load factor of 83.9% which was flat compared to the 2011 period. Mainline passenger yield increased 3.9% to 14.47 cents in the first nine months of 2012 from 13.92 cents in the 2011 period. Mainline PRASM increased 3.9% to 12.14 cents in the first nine months of 2012 from 11.68 cents in the 2011 period. These increases in mainline yield and PRASM were due principally to the strong revenue environment resulting from ongoing industry capacity discipline and consumer demand for air travel.

•

Express passenger revenues were $2.52 billion in the first nine months of 2012 as compared to $2.32 billion in the 2011 period. Express RPMs increased 1.1% as express capacity, as measured by ASMs, decreased 0.2%, resulting in a 1.0 point increase in load factor to 75.7%. Express passenger yield increased 7.8% to 31.10 cents in the first nine months of 2012 from 28.86 cents in the 2011 period. Express PRASM increased 9.2% to 23.54 cents in the first nine months of 2012 from 21.56 cents in the 2011 period. These increases in express yield and PRASM were the result of the same strong revenue environment discussed in mainline passenger revenues above. The availability of first class seating on certain US Airways Express regional jets during the 2012 period also contributed to the increase.

•

Cargo revenues were $114 million in the first nine months of 2012, a decrease of $12 million, or 10.0%, from the 2011 period. The decrease in cargo revenues was primarily due to decreases in international freight volumes driven by uncertainty surrounding the European economy.

Operating Expenses:

	2012	2011	Percent Increase (Decrease)
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$2,659	$2,587	2.8
Salaries and related costs	1,888	1,726	9.4
Aircraft rent	483	486	(0.7)
Aircraft maintenance	506	508	(0.3)
Other rent and landing fees	419	418	0.3
Selling expenses	359	343	4.4
Special items, net	25	22	14.2
Depreciation and amortization	190	185	2.6
Other	944	963	(2.0)

Total mainline operating expenses	7,473	7,238	3.2
Express expenses:
Fuel	830	804	3.3
Other	1,657	1,645	0.7

Total express expenses	2,487	2,449	1.6

Total operating expenses	$9,960	$9,687	2.8

Total operating expenses were $9.96 billion in the first nine months of 2012, an increase of $273 million, or 2.8%, compared to the 2011 period. The increase in operating expenses was primarily driven by a $162 million, or 9.4%, increase in salaries and related costs as well as a $98 million, or 2.9%, increase in mainline and express fuel costs. The increase in salaries and related costs was primarily due to profit sharing and other incentive compensation costs driven by US Airways’ profitability and the 106% increase in the price of US Airways Group’s common stock during the first nine months of 2012. Fuel costs increased as the average price per gallon of fuel increased 1.7% to $3.17 in the first nine months of 2012 from $3.11 in the 2011 period, on a 1.2% increase in consumption.

Mainline Operating Expenses:

Significant changes in the components of mainline operating expenses are as follows:

•	Aircraft fuel and related taxes increased 2.8% primarily due to a 1.7% increase in the average price per gallon of fuel to $3.16 in the first nine months of 2012 from $3.11 in the 2011 period.

•

Salaries and related costs increased 9.4% during the first nine months of 2012 primarily due to profit sharing and other incentive compensation expense driven by US Airways’ profitability and a 106% increase in the price of US Airways Group’s common stock from $5.07 to $10.46 during the first nine months of 2012.

•

Other expenses decreased 2.0% primarily due to lower passenger inconvenience fees driven by US Airways’ outstanding operational performance, lower third party reservation fees resulting from the insourcing of US Airways’ domestic call centers and a decrease in the incremental cost of travel awards associated with US Airways’ frequent traveler program, principally as a result of lower fuel prices.

Express Operating Expenses:

Total express expenses increased $38 million, or 1.6%, in the first nine months of 2012 to $2.49 billion from $2.45 billion in the 2011 period. The period-over-period increase included a $26 million, or 3.3%, increase in fuel costs. The average price per gallon of fuel increased 1.7% to $3.19 in the first nine months of 2012 from $3.13 in the 2011 period, on a 1.5% increase in fuel consumption.

Nonoperating Income (Expense):

	2012	2011	Percent Increase (Decrease)
	(In millions)
Nonoperating income (expense):
Interest income	$1	$4	(70.9)
Interest expense, net	(182)	(166)	10.4
Other, net	125	(7)	nm

Total nonoperating expense, net	$(56)	$(169)	(66.8)

Other nonoperating income of $125 million in the first nine months of 2012 consisted primarily of a $142 million special gain related to the slot transaction with Delta. See Note 7 to the condensed consolidated financial statements included in Part I, Item 1B of this report for more information on the Delta transaction. This gain was offset in part by $8 million in net foreign currency losses as a result of the overall strengthening of the U.S. dollar in the first nine months of 2012 and $3 million in special charges for debt prepayment penalties and non-cash write offs of certain debt issuance costs related to the refinancing of two Airbus aircraft.

Other nonoperating expense of $7 million in the first nine months of 2011 consisted primarily of $13 million in net foreign currency losses as a result of the overall strengthening of the U.S. dollar during the 2011 period, offset by $7 million in net special credits. The net special credits included a $15 million credit in connection with an award received in an arbitration involving investments in auction rate securities, offset in part by $6 million for debt prepayment penalties and non-cash write offs of certain debt issuance costs related to the refinancing of five Airbus aircraft as well as $2 million for losses related to investments in auction rate securities.

Liquidity and Capital Resources

As of September 30, 2012, our total cash, cash equivalents and restricted cash was $2.78 billion, of which $347 million was restricted.

Sources and Uses of Cash

US Airways Group

Operating Activities

Net cash provided by operating activities was $887 million and $465 million for the first nine months of 2012 and 2011, respectively, a period-over-period improvement of $422 million. This increase was due principally to our strong profits in the first nine months of 2012 resulting from the growth in revenues driven by ongoing industry capacity discipline and consumer demand for air travel.

Investing Activities

Net cash used in investing activities was $410 million and $283 million for the first nine months of 2012 and 2011, respectively.

Principal investing activities in the 2012 period included expenditures of $310 million for property and equipment and consisted primarily of the purchase of four aircraft and costs related to the installation of the Envoy Suite on wide-body Airbus A330-300 aircraft. Investing activities also included expenditures of $118 million for pre-delivery deposits for 29 Airbus aircraft on order. These expenditures were offset in part by an $18 million decrease in restricted cash. Restricted cash decreased primarily due to a change in the amount of holdback held by certain credit card processors for advance ticket sales for which US Airways had not yet provided air transportation.

Principal investing activities in the 2011 period included expenditures of $238 million for property and equipment and consisted primarily of the purchase of three Airbus aircraft and various additions related to information technology, rotable parts, ground service and other flight equipment. Investing activities also included expenditures of $78 million for pre-delivery deposits for 16 Airbus aircraft on order, purchases of marketable securities of $30 million and a $20 million increase in restricted cash due to a change in the amount of holdback held by certain credit card processors. These cash outflows were offset in part by cash proceeds of $82 million from sales of marketable securities, which included $52 million related to the liquidation of our remaining investments in auction rate securities.

Financing Activities

Net cash provided by financing activities was $11 million and $2 million for the first nine months of 2012 and 2011, respectively.

Principal financing activities in the 2012 period included proceeds of $395 million and consisted primarily of the issuance of debt of $353 million. This included $168 million related to the issuance of equipment notes associated with the May 2012 EETC transactions and $100 million related to the slot financing transaction completed in April 2012. These cash inflows were offset in part by debt repayments of $370 million, including the repayment of $60 million in existing debt associated with two Airbus aircraft refinanced by the May 2012 EETC issuance.

Principal financing activities in the 2011 period included proceeds from the issuance of debt of $531 million and consisted primarily of $478 million related to the issuance of equipment notes associated with the June 2011 EETC transactions. These cash inflows were offset in part by debt repayments of $516 million, including the repayment of $206 million in existing debt associated with five Airbus aircraft refinanced by the June 2011 EETC issuance.

US Airways

Operating Activities

Net cash provided by operating activities was $867 million and $439 million for the first nine months of 2012 and 2011, respectively, a period-over-period improvement of $428 million. This increase was due principally to US Airways’ strong profits in the first nine months of 2012 resulting from the growth in revenues driven by ongoing industry capacity discipline and consumer demand for air travel.

Investing Activities

Net cash used in investing activities was $403 million and $272 million for the first nine months of 2012 and 2011, respectively.

Principal investing activities in the 2012 period included expenditures of $303 million for property and equipment and consisted primarily of the purchase of four aircraft and costs related to the installation of the Envoy Suite on wide-body Airbus A330-300 aircraft. Investing activities also included expenditures of $118 million for pre-delivery deposits for 29 Airbus aircraft on order. These expenditures were offset in part by an $18 million decrease in restricted cash. Restricted cash decreased primarily due to a change in the amount of holdback held by certain credit card processors for advance ticket sales for which US Airways had not yet provided air transportation.

Principal investing activities in the 2011 period included expenditures of $227 million for property and equipment and consisted primarily of the purchase of three Airbus aircraft and various additions related to information technology, rotable parts, ground service and other flight equipment. Investing activities also included expenditures of $78 million for pre-delivery deposits for 16 Airbus aircraft on order, purchases of marketable securities of $30 million and a $20 million increase in restricted cash due to a change in the amount of holdback held by certain credit card processors. These cash outflows were offset in part by cash proceeds of $82 million from sales of marketable securities, which included $52 million related to the liquidation of US Airways’ remaining investments in auction rate securities.

Financing Activities

Net cash provided by financing activities was $27 million and $18 million for the first nine months of 2012 and 2011, respectively.

Principal financing activities in the 2012 period included proceeds of $395 million and consisted primarily of the issuance of debt of $353 million. This included $168 million related to the issuance of equipment notes associated with the May 2012 EETC transactions and $100 million related to the slot financing transaction completed in April 2012. These cash inflows were offset in part by debt repayments of $354 million, including the repayment of $60 million in existing debt associated with two Airbus aircraft refinanced by the May 2012 EETC issuance.

Principal financing activities in the 2011 period included proceeds from the issuance of debt of $531 million and consisted primarily of $478 million related to the issuance of equipment notes associated with the June 2011 EETC transactions. These cash inflows were offset in part by debt repayments of $500 million, including the repayment of $206 million in existing debt associated with five Airbus aircraft refinanced by the June 2011 EETC issuance.

Commitments

As of September 30, 2012, we had $4.73 billion of long-term debt and capital leases (including current maturities and before discount on debt). The information contained herein is not a comprehensive discussion and analysis of our commitments, but rather updates disclosures made in the 2011 Form 10-K.

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

The Citicorp credit facility bears interest at an index rate plus an applicable index margin or, at our option, LIBOR plus an applicable LIBOR margin for interest periods of one, two, three or six months. The applicable index margin, subject to adjustment, is 1.00%, 1.25% or 1.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or greater than $1 billion, respectively. The applicable LIBOR margin, subject to adjustment, is 2.00%, 2.25% or 2.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or greater than $1 billion, respectively. In addition, interest on the Citicorp credit facility may be adjusted based on the credit rating for the Citicorp credit facility as follows: (i) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least one subgrade better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be the lower of 2.25% and the rate otherwise applicable based upon the adjusted Citicorp credit facility balance and (B) the applicable index margin will be the lower of 1.25% and the rate otherwise applicable based upon the Citicorp credit facility principal balance, and (ii) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least two subgrades better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be 2.00% and (B) the applicable index margin will be 1.00%. As of September 30, 2012, the interest rate on the Citicorp credit facility was 2.72% based on a 2.50% LIBOR margin.

The Citicorp credit facility matures on March 23, 2014, and is repayable in seven annual installments with each of the first six installments to be paid on each anniversary of the closing date in an amount equal to 1% of the initial aggregate principal amount of the loan and the final installment to be paid on the maturity date in the amount of the full remaining balance of the loan.

In addition, the Citicorp credit facility requires certain mandatory prepayments upon the occurrence of specified events, establishes certain financial covenants, including minimum cash requirements and maintenance of certain minimum ratios, contains customary affirmative covenants and negative covenants and contains customary events of default. The Citicorp credit facility requires us to maintain consolidated unrestricted cash and cash equivalents of not less than $850 million, with not less than $750 million (subject to partial reductions upon certain reductions in the outstanding principal amount of the loan) of that amount held in accounts subject to control agreements, which would become restricted for use by us if certain adverse events occur per the terms of the agreement. In addition, the Citicorp credit facility provides that we may issue debt in the future with a second lien on the assets pledged as collateral under the Citicorp credit facility. The principal amount outstanding under the Citicorp credit facility was $1.12 billion as of September 30, 2012. As of September 30, 2012, we were in compliance with all debt covenants under the Citicorp credit facility.

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

As of September 30, 2012, $168 million of the escrowed proceeds from the 2012 EETCs have been used to purchase equipment notes issued by US Airways in three series: Series A equipment notes in an aggregate principal amount of $103 million bearing interest at 5.90% per annum, Series B equipment notes in an aggregate principal amount of $34 million bearing interest at 8% per annum and Series C equipment notes in an aggregate principal amount of $31 million bearing interest at 9.125% per annum. Interest on the equipment notes is payable semiannually in April and October of each year, beginning in October 2012. Principal payments on the equipment notes are scheduled to begin in April 2013. The final payments on the Series A equipment notes, Series B equipment notes and Series C equipment notes will be due in October 2024, October 2019 and October 2015, respectively. US Airways’ payment obligations under the equipment notes are fully and unconditionally guaranteed by US Airways Group. The net proceeds from the issuance of these equipment notes were used in part to repay the existing debt associated with the two Airbus aircraft and to finance two Airbus aircraft delivered in September 2012, with the balance used for general corporate purposes. The equipment notes are secured by liens on aircraft. The remaining $455 million of escrowed proceeds will be used to purchase equipment notes as the new aircraft are delivered.

In the third quarter of 2012, US Airways borrowed $85 million to finance new Airbus aircraft deliveries. These financings bear interest at a rate of LIBOR plus an applicable margin and contain default provisions and other covenants that are typical in the industry.

In the third quarter of 2012, US Airways entered into an agreement to acquire five Embraer 190 aircraft from Republic Airline, Inc. (“Republic”). In October 2012, US Airways took delivery of the first aircraft and the remaining four aircraft are scheduled to be delivered in the fourth quarter of 2012 through the first quarter of 2013. In connection with this agreement, US Airways will assume the outstanding debt on these aircraft and Republic will be released from its obligations associated with the principal due under the debt.

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

In June 2012, we entered into the Fourth Amendment to the Merchant Services Bankcard Agreement with First Data Services, LLC and Bank of America, N.A. (collectively, Bank of America Merchant Services or “BAMS”), which extends the term of the agreement between us and BAMS for an additional five years. In accordance with the terms of this agreement, we reduced our collateral requirement and received a release of $45 million from our reserve account in the third quarter of 2012. Collateral held in the reserve account is classified as restricted cash on our condensed consolidated balance sheets.

Aircraft and Engine Purchase Commitments

US Airways has definitive purchase agreements with Airbus for the acquisition of 134 aircraft, including 97 single-aisle A320 family aircraft and 37 widebody aircraft (comprised of 22 A350 XWB aircraft and 15 A330-200 aircraft). Since 2008, when deliveries commenced under the purchase agreements, US Airways has taken delivery of 52 aircraft through September 30, 2012, which includes four A320 aircraft, 41 A321 aircraft and seven A330-200 aircraft. US Airways plans to take delivery of six A321 aircraft in the fourth quarter of 2012, with the remaining 46 A320 family aircraft scheduled to be delivered between 2013 and 2015. In addition, US Airways plans to take delivery of the eight remaining A330-200 aircraft in 2013 and 2014. Deliveries of the 22 A350 XWB aircraft are scheduled to begin in 2017 and extend through 2019.

US Airways has agreements for the purchase of eight new IAE V2500-A5 spare engines scheduled for delivery through 2014 for use on the A320 family fleet, three new Trent 700 spare engines scheduled for delivery through 2013 for use on the A330-200 fleet and three new Trent XWB spare engines scheduled for delivery in 2017 through 2019 for use on the A350 XWB aircraft. US Airways has taken delivery of two of the Trent 700 spare engines and three of the V2500-A5 spare engines through September 30, 2012.

Under all of our aircraft and engine purchase agreements, our total future commitments as of September 30, 2012 are expected to be approximately $5.26 billion through 2019, which includes predelivery deposits and payments. We have financing commitments for all Airbus aircraft scheduled for delivery in 2012. See Part II, Item 1A, Risk Factors – “Increased costs of financing, a reduction in the availability of financing and fluctuations in interest rates could adversely affect our liquidity, operating expenses and results” and “Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions.”

Covenants and Credit Rating

In addition to the minimum cash balance requirements, our long-term debt agreements contain various negative covenants that restrict or limit our actions, including our ability to pay dividends or make other restricted payments. Our long-term debt agreements also generally contain cross-default provisions, which may be triggered by defaults by us under other agreements relating to indebtedness. See Part II, Item 1A, Risk Factors – “Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions” and “Any failure to comply with the liquidity covenants contained in our financing arrangements would likely have a material adverse effect on our business, financial condition and results of operations.” As of September 30, 2012, we and our subsidiaries were in compliance with the covenants in our long-term debt agreements.

The following table details our credit ratings as of September 30, 2012:

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

Labor Agreements

In August 2012, we reached a tentative agreement with the Association of Flight Attendants-CWA for a single labor agreement applicable to both premerger US Airways and America West flight attendants. In September 2012, the flight attendants voted to not ratify the proposed five-year collective bargaining agreement. The flight attendants will continue to work under the terms of their respective US Airways or America West collective bargaining agreements, as modified by transition agreements reached in connection with the merger, until a new agreement has been reached with the union and ratified by the flight attendants.

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

Contractual Obligations

The following table provides details of our future cash contractual obligations as of September 30, 2012 (in millions):

	Payments Due by Period
	2012	2013	2014	2015	2016	Thereafter	Total
US Airways Group (1)
Debt (2)	$—	$16	$1,376	$100	$—	$35	$1,527
Interest obligations (3)	14	55	31	5	3	20	128
US Airways (4)
Debt and capital lease obligations (5) (6)	125	379	507	306	303	1,584	3,204
Interest obligations (3) (6)	45	165	136	111	129	298	884
Aircraft purchase and operating lease commitments (7)	525	2,146	1,778	1,105	705	4,415	10,674
Regional capacity purchase agreements (8)	261	1,003	999	857	527	746	4,393
Other US Airways Group subsidiaries (9)	3	8	6	1	—	—	18

Total	$973	$3,772	$4,833	$2,485	$1,667	$7,098	$20,828

(1)	These commitments represent those entered into by US Airways Group.
(2)	Excludes $98 million of unamortized debt discount as of September 30, 2012.
(3)	For variable-rate debt, future interest obligations are shown above using interest rates in effect as of September 30, 2012.
(4)	These commitments represent those entered into by US Airways.
(5)	Excludes $64 million of unamortized debt discount as of September 30, 2012.
(6)	Includes $1.37 billion of future principal payments and $509 million of future interest payments as of September 30, 2012, respectively, related to pass through trust certificates, or EETCs, associated with mortgage financings for the purchase of certain aircraft.
(7)	Includes $2.36 billion of future minimum lease payments related to EETC leveraged leased financings of certain aircraft as of September 30, 2012.
(8)	Represents minimum payments under capacity purchase agreements with third-party express carriers. These commitments are estimates of costs based on assumed minimum levels of flying under the capacity purchase agreements and our actual payments could differ materially.
(9)	Represents operating lease commitments entered into by US Airways Group’s other airline subsidiaries, Piedmont and PSA.

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

Critical Accounting Policies and Estimates

In the third quarter of 2012, there were no changes to our critical accounting policies and estimates from those disclosed in the consolidated financial statements and accompanying notes contained in our 2011 Form 10-K.

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

Interest rate risk

Our exposure to interest rate risk relates primarily to our variable-rate debt obligations. At September 30, 2012, our variable-rate long-term debt obligations of approximately $2.75 billion represented approximately 58% of our total long-term debt. If interest rates increased 10% in 2012, the impact on our results of operations would be approximately $10 million of additional interest expense.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

An evaluation was performed under the supervision and with the participation of US Airways Group’s and US Airways’ management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2012. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Changes in internal control over financial reporting.

There has been no change to US Airways Group’s or US Airways’ internal control over financial reporting that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, US Airways Group’s or US Airways’ internal control over financial reporting.

Limitation on the effectiveness of controls.

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO believe that our disclosure controls and procedures were effective at the “reasonable assurance” level as of September 30, 2012.

Part II. Other Information

Item 1. Legal Proceedings

We are party to an arbitration proceeding relating to a grievance brought by our pilots union to the effect that, retroactive to January 1, 2010, this work group was entitled to a significant increase in wages by operation of the applicable collective bargaining agreement. The arbitrator has issued two decisions in our favor, and the union has requested a meeting with the arbitrator to address those decisions. We believe that the union’s position is without merit and that the possibility of an adverse outcome is remote.

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

Our operating results are materially impacted by changes in the availability, price volatility and cost of aircraft fuel, which represents one of the largest single cost items in our business. Fuel prices have fluctuated substantially over the past several years with jet fuel spot prices ranging from a low of approximately $1.87 per gallon to a high of approximately $3.38 per gallon during the period from January 1, 2010 to September 30, 2012.

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

We are currently in negotiations with the unions representing our pilots, our flight attendants, our fleet service employees, our passenger service employees, our mechanic, stock clerk and related employees, our maintenance training instructors, our flight crew training instructors and our flight simulator engineers, all of which are being overseen by the NMB. One of our express subsidiaries, PSA, is in negotiations with the union representing its pilots, and our other express subsidiary, Piedmont, is in negotiations with the unions representing its pilots and its flight attendants. All of the negotiations are being overseen by the NMB. As a result, these unions presently may not lawfully engage in concerted refusals to work, such as strikes, slow-downs, sick-outs or other similar activity, against us. Nonetheless, there is a risk that disgruntled employees, either with or without union involvement, could engage in one or more concerted refusals to work that could individually or collectively harm the operation of our airline and impair our financial performance. For example, on September 28, 2011, the U.S. District Court in Charlotte granted a preliminary injunction, which was subsequently converted to a permanent injunction, enjoining the labor union representing our pilots from engaging in an illegal work slowdown.

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

A significant portion of our regional operations are conducted by third-party operators on our behalf, primarily under capacity purchase agreements. Due to our reliance on third parties to provide these essential services, we are subject to the risks of disruptions to their operations, which may result from many of the same risk factors disclosed in this report, such as the impact of adverse economic conditions, and other risk factors, such as a bankruptcy restructuring of any of the regional operators. We may also experience disruption to our regional operations if we terminate the capacity purchase agreement with one or more of our current operators and transition the services to another provider. As our regional segment provides revenues to us directly and indirectly (by providing flow traffic to our hubs), any significant disruption to our regional operations would have a material adverse effect on our business, results of operations and financial performance.

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

We anticipate a third set of consumer rules to be issued by the DOT in early 2013. We continue to see other efforts by the DOT to further regulate airlines through increased data reporting requirements, expansion of the Air Carrier Access Act, and greater oversight of the ways that airlines describe and sell air transportation and other products and services. Each additional regulation or other form of regulatory oversight increases costs and adds greater complexity to our operation. We cannot assure you that compliance with these new rules, anticipated rules or other forms of regulatory oversight will not have a material adverse effect on our business.

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

Finally, the ability of U.S. carriers to operate international routes is subject to change because the applicable arrangements between the U.S. and foreign governments may be amended from time to time, or because appropriate slots or facilities may not be available. We cannot assure you that laws or regulations enacted in the future will not adversely affect our operating costs. In addition, increased environmental regulation, particularly in the EU, may increase costs or restrict our operations. The EU’s Emissions Trading Scheme is scheduled to take full effect in 2012 and unless a change occurs, US Airways will have to make a payment in April 2013. This scheme has the ability to appreciably raise costs associated with flights to EU countries as airlines will have to purchase emissions credits on the open market to cover some percentage of a carrier’s European operations. US Airways has met all the regulatory milestones associated with the program to date. While we are complying with the regulations under protest, we have also been supportive of the efforts of the U.S. government and other countries to delay the implementation and financial effects of the new regulations.

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

The terrorist attacks of September 11, 2001 led to a significant increase in insurance premiums and a decrease in the insurance coverage available to commercial air carriers. Accordingly, our insurance costs increased significantly and our ability to continue to obtain insurance even at current prices remains uncertain. In addition, we have obtained third-party war risk (terrorism) insurance through a special program administered by the FAA, resulting in lower premiums than if we had obtained this insurance in the commercial insurance market. The program has been extended, with the same conditions and premiums, until December 31, 2012. If the federal insurance program terminates, we would likely face a material increase in the cost of war risk insurance. The failure of one or more of our insurers could result in a lack of coverage for a period of time. Additionally, severe disruptions in the domestic and global financial markets could adversely impact the claims paying ability of some insurers. Future downgrades in the ratings of enough insurers could adversely impact both the availability of appropriate insurance coverage and its cost. Because of competitive pressures in our industry, our ability to pass additional insurance costs to passengers is limited. As a result, further increases in insurance costs or reductions in available insurance coverage could have an adverse impact on our financial results.

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

US Airways Group, Inc. (Registrant)

Date: October 23, 2012	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

US Airways, Inc. (Registrant)

Date: October 23, 2012	By:	/s/ Derek J. Kerr
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