Form 10-K
period 2012-12-31
US AIRWAYS GROUP INC; US AIRWAYS INC
filed 2013-02-20
CIK 701345, 714560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

(Commission File No. 1-8444)

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

(Commission File No. 1-8442)

US Airways, Inc.

(Exact name of registrant as specified in its charter)

Delaware	53-0218143
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

111 West Rio Salado Parkway, Tempe, Arizona 85281

(Address of principal executive offices, including zip code)

(480) 693-0800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.

US Airways Group, Inc.	Yes ☒	No ☐
US Airways, Inc.	Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

US Airways Group, Inc.	Yes ☐	No ☒
US Airways, Inc.	Yes ☐	No ☒

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

The aggregate market value of common stock held by non-affiliates of US Airways Group, Inc. as of June 30, 2012 was approximately $2.15 billion.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

US Airways Group, Inc.	Yes ☒	No ☐
US Airways, Inc.	Yes ☒	No ☐

As of February 15, 2013, there were 162,897,835 shares of US Airways Group, Inc. common stock outstanding.

As of February 15, 2013, US Airways, Inc. had 1,000 shares of common stock outstanding, all of which were held by US Airways Group, Inc.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement related to US Airways Group, Inc.’s 2013 Annual Meeting of Stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of US Airways Group, Inc.’s fiscal year ended December 31, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K.

US Airways Group, Inc.

US Airways, Inc.

Form 10-K

Year Ended December 31, 2012

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

Additional Information and Where to Find It

This Form 10-K does not constitute an offer to sell or the solicitation of an offer to buy any securities or a solicitation of any vote or approval. The proposed merger transaction between AMR and US Airways Group will be submitted to the stockholders of US Airways Group for their consideration. AMR expects to file with the SEC a registration statement on Form S-4 that will include a prospectus of AMR and a proxy statement of US Airways Group, and US Airways Group expects to file with the SEC a definitive proxy statement on Schedule 14A. AMR and US Airways Group also plan to file other documents with the SEC regarding the proposed transaction. INVESTORS AND SECURITY HOLDERS OF US AIRWAYS GROUP ARE URGED TO READ THE PROXY STATEMENT, PROSPECTUS AND OTHER RELEVANT DOCUMENTS THAT WILL BE FILED WITH THE SEC CAREFULLY AND IN THEIR ENTIRETY WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED TRANSACTION. Investors and security holders will be able to obtain free copies of the proxy statement, prospectus and other documents containing important information about AMR and US Airways Group, once such documents are filed with the SEC, through the website maintained by the SEC at http://www.sec.gov. Copies of the documents filed with the SEC by US Airways Group, when and if available, can be obtained free of charge on US Airways Group’s website at www.usairways.com or by directing a written request to US Airways Group, Inc., 111 West Rio Salado Parkway, Tempe, Arizona 85281, Attention: Vice President, Legal Affairs. Copies of the documents filed with the SEC by AMR, when and if available, can be obtained free of charge on AMR’s website at www.aa.com or by directing a written request to AMR Corporation, P.O. Box 619616, MD 5675, Dallas/Fort Worth International Airport, Texas 75261-9616, Attention: Investor Relations or by emailing investor.relations@aa.com.

US Airways Group, AMR and certain of their respective directors, executive officers and certain members of management may be deemed to be participants in the solicitation of proxies from the stockholders of US Airways Group in connection with the proposed transaction. Information about the directors and executive officers of US Airways Group is set forth in its proxy statement for its 2012 annual meeting of stockholders, which was filed with the SEC on April 27, 2012. Information about the directors and executive officers of AMR is set forth in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the SEC on February 15, 2012. These documents can be obtained free of charge from the sources indicated above. Other information regarding the participants in the proxy solicitation and a description of their direct and indirect interests, by security holdings or otherwise, will be contained in the prospectus and proxy statement and other relevant materials when and if filed with the SEC in connection with the proposed transaction.

Information regarding US Airways Group and US Airways contained in this Form 10-K is provided for the fiscal year ended December 31, 2012. Except as otherwise expressly noted herein, the information contained herein assumes that the Merger has not been consummated and does not describe or discuss the potential impact of the proposed Merger on US Airways Group, US Airways, their respective consolidated subsidiaries or their business, operations, financial performance, or future prospects. Any such information will be contained only in the proxy and/or registration statement that may be filed with the SEC and, if so, may be obtained as described above. Readers are cautioned to read such documents carefully if and when they are filed.

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

Recent Developments

Merger Agreement with AMR Corporation

On February 13, 2013, AMR Corporation, a Delaware corporation (“AMR”), US Airways Group, and AMR Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of AMR (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), providing for a business combination of AMR and US Airways Group. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into US Airways Group (the “Merger”), with US Airways Group as the surviving corporation and as a wholly owned subsidiary of AMR. The Merger Agreement and the transactions contemplated thereby, including the Merger, are subject to the approval of the Bankruptcy Court (as defined below), and are to be effected pursuant to a plan of reorganization (the “Plan”) of AMR and certain of its direct and indirect domestic subsidiaries (the “Debtors”) in connection with their currently pending cases under Chapter 11 of Title 11 of the United States Code, 11 U.S.C. Sections 101 et seq. (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Plan is subject to confirmation and consummation in accordance with the requirements of the Bankruptcy Code.

Subject to the terms and conditions of the Merger Agreement, which has been approved by the boards of directors of the respective parties, if the Merger is completed, US Airways Group stockholders will receive one share of common stock of AMR (“New American Common Stock”) for each share of US Airways Group common stock. The aggregate number of shares of New American Common Stock issuable to holders of US Airways Group equity instruments (including stockholders, holders of convertible notes, optionees and holders of restricted stock units) will represent 28% of the diluted capitalization of AMR after giving effect to the Plan. The remaining 72% equity ownership of AMR will be distributable, pursuant to the Plan, to the Debtors’ stakeholders, labor unions and certain employees.

All of the equity interests in the reorganized AMR will be issued solely pursuant to the Merger Agreement or the Plan. All existing AMR common stock and other equity interests in AMR will be cancelled pursuant to the Plan, although such AMR equity holders are expected to receive a recovery in the form of New American Common Stock.

The Merger is intended to qualify, for federal income tax purposes, as a reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.

The Merger Agreement provides that, upon consummation of the Merger, the board of directors of the combined company will initially consist of 12 members, composed of (i) Thomas W. Horton, AMR’s current chairman, chief executive officer and president, who will serve as chairman of the combined company until the earlier of (A) one year after the closing of the Merger and (B) the day immediately prior to the first annual meeting of stockholders of the combined company (provided that such meeting will not occur prior to May 1, 2014), (ii) W. Douglas Parker, US Airways Group’s current chief executive officer, who will serve as chief executive officer of the combined company and will serve as chairman of the combined company following the end of Mr. Horton’s term, (iii) two independent directors designated by AMR, (iv) three independent directors designated by US Airways Group, and (v) five independent directors designated by a search committee consisting of representatives of the Official Committee of Unsecured Creditors of the Debtors and certain representatives of creditors signatory to support agreements with AMR, one of whom will serve as lead independent director. Subject to applicable law, prior to the Merger, Messrs. Horton and Parker will engage in a planning process for integration purposes. The combined company will have its corporate headquarters at AMR’s current corporate headquarters in Ft. Worth, Texas. Immediately after the effective time of the Merger, AMR will change its name to “American Airlines Group Inc.”

AMR and US Airways Group have each made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants (i) to conduct their businesses in the ordinary and usual course between the execution of the Merger Agreement and the consummation of the Merger and (ii) not to solicit alternative business combination transactions. In addition, the Merger Agreement contains “no shop” provisions that restrict each party’s ability to initiate, solicit or knowingly encourage or facilitate competing third-party proposals for any transaction involving a merger of such party or the acquisition of a significant portion of its stock or assets, although each party may consider competing, unsolicited proposals and enter into discussions or negotiations regarding such proposals, if its board of directors determines that any such acquisition proposal constitutes, or is reasonably likely to lead to, a superior proposal and that the failure to take such action is reasonably likely to be inconsistent with its fiduciary duties under applicable law.

US Airways Group has agreed to certain additional customary covenants in the Merger Agreement, including, among others, subject to certain exceptions, (i) to cause a stockholder meeting to be held to consider adoption of the Merger Agreement and (ii) for its board of directors to recommend adoption of the Merger Agreement by US Airways Group’s stockholders. AMR has also agreed to certain additional customary covenants in the Merger Agreement, including, among others, subject to certain exceptions, (i) to pursue confirmation of the Plan and (ii) for its board of directors to recommend adoption of the Merger Agreement by the Debtors’ stakeholders.

Consummation of the Merger is subject to customary conditions, including, among others, (i) approval of the stockholders of US Airways Group, (ii) expiration or termination of the applicable Hart-Scott-Rodino Act waiting period and the receipt of certain other regulatory approvals, (iii) absence of any order or injunction prohibiting the consummation of the Merger, (iv) Bankruptcy Court confirmation of the Plan, which shall contain certain specified provisions agreed to pursuant to the Merger Agreement, (v) subject to certain exceptions, the accuracy of representations and warranties with respect to the business of AMR or US Airways Group, as applicable, (vi) each of AMR and US Airways Group having performed their respective obligations pursuant to the Merger Agreement, and (vii) receipt by each of AMR and US Airways Group of a customary tax opinion.

The Merger Agreement contains certain termination rights for AMR and US Airways Group, and further provides that, upon termination of the Merger Agreement under specified circumstances, (i) AMR may be required to pay US Airways Group a termination fee of $135 million in the event it terminates the agreement to enter into a superior proposal and $195 million if US Airways Group terminates the Merger Agreement in the event of a knowing and deliberate breach of the Merger Agreement by AMR and (ii) US Airways Group may be required to pay AMR a termination fee of $55 million in the event it terminates the agreement to enter into a superior proposal and $195 million if AMR terminates the Merger Agreement in the event of a knowing and deliberate breach of the Merger Agreement by US Airways Group.

The foregoing description of the Merger Agreement is not a complete description of all of the parties’ rights and obligations under the Merger Agreement and is qualified in its entirety by reference to the Merger Agreement, which is filed as Exhibit 2.1 hereto and is incorporated herein by reference. The representations, warranties and covenants contained in the Merger Agreement were made only for purposes of that agreement and as of specific dates; were solely for the benefit of the parties to the Merger Agreement; may be subject to limitations agreed upon by the parties, including being qualified by confidential disclosures made by each contracting party to the other for the purposes of allocating contractual risk between them that differ from those applicable to investors. Investors should not rely on the representations, warranties and covenants or any description thereof as characterizations of the actual state of facts or condition of AMR, US Airways Group or any of their respective subsidiaries, affiliates or businesses. Moreover, information concerning the subject matter of the representations, warranties and covenants may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in public disclosures by AMR or US Airways Group. Accordingly, investors should read the representations and warranties in the Merger Agreement not in isolation but only in conjunction with the other information about AMR or US Airways Group and their respective subsidiaries that the respective companies include in reports, statements and other filings they make with the SEC.

Tax Benefit Preservation Plan

In conjunction with execution of the Merger Agreement, US Airways Group also adopted a tax benefit preservation plan designed to help preserve the value of the net operating losses and other deferred tax benefits of US Airways Group and the combined enterprise resulting from the Merger with AMR. As part of the plan, the US Airways Group’s board of directors declared a dividend of one common stock purchase right, which are referred to as “rights,” for each outstanding share of US Airways Group common stock. The rights will be exercisable if a person or group, without the approval of the US Airways Group board or other permitted exception, acquires beneficial ownership of 4.9% or more of US Airways Group’s outstanding common stock. The rights also will be exercisable if a person or group that already beneficially owns 4.9% or more of the common stock of US Airways Group, without board approval or other permitted exception, acquires additional shares (other than as a result of a dividend or a stock split).

US Airways Group stockholders with ownership positions near or above the 4.9% threshold specified in the tax benefit preservation plan are urged to review its terms carefully. The foregoing description of the tax benefit preservation plan is not a complete description of all of the parties’ rights and obligations under the plan and is qualified in its entirety by reference to the Tax Benefit Preservation Plan which is filed as Exhibit 4.10 hereto and is incorporated herein by reference.

The U.S. Airline Industry

Even against a backdrop of uncertain economic conditions and high fuel prices, most of the U.S. industry experienced a profitable 2012 as consumer demand remained strong.

In its most recent data available, Airlines for America, the trade association for U.S. airlines, reported that annual U.S. industry passenger revenues and yields increased 3.8% and 3.2%, respectively, as compared to 2011. Year-over-year growth rates were lower than experienced in 2011 due primarily to more difficult year-over-year comparisons. With respect to international versus domestic revenue performance, Airlines for America reported domestic markets outperformed international markets, which experienced weaker demand due to the economic uncertainty in Europe during 2012.

Throughout 2012, jet fuel prices followed the price of Brent crude oil more closely than the price of West Texas Intermediate crude oil. On average, fuel costs were up slightly in 2012 as compared to 2011. The Brent crude oil average daily spot price was $112 per barrel during 2012 as compared to $111 in 2011. However, on a daily basis, prices continued to be volatile. Throughout 2012, daily spot prices fluctuated between a high of $128 per barrel in March to a low of $89 per barrel in June and closed the year at $111 per barrel on December 31, 2012.

While the U.S. airline industry is currently benefiting from a favorable revenue environment and moderating fuel price increases as described above, uncertainty exists regarding the economic conditions driving these factors. See Part I, Item 1A, Risk Factors – “Downturns in economic conditions adversely affect our business” and “Our business is dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices and significant disruptions in the supply of aircraft fuel could have a significant negative impact on our operating results and liquidity.”

Airline Operations

We operate the fifth largest airline in the United States as measured by domestic revenue passenger miles (“RPMs”) and available seat miles (“ASMs”). We have hubs in Charlotte, Philadelphia and Phoenix and a focus city in Washington, D.C. at Ronald Reagan Washington National Airport (“Washington National”). We offer scheduled passenger service on more than 3,000 flights daily to 198 communities in the United States, Canada, Mexico, Europe, the Middle East, the Caribbean, and Central and South America. We also have an established East Coast route network, including the US Airways Shuttle service. We had approximately 54 million passengers boarding our mainline flights in 2012. During 2012, our mainline operation provided regularly scheduled service or seasonal service at 130 airports while the US Airways Express network served 157 airports in the United States, Canada, Mexico and the Caribbean, including 78 airports also served by our mainline operation. US Airways Express air carriers had approximately 28 million passengers boarding their planes in 2012. As of December 31, 2012, we operated 340 mainline jets and were supported by our regional airline subsidiaries and affiliates operating as US Airways Express under capacity purchase agreements, which operated 238 regional jets and 44 turboprops. Our prorate carriers operated four regional jets at December 31, 2012.

In December 2011, we closed our slot transaction with Delta Air Lines, Inc. (“Delta”). With all of the schedule changes resulting from our agreement with Delta, over 99 percent of our capacity now touches our hubs in Phoenix, Philadelphia and Charlotte, our focus city at Washington National or our hourly shuttle service between Boston, New York LaGuardia and Washington National.

Refer to the “Customer Service” section in Part I for discussion of US Airways’ operating performance as reported to the U.S. Department of Transportation (“DOT”).

For information regarding US Airways Group’s and US Airways’ operating segments and operating revenue in principal geographic areas, see Note 10 to their respective consolidated financial statements included in Part II, Items 8A and 8B of this report.

Express Operations

Certain air carriers have code share arrangements with us to operate under the trade name “US Airways Express.” Typically, under a code share arrangement, one air carrier places its designator code and sells tickets on the flights of another air carrier, which is referred to generically as its code share partner. US Airways Express carriers are an integral component of our operating network. We rely heavily on feeder traffic from our US Airways Express partners, which carry passengers to our hubs from low-density markets that are uneconomical for us to serve with large jets. In addition, US Airways Express operators offer complementary service in our existing mainline markets by operating flights during off-peak periods between mainline flights. During 2012, the US Airways Express network served 157 airports in the continental United States, Canada, Mexico and the Caribbean, including 78 airports also served by our mainline operation. During 2012, approximately 28 million passengers boarded US Airways Express air carriers’ planes, approximately 44% of whom connected to or from our mainline flights. Of these 28 million passengers, approximately 8 million were enplaned by our wholly owned regional airlines Piedmont and PSA, approximately 20 million were enplaned by third-party carriers operating under capacity purchase agreements and less than 1 million were enplaned by carriers operating under prorate agreements, as described below.

The US Airways Express code share arrangements are in the form of either capacity purchase or prorate agreements. The capacity purchase agreements provide that all revenues, including passenger, mail and freight revenues, go to us. In return, we agree to pay predetermined fees to these airlines for operating an agreed-upon number of aircraft, without regard to the number of passengers on board. In addition, these agreements provide that certain variable costs, such as airport landing fees and passenger liability insurance, will be reimbursed 100% by us. We control marketing, scheduling, ticketing, pricing and seat inventories. Under the prorate agreements, the prorate carriers receive a prorated share of ticket revenue and pay certain service fees to us. The prorate carrier is responsible for pricing the local, point to point markets to the extent that we do not have competing existing service in that market. We are responsible for pricing all other prorate carrier tickets. The prorate carrier is also responsible for all costs incurred operating the aircraft. Our prorate carrier, Trans States Airlines, Inc., operated three regional jets and SkyWest Airlines, Inc. operated one regional jet under a prorate agreement at December 31, 2012. All US Airways Express carriers have logos, service marks, aircraft paint schemes and uniforms similar to our mainline operation.

The following table sets forth our US Airways Express capacity purchase agreements and the number and type of aircraft operated under those agreements at December 31, 2012.

Carrier	Number and Type of Aircraft
PSA (1)	49 regional jets
Piedmont (1)	44 turboprops
Air Wisconsin Airlines Corporation	70 regional jets
Republic Airline, Inc. (“Republic”)	58 regional jets
Mesa Airlines, Inc. (2)	38 regional jets
SkyWest Airlines, Inc.	14 regional jets
Chautauqua Airlines, Inc. (2)	9 regional jets

(1)	PSA and Piedmont are wholly owned subsidiaries of US Airways Group.
(2)	In February 2013, we executed an amendment to our capacity purchase agreement with Chautauqua which removes the nine Embraer 145 regional jets they currently operate from our express fleet by July 2013. In addition, we executed an amendment to our capacity purchase agreement with Mesa Airlines to add nine CRJ 900 aircraft.

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

US Airways is a member of the Star Alliance, the world’s largest airline alliance, which now has 27 member airlines serving 1,329 airports in 194 countries. Membership in the Star Alliance further enhances the value of our domestic and international route network by allowing customers wide access to the global marketplace. Expanded benefits for customers include network expansion, frequent flyer program benefits, airport lounge access, convenient single-ticket pricing with electronic tickets, one-stop check-in and coordinated baggage handling. We also have bilateral marketing/code sharing agreements with Star Alliance members Aegean, Air China, Air New Zealand, ANA, Asiana, AviancaTaca, Brussels Airlines, Croatia Airlines, Lufthansa, Singapore Airlines, South African Airways, Swiss International, TAM, TAP Portugal, Turkish Airlines and United. Other international code sharing partners include EVA Airways, Qatar Airways, Royal Jordanian Airlines and Virgin Atlantic Airways. Each of these code share agreements funnel international traffic onto our domestic flights or support specific European and Caribbean markets in which we operate. Domestically, we code share with Hawaiian Airlines on intra-Hawaii flights.

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

Most major U.S. airports impose a passenger facility charge (“PFC”). The ability of airlines to contest increases in this charge is restricted by federal legislation, DOT regulations and judicial decisions. With certain exceptions, air carriers pass these charges on to passengers. However, our ability to pass through PFCs to our customers is subject to various factors, including market conditions and competitive factors. The current cap on the PFC is $4.50 per passenger, but the industry faces regular efforts in Congress to raise the cap to a higher level.

DOT consumer rules that took effect on April 29, 2010 require procedures for customer handling during long onboard delays, as well as additional reporting requirements for airlines that have increased the cost of airline operations and reduced revenues. The DOT has been aggressively investigating alleged violations of these rules. In addition, the DOT finalized a second set of rules that further regulate airline interactions with passengers through the reservations process, at the airport and on board the aircraft. US Airways is in compliance with these rules, which took effect in August 2011, and others which took effect in January 2012. These rules require airlines to display all fares in an “all in” basis, with the price of the air travel and all taxes and government imposed fees rolled into the displayed fare. Enhanced disclosure of ancillary fees such as baggage fees is also required. Other rules apply to post-ticket purchase price increases and an expansion of tarmac delay regulations to international carriers.

We anticipate a third set of consumer rules to be issued by the DOT in mid-2013. We continue to see other efforts by the DOT to further regulate airlines through increased data reporting requirements, expansion of the Air Carrier Access Act, and greater oversight of the ways that airlines describe and sell air transportation and other products and services. Each additional regulation or other form of regulatory oversight increases costs and adds greater complexity to our operation. We cannot assure you that compliance with these new rules, anticipated rules or other forms of regulatory oversight will not have a material adverse effect on our business.

On February 6, 2012, Congress passed the FAA Reauthorization legislation, formally titled as “FAA Modernization and Reform Act of 2012” (H.R.658). From the perspective of the airline industry, highlights include:

•	No increase in airline ticket or fuel taxes;

•	No increase in PFCs;

•	No taxation of ancillary fees and revenue;

•

Authorized eight additional daily flights beyond the 1,250 mile perimeter restricting flights to and from Washington National. Four flights were allocated to new entrant and limited incumbents, and four were set aside for incumbent carriers as of the date of enactment (that is, one for each of American, Delta, United and US Airways);

•

Dedicated title of the legislation is intended to help accelerate implementation of the NextGeneration air traffic control system. Among the provisions included were mandated performance metrics, as well as a requirement that modernization projects at 35 major airports are to receive streamlined environmental review; and

•	Sunset line checks for pilots over 60.

In addition, the Transportation Security Administration (the “TSA”) mandates the federalization of certain airport security procedures and imposes additional security requirements on airports and airlines, most of which are funded by a per-ticket tax on passengers and a tax on airlines. The federal government has on several occasions proposed a significant increase in the per-ticket tax. We anticipate additional proposals to raise the ticket tax could happen in future budget and revenue raising proposals in Congress. A ticket tax increase, if implemented, could negatively impact our financial results.

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

International

The availability of international routes to domestic air carriers is regulated by agreements between the U.S. and foreign governments. Changes in U.S. or foreign government aviation policy could result in the alteration or termination of these agreements and affect our international operations. We could continue to see significant changes in terms of air service between the United States and Europe as a result of the implementation of the U.S. and the EU Air Transport Agreement, generally referred to as the Open Skies Agreement, which took effect in March 2008. The Open Skies Agreement removed bilateral restrictions on the number of flights between the U.S. and EU. One result of the Open Skies Agreement has been applications before the DOT for antitrust immunity between various domestic and international airlines. The DOT approved two such transatlantic immunities in 2010 involving other carriers. Presently, none of our international operations benefit from antitrust immunity.

Security

The Aviation and Transportation Security Act (the “Aviation Security Act”) was enacted in November 2001. Under the Aviation Security Act, substantially all aspects of civil aviation security screening were federalized, and a new TSA under the DOT was created. The TSA was then transferred to the Department of Homeland Security pursuant to the Homeland Security Act of 2002. The Aviation Security Act, among other matters, mandates improved flight deck security; carriage at no charge of federal air marshals; enhanced security screening of passengers, baggage, cargo, mail, employees and vendors; enhanced security training; fingerprint-based background checks of all employees and vendor employees with access to secure areas of airports pursuant to regulations issued in connection with the Aviation Security Act; and the provision of certain passenger data to U.S. Customs and Border Protection.

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

In 2012, we incurred expenses of $50 million for the ASIF, including amounts paid by our wholly owned regional subsidiaries, PSA and Piedmont, and amounts attributable to our other regional carriers. Implementation of and compliance with the requirements of the Aviation Security Act have resulted and will continue to result in increased costs for us and our passengers and have resulted and will likely continue to result in service disruptions and delays. As a result of competitive pressure, US Airways and other airlines may be unable to recover all of these additional security costs from passengers through increased fares. In addition, we cannot forecast what new security and safety requirements may be imposed in the future or the costs or financial impact of complying with any such requirements.

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

The EU’s Emissions Trading Scheme (“ETS”) was scheduled to take full effect in 2012. This scheme has the ability to appreciably raise costs associated with flights to and from EU countries as airlines will have to purchase emissions credits on the open market to cover some percentage of a carrier’s European operations. US Airways has met all the regulatory milestones associated with the program to date. In November 2012, the EU announced plans to suspend payments and other aspects of the ETS through October 2013 for flights between the EU and countries outside the EU. US Airways does not anticipate any significant emissions credit expenditures in 2013. In addition, President Obama recently signed legislation that will allow the Secretary of Transportation to prohibit U.S. airlines from participating in the ETS. Whether US Airways will ever be required to purchase and redeem emissions credits under the EU scheme is still unknown. However, it is increasingly likely that in the future we will be subject to some form of regulation governing aircraft emissions. How such regulations are implemented or what the impact on us will be is unknown at this time. For more discussion of environmental regulation, see Part I, Item 1A, Risk Factors – “We are subject to many forms of environmental regulation and may incur substantial costs as a result.”

Employees and Labor Relations

Our business is labor intensive. In 2012, wages, salaries and benefits were one of our largest expenses and represented approximately 22% of our operating expenses. As of December 31, 2012, US Airways employed approximately 31,200 active full-time equivalent employees, including approximately 4,000 pilots, 7,000 flight attendants, 3,200 maintenance personnel, 5,400 fleet service personnel, 6,100 passenger service personnel and 5,500 personnel in administrative and various other job categories. In addition, our express subsidiaries, Piedmont and PSA, employed approximately 5,300 active full-time equivalent employees, including approximately 800 pilots, 400 flight attendants, 400 maintenance personnel, 2,500 passenger service personnel and 1,200 personnel in administrative and various other job categories.

A large majority of the employees of the major airlines in the United States are represented by labor unions. As of December 31, 2012, approximately 83% of our active employees were represented by various labor unions. Relations between air carriers and labor unions in the United States are governed by the Railway Labor Act (“RLA”). Under the RLA, collective bargaining agreements generally contain “amendable dates” rather than expiration dates, and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the National Mediation Board (“NMB”).

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

US Airways employees are covered by labor agreements as set forth below. With the exception of the tentative agreements that have been reached since the beginning of 2013, all labor contracts that are amendable as of December 31, 2012 are currently being negotiated.

Union	Class or Craft	Employees (1)	Contract Amendable Date
Mainline:
US Airline Pilots Association (“USAPA”)	Premerger US Airways Pilots	2,600	12/31/2009	(2)
USAPA	Premerger America West Pilots	1,400	12/30/2006	(2)
Transport Workers Union (“TWU”)	Flight Crew Training Instructors	100	12/31/2011
TWU	Flight Simulator Engineers	60	12/31/2011
Association of Flight Attendants-CWA (“AFA”)	Premerger US Airways Flight Attendants	4,800	12/31/2011	(3)
AFA	Premerger America West Flight Attendants	2,200	05/04/2004	(3)
International Association of Machinists & Aerospace Workers (“IAM”)	Mechanics, Stock Clerks and Related	3,200	12/31/2011
IAM	Maintenance Training Instructors	30	12/31/2011
IAM	Fleet Service	5,400	12/31/2011
Airline Customer Service Employee Association — IBT and CWA (the “Association”)	Passenger Service	6,100	12/31/2011
TWU	Dispatch	200	06/30/2015

Piedmont:
Air Line Pilots Association (“ALPA”)	Pilots	350	05/19/2009	(4)
AFA	Flight Attendants	150	08/01/2009
International Brotherhood of Teamsters (“IBT”)	Mechanics	300	08/23/2012
IBT	Stock Clerks	30	04/18/2014
Communications Workers of America (“CWA”)	Fleet and Passenger Service	2,500	02/05/2017	(5)
IBT	Dispatch	20	06/16/2014

PSA:
ALPA	Pilots	450	06/30/2009	(6)
AFA	Flight Attendants	250	04/30/2017	(7)
IAM	Mechanics	100	04/24/2016
TWU	Dispatch	20	09/04/2014

(1)	Approximate number of active full-time equivalent employees covered by the contract as of December 31, 2012.
(2)	Pilots continue to work under the terms of their separate US Airways and America West collective bargaining agreements, as modified by the transition agreements reached in connection with the merger in 2005. On April 18, 2008, the NMB certified USAPA as the collective bargaining representative for the pilots of the combined company, including pilot groups from both pre-merger America West and US Airways. On February 8, 2013, the pilots voted to ratify a memorandum of understanding (“MOU”) that will become effective in the event a merger with AMR is consummated. If the merger is completed, the MOU provides a six-year agreement for the pilots of the combined post-merger carrier.
(3)	In January 2013, we reached a tentative agreement with the AFA for a single labor agreement applicable to both premerger US Airways and America West flight attendants. This tentative agreement is subject to ratification by the AFA membership.
(4)	In February 2013, Piedmont Airlines reached a tentative agreement with its pilots, represented by ALPA. This tentative agreement is subject to ratification by the ALPA membership.
(5)	In June 2012, fleet and passenger service employees at Piedmont Airlines, represented by the CWA, voted to ratify a new four and a half year collective bargaining agreement.
(6)	In February 2013, PSA Airlines reached a tentative agreement with its pilots, represented by ALPA. This tentative agreement is subject to ratification by the ALPA membership.
(7)	In March 2012, flight attendants at PSA Airlines, represented by the AFA Council 75, voted to ratify a new five-year collective bargaining agreement.

There are few remaining unrepresented employee groups that could engage in organization efforts. We cannot predict the outcome of any future efforts to organize those remaining employees or the terms of any future labor agreements or the effect, if any, on US Airways’ operations or financial performance. For more discussion, see Part I, Item 1A, Risk Factors – “Union disputes, employee strikes and other labor-related disruptions may adversely affect our operations.”

Aviation Fuel

The average cost of a gallon of aviation fuel for our mainline and express operations increased 2.0% from 2011 to 2012, and our total mainline and express fuel expense increased $131 million, or 2.9%, from 2011 to 2012. We estimate that a one cent per gallon increase in aviation fuel prices would result in a $15 million increase in annual expense based on our 2013 forecasted mainline and express fuel consumption. We have not entered into any transactions to hedge our fuel consumption. As a result, we fully realize the effects of any increase or decrease in fuel prices.

The following table shows annual aircraft fuel consumption and costs for our mainline operations for 2010 through 2012 (gallons and aircraft fuel expense in millions):

Year	Gallons	Average Price per Gallon (1)	Aircraft Fuel Expense (1)	Percentage of Total Operating Expenses
2012	1,102	$3.17	$3,489	35.6%
2011	1,095	3.11	3,400	35.8%
2010	1,073	2.24	2,403	28.6%

(1)	Includes fuel taxes.

In addition, we incur fuel expenses related to our express operations. Total fuel expenses for US Airways Group’s wholly owned regional airlines and affiliate regional airlines operating under capacity purchase agreements as US Airways Express for the years ended December 31, 2012, 2011 and 2010 were $1.10 billion, $1.06 billion and $769 million, respectively.

Fuel prices have fluctuated substantially over the past several years. We cannot predict the future availability, price volatility or cost of aircraft fuel. Natural disasters, political disruptions or wars involving oil-producing countries, changes in fuel-related governmental policy, the strength of the U.S. dollar against foreign currencies, changes in access to petroleum product pipelines and terminals, speculation in the energy futures markets, changes in aircraft fuel production capacity, environmental concerns and other unpredictable events may result in fuel supply shortages, additional fuel price volatility and cost increases in the future. See Part I, Item 1A, Risk Factors – “Our business is dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices and significant disruptions in the supply of aircraft fuel could have a significant negative impact on our operating results and liquidity.”

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

Since September 11, 2001, we and other airlines have been unable to obtain coverage for liability to persons other than employees and passengers for claims resulting from acts of terrorism, war or similar events, which is called war risk coverage, at reasonable rates from the commercial insurance market. US Airways, therefore, purchased its war risk coverage through a special program administered by the FAA, as have most other U.S. airlines. The Emergency Wartime Supplemental Appropriations Act extended this insurance protection until August 2005. The program was subsequently extended, with the same conditions and premiums, until September 30, 2013. If the federal insurance program terminates, we would likely face a material increase in the cost of war risk coverage, and because of competitive pressures in the industry, our ability to pass this additional cost to passengers may be limited.

Customer Service

We are committed to consistently delivering safe, reliable and convenient service to our customers in every aspect of our operation.

During 2012 we continued our work to enhance our customers’ experience. We are continuing our fleet replacement program as we replaced 15 Boeing 737 aircraft with 12 larger gauge, more modern and fuel-efficient new Airbus A321 aircraft. Additionally, we completed the installation of the Envoy Suite, the airline’s fully lie-flat business-class seats with an on-demand in-flight entertainment system, on our fleet of wide-body Airbus A330-300 aircraft, expanded our Wi-Fi internet service to more than 80% of our domestic Embraer and Airbus narrow body fleet, and launched our PreferredAccess program, which gives our customers priority check in and boarding. In 2012, we also launched DineFresh, a premium meal option for customers flying in Economy class to Europe, the Middle East and South America, and we are the only U.S.-based carrier to offer this service.

Outstanding efforts from our employees drove record operational performance in 2012, as we achieved our best on-time performance, highest completion factor and lowest mishandled baggage ratio in our Company’s history. During 2012 we also earned three first place monthly rankings for on-time performance and three first place monthly rankings for baggage handling among the big hub-and-spoke carriers as reported by the DOT Air Travel Consumer Report.

We reported the following operating statistics to the DOT for mainline operations for the years ended December 31, 2012 and 2011:

	2012	2011	Better (Worse)
On-time performance (a)	85.9	79.8	6.1	pts
Completion factor (b)	99.0	98.4	0.6	pts
Mishandled baggage (c)	2.14	2.70	20.7%
Customer complaints (d)	1.74	1.92	9.4%

(a)	Percentage of reported flight operations arriving on time as defined by the DOT.
(b)	Percentage of scheduled flight operations completed.
(c)	Rate of mishandled baggage reports per 1,000 passengers.
(d)	Rate of customer complaints filed with the DOT per 100,000 enplanements.

Frequent Traveler Program

All major airlines offer frequent flyer programs to encourage travel on their respective airlines and customer loyalty. Our Dividend Miles® frequent flyer program allows participants to earn mileage credits for each paid flight segment on US Airways, Star Alliance carriers and certain other airlines that participate in the program. Participants flying in first class or Envoy class may receive additional mileage credits. Participants can also receive mileage credits through special promotions that we periodically offer and may also earn mileage credits by utilizing certain credit cards and purchasing services from non-airline partners such as hotels and rental car agencies. We sell mileage credits to credit card companies, hotels, car rental agencies and others that participate in the Dividend Miles program. Mileage credits can be redeemed for travel awards on US Airways, Star Alliance carriers or other participating airlines.

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

Ticket Distribution

Passengers can book tickets for travel on US Airways through several distribution channels including our direct website (www.usairways.com), our reservations centers and third party distribution channels, including those provided by or through global distribution systems (e.g., Amadeus, Sabre and Travelport), conventional travel agents and online travel agents (e.g., Expedia, Orbitz and Travelocity). In 2012, internal channels of distribution accounted for 36% of our ticketed passenger segments. Internet sites accounted for 61% of our ticketed passenger segments, of which 31% originated from our website, while 30% originated from online travel agent sites. To remain competitive, we will need to manage successfully our distribution costs and rights, increase our distribution flexibility and improve the functionality of third party distribution channels, while maintaining an industry-competitive cost structure. For more discussion, see Part 1, Item 1A, Risk Factors – “We rely on third party distribution channels and must manage effectively the costs, rights and functionality of these channels.”

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

Our operating results are materially impacted by changes in the availability, price volatility and cost of aircraft fuel, which represents one of the largest single cost items in our business. Jet fuel market prices have fluctuated substantially over the past several years with market spot prices ranging from a low of approximately $1.87 per gallon to a high of approximately $3.38 per gallon during the period from January 1, 2010 to December 31, 2012.

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

Although we are currently able to obtain adequate supplies of aircraft fuel, we cannot predict the future availability, price volatility or cost of aircraft fuel. Natural disasters, political disruptions or wars involving oil-producing countries, changes in fuel-related governmental policy, the strength of the U.S. dollar against foreign currencies, changes in access to petroleum product pipelines and terminals, speculation in the energy futures markets, changes in aircraft fuel production capacity, environmental concerns and other unpredictable events may result in fuel supply shortages, additional fuel price volatility and cost increases in the future.

Historically, we have from time to time entered into hedging arrangements designed to protect against rising fuel costs. Currently, we are not a party to any transactions to hedge our fuel consumption. Our ability to hedge in the future may be limited, particularly if our financial condition provides insufficient liquidity to meet counterparty collateral requirements. Our future fuel hedging arrangements, if any, may not completely protect us against price increases and may be limited in both volume of fuel and duration. Also, a rapid decline in the projected price of fuel at a time when we have fuel hedging contracts in place could adversely impact our short-term liquidity, because hedge counterparties could require that we post collateral in the form of cash or letters of credit. See also the discussion in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

The airline industry is intensely competitive and dynamic.

Our competitors include other major domestic airlines and foreign, regional and new entrant airlines, many of which have more financial resources or lower cost structures than ours, as well as other forms of transportation, including rail and private automobiles. In many of our markets we compete with at least one low-cost air carrier. Our revenues are sensitive to the actions of other carriers in many areas including pricing, scheduling, capacity and promotions, which can have a substantial adverse impact not only on our revenues, but on overall industry revenues. These factors may become even more significant in periods when the industry experiences large losses, as airlines under financial stress, or in bankruptcy, may institute pricing structures intended to achieve near-term survival rather than long-term viability. In addition, because a significant portion of our traffic is short-haul travel, we are more susceptible than other major airlines to competition from surface transportation such as automobiles and trains.

Low-cost carriers have a profound impact on industry revenues. Using the advantage of low unit costs, these carriers offer lower fares in order to shift demand from larger, more-established airlines. Some low-cost carriers, which have cost structures lower than ours, have better financial performance and significant numbers of aircraft on order for delivery in the next few years. These low-cost carriers are expected to continue to increase their market share through growth and, potentially, consolidation, and could continue to have an impact on our overall performance.

Additionally, as mergers and other forms of industry consolidation, including antitrust immunity grants, take place, we might or might not be included as a participant. Depending on which carriers combine and which assets, if any, are sold or otherwise transferred to other carriers in connection with such combinations, our competitive position relative to the post-combination carriers or other carriers that acquire such assets could be harmed. In addition, as carriers combine through traditional mergers or antitrust immunity grants, their route networks will grow, and that growth will result in greater overlap with our network, which in turn could result in lower overall market share and revenues for us. Such consolidation is not limited to the U.S., but could include further consolidation among international carriers in Europe and elsewhere.

Also see the risk factors provided under the caption “Risk Factors Relating to the Merger.”

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

In addition, we have substantial non-cancelable commitments for capital expenditures, including the acquisition of new aircraft and related spare engines. We have not yet secured financing commitments for four Airbus aircraft scheduled for delivery after November 2013, and cannot assure you of the availability or cost of that financing. If we are not able to arrange financing for such aircraft at customary advance rates and on terms and conditions acceptable to us, we expect we would seek to negotiate deferrals of aircraft deliveries with the manufacturer or financing at lower than customary advance rates, or, if required, use cash from operations or other sources to purchase the aircraft.

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

If no agreement is reached during direct negotiations between the parties, either party may request that the NMB appoint a federal mediator. The RLA prescribes no timetable for the direct negotiation and mediation processes, and it is not unusual for those processes to last for many months or even several years. If no agreement is reached in mediation, the NMB in its discretion may declare that an impasse exists and proffer binding arbitration to the parties. Either party may decline to submit to arbitration, and if arbitration is rejected by either party, a 30-day “cooling off” period commences. During or after that period, a Presidential Emergency Board (“PEB”) may be established, which examines the parties’ positions and recommends a solution. The PEB process lasts for 30 days and is followed by another 30-day “cooling off” period. At the end of a “cooling off” period, unless an agreement is reached or action is taken by Congress, the labor organization may exercise “self-help”, such as a strike, which could materially adversely affect our ability to conduct our business and our financial performance.

We are currently in negotiations with the unions representing our fleet service employees, our passenger service employees, our mechanic, stock clerk and related employees, our maintenance training instructors, our flight crew training instructors and our flight simulator engineers. On February 8, 2013, the US Airways pilots represented by USAPA voted to ratify a memorandum of understanding (“MOU”) that will become effective in the event a merger with AMR is consummated. If the merger is completed, the MOU provides a six-year agreement for the pilots of the combined post-merger carrier. In addition, our express subsidiary, Piedmont, is in negotiations with the unions representing its flight attendants and its mechanics. All negotiations except those involving the Piedmont mechanics are being overseen by the NMB. None of these unions presently may lawfully engage in concerted refusals to work, such as strikes, slow-downs, sick-outs or other similar activity, against us. Nonetheless, there is a risk that disgruntled employees, either with or without union involvement, could engage in one or more concerted refusals to work that could individually or collectively harm the operation of our airline and impair our financial performance. For example, on September 28, 2011, the U.S. District Court in Charlotte granted a preliminary injunction, which was subsequently converted to a permanent injunction, enjoining the labor union representing our pilots from engaging in an illegal work slowdown.

The inability to maintain labor costs at competitive levels would harm our financial performance.

Currently, our labor costs are very competitive relative to the other hub-and-spoke carriers. However, we cannot provide assurance that labor costs going forward will remain competitive because some of our agreements are amendable now and others may become amendable, competitors may significantly reduce their labor costs or we may agree to higher-cost provisions in our current or future labor negotiations. Approximately 83% of the employees within US Airways Group are represented for collective bargaining purposes by labor unions. Some of our unions have brought and may continue to bring grievances to binding arbitration, including related to wages. Unions may also bring court actions and may seek to compel us to engage in bargaining processes where we believe we have no such obligation. If successful, there is a risk these judicial or arbitral avenues could create material additional costs that we did not anticipate.

Interruptions or disruptions in service at one of our hub airports or our focus city could have a material adverse impact on our operations.

We operate principally through hubs in Charlotte, Philadelphia and Phoenix, and our focus city, Washington, D.C. Substantially all of our flights either originate in or fly into one of these locations. A significant interruption or disruption in service at one of our hubs or in Washington, D.C. resulting from air traffic control delays, weather conditions, natural disasters, growth constraints, relations with third-party service providers, failure of computer systems, facility disruptions, labor relations, fuel supplies, terrorist activities or otherwise could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a severe impact on our business, operations and financial performance.

Regulatory changes affecting the allocation of slots could have a material adverse impact on our operations.

Operations at four major domestic airports, certain smaller domestic airports and certain foreign airports served by us are regulated by governmental entities through the use of “slots” or similar regulatory mechanisms which limit the rights of carriers to conduct operations at those airports. Each slot represents the authorization to land at or take off from the particular airport during a specified time period and may have other operational restrictions as well. In the United States, the Federal Aviation Administration (“FAA”) currently regulates the allocation of slot or slot exemptions at Washington National and three New York City airports: Newark, JFK and LaGuardia. Our operations at these airports generally require the allocation of slots or similar regulatory authority. Similarly, our operations at international airports in Frankfurt, London Heathrow, Paris and other airports outside the United States are regulated by local slot authorities pursuant to the International Air Transport Association’s Worldwide Scheduling Guidelines and applicable local law.

We currently have sufficient slots or similar authority to operate our existing flight schedule and have generally been able to acquire the necessary rights to expand flights and to change our schedules, although some airports are more challenging than others in terms of the cost and availability of additional authority necessary to expand operations. There is no assurance, however, that we will be able to do so in the future because, among other reasons, such allocations are subject to changes in government policy. The FAA is planning a new rulemaking in 2013 to update the current rules governing the New York City airports. As the new proposal has not been released yet, we cannot state that the new proposed rules, if finalized, would not have a material impact on our operations.

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

We rely on third party distribution channels, including those provided by or through global distribution systems, or GDSs (e.g., Amadeus, Sabre and Travelport), conventional travel agents and online travel agents, or OTAs (e.g., Expedia, Orbitz and Travelocity), to distribute a significant portion of our airline tickets and we expect in the future to continue to rely on these channels and hope to expand their ability to distribute and collect revenues for ancillary products (e.g., fees for selective seating). These distribution channels are more expensive and at present have less functionality in respect of ancillary product offerings than those we operate ourselves, such as our call centers and our website. Certain of these distribution channels also effectively restrict the manner in which we distribute our products generally. To remain competitive, we will need to manage successfully our distribution costs and rights, increase our distribution flexibility and improve the functionality of third party distribution channels, while maintaining an industry-competitive cost structure. Any inability to manage our third party distribution costs, rights and functionality at a competitive level or any material diminishment or disruption in the distribution of our tickets could have a material adverse effect on our competitive position and our results of operations.

Further, on April 21, 2011, we filed an antitrust lawsuit against Sabre in Federal District Court for the Southern District of New York. The lawsuit, as amended to date, alleges, among other things, that Sabre has engaged in anticompetitive practices to preserve its monopoly power by restricting our ability to distribute our products to our customers. The lawsuit also alleges that these actions have prevented us from employing new competing technologies and has allowed Sabre to continue to charge us supracompetitive fees. The lawsuit seeks both injunctive relief and money damages. Sabre filed a motion to dismiss the case, which the court denied in part and granted in part in September 2011, allowing two of the four counts in the complaint to proceed. On January 18, 2013, Sabre filed a motion for leave to file a counterclaim, alleging that US Airways and other airlines conspired among themselves and with a third-party technology firm to boycott Sabre and other global distribution systems. If permitted to proceed, Sabre would be seeking monetary damages and injunctive relief. We intend to pursue our claims against Sabre vigorously and to vigorously defend any claims Sabre is permitted to file against us, but there can be no assurance of the outcome of this litigation.

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

Most major U.S. airports impose a passenger facility charge (“PFC”). The ability of airlines to contest increases in this charge is restricted by federal legislation, DOT regulations and judicial decisions. With certain exceptions, air carriers pass these charges on to passengers. However, our ability to pass through PFCs to our customers is subject to various factors, including market conditions and competitive factors. The current cap on the PFC is $4.50 per passenger, but the industry faces regular efforts in Congress to raise the cap to a higher level.

DOT consumer rules that took effect on April 29, 2010 require procedures for customer handling during long onboard delays, as well as additional reporting requirements for airlines that have increased the cost of airline operations and reduced revenues. The DOT has been aggressively investigating alleged violations of these rules. In addition, the DOT finalized a second set of rules that further regulate airline interactions with passengers through the reservations process, at the airport and on board the aircraft. US Airways is in compliance with these rules, which took effect in August 2011, and others which took effect in January 2012. These rules require airlines to display all fares in an “all in” basis, with the price of the air travel and all taxes and government imposed fees rolled into the displayed fare. Enhanced disclosure of ancillary fees such as baggage fees is also required. Other rules apply to post-ticket purchase price increases and an expansion of tarmac delay regulations to international carriers.

We anticipate a third set of consumer rules to be issued by the DOT in mid-2013. We continue to see other efforts by the DOT to further regulate airlines through increased data reporting requirements, expansion of the Air Carrier Access Act, and greater oversight of the ways that airlines describe and sell air transportation and other products and services. Each additional regulation or other form of regulatory oversight increases costs and adds greater complexity to our operation. We cannot assure you that compliance with these new rules, anticipated rules or other forms of regulatory oversight will not have a material adverse effect on our business.

On February 6, 2012, Congress passed the FAA Reauthorization legislation, formally titled as “FAA Modernization and Reform Act of 2012” (H.R.658). From the perspective of the airline industry, highlights include:

•	No increase in airline ticket or fuel taxes;

•	No increase in PFCs;

•	No taxation of ancillary fees and revenue;

•

Authorized eight additional daily flights beyond the 1,250 mile perimeter restricting flights to and from Washington National. Four flights were allocated to new entrant and limited incumbents, and four were set aside for incumbent carriers as of the date of enactment (that is, one for each of American, Delta, United and US Airways);

•

Dedicated title of the legislation is intended to help accelerate implementation of the NextGeneration air traffic control system. Among the provisions included were mandated performance metrics, as well as a requirement that modernization projects at 35 major airports are to receive streamlined environmental review; and

•	Sunset line checks for pilots over 60.

In addition, the TSA mandates the federalization of certain airport security procedures and imposes additional security requirements on airports and airlines, most of which are funded by a per-ticket tax on passengers and a tax on airlines. The federal government has on several occasions proposed a significant increase in the per-ticket tax. We anticipate additional proposals to raise the ticket tax could happen in future budget and revenue raising proposals in Congress. A ticket tax increase, if implemented, could negatively impact our financial results.

Finally, the ability of U.S. carriers to operate international routes is subject to change because the applicable arrangements between the U.S. and foreign governments may be amended from time to time, or because appropriate slots or facilities may not be available. We cannot assure you that laws or regulations enacted in the future will not adversely affect our operating costs. In addition, increased environmental regulation, particularly in the European Union (“EU”), may increase costs or restrict our operations. The EU’s Emissions Trading Scheme (“ETS”) was scheduled to take full effect in 2012. This scheme has the ability to appreciably raise costs associated with flights to and from EU countries as airlines will have to purchase emissions credits on the open market to cover some percentage of a carrier’s European operations. US Airways has met all the regulatory milestones associated with the program to date. While we are complying with the regulations under protest, we have also been supportive of the efforts of the U.S. government and other countries to delay the implementation and financial effects of the new regulations. In November 2012, the EU announced plans to suspend payments and other aspects of the ETS through October 2013 for flights between the EU and countries outside the EU. US Airways does not anticipate any significant emissions credit expenditures in 2013. In addition, President Obama recently signed legislation that will allow the Secretary of Transportation to prohibit U.S. airlines from participating in the ETS. Whether US Airways will ever be required to purchase and redeem emissions credits under the EU scheme is still unknown. However, it is increasingly likely that in the future we will be subject to some form of regulation governing aircraft emissions. How such regulations are implemented or what the impact on us will be is unknown at this time. See “We are subject to many forms of environmental regulation and may incur substantial costs as a result” below.

Changes to our business model that are designed to increase revenues may not be successful and may cause operational difficulties or decreased demand.

We have implemented several new measures designed to increase revenue and offset costs. These measures include charging separately for services that had previously been included within the price of a ticket and increasing other pre-existing fees. We may introduce additional initiatives in the future; however, as time goes on, we expect that it will be more difficult to identify and implement additional initiatives. We cannot assure you that these new measures or any future initiatives will be successful in increasing our revenues. Additionally, the implementation of these initiatives creates logistical challenges that could harm the operational performance of our airline. Also, the new and increased fees might reduce the demand for air travel on our airline or across the industry in general, particularly if weakened economic conditions continue to make our customers more sensitive to increased travel costs or provide a significant competitive advantage to other carriers that determine not to institute similar charges.

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

The U.S. Environmental Protection Agency (“EPA”) has proposed effluent limitation guidelines for airport de-icing fluid. This proposed technology-based rule would require the mitigation of spent de-icing fluid (glycol) discharges through collection and treatment. Airports meeting threshold requirements would have to construct or reconfigure de-icing facilities to capture and treat the fluid. Additionally, the EPA has proposed changes to underground storage tank regulations that could affect certain airport fuel hydrant systems. Airport systems that fall within threshold requirements would need to be modified to meet regulations. Neither rule has been finalized, and cost estimates have not been defined, but US Airways along with other airlines would share a portion of these costs at applicable airports. In addition to the proposed EPA regulations, several U.S. airport authorities are actively engaged in efforts to limit discharges of de-icing fluid to local groundwater, often by requiring airlines to participate in the building or reconfiguring of airport de-icing facilities. Such efforts are likely to impose additional costs and restrictions on airlines using those airports. We do not believe, however, that such environmental developments will have a material impact on our capital expenditures or otherwise adversely affect our operations, operating costs or competitive position.

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

There is increasing global regulatory focus on climate change and greenhouse gas emissions. For example, the EU has established the ETS, the mechanism by which emissions of CO2 are currently regulated in the EU. Since the beginning of 2012, the ETS has required airlines to have emission allowances equal to the amount of carbon dioxide emissions from flights to and from EU member states. In November 2012, the EU announced an intent to suspend payments and other aspects of the ETS through October 2013 for flights between the EU and countries outside the EU. In addition, President Obama recently signed legislation that will allow the Secretary of Transportation to prohibit U.S. airlines from participating in the ETS. Although the details of the suspension and prohibition have not yet been finalized, US Airways does not anticipate any significant emissions credit expenditures in 2013. Beyond 2013, compliance with the EU ETS could significantly increase our operating costs. However, whether US Airways will ever be required to purchase and redeem emissions credits under the EU scheme is still unknown. Further, the potential impact of ETS on costs will ultimately depend on a number of factors, including baseline emissions, the price of emission credits and the number of future flights subject to ETS. These costs have not been completely defined and will fluctuate. In the U.S., there is an increasing trend toward regulating greenhouse gas emissions directly under the Clean Air Act, and while the EPA’s recent regulatory activity in this area has focused on industries other than aviation, it is possible that future EPA regulations or new legislation could impact airlines. Several states are also considering initiatives to regulate emissions of greenhouse gases, primarily through the planned development of greenhouse gas emissions inventories and/or regional greenhouse gas cap and trade programs. These regulatory efforts, both internationally and in the U.S. at the federal and state levels, are still developing and we cannot yet determine what the final regulatory programs will be in the U.S., the EU or in other areas in which we do business. However, such climate change-related regulatory activity in the future may adversely affect our business and financial results by requiring us to reduce our emissions, purchase allowances or otherwise pay for our emissions. Such activity may also impact us indirectly by increasing our operating costs, including fuel costs.

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

Markets served from Philadelphia International Airport (“PHL”), which is one of our hubs and our international gateway, are important to our operations. In fiscal year 2012, more than a third of our daily available seat miles (“ASMs”) and more than half of our international ASMs were flown through PHL. PHL plans to embark on a multi-billion dollar runway and terminal expansion project called the “Capacity Enhancement Program” that will, if undertaken as planned, result in huge cost increases for airlines serving PHL, including US Airways. The project has been approved by the FAA, and expenditures have already begun. US Airways has recently agreed with the Philadelphia Division of Aviation to a two-year extension of its PHL-Airport Use and Lease Agreement through June 30, 2015; this extension is subject to the Philadelphia City Council approval. Significant expenditures related to the runway can be made only with the consent of US Airways and the new lease does not provide for such expenditures. We cannot guarantee that the fees and other costs related to operating out of PHL will not increase should this or other significant expansion projects be implemented by the airport authority after expiration of the pending lease extension. In addition, if we are unable to operate profitably from PHL, we may need to significantly reduce our business at Philadelphia or move that business to another of our hubs, either of which actions could be costly. Our business, financial condition and results of operations could be harmed by an increase in airport rates and fees charged by PHL in connection with and following the airport expansion.

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

The terrorist attacks of September 11, 2001 led to a significant increase in insurance premiums and a decrease in the insurance coverage available to commercial air carriers. Accordingly, our insurance costs increased significantly and our ability to continue to obtain insurance even at current prices remains uncertain. In addition, we have obtained third-party war risk (terrorism) insurance through a special program administered by the FAA, resulting in lower premiums than if we had obtained this insurance in the commercial insurance market. The program has been extended, with the same conditions and premiums, until September 30, 2013. If the federal insurance program terminates, we would likely face a material increase in the cost of war risk insurance. The failure of one or more of our insurers could result in a lack of coverage for a period of time. Additionally, severe disruptions in the domestic and global financial markets could adversely impact the claims paying ability of some insurers. Future downgrades in the ratings of enough insurers could adversely impact both the availability of appropriate insurance coverage and its cost. Because of competitive pressures in our industry, our ability to pass additional insurance costs to passengers is limited. As a result, further increases in insurance costs or reductions in available insurance coverage could have an adverse impact on our financial results.

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

When a corporation undergoes an ownership change, as defined in Section 382 of the Internal Revenue Code (“Section 382”), a limitation is imposed on the corporation’s future ability to utilize any net operating losses (“NOLs”) generated before the ownership change and certain subsequently recognized “built-in” losses and deductions, if any, existing as of the date of the ownership change. We believe an “ownership change” as defined in Section 382 occurred for US Airways Group in February 2007. Since February 2007, there have been additional changes in the ownership of US Airways Group that, if combined with sufficiently large future changes in ownership, could result in another “ownership change” as defined in Section 382. Until US Airways Group has used all of its existing NOLs, future shifts in ownership of US Airways Group’s common stock could result in new Section 382 limitations on the use of our NOLs as of the date of an additional ownership change. An additional ownership change will occur upon consummation of the Merger with AMR.

Risk Factors Relating to the Merger

On February 13, 2013, US Airways Group and AMR entered into the Merger Agreement, as more fully described under Item 1 “Business – Recent Developments.”

The Merger is subject to a number of conditions to the obligations of both us and AMR that may not be fulfilled, which could cause the termination of the Merger Agreement.

The Merger Agreement contains a number of customary conditions to consummation of the Merger, such as the accuracy of representations and warranties in all material respects, the fulfillment of obligations set out in covenants, that certain consents and regulatory approvals have been obtained, that there are no legal prohibitions against consummation of the Merger, that approval of the US Airways Group stockholders has been received, that an order from the Bankruptcy Court confirming AMR’s plan of reorganization is in effect, that the plan of reorganization conforms with the requirements of the Merger Agreement, that secured indebtedness of the Debtors and certain other claims against the Debtors not exceed specified levels, and other customary conditions. AMR has the right to unilaterally terminate the Merger Agreement under certain conditions. Many of the conditions to consummation of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied. If any of these conditions are not fulfilled or waived prior to the termination date set forth in the Merger Agreement (October 14, 2013, as it may be extended), it is possible that the Merger will not be consummated.

The Merger is subject to the receipt of consents and clearances from certain domestic and foreign regulatory authorities that may impose conditions that could have a material and adverse effect on the surviving company, or that could delay or, if not obtained, prevent the completion of the Merger.

Before the Merger can be completed, applicable waiting periods must expire or terminate under antitrust laws and various approvals, consents or clearances must be obtained from certain domestic and foreign regulatory entities, including those regulating the provision of commercial aviation services. In deciding whether to grant antitrust or regulatory clearances, the relevant antitrust authorities will consider the effect of the Merger on competition within their relevant jurisdictions. The terms and conditions of approvals that are granted may impose requirements, limitations, costs or restrictions on the conduct of the surviving company’s business following the Merger. There can be no assurance that regulators will not impose terms, conditions, requirements, limitations, costs or restrictions that would delay completion of the Merger, impose additional material costs on or limit the revenues of the surviving company, or limit some or all of the synergies and other benefits we anticipate following the Merger. In addition, we cannot provide assurance that any such terms, conditions, requirements, limitations, costs or restrictions will not result in a material delay in, or the abandonment of, the Merger.

The Merger is subject to the receipt of numerous approvals, including approvals from US Airways Group’s stockholders and confirmation of our plan of reorganization by the Bankruptcy Court. Failure to obtain any of these approvals would prevent the completion of the Merger.

The Merger Agreement will not be binding on either us or AMR until the Bankruptcy Court enters an order approving its enforceability. In addition, before the Merger can be completed, US Airways Group must submit the Merger to a vote of its stockholders, US Airways Group’s stockholders must have approved the Merger, AMR must obtain the approval of the plan of reorganization contemplating the Merger by the requisite percentage of each class of claimholder (as determined pursuant to the Bankruptcy Code), and the Bankruptcy Court must enter an order confirming our plan of reorganization and consummation of the Merger. There can be no assurance that any of these approvals will occur. Failure to obtain these required approvals within the expected time frame, or having to make significant changes to the structure, terms or conditions of the Merger to obtain such approvals, may result in a material delay in, or the abandonment of, the Merger.

Any delay in completing the Merger may reduce or eliminate the benefits expected to be achieved thereunder.

In addition to the required regulatory clearances and approvals discussed above, the Merger is subject to a number of other conditions beyond our control that may prevent, delay or otherwise materially and adversely affect its completion. We cannot predict when or if these other conditions will be satisfied. Furthermore, the requirements for obtaining the required clearances and approvals could delay the completion of the Merger for a significant period of time or prevent it from occurring. Any delay in completing the Merger could cause the surviving company to fail to realize some or all of the synergies and other benefits that we anticipate if the Merger is successfully completed within its expected time frame.

Failure to complete the Merger could adversely affect our business.

If the Merger is not completed, our ongoing business may be adversely affected, and we will be subject to several risks, including the following:

•	we may be required to pay termination fees of $55 million or $195 million under certain circumstances provided in the Merger Agreement;

•

unless and until it is terminated, we will be prohibited by the Merger Agreement from seeking certain strategic alternatives, such as transactions with third parties other than AMR, and could therefore miss attractive alternatives to the Merger;

•	our operations will be restricted by the terms of the Merger Agreement, which may cause us to forego otherwise attractive business opportunities;

•	we will be required to pay certain costs relating to the Merger, whether or not it is consummated, such as legal, accounting, financial advisor and printing fees, which costs could be substantial; and

•	our management will have focused its attention on negotiating and preparing for the Merger instead of on pursuing other opportunities that could have been beneficial to us.

If the Merger is not completed, there can be no assurance that these risks will not materialize and will not adversely affect our business.

The Merger Agreement contains customary restrictions on our ability to seek other strategic alternatives.

The Merger Agreement contains “no shop” provisions that restrict our ability to initiate, solicit, or knowingly encourage or facilitate competing third-party proposals for any business combination transaction involving a merger of us with another entity or the acquisition of a significant portion of our stock or assets, although we may consider competing, unsolicited proposals and enter into discussions or negotiations regarding such proposals if our board of directors determines that any such acquisition proposal constitutes, or is reasonably likely to lead to, a superior proposal and that the failure to take such action is reasonably likely to be inconsistent with the fiduciary duties of the board of directors to us and our stockholders under applicable law. In addition, AMR generally has an opportunity to offer to modify the terms of the Merger in response to any competing acquisition proposal. If we were to terminate the Merger Agreement to accept a superior proposal, we would be required to pay a termination fee of $55 million to AMR.

These provisions, although customary for these types of transactions, could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of our company from proposing any such acquisition, even if the potential third-party acquirer were prepared to pay consideration with a higher cash or market value than the market value proposed to be received or realized in the Merger or might result in a potential third-party acquirer proposing to pay a lower consideration to our stockholders than it might otherwise have proposed to pay because of the added expense of the $55 million termination fee that will become payable in connection with the termination of the Merger Agreement by us.

If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.

The surviving company may be unable to integrate our and AMR’s businesses successfully and realize the anticipated benefits of the Merger.

The Merger involves the combination of two companies that currently operate as independent public companies, each of which operates its own international network airline. Historically, the integration of separate airlines has often proven to be more time consuming and require more resources than initially estimated. The surviving company will be required to devote significant management attention and resources to integrating our and AMR’s business practices, cultures and operations. Potential difficulties the surviving company may encounter as part of the integration process include the following:

•	the inability to successfully combine our business with that of AMR in a manner that permits the surviving company to achieve the synergies and other benefits anticipated to result from the Merger;

•

the challenge of integrating complex systems, operating procedures, regulatory compliance programs, technology, aircraft fleets, networks and other assets of the two companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

•	the challenge of integrating the workforces of the two companies while maintaining focus on providing consistent, high quality customer service and running an efficient operation; and

•

potential unknown liabilities, liabilities that are significantly larger than we currently anticipate and unforeseen increased expenses or delays associated with the Merger, including one-time cash costs to integrate the two businesses that may exceed the approximately $1.2 billion of one-time cash costs that we currently anticipate.

Accordingly, even if the Merger is consummated, the contemplated benefits may not be realized fully, or at all, or may take longer to realize than expected.

In addition, both AMR and we have operated and, until the completion of the Merger, will continue to operate independently. It is possible that the integration process could result in:

•	diversion of the attention of the surviving company’s management and other employees; and

•	the disruption of, or the loss of momentum in, the surviving company’s ongoing business or inconsistencies in standards, controls, procedures and policies,

any of which could materially and adversely affect the surviving company’s ability to maintain relationships with customers, suppliers, employees and other constituencies or the surviving company’s ability to achieve the anticipated benefits of the Merger.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Flight Equipment

At December 31, 2012, we operated a mainline fleet of 340 aircraft. During 2012, we took delivery of 12 new A321 aircraft from Airbus and three ERJ 190 aircraft that were purchased from Republic. During 2012, we removed seven leased Boeing 737-300 aircraft and eight leased Boeing 737-400 aircraft from our mainline operating fleet. We are also supported by our regional airline subsidiaries and affiliates operating as US Airways Express under capacity purchase agreements, which operated 238 regional jets and 44 turboprops at December 31, 2012. Our prorate carriers operated four regional jets at December 31, 2012.

US Airways has definitive purchase agreements with Airbus for the acquisition of 134 aircraft, including 97 single-aisle A320 family aircraft and 37 widebody aircraft (comprised of 22 A350 XWB aircraft and 15 A330-200 aircraft). Since 2008, when deliveries commenced under the purchase agreements, we have taken delivery of 58 aircraft through December 31, 2012 which includes four A320 aircraft, 47 A321 aircraft and seven A330-200 aircraft.

US Airways plans to take delivery of 16 A321 aircraft in 2013, with the remaining 30 A320 family aircraft scheduled to be delivered between 2014 and 2015. In addition, US Airways plans to take delivery of five A330-200 aircraft in 2013, with the remaining three A330-200 aircraft scheduled to be delivered in 2014. Deliveries of the 22 A350 XWB aircraft are scheduled to begin in 2017 and extend through 2019. US Airways has financing commitments for all future Airbus aircraft deliveries except for four aircraft scheduled for delivery after November 2013.

In addition, we have two ERJ 190 aircraft to be purchased from Republic scheduled for delivery in the first quarter of 2013.

As of December 31, 2012, our mainline operating fleet consisted of the following aircraft:

Aircraft Type	Average Seat Capacity	Owned/ Mortgaged(1)	Leased(2)	Total	Average Age (years)
A330-300	291	4	5	9	12.3
A330-200	258	4	3	7	3.2
A321	184	56	19	75	5.6
A320	150	11	61	72	13.9
A319	124	3	90	93	12.2
B767-200ER	204	—	10	10	23.4
B757-200	181	4	20	24	19.5
B737-400	144	—	32	32	22.6
ERJ 190	99	18	—	18	5.2

Total	157	100	240	340	12.4

(1)	All owned aircraft are pledged as collateral for various secured financing agreements.
(2)	The terms of the leases expire between 2013 and 2024.

As of December 31, 2012, our wholly owned regional airline subsidiaries operated the following regional jet and turboprop aircraft:

Aircraft Type	Average Seat Capacity	Owned	Leased(1)	Total	Average Age (years)
CRJ-700	70	7	7	14	8.3
CRJ-200	50	12	23	35	8.8
De Havilland Dash 8-300	50	—	11	11	21.3
De Havilland Dash 8-100	37	33	—	33	23.4

Total	48	52	41	93	15.4

(1)	The terms of the leases expire between 2017 and 2022.

We maintain inventories of spare engines, spare parts, accessories and other maintenance supplies sufficient to support our operating requirements.

The following table illustrates our committed orders and scheduled lease expirations at December 31, 2012:

	2013	2014	2015	2016	2017	Thereafter
Firm orders remaining	21	21	12	—	8	14
Scheduled mainline lease expirations	34	33	23	5	20	125
Scheduled wholly owned express subsidiaries lease expirations	—	—	—	—	3	38

See Notes 8 and 7, “Commitments and Contingencies” in Part II, Items 8A and 8B, respectively, for additional information on aircraft purchase commitments.

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

Our corporate headquarters building is located in Tempe, Arizona, and we have satellite facilities housing various headquarter support functions in the surrounding metropolitan area. The leases on these office facilities have expiration dates ranging from 2014 to 2024.

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

In 2010, the airlines and the City of Philadelphia approved a project to make certain improvements to the Terminal F facilities at the Philadelphia International Airport, which will be funded with proceeds from the issuance of General Airport Revenue Bonds issued by the City of Philadelphia. We have agreed to manage this project that commenced in 2011, which is expected to be complete by 2016 and cost approximately $130 million.

Item 3. Legal Proceedings

We are party to an arbitration proceeding relating to a grievance brought by our pilots union to the effect that, retroactive to January 1, 2010, this work group was entitled to a significant increase in wages by operation of the applicable collective bargaining agreement. The arbitrator has issued two decisions in our favor, and a subsequent meeting requested by the union has been held with the arbitrator to address those decisions. We believe that the union’s position is without merit and that the possibility of an adverse outcome is remote.

On April 21, 2011, US Airways filed an antitrust lawsuit against Sabre Holdings Corporation, Sabre Inc. and Sabre Travel International Limited (collectively, “Sabre”) in Federal District Court for the Southern District of New York. The lawsuit alleges, among other things, that Sabre has engaged in anticompetitive practices that illegally restrain US Airways’ ability to distribute its products to its customers. The lawsuit also alleges that these actions have prevented US Airways from employing new competing technologies and have allowed Sabre to continue to charge US Airways supracompetitive fees. The lawsuit seeks both injunctive relief and money damages. Sabre filed a motion to dismiss the case, which the court denied in part and granted in part in September 2011, allowing two of the four counts in the complaint to proceed. On January 18, 2013, Sabre filed a motion for leave to file a counterclaim, alleging that US Airways and other airlines conspired among themselves and with a third-party technology firm to boycott Sabre and other global distribution systems. If permitted to proceed, Sabre would be seeking monetary damages and injunctive relief. We intend to pursue our claims against Sabre vigorously and to vigorously defend any claims Sabre is permitted to file against us, but there can be no assurance of the outcome of this litigation.

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

PART II

Item 5. Market for US Airways Group’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Exchange Listing

Our common stock trades on the NYSE under the symbol “LCC.” As of February 15, 2013, the closing price of our common stock on the NYSE was $14.50. As of February 15, 2013, there were 1,662 holders of record of our common stock.

Market Prices of Common Stock

The following table sets forth, for the periods indicated, the high and low sale prices of our common stock on the NYSE:

Year Ended December 31	Period	High	Low
2012	Fourth Quarter	$13.75	$10.32
	Third Quarter	14.51	9.74
	Second Quarter	13.80	7.41
	First Quarter	9.91	4.97
2011	Fourth Quarter	$6.48	$3.96
	Third Quarter	9.15	4.68
	Second Quarter	10.35	7.76
	First Quarter	11.56	7.71

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

The following stock performance graph compares our cumulative total shareholder return on an annual basis on our common stock with the cumulative total return on the Standard and Poor’s 500 Stock Index and the AMEX Airline Index from December 31, 2007 through December 31, 2012. The comparison assumes $100 was invested on December 31, 2007 in US Airways Group common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
US Airways Group, Inc.	$100	$53	$33	$68	$34	$92
Amex Airline Index	100	71	99	137	95	129
S&P 500	100	62	76	86	86	97

Item 6. Selected Financial Data

Selected Consolidated Financial Data of US Airways Group

The selected consolidated financial data presented below under the captions “Consolidated statements of operations data” and “Consolidated balance sheet data” for the years ended December 31, 2012, 2011 and 2010 and as of December 31, 2012 and 2011 are derived from US Airways Group’s audited consolidated financial statements included elsewhere in this report. The selected consolidated financial data for the years ended December 31, 2009 and 2008 and as of December 31, 2010, 2009 and 2008 are derived from US Airways Group’s audited consolidated financial statements not included in this report. The selected consolidated financial data should be read in conjunction with US Airways Group’s consolidated financial statements for the respective periods, the related notes and the related reports of KPMG LLP, an independent registered public accounting firm.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In millions, except share and per share data)
Consolidated statements of operations data:
Operating revenues	$13,831	$13,055	$11,908	$10,458	$12,118
Operating expenses	12,975	12,629	11,127	10,340	13,918

Operating income (loss)	856	426	781	118	(1,800)
Net income (loss)	637	71	502	(205)	(2,215)
Earnings (loss) per common share:
Basic	$3.92	$0.44	$3.11	$(1.54)	$(22.11)
Diluted	3.28	0.44	2.61	(1.54)	(22.11)
Shares used for computation (in thousands):
Basic	162,331	162,028	161,412	133,000	100,168
Diluted	203,978	163,743	201,131	133,000	100,168
Consolidated balance sheet data (at end of period):
Total assets	$9,396	$8,335	$7,819	$7,454	$7,214
Long-term obligations, less current maturities (a)	5,013	4,718	4,559	4,643	4,281
Total stockholders’ equity (deficit)	790	150	84	(355)	(494)
Consolidated statements of operations data excluding special items (b):
Operating income (loss) excluding special items	$893	$452	$785	$(199)	$(606)
Net income (loss) excluding special items	537	111	447	(499)	(808)
Earnings (loss) per common share excluding special items:
Basic	$3.31	$0.69	$2.77	$(3.75)	$(8.06)
Diluted	2.79	0.68	2.34	(3.75)	(8.06)

(a)	Includes debt, capital leases, postretirement benefits other than pensions and employee benefit liabilities and other.
(b)	See reconciliation of GAAP to non-GAAP financial measures below.

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

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In millions)
Operating income (loss) – GAAP	$856	$426	$781	$118	$(1,800)
Operating special items, net (a)	37	26	4	(317)	1,194

Operating income (loss) excluding special items	893	452	785	(199)	(606)

Net income (loss) – GAAP	637	71	502	(205)	(2,215)
Operating special items, net (a)	37	26	4	(317)	1,194
Nonoperating special items, net (b)	(137)	(7)	(59)	61	213
Income tax special items (c)	—	21	—	(38)	—

Net income (loss) excluding special items	$537	$111	$447	$(499)	$(808)

(a)	Includes the following operating special charges (credits):

The 2012 period included $34 million of charges primarily related to corporate transaction and auction rate securities arbitration costs as well as $3 million of express special charges related to ratification of a new Piedmont fleet and passenger services contract.

The 2011 period included $24 million of charges primarily related to corporate transaction and auction rate securities arbitration costs as well as $2 million in express other special charges.

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

The 2009 period included $375 million of net unrealized gains on fuel hedging instruments, offset in part by $22 million in aircraft costs as a result of capacity reductions, $16 million in non-cash impairment charges due to the decline in value of certain indefinite lived intangible assets associated with international routes, $11 million in severance and other charges, $6 million in costs incurred related to the 2009 liquidity improvement program and $3 million in non-cash charges related to the decline in value of certain express spare parts.

The 2008 period included a $622 million non-cash charge to write off all of the goodwill created by the merger of US Airways Group and America West Holdings in September 2005, as well as $496 million of net unrealized losses on fuel hedging instruments. In addition, the 2008 period included $35 million of merger-related transition expenses, $18 million in non-cash charges related to the decline in value of certain spare parts associated with our Boeing 737 aircraft fleet and, as a result of capacity reductions, $14 million in aircraft costs and $9 million in severance charges.

(b)	Includes the following nonoperating special charges (credits):

The 2012 period primarily included a $142 million gain related to the slot transaction with Delta, offset in part by $3 million in debt prepayment penalties and non-cash write offs of certain debt issuance costs related to the refinancing of two Airbus aircraft.

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

The 2011 period included a non-cash tax charge of $21 million as a result of the sale of our final remaining investment in auction rate securities in July 2011. This charge recognized in the statement of operations the tax provision that was recorded in other comprehensive income, a subset of stockholders’ equity, in the fourth quarter of 2009 as described below.

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

Selected Consolidated Financial Data of US Airways

The selected consolidated financial data presented below under the captions “Consolidated statements of operations data” and “Consolidated balance sheet data” for the years ended December 31, 2012, 2011 and 2010 and as of December 31, 2012 and 2011 are derived from US Airways’ audited consolidated financial statements included elsewhere in this report. The selected consolidated financial data for the years ended December 31, 2009 and 2008 and as of December 31, 2010, 2009 and 2008 are derived from US Airways’ audited consolidated financial statements not included in this report. The selected consolidated financial data should be read in conjunction with US Airways’ consolidated financial statements for the respective periods, the related notes and the related reports of KPMG LLP, an independent registered public accounting firm.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In millions)
Consolidated statements of operations data:
Operating revenues	$13,992	$13,208	$12,055	$10,609	$12,244
Operating expenses	13,170	12,774	11,274	10,487	14,017

Operating income (loss)	822	434	781	122	(1,773)
Net income (loss)	702	180	599	(140)	(2,148)
Consolidated balance sheet data (at end of period):
Total assets	$9,184	$8,116	$7,565	$7,123	$6,954
Long-term obligations, less current maturities (a)	3,551	3,248	3,130	3,266	2,867
Total stockholder’s equity (deficit)	1,655	962	780	255	(221)

(a)	Includes debt, capital leases, postretirement benefits other than pensions and employee benefit liabilities and other.

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

We operate the fifth largest airline in the United States as measured by domestic RPMs and ASMs. We have hubs in Charlotte, Philadelphia and Phoenix and a focus city in Washington, D.C. at Ronald Reagan Washington National Airport. We offer scheduled passenger service on more than 3,000 flights daily to 198 communities in the United States, Canada, Mexico, Europe, the Middle East, the Caribbean, and Central and South America. We also have an established East Coast route network, including the US Airways Shuttle service. We had approximately 54 million passengers boarding our mainline flights in 2012. As of December 31, 2012, we operated 340 mainline jets and are supported by our regional airline subsidiaries and affiliates operating as US Airways Express under capacity purchase agreements, which operated 238 regional jets and 44 turboprops. Our prorate carriers operated four regional jets at December 31, 2012.

2012 Year in Review

The U.S. Airline Industry

Even against a backdrop of uncertain economic conditions and high fuel prices, most of the U.S. industry experienced a profitable 2012 as consumer demand remained strong.

In its most recent data available, Airlines for America, the trade association for U.S. airlines, reported that annual U.S. industry passenger revenues and yields increased 3.8% and 3.2%, respectively, as compared to 2011. Year-over-year growth rates were lower than experienced in 2011 due primarily to more difficult year-over-year comparisons. With respect to international versus domestic revenue performance, Airlines for America reported domestic markets outperformed international markets, which experienced weaker demand due to the economic uncertainty in Europe during 2012.

Throughout 2012, jet fuel prices followed the price of Brent crude oil more closely than the price of West Texas Intermediate crude oil. On average, fuel costs were up slightly in 2012 as compared to 2011. The Brent crude oil average daily spot price was $112 per barrel during 2012 as compared to $111 in 2011. However, on a daily basis, prices continued to be volatile. Throughout 2012, daily spot prices fluctuated between a high of $128 per barrel in March to a low of $89 per barrel in June and closed the year at $111 per barrel on December 31, 2012.

While the U.S. airline industry is currently benefiting from a favorable revenue environment and moderating fuel price increases as described above, uncertainty exists regarding the economic conditions driving these factors. See Part I, Item 1A, Risk Factors – “Downturns in economic conditions adversely affect our business” and “Our business is dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices and significant disruptions in the supply of aircraft fuel could have a significant negative impact on our operating results and liquidity.”

US Airways Group

For the year ending December 31, 2012, we reported our largest annual net profit and achieved our best operational performance in the Company’s history.

Driven by strong year-over-year growth in revenues, we realized net income of $637 million in 2012, which represents a 797% increase over net income of $71 million in 2011. Operating income was $856 million as compared to $426 million in 2011, an increase of 101%. Our 2012 net profit included net special credits of $100 million, while 2011 included net special charges of $40 million. See “Reconciliation of GAAP to Non-GAAP Financial Measures” included in Part II, Item 6 of this report for more information on net special items. As described in more detail below, these outstanding financial results were coupled with record annual operational results in on-time performance, completion factor and baggage handling.

For the fourth quarter, a period in which passenger demand has been historically low and our results were negatively impacted by an estimated $35 million due to Hurricane Sandy, we realized net income of $37 million, which represents a 106% increase over net income of $18 million in 2011. Operating income was $125 million, as compared to operating income of $108 million in 2011, an increase of 16%.

Revenue

Mainline and express passenger revenues increased $743 million, or 6.4%, as compared to 2011. The growth in revenues was driven by a 2.8% increase in revenue passenger miles and a 3.5% increase in yield, as total capacity increased 2.0% as compared to 2011. Our mainline and express passenger revenue per available seat mile (“PRASM”) was 13.92 cents in 2012, a 4.3% increase, as compared to 13.34 cents in 2011. Total revenue per available seat mile (“RASM”) was 15.64 cents in 2012, a 3.9% increase, as compared to 15.06 cents in 2011. Total revenues include our ancillary revenue initiatives, which generated $585 million in revenues in 2012, an increase of $48 million over 2011 principally related to our Choice Seats Program.

Fuel

Mainline and express fuel expense increased $131 million to $4.59 billion in 2012, which was 2.9% higher than 2011, on a 0.9% increase in consumption. The average mainline and express price per gallon of fuel was $3.17 in 2012 as compared to an average price per gallon of $3.11 in 2011, an increase of 2.0%. We have not entered into any transactions to hedge our fuel consumption.

Capacity

Total system capacity for 2012 increased 2.0% as compared to 2011. The increase in capacity was driven by our strong operating performance, which led to higher completion factors, and our fleet replacement program. During 2012 we replaced 15 Boeing 737 aircraft with 12 larger gauge, more modern and fuel-efficient new Airbus A321 aircraft.

Cost Control

We remain committed to maintaining a low cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: the health of the economy and the price of fuel. Our mainline costs per available seat mile (“CASM”) excluding special items, fuel and profit sharing increased 0.04 cents, or 0.5%, from 8.35 cents in 2011 to 8.39 cents in 2012. This increase was primarily due to higher costs associated with other variable compensation programs driven by our record profitability and a 166% increase in the price of our common stock from $5.07 to $13.50 during 2012.

The following table details our mainline CASM for the years ended December 31, 2012 and 2011:

	2012	2011	Percent Increase (Decrease)
	(In cents)
Mainline CASM excluding special items, fuel and profit sharing:
Total mainline CASM	13.22	13.09	1.1
Special items, net	(0.05)	(0.03)	38.3
Aircraft fuel and related taxes	(4.70)	(4.68)	0.4
Profit sharing	(0.08)	(0.02)	nm

Total mainline CASM excluding special items, fuel and profit sharing (1)	8.39	8.35	0.5

(1)	We believe that the presentation of mainline CASM excluding fuel is useful to investors as both the cost and availability of fuel are subject to many economic and political factors beyond our control, and excluding special items and profit sharing provides investors the ability to measure financial performance in a way that is more indicative of our ongoing performance and is more comparable to measures reported by other major airlines. Management uses mainline CASM excluding special items, fuel and profit sharing to evaluate our operating performance. Amounts may not recalculate due to rounding.

Customer Service

We are committed to consistently delivering safe, reliable and convenient service to our customers in every aspect of our operation.

During 2012 we continued our work to enhance our customers’ experience. As described above in our discussion of capacity, we are continuing our fleet replacement program and replacing older aircraft with larger more modern and fuel-efficient new Airbus aircraft. Additionally, we completed the installation of the Envoy Suite, the airline’s fully lie-flat business-class seats with an on-demand in-flight entertainment system, on our fleet of wide-body Airbus A330-300 aircraft, expanded our Wi-Fi internet service to more than 80% of our domestic Embraer and Airbus narrow body fleet, and launched our PreferredAccess program, which gives our customers priority check in and boarding. In 2012, we also launched DineFresh, a premium meal option for customers flying in Economy class to Europe, the Middle East and South America, and we are the only U.S.-based carrier to offer this service.

Outstanding efforts from our employees drove record operational performance in 2012, as we achieved our best on-time performance, highest completion factor and lowest mishandled baggage ratio in our Company’s history. During 2012 we also earned three first place monthly rankings for on-time performance and three first place monthly rankings for baggage handling among the big hub-and-spoke carriers as reported by the DOT Air Travel Consumer Report.

We reported the following operating statistics to the DOT for mainline operations for the years ended December 31, 2012 and 2011:

	2012	2011	Better (Worse)
On-time performance (a)	85.9	79.8	6.1	pts
Completion factor (b)	99.0	98.4	0.6	pts
Mishandled baggage (c)	2.14	2.70	20.7%
Customer complaints (d)	1.74	1.92	9.4%

(a)	Percentage of reported flight operations arriving on time as defined by the DOT.
(b)	Percentage of scheduled flight operations completed.
(c)	Rate of mishandled baggage reports per 1,000 passengers.
(d)	Rate of customer complaints filed with the DOT per 100,000 enplanements.

Liquidity Position

As of December 31, 2012, our total cash, cash equivalents, investments in marketable securities and restricted cash was $2.71 billion, of which $336 million was restricted.

	December 31, 2012	December 31, 2011
	(In millions)
Cash, cash equivalents and investments in marketable securities	$2,376	$1,947
Long-term restricted cash	336	365

Total cash, cash equivalents, investments in marketable securities and restricted cash	$2,712	$2,312

The improvement in our liquidity in 2012 was due primarily to our record profitability resulting from the strong revenue environment. An April 2012 loan agreement, pursuant to which US Airways borrowed an aggregate principal amount of $100 million, also contributed to the improvement.

Long-term restricted cash primarily includes cash collateral to secure workers’ compensation claims and credit card processing holdback requirements for advance ticket sales for which US Airways has not yet provided air transportation.

2013 Outlook

We have taken significant actions over the last few years to align capacity with demand, focus our network on our four key markets, introduce new ancillary revenue streams, control costs and continue our exceptional operating reliability. Although it is difficult to predict the price of oil, the strength of the economy or the capacity actions of other airlines, we believe that we are positioned well.

US Airways Group’s Results of Operations

In 2012, we realized operating income of $856 million and income before income taxes of $637 million. We experienced growth in revenues in 2012 due to a strong pricing environment resulting from ongoing industry capacity discipline and consumer demand for air travel. Our 2012 results were also impacted by recognition of $100 million in net special credits.

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

The table below presents our pre-tax special charges (credits) (in millions):

	Year Ended December 31,
	2012	2011	2010
Mainline operating special items, net (a)	$34	$24	$5
Express operating special items, net	3	2	(1)
Nonoperating special items, net (b)	(137)	(7)	(59)

Total	$(100)	$19	$(55)

(a)	The 2012 and 2011 periods consisted primarily of corporate transaction and auction rate securities arbitration costs.

The 2010 period consisted of a $6 million non-cash charge related to the decline in value of certain spare parts, $5 million in aircraft costs related to capacity reductions and other net special charges of $10 million, which included a settlement and corporate transaction costs. These costs were offset in part by a $16 million refund of Aviation Security Infrastructure Fee (“ASIF”) previously paid to the TSA during the years 2005 to 2009.

(b)	The 2012 period primarily consisted of a $142 million gain related to the slot transaction with Delta, offset in part by $3 million in debt prepayment penalties and non-cash write offs of certain debt issuance costs related to the refinancing of two Airbus aircraft.

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

At December 31, 2012, we had approximately $1.50 billion of gross NOLs to reduce future federal taxable income. To the extent profitable, all of our NOLs are expected to be available to reduce federal taxable income in the calendar year 2013. The NOLs expire during the years 2025 through 2031. Our net deferred tax assets, which include $1.42 billion of the NOLs, are subject to a full valuation allowance. At December 31, 2012, the federal and state valuation allowances were $118 million and $42 million, respectively, which includes $32 million allocated to certain capital loss carryforwards. In accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), utilization of the NOLs will result in a corresponding decrease in the valuation allowance and offset our tax provision dollar for dollar.

When profitable, we are ordinarily subject to AMT. However as the result of a special tax election made in 2009, we were able to utilize AMT NOLs to fully offset our AMT taxable income for each of the years ended 2012, 2011 and 2010.

For the year ended December 31, 2012, we recognized an AMT credit of $2 million resulting from our elections under applicable sections of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. In addition, we did not record federal income tax expense and recorded $2 million of state income tax expense related to certain states where NOLs were limited or unavailable to be used.

For the year ended December 31, 2011, we recorded a special non-cash tax charge of $21 million in connection with the sale of our final remaining investment in auction rate securities in July 2011. This charge recognized in the statement of operations the tax provision that was recorded in other comprehensive income, a subset of stockholders’ equity, in the fourth quarter of 2009. In addition, we recognized an AMT credit of $2 million resulting from our elections under applicable sections of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. We did not record any additional federal income tax expense and recorded a nominal amount of state income tax expense related to certain states where NOLs were limited or unavailable to be used.

For the year ended December 31, 2010, we did not record federal income tax expense and recorded a nominal amount of state income tax expense related to certain states where NOLs were limited or unavailable to be used.

The table below sets forth our selected mainline and express operating data:

				Increase		Increase
	Year Ended December 31,			(Decrease)		(Decrease)
	2012	2011	2010	2012-2011		2011-2010
Mainline
Revenue passenger miles (millions) (a)	62,435	60,779	58,977	2.7%		3.1%
Available seat miles (millions) (b)	74,211	72,603	71,588	2.2%		1.4%
Passenger load factor (percent) (c)	84.1	83.7	82.4	0.4	pts	1.3	pts
Yield (cents) (d)	14.38	13.99	12.96	2.8%		7.9%
Passenger revenue per available seat mile (cents) (e)	12.10	11.71	10.68	3.3%		9.6%
Operating cost per available seat mile (cents) (f)	13.22	13.09	11.73	1.1%		11.6%
Passenger enplanements (thousands) (g)	54,277	52,959	51,853	2.5%		2.1%
Departures (thousands)	449	452	451	(0.5)%		0.2%
Aircraft at end of period	340	340	339	—%		0.3%
Block hours (thousands) (h)	1,209	1,217	1,199	(0.7)%		1.6%
Average stage length (miles) (i)	1,004	991	981	1.4%		0.9%
Average passenger journey (miles) (j)	1,704	1,691	1,674	0.8%		1.0%
Fuel consumption (gallons in millions)	1,102	1,095	1,073	0.6%		2.0%
Average aircraft fuel price including related taxes (dollars per gallon)	3.17	3.11	2.24	2.0%		38.7%
Full time equivalent employees at end of period	31,236	31,548	30,871	(1.0)%		2.2%
Express (k)
Revenue passenger miles (millions) (a)	10,883	10,542	10,616	3.2%		(0.7)%
Available seat miles (millions) (b)	14,214	14,070	14,230	1.0%		(1.1)%
Passenger load factor (percent) (c)	76.6	74.9	74.6	1.7	pts	0.3	pts
Yield (cents) (d)	30.56	29.03	26.57	5.3%		9.3%
Passenger revenue per available seat mile (cents) (e)	23.40	21.75	19.83	7.6%		9.7%
Operating cost per available seat mile (cents) (f)	22.24	22.23	19.18	0.1%		15.9%
Passenger enplanements (thousands) (g)	28,269	27,613	27,707	2.4%		(0.3)%
Aircraft at end of period	282	283	281	(0.4)%		0.7%
Fuel consumption (gallons in millions)	345	338	336	1.9%		0.5%
Average aircraft fuel price including related taxes (dollars per gallon)	3.19	3.12	2.29	2.0%		36.7%
Total Mainline and Express
Revenue passenger miles (millions) (a)	73,318	71,321	69,593	2.8%		2.5%
Available seat miles (millions) (b)	88,425	86,673	85,818	2.0%		1.0%
Passenger load factor (percent) (c)	82.9	82.3	81.1	0.6	pts	1.2	pts
Yield (cents) (d)	16.78	16.21	15.04	3.5%		7.8%
Passenger revenue per available seat mile (cents) (e)	13.92	13.34	12.20	4.3%		9.4%
Total revenue per available seat mile (cents) (l)	15.64	15.06	13.88	3.9%		8.5%
Passenger enplanements (thousands) (g)	82,546	80,572	79,560	2.5%		1.3%
Aircraft at end of period	622	623	620	(0.2)%		0.5%
Fuel consumption (gallons in millions)	1,447	1,433	1,409	0.9%		1.7%
Average aircraft fuel price including related taxes (dollars per gallon)	3.17	3.11	2.25	2.0%		38.2%

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. One RPM represents one passenger flown one mile.
(b)	Available seat mile (“ASM”) — A basic measure of production. One ASM represents one seat flown one mile.
(c)	Passenger load factor — The percentage of available seats that are filled with revenue passengers.
(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by RPMs.
(e)	Passenger revenue per available seat mile (“PRASM”) — Passenger revenues divided by ASMs.

(f)	Operating cost per available seat mile (“CASM”) — Operating expenses divided by ASMs.
(g)	Passenger enplanements — The number of passengers on board an aircraft, including local, connecting and through passengers.
(h)	Block hours — The hours measured from the moment an aircraft first moves under its own power, including taxi time, for the purposes of flight until the aircraft is docked at the next point of landing and its power is shut down.
(i)	Average stage length — The average of the distances flown on each segment of every route.
(j)	Average passenger journey — The average one-way trip measured in miles for one passenger origination.
(k)	Express statistics include Piedmont and PSA, as well as operating and financial results from capacity purchase agreements with Air Wisconsin Airlines Corporation, Republic Airline, Inc., Mesa Airlines, Inc., Chautauqua Airlines, Inc. and SkyWest Airlines, Inc.
(l)	Total revenue per available seat mile (“RASM”) — Total revenues divided by total mainline and express ASMs.

2012 Compared With 2011

Operating Revenues:

	2012	2011	Percent Increase (Decrease)
	(In millions)
Operating revenues:
Mainline passenger	$8,979	$8,501	5.6
Express passenger	3,326	3,061	8.7
Cargo	155	170	(8.4)
Other	1,371	1,323	3.6

Total operating revenues	$13,831	$13,055	5.9

Total operating revenues in 2012 were $13.83 billion as compared to $13.06 billion in 2011, an increase of $776 million, or 5.9%. Significant changes in the components of operating revenues are as follows:

•

Mainline passenger revenues were $8.98 billion in 2012 as compared to $8.50 billion in 2011. Mainline RPMs increased 2.7% as mainline capacity, as measured by ASMs, increased 2.2%, resulting in a 0.4 point increase in load factor to 84.1%. Mainline passenger yield increased 2.8% to 14.38 cents in 2012 from 13.99 cents in 2011. Mainline PRASM increased 3.3% to 12.10 cents in 2012 from 11.71 cents in 2011. These increases in mainline yield and PRASM were due principally to the strong revenue environment resulting from ongoing industry capacity discipline and consumer demand for air travel.

•

Express passenger revenues were $3.33 billion in 2012 as compared to $3.06 billion in 2011. Express RPMs increased 3.2% as express capacity, as measured by ASMs, increased 1.0%, resulting in a 1.7 point increase in load factor to 76.6%. Express passenger yield increased by 5.3% to 30.56 cents in 2012 from 29.03 cents in 2011. Express PRASM increased 7.6% to 23.40 cents in 2012 from 21.75 cents in 2011. These increases in express yield and PRASM were the result of the same strong revenue environment discussed in mainline passenger revenues above. The availability of first class seating on certain US Airways Express regional jets during 2012 also contributed to the increase.

•

Cargo revenues were $155 million in 2012, a decrease of $15 million, or 8.4%, from 2011. The decrease in cargo revenues was primarily due to decreases in international freight volumes driven by uncertainty surrounding the European economy.

•

Other revenues were $1.37 billion in 2012, an increase of $48 million, or 3.6%, from 2011. The increase in other revenues was driven primarily by higher revenues associated with our frequent flyer program and increases in the volume of passenger ticketing change fees.

Operating Expenses:

	2012	2011	Percent Increase (Decrease)
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$3,489	$3,400	2.6
Salaries and related costs	2,488	2,272	9.5
Aircraft rent	643	646	(0.5)
Aircraft maintenance	672	679	(1.0)
Other rent and landing fees	556	555	0.3
Selling expenses	466	454	2.8
Special items, net	34	24	41.4
Depreciation and amortization	245	237	3.1
Other	1,220	1,235	(1.2)

Total mainline operating expenses	9,813	9,502	3.3
Express expenses:
Fuel	1,098	1,056	3.9
Other	2,064	2,071	(0.4)

Total express expenses	3,162	3,127	1.1

Total operating expenses	$12,975	$12,629	2.7

Total operating expenses were $12.98 billion in 2012, an increase of $346 million, or 2.7%, compared to 2011. The increase in operating expenses was primarily driven by a $216 million, or 9.5%, increase in salaries and related costs as well as a $131 million, or 2.9%, increase in mainline and express fuel costs. The increase in salaries and related costs was primarily due to profit sharing and other variable compensation programs driven by our record profitability and the 166% increase in the price of our common stock during 2012. Fuel costs increased as the average price per gallon of fuel increased 2.0% to $3.17 in 2012 from $3.11 in 2011, on a 0.9% increase in consumption.

Mainline Operating Expenses per ASM:

Our mainline CASM increased 0.13 cents, or 1.1%, from 13.09 cents in 2011 to 13.22 cents in 2012. Excluding special items, fuel and profit sharing, our mainline CASM increased 0.04 cents, or 0.5%, from 8.35 cents in 2011 to 8.39 cents in 2012, while mainline capacity increased 2.2%.

The table below sets forth the major components of our total mainline CASM and our mainline CASM excluding special items, fuel and profit sharing for the years ended December 31, 2012 and 2011:

	2012	2011	Percent Increase (Decrease)
	(In cents)
Mainline CASM:
Aircraft fuel and related taxes	4.70	4.68	0.4
Salaries and related costs	3.35	3.13	7.1
Aircraft rent	0.87	0.89	(2.7)
Aircraft maintenance	0.91	0.94	(3.2)
Other rent and landing fees	0.75	0.76	(1.9)
Selling expenses	0.63	0.62	0.6
Special items, net	0.05	0.03	38.3
Depreciation and amortization	0.33	0.33	0.9
Other	1.64	1.70	(3.3)

Total mainline CASM	13.22	13.09	1.1
Special items, net	(0.05)	(0.03)
Aircraft fuel and related taxes	(4.70)	(4.68)
Profit sharing	(0.08)	(0.02)

Total mainline CASM excluding special items, fuel and profit sharing (1)	8.39	8.35	0.5

(1)	We believe that the presentation of mainline CASM excluding fuel is useful to investors as both the cost and availability of fuel are subject to many economic and political factors beyond our control, and excluding special items and profit sharing provides investors the ability to measure financial performance in a way that is more indicative of our ongoing performance and is more comparable to measures reported by other major airlines. Management uses mainline CASM excluding special items, fuel and profit sharing to evaluate our operating performance. Amounts may not recalculate due to rounding.

Significant changes in the components of mainline operating expense per ASM are as follows:

•	Aircraft fuel and related taxes per ASM increased 0.4% primarily due to a 2.0% increase in the average price per gallon of fuel to $3.17 in 2012 from $3.11 in 2011.

•

Salaries and related costs per ASM increased 7.1% primarily due to profit sharing and other variable compensation programs driven by our record profitability and a 166% increase in the price of our common stock from $5.07 to $13.50 during 2012.

Express Operating Expenses:

Total express expenses increased $35 million, or 1.1%, in 2012 to $3.16 billion from $3.13 billion in 2011. The year-over-year increase was primarily driven by a $42 million, or 3.9%, increase in fuel costs. The average price per gallon of fuel increased 2.0% to $3.19 in 2012 from $3.12 in 2011, on a 1.9% increase in fuel consumption.

Nonoperating Income (Expense):

	2012	2011	Percent Increase (Decrease)
	(In millions)
Nonoperating income (expense):
Interest income	$2	$4	(62.3)
Interest expense, net	(343)	(327)	4.8
Other, net	122	(13)	nm

Total nonoperating expense, net	$(219)	$(336)	(34.7)

Other nonoperating income of $122 million in 2012 consisted primarily of a $142 million special gain related to the slot transaction with Delta. See Note 14 to the consolidated financial statements included in Part II, Item 8A of this report for more information on the Delta transaction. This gain was offset in part by $10 million in net foreign currency losses as a result of the overall strengthening of the U.S. dollar in 2012 and $3 million in special charges for debt prepayment penalties and non-cash write offs of certain debt issuance costs related to the refinancing of two Airbus aircraft.

Other nonoperating expense of $13 million in 2011 consisted primarily of $17 million in net foreign currency losses as a result of the overall strengthening of the U.S. dollar in 2011, offset by $7 million in net special credits. The net special credits included a $15 million credit in connection with an award received in an arbitration involving investments in auction rate securities, offset in part by $6 million for debt prepayment penalties and non-cash write offs of certain debt issuance costs related to the refinancing of five Airbus aircraft as well as $2 million for losses related to investments in auction rate securities.

2011 Compared With 2010

Operating Revenues:

	2011	2010	Percent Increase (Decrease)
	(In millions)
Operating revenues:
Mainline passenger	$8,501	$7,645	11.2
Express passenger	3,061	2,821	8.5
Cargo	170	149	13.8
Other	1,323	1,293	2.4

Total operating revenues	$13,055	$11,908	9.6

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

Operating Expenses:

	2011	2010	Percent Increase (Decrease)
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$3,400	$2,403	41.4
Salaries and related costs	2,272	2,244	1.3
Aircraft rent	646	670	(3.6)
Aircraft maintenance	679	661	2.6
Other rent and landing fees	555	549	1.1
Selling expenses	454	421	7.7
Special items, net	24	5	nm
Depreciation and amortization	237	248	(4.5)
Other	1,235	1,197	3.2

Total mainline operating expenses	9,502	8,398	13.1
Express expenses:
Fuel	1,056	769	37.4
Other	2,071	1,960	5.6

Total express expenses	3,127	2,729	14.6

Total operating expenses	$12,629	$11,127	13.5

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

The table below sets forth the major components of our total mainline CASM and our mainline CASM excluding special items, fuel and profit sharing for the years ended December 31, 2011 and 2010:

	2011	2010	Percent Increase (Decrease)
	(In cents)
Mainline CASM:
Aircraft fuel and related taxes	4.68	3.36	39.5
Salaries and related costs	3.13	3.13	—
Aircraft rent	0.89	0.93	(4.9)
Aircraft maintenance	0.94	0.92	1.2
Other rent and landing fees	0.76	0.77	(0.3)
Selling expenses	0.62	0.59	6.2
Special items, net	0.03	0.01	nm
Depreciation and amortization	0.33	0.35	(5.8)
Other	1.70	1.67	1.7

Total mainline CASM	13.09	11.73	11.6
Special items, net	(0.03)	(0.01)
Aircraft fuel and related taxes	(4.68)	(3.36)
Profit sharing	(0.02)	(0.07)

Total mainline CASM excluding special items, fuel and profit sharing (1)	8.35	8.30	0.6

(1)	We believe that the presentation of mainline CASM excluding fuel is useful to investors as both the cost and availability of fuel are subject to many economic and political factors beyond our control, and excluding special items and profit sharing provides investors the ability to measure financial performance in a way that is more indicative of our ongoing performance and is more comparable to measures reported by other major airlines. Management uses mainline CASM excluding special items, fuel and profit sharing to evaluate our operating performance. Amounts may not recalculate due to rounding.

Significant changes in the components of mainline operating expense per ASM are as follows:

•	Aircraft fuel and related taxes per ASM increased 39.5% primarily due to a 38.7% increase in the average price per gallon of fuel to $3.11 in 2011 from $2.24 in 2010.

•	Selling expenses per ASM increased 6.2% primarily due to higher credit card fees as a result of the increase in passenger revenues in 2011.

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

Nonoperating Income (Expense):

	2011	2010	Percent Increase (Decrease)
	(In millions)
Nonoperating income (expense):
Interest income	$4	$13	(66.6)
Interest expense, net	(327)	(329)	(0.5)
Other, net	(13)	37	nm

Total nonoperating expense, net	$(336)	$(279)	20.8

Other nonoperating expense of $13 million in 2011 consisted primarily of $17 million in net foreign currency losses as a result of the overall strengthening of the U.S. dollar in 2011, offset by $7 million in net special credits. The net special credits included a $15 million credit in connection with an award received in an arbitration involving investments in auction rate securities, offset in part by $6 million for debt prepayment penalties and non-cash write offs of certain debt issuance costs related to the refinancing of five Airbus aircraft as well as $2 million for losses related to investments in auction rate securities.

Other nonoperating income of $37 million in 2010 consisted primarily of $53 million of net realized gains related to the sale of certain investments in auction rate securities as well as an $11 million settlement gain. These gains were offset in part by $17 million in net foreign currency losses as a result of the overall strengthening of the U.S. dollar in 2010 and $5 million in non-cash write offs of certain debt issuance costs.

US Airways’ Results of Operations

In 2012, US Airways realized operating income of $822 million and income before income taxes of $701 million. US Airways experienced growth in revenues in 2012 due to a strong pricing environment resulting from ongoing industry capacity discipline and consumer demand for air travel. US Airways’ 2012 results were also impacted by recognition of $103 million in net special credits.

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

The table below presents US Airways’ pre-tax special charges (credits) (in millions):

	Year Ended December 31,
	2012	2011	2010
Mainline operating special items, net (a)	$34	$24	$5
Nonoperating special items, net (b)	(137)	(7)	(59)

Total	$(103)	$17	$(54)

(a)	The 2012 and 2011 periods consisted primarily of corporate transaction and auction rate securities arbitration costs.

The 2010 period consisted of a $6 million non-cash charge related to the decline in value of certain spare parts, $5 million in aircraft costs related to capacity reductions and other net special charges of $10 million, which included a settlement and corporate transaction costs. These costs were offset in part by a $16 million refund of ASIF previously paid to the TSA during the years 2005 to 2009.

(b)	The 2012 period primarily consisted of a $142 million gain related to the slot transaction with Delta, offset in part by $3 million in debt prepayment penalties and non-cash write offs of certain debt issuance costs related to the refinancing of two Airbus aircraft.

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

At December 31, 2012, US Airways had approximately $1.44 billion of gross NOLs to reduce future federal taxable income. To the extent profitable, all of US Airways’ NOLs are expected to be available to reduce federal taxable income in the calendar year 2013. The NOLs expire during the years 2025 through 2031. US Airways’ net deferred tax assets, which include $1.38 billion of the NOLs, are subject to a full valuation allowance. At December 31, 2012, the federal and state valuation allowances were $126 million and $42 million, respectively, which includes $32 million allocated to certain capital loss carryforwards. In accordance with GAAP, utilization of the NOLs will result in a corresponding decrease in the valuation allowance and offset US Airways’ tax provision dollar for dollar.

When profitable, US Airways is ordinarily subject to AMT. However as the result of a special tax election made in 2009, US Airways was able to utilize AMT NOLs to fully offset its AMT taxable income for each of the years ended 2012, 2011 and 2010.

For the year ended December 31, 2012, US Airways recognized an AMT credit of $2 million resulting from its elections under applicable sections of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. In addition, US Airways did not record federal income tax expense and recorded $1 million of state income tax expense related to certain states where NOLs were limited or unavailable to be used.

For the year ended December 31, 2011, US Airways recorded a special non-cash tax charge of $21 million in connection with the sale of its final remaining investment in auction rate securities in July 2011. This charge recognized in the statement of operations the tax provision that was recorded in other comprehensive income, a subset of stockholder’s equity, in the fourth quarter of 2009. In addition, US Airways recognized an AMT credit of $2 million resulting from its elections under applicable sections of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. US Airways did not record any additional federal income tax expense and recorded a nominal amount of state income tax expense related to certain states where NOLs were limited or unavailable to be used.

For the year ended December 31, 2010, US Airways did not record federal income tax expense and recorded $1 million of state income tax expense related to certain states where NOLs were limited or unavailable to be used.

The table below sets forth US Airways’ selected mainline and express operating data:

				Increase		Increase
	Year Ended December 31,			(Decrease)		(Decrease)
	2012	2011	2010	2012-2011		2011-2010
Mainline
Revenue passenger miles (millions) (a)	62,435	60,779	58,977	2.7%		3.1%
Available seat miles (millions) (b)	74,211	72,603	71,588	2.2%		1.4%
Passenger load factor (percent) (c)	84.1	83.7	82.4	0.4	pts	1.3	pts
Yield (cents) (d)	14.38	13.99	12.96	2.8%		7.9%
Passenger revenue per available seat mile (cents) (e)	12.10	11.71	10.68	3.3%		9.6%
Aircraft at end of period	340	340	339	—%		0.3%
Fuel consumption (gallons in millions)	1,102	1,095	1,073	0.6%		2.0%
Average aircraft fuel price including related taxes (dollars per gallon)	3.17	3.11	2.24	2.0%		38.7%
Express (f)
Revenue passenger miles (millions) (a)	10,883	10,542	10,616	3.2%		(0.7)%
Available seat miles (millions) (b)	14,214	14,070	14,230	1.0%		(1.1)%
Passenger load factor (percent) (c)	76.6	74.9	74.6	1.7	pts	0.3	pts
Yield (cents) (d)	30.56	29.03	26.57	5.3%		9.3%
Passenger revenue per available seat mile (cents) (e)	23.40	21.75	19.83	7.6%		9.7%
Aircraft at end of period	282	283	281	(0.4)%		0.7%
Fuel consumption (gallons in millions)	345	338	336	1.9%		0.5%
Average aircraft fuel price including related taxes (dollars per gallon)	3.19	3.13	2.29	1.9%		36.6%
Total Mainline and Express
Revenue passenger miles (millions) (a)	73,318	71,321	69,593	2.8%		2.5%
Available seat miles (millions) (b)	88,425	86,673	85,818	2.0%		1.0%
Passenger load factor (percent) (c)	82.9	82.3	81.1	0.6	pts	1.2	pts
Yield (cents) (d)	16.78	16.21	15.04	3.5%		7.8%
Passenger revenue per available seat mile (cents) (e)	13.92	13.34	12.20	4.3%		9.4%
Total revenue per available seat mile (cents) (g)	15.82	15.24	14.05	3.8%		8.5%
Aircraft at end of period	622	623	620	(0.2)%		0.5%
Fuel consumption (gallons in millions)	1,447	1,433	1,409	0.9%		1.7%
Average aircraft fuel price including related taxes (dollars per gallon)	3.17	3.11	2.25	1.9%		38.2%

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. One RPM represents one passenger flown one mile.
(b)	Available seat mile (“ASM”) — A basic measure of production. One ASM represents one seat flown one mile.
(c)	Passenger load factor — The percentage of available seats that are filled with revenue passengers.
(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by RPMs.

(e)	Passenger revenue per available seat mile (“PRASM”) — Passenger revenues divided by ASMs.
(f)	Express statistics include Piedmont and PSA, as well as operating and financial results from capacity purchase agreements with Air Wisconsin Airlines Corporation, Republic Airline, Inc., Mesa Airlines, Inc., Chautauqua Airlines, Inc. and SkyWest Airlines, Inc.
(g)	Total revenue per available seat mile (“RASM”) — Total revenues divided by total mainline and express ASMs.

2012 Compared With 2011

Operating Revenues:

	2012	2011	Percent Increase (Decrease)
	(In millions)
Operating revenues:
Mainline passenger	$8,979	$8,501	5.6
Express passenger	3,326	3,061	8.7
Cargo	155	170	(8.4)
Other	1,532	1,476	3.7

Total operating revenues	$13,992	$13,208	5.9

Total operating revenues in 2012 were $13.99 billion as compared to $13.21 billion in 2011, an increase of $784 million, or 5.9%. Significant changes in the components of operating revenues are as follows:

•

Mainline passenger revenues were $8.98 billion in 2012 as compared to $8.50 billion in 2011. Mainline RPMs increased 2.7% as mainline capacity, as measured by ASMs, increased 2.2%, resulting in a 0.4 point increase in load factor to 84.1%. Mainline passenger yield increased 2.8% to 14.38 cents in 2012 from 13.99 cents in 2011. Mainline PRASM increased 3.3% to 12.10 cents in 2012 from 11.71 cents in 2011. These increases in mainline yield and PRASM were due principally to the strong revenue environment resulting from ongoing industry capacity discipline and consumer demand for air travel.

•

Express passenger revenues were $3.33 billion in 2012 as compared to $3.06 billion in 2011. Express RPMs increased 3.2% as express capacity, as measured by ASMs, increased 1.0%, resulting in a 1.7 point increase in load factor to 76.6%. Express passenger yield increased by 5.3% to 30.56 cents in 2012 from 29.03 cents in 2011. Express PRASM increased 7.6% to 23.40 cents in 2012 from 21.75 cents in 2011. These increases in express yield and PRASM were the result of the same strong revenue environment discussed in mainline passenger revenues above. The availability of first class seating on certain US Airways Express regional jets during 2012 also contributed to the increase.

•

Cargo revenues were $155 million in 2012, a decrease of $15 million, or 8.4%, from 2011. The decrease in cargo revenues was primarily due to decreases in international freight volumes driven by uncertainty surrounding the European economy.

•

Other revenues were $1.53 billion in 2012, an increase of $56 million, or 3.7%, from 2011. The increase in other revenues was driven primarily by higher revenues associated with US Airways’ frequent flyer program and increases in the volume of passenger ticketing change fees.

Operating Expenses:

	2012	2011	Percent Increase (Decrease)
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$3,489	$3,400	2.6
Salaries and related costs	2,488	2,272	9.5
Aircraft rent	643	646	(0.5)
Aircraft maintenance	672	679	(1.0)
Other rent and landing fees	556	555	0.3
Selling expenses	466	454	2.8
Special items, net	34	24	41.4
Depreciation and amortization	254	247	3.0
Other	1,260	1,269	(0.8)

Total mainline operating expenses	9,862	9,546	3.3
Express expenses:
Fuel	1,099	1,058	3.8
Other	2,209	2,170	1.8

Total express expenses	3,308	3,228	2.5

Total operating expenses	$13,170	$12,774	3.1

Total operating expenses were $13.17 billion in 2012, an increase of $396 million, or 3.1%, compared to 2011. The increase in operating expenses was primarily driven by a $216 million, or 9.5%, increase in salaries and related costs as well as a $130 million, or 2.9%, increase in mainline and express fuel costs. The increase in salaries and related costs was primarily due to profit sharing and other variable compensation programs driven by US Airways’ record profitability and the 166% increase in the price of US Airways Group’s common stock during 2012. Fuel costs increased as the average price per gallon of fuel increased 1.9% to $3.17 in 2012 from $3.11 in 2011, on a 0.9% increase in consumption.

Mainline Operating Expenses:

Significant changes in the components of mainline operating expense are as follows:

•	Aircraft fuel and related taxes increased 2.6% primarily due to a 2.0% increase in the average price per gallon of fuel to $3.17 in 2012 from $3.11 in 2011.

•

Salaries and related costs increased 9.5% primarily due to profit sharing and other variable compensation programs driven by US Airways’ record profitability and a 166% increase in the price of US Airways Group’s common stock from $5.07 to $13.50 during 2012.

Express Operating Expenses:

Total express expenses increased $80 million, or 2.5%, in 2012 to $3.31 billion from $3.23 billion in 2011. The year-over-year increase was primarily driven by a $41 million, or 3.8%, increase in fuel costs and a $39 million, or 1.8%, increase in other express expenses. The average price per gallon of fuel increased 1.9% to $3.19 in 2012 from $3.13 in 2011, on a 1.9% increase in fuel consumption. The increase in other express expenses was driven by higher amounts paid under capacity purchase agreements.

Nonoperating Income (Expense):

	2012	2011	Percent Increase (Decrease)
	(In millions)
Nonoperating income (expense):
Interest income	$2	$4	(62.3)
Interest expense, net	(244)	(225)	8.5
Other, net	121	(14)	nm

Total nonoperating expense, net	$(121)	$(235)	(48.6)

Other nonoperating income of $121 million in 2012 consisted primarily of a $142 million special gain related to the slot transaction with Delta. See Note 13 to the consolidated financial statements included in Part II, Item 8B of this report for more information on the Delta transaction. This gain was offset in part by $10 million in net foreign currency losses as a result of the overall strengthening of the U.S. dollar in 2012 and $3 million in special charges for debt prepayment penalties and non-cash write offs of certain debt issuance costs related to the refinancing of two Airbus aircraft.

Other nonoperating expense of $14 million in 2011 consisted primarily of $17 million in net foreign currency losses as a result of the overall strengthening of the U.S. dollar in 2011, offset by $7 million in net special credits. The net special credits included a $15 million credit in connection with an award received in an arbitration involving investments in auction rate securities, offset in part by $6 million for debt prepayment penalties and non-cash write offs of certain debt issuance costs related to the refinancing of five Airbus aircraft as well as $2 million for losses related to investments in auction rate securities.

2011 Compared With 2010

Operating Revenues:

	2011	2010	Percent Increase (Decrease)
	(In millions)
Operating revenues:
Mainline passenger	$8,501	$7,645	11.2
Express passenger	3,061	2,821	8.5
Cargo	170	149	13.8
Other	1,476	1,440	2.6

Total operating revenues	$13,208	$12,055	9.6

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

Operating Expenses:

	2011	2010	Percent Increase (Decrease)
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$3,400	$2,403	41.4
Salaries and related costs	2,272	2,244	1.3
Aircraft rent	646	670	(3.6)
Aircraft maintenance	679	661	2.6
Other rent and landing fees	555	549	1.1
Selling expenses	454	421	7.7
Special items, net	24	5	nm
Depreciation and amortization	247	258	(4.3)
Other	1,269	1,223	3.8

Total mainline operating expenses	9,546	8,434	13.2
Express expenses:
Fuel	1,058	770	37.3
Other	2,170	2,070	4.9

Total express expenses	3,228	2,840	13.7

Total operating expenses	$12,774	$11,274	13.3

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

Nonoperating Income (Expense):

	2011	2010	Percent Increase (Decrease)
	(In millions)
Nonoperating income (expense):
Interest income	$4	$13	(66.6)
Interest expense, net	(225)	(233)	(3.8)
Other, net	(14)	39	nm

Total nonoperating expense, net	$(235)	$(181)	28.9

Other nonoperating expense of $14 million in 2011 consisted primarily of $17 million in net foreign currency losses as a result of the overall strengthening of the U.S. dollar in 2011, offset by $7 million in net special credits. The net special credits included a $15 million credit in connection with an award received in an arbitration involving investments in auction rate securities, offset in part by $6 million for debt prepayment penalties and non-cash write offs of certain debt issuance costs related to the refinancing of five Airbus aircraft as well as $2 million for losses related to investments in auction rate securities.

Other nonoperating income of $39 million in 2010 consisted primarily of $53 million of net realized gains related to the sale of certain investments in auction rate securities as well as an $11 million settlement gain. These gains were offset in part by $17 million in net foreign currency losses as a result of the overall strengthening of the U.S. dollar in 2010 and $5 million in non-cash write offs of certain debt issuance costs.

Liquidity and Capital Resources

As of December 31, 2012, our total cash, cash equivalents, investments in marketable securities and restricted cash was $2.71 billion, of which $336 million was restricted.

Sources and Uses of Cash

US Airways Group

2012 Compared to 2011

Operating Activities

Net cash provided by operating activities was $1.02 billion and $472 million in 2012 and 2011, respectively, a year-over-year improvement of $545 million. This increase was due principally to our record profits in 2012 resulting from the growth in revenues driven by ongoing industry capacity discipline and consumer demand for air travel.

Investing Activities

Net cash used in investing activities was $844 million and $472 million in 2012 and 2011, respectively.

Principal investing activities in 2012 included expenditures of $610 million for property and equipment and consisted primarily of the purchase of 10 Airbus aircraft and costs related to the installation of the Envoy Suite on wide-body Airbus A330-300 aircraft. Investing activities also included expenditures of $165 million for pre-delivery deposits for 34 Airbus aircraft on order and purchases of marketable securities of $100 million. These cash outflows were offset in part by a $29 million decrease in restricted cash. Restricted cash decreased primarily due to a change in the amount of holdback held by certain credit card processors for advance ticket sales for which US Airways had not yet provided air transportation.

Principal investing activities in 2011 included expenditures of $493 million for property and equipment and consisted primarily of the purchase of eight Airbus aircraft and various additions related to information technology, rotable parts, ground service and other flight equipment. Investing activities also included expenditures of $100 million for pre-delivery deposits for 24 Airbus aircraft on order and purchases of marketable securities of $30 million. These cash outflows were offset in part by cash proceeds of $82 million from sales of marketable securities, which included $52 million related to the liquidation of our final remaining investments in auction rate securities, and net cash proceeds of $63 million obtained in the slot transaction with Delta.

Financing Activities

Net cash provided by financing activities was $156 million and $88 million in 2012 and 2011, respectively.

Principal financing activities in 2012 included proceeds of $674 million and consisted primarily of the issuance of debt of $634 million. This included $441 million related to the issuance of equipment notes associated with the May 2012 EETC transactions and $100 million related to the slot financing transaction completed in April 2012. These cash inflows were offset in part by debt repayments of $495 million, including the repayment of $60 million in existing debt associated with two Airbus aircraft refinanced by the May 2012 EETC issuance.

Principal financing activities in 2011 included proceeds of $777 million and consisted primarily of $471 million and $53 million related to the issuance of equipment notes associated with the June 2011 and July 2011 EETC transactions, respectively. These proceeds were offset in part by debt repayments of $675 million, including the repayment of $206 million in existing debt associated with five Airbus aircraft refinanced by the June 2011 EETC issuance.

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

Principal investing activities in 2011 included expenditures of $493 million for property and equipment and consisted primarily of the purchase of eight Airbus aircraft and various additions related to information technology, rotable parts, ground service and other flight equipment. Investing activities also included expenditures of $100 million for pre-delivery deposits for 24 Airbus aircraft on order and purchases of marketable securities of $30 million. These cash outflows were offset in part by cash proceeds of $82 million from sales of marketable securities, which included $52 million related to the liquidation of our final remaining investments in auction rate securities, and net cash proceeds of $63 million obtained in the slot transaction with Delta.

Principal investing activities in 2010 included net proceeds from sales of marketable securities of $325 million, including sales of certain auction rate securities of $145 million, and a $116 million decrease in restricted cash. Restricted cash decreased primarily due to a change in the amount of holdback held by certain credit card processors for advance ticket sales for which US Airways had not yet provided air transportation. These cash inflows were offset in part by expenditures of $114 million for property and equipment and included the purchase of two Airbus aircraft. Investing activities also included expenditures of $87 million for pre-delivery deposits for 13 Airbus aircraft on order and purchases of marketable securities of $180 million.

Financing Activities

Net cash provided by financing activities was $88 million in 2011 as compared to net cash used in financing activities of $307 million in 2010.

Principal financing activities in 2011 included proceeds of $777 million and consisted primarily of $471 million and $53 million related to the issuance of equipment notes associated with the June 2011 and July 2011 EETC transactions, respectively. These proceeds were offset in part by debt repayments of $675 million, including the repayment of $206 million in existing debt associated with five Airbus aircraft refinanced by the June 2011 EETC issuance.

Principal financing activities in 2010 included debt repayments of $764 million including the repayment of existing debt associated with eight Airbus aircraft refinanced by the December 2010 EETC issuance and the repurchase of $69 million aggregate principal amount of our 7% senior convertible notes. These cash outflows were offset in part by proceeds from the issuance of debt of $467 million, which included $340 million related to the issuance of equipment notes associated with the December 2010 EETC transactions.

US Airways

2012 Compared to 2011

Operating Activities

Net cash provided by operating activities was $995 million and $440 million in 2012 and 2011, respectively, a year-over-year improvement of $555 million. This increase was due principally to US Airways’ record profits in 2012 resulting from the growth in revenues driven by ongoing industry capacity discipline and consumer demand for air travel.

Investing Activities

Net cash used in investing activities was $836 million and $460 million in 2012 and 2011, respectively.

Principal investing activities in 2012 included expenditures of $601 million for property and equipment and consisted primarily of the purchase of 10 Airbus aircraft and costs related to the installation of the Envoy Suite on wide-body Airbus A330-300 aircraft. Investing activities also included expenditures of $165 million for pre-delivery deposits for 34 Airbus aircraft on order and purchases of marketable securities of $100 million. These cash outflows were offset in part by a $29 million decrease in restricted cash. Restricted cash decreased primarily due to a change in the amount of holdback held by certain credit card processors for advance ticket sales for which US Airways had not yet provided air transportation.

Principal investing activities in 2011 included expenditures of $481 million for property and equipment and consisted primarily of the purchase of eight Airbus aircraft and various additions related to information technology, rotable parts, ground service and other flight equipment. Investing activities also included expenditures of $100 million for pre-delivery deposits for 24 Airbus aircraft on order and purchases of marketable securities of $30 million. These cash outflows were offset in part by cash proceeds of $82 million from sales of marketable securities, which included $52 million related to the liquidation of US Airways’ final remaining investments in auction rate securities, and net cash proceeds of $63 million obtained in the slot transaction with Delta.

Financing Activities

Net cash provided by financing activities was $172 million and $104 million in 2012 and 2011, respectively.

Principal financing activities in 2012 included proceeds of $674 million and consisted primarily of the issuance of debt of $634 million. This included $441 million related to the issuance of equipment notes associated with the May 2012 EETC transactions and $100 million related to the slot financing transaction completed in April 2012. These cash inflows were offset in part by debt repayments of $479 million, including the repayment of $60 million in existing debt associated with two Airbus aircraft refinanced by the May 2012 EETC issuance.

Principal financing activities in 2011 included proceeds of $777 million and consisted primarily of $471 million and $53 million related to the issuance of equipment notes associated with the June 2011 and July 2011 EETC transactions, respectively. These proceeds were offset in part by debt repayments of $659 million, including the repayment of $206 million in existing debt associated with five Airbus aircraft refinanced by the June 2011 EETC issuance.

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

Principal investing activities in 2011 included expenditures of $481 million for property and equipment and consisted primarily of the purchase of eight Airbus aircraft and various additions related to information technology, rotable parts, ground service and other flight equipment. Investing activities also included expenditures of $100 million for pre-delivery deposits for 24 Airbus aircraft on order and purchases of marketable securities of $30 million. These cash outflows were offset in part by cash proceeds of $82 million from sales of marketable securities, which included $52 million related to the liquidation of US Airways’ final remaining investments in auction rate securities, and net cash proceeds of $63 million obtained in the slot transaction with Delta.

Principal investing activities in 2010 included net proceeds from sales of marketable securities of $325 million, including sales of certain auction rate securities of $145 million, and a $116 million decrease in restricted cash. Restricted cash decreased primarily due to a change in the amount of holdback held by certain credit card processors for advance ticket sales for which US Airways had not yet provided air transportation. These cash inflows were offset in part by expenditures of $100 million for property and equipment and included the purchase of two Airbus aircraft. Investing activities also included expenditures of $87 million for pre-delivery deposits for 13 Airbus aircraft on order and purchases of marketable securities of $180 million.

Financing Activities

Net cash provided by financing activities was $104 million in 2011 as compared to net cash used in financing activities of $251 million in 2010.

Principal financing activities in 2011 included proceeds of $777 million and consisted primarily of $471 million and $53 million related to the issuance of equipment notes associated with the June 2011 and July 2011 EETC transactions, respectively. These proceeds were offset in part by debt repayments of $659 million, including the repayment of $206 million in existing debt associated with five Airbus aircraft refinanced by the June 2011 EETC issuance.

Principal financing activities in 2010 included debt repayments of $679 million including the repayment of existing debt associated with eight Airbus aircraft refinanced by the December 2010 EETC issuance. These cash outflows were offset in part by proceeds from the issuance of debt of $437 million, which included $340 million related to the issuance of equipment notes associated with the December 2010 EETC transactions.

Commitments

As of December 31, 2012, we had $4.94 billion of long-term debt and capital leases (including current maturities and before discount on debt).

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

The Citicorp credit facility bears interest at an index rate plus an applicable index margin or, at our option, LIBOR plus an applicable LIBOR margin for interest periods of one, two, three or six months. The applicable index margin, subject to adjustment, is 1.00%, 1.25% or 1.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or greater than $1 billion, respectively. The applicable LIBOR margin, subject to adjustment, is 2.00%, 2.25% or 2.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or greater than $1 billion, respectively. In addition, interest on the Citicorp credit facility may be adjusted based on the credit rating for the Citicorp credit facility as follows: (i) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least one subgrade better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be the lower of 2.25% and the rate otherwise applicable based upon the adjusted Citicorp credit facility balance and (B) the applicable index margin will be the lower of 1.25% and the rate otherwise applicable based upon the Citicorp credit facility principal balance, and (ii) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least two subgrades better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be 2.00% and (B) the applicable index margin will be 1.00%. As of December 31, 2012, the interest rate on the Citicorp credit facility was 2.71% based on a 2.50% LIBOR margin.

The Citicorp credit facility matures on March 23, 2014, and is repayable in seven annual installments with each of the first six installments to be paid on each anniversary of the closing date in an amount equal to 1% of the initial aggregate principal amount of the loan and the final installment to be paid on the maturity date in the amount of the full remaining balance of the loan.

In addition, the Citicorp credit facility requires certain mandatory prepayments upon the occurrence of specified events, establishes certain financial covenants, including minimum cash requirements and maintenance of certain minimum ratios, contains customary affirmative covenants and negative covenants and contains customary events of default. The Citicorp credit facility requires us to maintain consolidated unrestricted cash and cash equivalents of not less than $850 million, with not less than $750 million (subject to partial reductions upon certain reductions in the outstanding principal amount of the loan) of that amount held in accounts subject to control agreements, which would become restricted for use by us if certain adverse events occur per the terms of the agreement. In addition, the Citicorp credit facility provides that we may issue debt in the future with a second lien on the assets pledged as collateral under the Citicorp credit facility. The principal amount outstanding under the Citicorp credit facility was $1.12 billion as of December 31, 2012. As of December 31, 2012, we were in compliance with all debt covenants under the Citicorp credit facility.

2012 EETC Transactions

In May 2012, US Airways created three pass-through trusts which issued approximately $623 million aggregate face amount of Series 2012-1 Class A, Class B and Class C Enhanced Equipment Trust Certificates in connection with the refinancing of two Airbus aircraft owned by US Airways and the financing of 12 Airbus aircraft scheduled to be delivered from September 2012 to March 2013 (the “2012-1 EETCs”). The 2012-1 EETCs represent fractional undivided interests in the respective pass-through trusts and are not obligations of US Airways. Proceeds received from the sale of EETCs are initially held by a depository in escrow for the benefit of the certificate holders until US Airways issues equipment notes to the trust, which purchases the notes with a portion of the escrowed funds. These escrowed funds are not guaranteed by US Airways and are not reported as debt on US Airways’ consolidated balance sheet because the proceeds held by the depositary are not US Airways’ assets.

As of December 31, 2012, $441 million of the escrowed proceeds from the 2012-1 EETCs have been used to purchase equipment notes issued by US Airways in three series: Series A equipment notes in an aggregate principal amount of $269 million bearing interest at 5.90% per annum, Series B equipment notes in an aggregate principal amount of $88 million bearing interest at 8% per annum and Series C equipment notes in an aggregate principal amount of $84 million bearing interest at 9.125% per annum. Interest on the equipment notes is payable semiannually in April and October of each year and began in October 2012. Principal payments on the equipment notes are scheduled to begin in April 2013. The final payments on the Series A equipment notes, Series B equipment notes and Series C equipment notes will be due in October 2024, October 2019 and October 2015, respectively. US Airways’ payment obligations under the equipment notes are fully and unconditionally guaranteed by US Airways Group. The net proceeds from the issuance of these equipment notes were used in part to repay the existing debt associated with the two Airbus aircraft and to finance eight Airbus aircraft delivered in 2012, with the balance used for general corporate purposes. The equipment notes are secured by liens on aircraft. The remaining $182 million of escrowed proceeds will be used to purchase equipment notes as the new aircraft are delivered in 2013.

In December 2012, US Airways created two pass-through trusts which issued approximately $546 million aggregate face amount of Series 2012-2 Class A and Class B Enhanced Equipment Trust Certificates in connection with the financing of 11 Airbus aircraft scheduled to be delivered from May 2013 to October 2013 (the “2012-2 EETCs”). The 2012-2 EETCs represent fractional undivided interests in the respective pass-through trusts and are not obligations of US Airways. Proceeds received from the sale of EETCs are initially held by a depository in escrow for the benefit of the certificate holders until US Airways issues equipment notes to the trust, which purchases the notes with a portion of the escrowed funds. These escrowed funds are not guaranteed by US Airways and are not reported as debt on US Airways’ consolidated balance sheet because the proceeds held by the depositary are not US Airways’ assets. The escrowed proceeds will be used to purchase equipment notes as the new aircraft are delivered in 2013.

2012 Other Financing Transactions

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

In the third quarter of 2012, US Airways entered into an agreement to acquire five Embraer 190 aircraft from Republic. In 2012, US Airways took delivery of three aircraft and the remaining two aircraft are scheduled to be delivered in the first quarter of 2013. In connection with this agreement, US Airways assumes the outstanding debt on these aircraft upon delivery and Republic is released from its obligations associated with the principal due under the debt.

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

Aircraft and Engine Purchase Commitments

US Airways has definitive purchase agreements with Airbus for the acquisition of 134 aircraft, including 97 single-aisle A320 family aircraft and 37 widebody aircraft (comprised of 22 A350 XWB aircraft and 15 A330-200 aircraft). Since 2008, when deliveries commenced under the purchase agreements, US Airways has taken delivery of 58 aircraft through December 31, 2012, which includes four A320 aircraft, 47 A321 aircraft and seven A330-200 aircraft. US Airways plans to take delivery of 16 A321 aircraft in 2013, with the remaining 30 A320 family aircraft scheduled to be delivered between 2014 and 2015. In addition, US Airways plans to take delivery of five A330-200 aircraft in 2013, with the remaining three A330-200 aircraft scheduled to be delivered in 2014. Deliveries of the 22 A350 XWB aircraft are scheduled to begin in 2017 and extend through 2019.

US Airways has agreements for the purchase of eight new IAE V2500-A5 spare engines scheduled for delivery through 2014 for use on the A320 family fleet, three new Trent 700 spare engines scheduled for delivery through 2013 for use on the A330-200 fleet and three new Trent XWB spare engines scheduled for delivery in 2017 through 2019 for use on the A350 XWB aircraft. US Airways has taken delivery of two of the Trent 700 spare engines and four of the V2500-A5 spare engines through December 31, 2012.

Under all of our aircraft and engine purchase agreements, our total future commitments as of December 31, 2012 are expected to be approximately $4.92 billion through 2019 as follows: $1.27 billion in 2013, $1.02 billion in 2014, $448 million in 2015, $107 million in 2016, $817 million in 2017 and $1.26 billion thereafter, which includes predelivery deposits and payments. We have financing commitments for all future Airbus aircraft deliveries except for four aircraft scheduled for delivery after November 2013. See Part I, Item 1A, Risk Factors – “Increased costs of financing, a reduction in the availability of financing and fluctuations in interest rates could adversely affect our liquidity, operating expenses and results” and “Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions.”

Covenants and Credit Rating

In addition to the minimum cash balance requirements, our long-term debt agreements contain various negative covenants that restrict or limit our actions, including our ability to pay dividends or make other restricted payments. Our long-term debt agreements also generally contain cross-default provisions, which may be triggered by defaults by us under other agreements relating to indebtedness. See Part I, Item 1A, Risk Factors – “Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions” and “Any failure to comply with the liquidity covenants contained in our financing arrangements would likely have a material adverse effect on our business, financial condition and results of operations.” As of December 31, 2012, we and our subsidiaries were in compliance with the covenants in our long-term debt agreements.

The following table details our credit ratings as of December 31, 2012:

	S&P	Fitch	Moody’s
	Local Issuer Credit Rating	Issuer Default Credit Rating	Corporate Family Rating
US Airways Group	B-	B-	B3
US Airways	B-	B-	*

(*)	The credit agency does not rate this category for US Airways.

In November 2012, Moody’s upgraded US Airways Group from Caa1 to B3.

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

We have no off-balance sheet arrangements of the types described in the first three categories above that we believe may have a material current or future effect on financial condition, liquidity or results of operations. Certain guarantees that we do not expect to have a material current or future effect on our financial condition, liquidity or results of operations are disclosed in Note 8(f) to the consolidated financial statements of US Airways Group included in Item 8A of this report and Note 7(f) to the consolidated financial statements of US Airways included in Item 8B of this report.

Pass Through Trusts

US Airways has 46 owned aircraft, 114 leased aircraft and three leased engines, which were financed with pass through trust certificates, or EETCs, issued by pass through trusts. These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of flight equipment. Rather than finance each aircraft separately when such aircraft is purchased, delivered or refinanced, these trusts allowed US Airways to raise the financing for several aircraft at one time and place such funds in escrow pending the purchase, delivery or refinancing of the relevant aircraft. The trusts were also structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to US Airways.

Each trust covered a set amount of aircraft scheduled to be delivered or refinanced within a specific period of time. At the time of each covered aircraft financing, the relevant trust used the funds in escrow to purchase equipment notes relating to the financed aircraft. The equipment notes were issued, at US Airways’ election, in connection with a mortgage financing of the aircraft or by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leased the aircraft to US Airways. In both cases, the equipment notes are secured by a security interest in the aircraft. The pass through trust certificates are not direct obligations of, nor are they guaranteed by, US Airways Group or US Airways. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of US Airways. As of December 31, 2012, $1.60 billion associated with these mortgage financings is reflected as debt in the accompanying consolidated balance sheet.

With respect to leveraged leases, US Airways evaluated whether the leases had characteristics of a variable interest entity. US Airways concluded the leasing entities met the criteria for variable interest entities. US Airways generally is not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates US Airways to absorb decreases in value or entitles US Airways to participate in increases in the value of the aircraft. US Airways does not provide residual value guarantees to the bondholders or equity participants in the trusts. Each lease does have a fixed price purchase option that allows US Airways to purchase the aircraft near the end of the lease term. However, the option price approximates an estimate of the aircraft’s fair value at the option date. Under this feature, US Airways does not participate in any increases in the value of the aircraft. US Airways concluded it was not the primary beneficiary under these arrangements. Therefore, US Airways accounts for its EETC leveraged lease financings as operating leases. US Airways’ total future obligations under these leveraged lease financings are $2.35 billion as of December 31, 2012.

Contractual Obligations

The following table provides details of our future cash contractual obligations as of December 31, 2012 (in millions):

	Payments Due by Period
	2013	2014	2015	2016	2017	Thereafter	Total
US Airways Group (1)
Debt (2)	$16	$1,376	$100	$—	$—	$35	$1,527
Interest obligations (3)	55	31	5	3	3	17	114
US Airways (4)
Debt and capital lease obligations (5) (6)	401	540	362	325	334	1,453	3,415
Interest obligations (3) (6)	184	153	125	137	120	226	945
Aircraft purchase and operating lease commitments (7)	2,174	1,789	1,110	709	1,378	3,048	10,208
Regional capacity purchase agreements (8)	1,071	985	844	523	382	353	4,158
Other US Airways Group subsidiaries (9)	10	9	8	8	7	6	48

Total	$3,911	$4,883	$2,554	$1,705	$2,224	$5,138	$20,415

(1)	These commitments represent those entered into by US Airways Group.
(2)	Excludes $87 million of unamortized debt discount as of December 31, 2012.
(3)	For variable-rate debt, future interest obligations are shown above using interest rates in effect as of December 31, 2012.
(4)	These commitments represent those entered into by US Airways.
(5)	Excludes $62 million of unamortized debt discount as of December 31, 2012.
(6)	Includes $1.60 billion of future principal payments and $589 million of future interest payments as of December 31, 2012, respectively, related to pass through trust certificates or EETCs associated with mortgage financings for the purchase of certain aircraft as described under “Off-Balance Sheet Arrangements” and in Note 8(c) to US Airways Group’s and Note 7(c) to US Airways’ consolidated financial statements in Item 8A and 8B of this report, respectively.
(7)	Includes $2.35 billion of future minimum lease payments related to EETC leveraged leased financings of certain aircraft as of December 31, 2012, as described under “Off-Balance Sheet Arrangements” and in Note 8(c) to US Airways Group’s and Note 7(c) to US Airways’ consolidated financial statements in Item 8A and 8B of this report, respectively.
(8)	Represents minimum payments under capacity purchase agreements with third-party express carriers. These commitments are estimates of costs based on assumed minimum levels of flying under the capacity purchase agreements and our actual payments could differ materially.
(9)	Represents operating lease commitments entered into by US Airways Group’s other airline subsidiaries, Piedmont and PSA.

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

Passenger Revenue Recognition

Passenger revenue is recognized when transportation is provided. Ticket sales for transportation that has not yet been provided are initially deferred and recorded as air traffic liability on the consolidated balance sheets. The air traffic liability represents tickets sold for future travel dates and estimated future refunds and exchanges of tickets sold for past travel dates. The balance in the air traffic liability fluctuates throughout the year based on seasonal travel patterns and fare sale activity. Our air traffic liability was $1.05 billion and $910 million as of December 31, 2012 and 2011, respectively.

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

We performed the annual impairment test on our international route authorities and trademarks during the fourth quarter of 2012. The fair values of international route authorities were assessed using the market approach. The market approach took into consideration relevant supply and demand factors at the related airport locations as well as available market sale and lease data. For trademarks, we utilized a form of the income approach known as the relief-from-royalty method. As a result of our annual impairment test on international route authorities and trademarks, no impairment was indicated.

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

As of December 31, 2012 and 2011, the incremental cost liability for outstanding mileage credits expected to be redeemed for future travel awards accrued on the consolidated balance sheets within other accrued expenses was $177 million, representing 133.6 billion mileage credits, and $164 million, representing 133.5 billion mileage credits, respectively.

A change to certain estimates used in the calculation of incremental cost could have a material impact on the liability. At December 31, 2012, we have assumed 9.5% of future travel award redemptions will be on partner airlines. A 1% increase or decrease in the percentage of travel awards redeemed on partner airlines would have a $13 million impact on the liability as of December 31, 2012. A 10% increase or decrease in the assumed price per gallon of fuel would have an $8 million impact on the liability as of December 31, 2012.

We also sell frequent flyer program mileage credits to participating airline partners and non-airline business partners. Sales of mileage credits to business partners is comprised of two components, transportation and marketing. While we did adopt Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements” on January 1, 2011, as of December 31, 2012, we have not materially modified any of our significant agreements to sell frequent flyer program mileage credits and continue to use the residual method of accounting to determine the values of each component. The transportation component represents the fair value of future travel awards and is determined based on the equivalent value of purchased tickets that have similar restrictions as frequent traveler awards. The determination of the transportation component requires estimates and assumptions that require management judgment. Significant estimates and assumptions include:

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

As of December 31, 2012 and 2011, we had $258 million and $196 million, respectively, in deferred revenue from the sale of mileage credits included in other accrued expenses on the consolidated balance sheets. For the years ended December 31, 2012, 2011 and 2010, the marketing component of mileage sales recognized at the time of sale in other revenues was approximately $141 million, $133 million and $144 million, respectively.

A change to the estimated fair value of the transportation component could have a significant impact on revenue. A 10% increase or decrease in the estimated fair value of the transportation component would have a $15 million impact on revenue recognized in 2012.

The number of travel award redemptions during the year ended December 31, 2012 was approximately 0.8 million, representing approximately 4% of US Airways’ total mainline and express RPMs during that period. The use of inventory management techniques minimizes the displacement of revenue passengers by passengers traveling on award tickets.

Deferred Tax Asset Valuation Allowance

At December 31, 2012, US Airways Group has a full valuation allowance against its net deferred tax assets. In assessing the realizability of the deferred tax assets, we considered whether it was more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including reversals of deferred tax liabilities) during the periods in which those temporary differences will become deductible.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitive Instruments

Our primary market risk exposures include commodity price risk (i.e., the price paid to obtain aircraft fuel) and interest rate risk. The potential impact of adverse increases in these risks is discussed below. The following sensitivity analyses do not consider the effects that an adverse change may have on the overall economy nor do they consider additional actions we may take to mitigate our exposure to these changes. Actual results of changes in prices or rates may differ materially from the following hypothetical results.

Commodity Price Risk

Fuel prices have fluctuated substantially over the past several years. We cannot predict the future availability, price volatility or cost of aircraft fuel. Natural disasters, political disruptions or wars involving oil-producing countries, changes in fuel-related governmental policy, the strength of the U.S. dollar against foreign currencies, changes in access to petroleum product pipelines and terminals, speculation in the energy futures markets, changes in aircraft fuel production capacity, environmental concerns and other unpredictable events may result in fuel supply shortages, additional fuel price volatility and cost increases in the future. See Part I, Item 1A, Risk Factors – “Our business is dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices and significant disruptions in the supply of aircraft fuel could have a significant negative impact on our operating results and liquidity.”

Our 2013 forecasted mainline and express fuel consumption is presently approximately 1.46 billion gallons, and based on this forecast, a one cent per gallon increase in aviation fuel price results in a $15 million increase in annual expense. We have not entered into any transactions to hedge our fuel consumption. As a result, we fully realize the effects of any increase or decrease in fuel prices.

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our variable-rate debt obligations. At December 31, 2012, our variable-rate long-term debt obligations of approximately $2.76 billion represented approximately 56% of our total long-term debt. If interest rates increased 10% in 2012, the impact on our results of operations would have been approximately $9 million of additional interest expense. Additional information regarding our debt obligations as of December 31, 2012 is as follows (dollars in millions):

	Expected Maturity Date
	2013	2014	2015	2016	2017	Thereafter	Total
Fixed-rate debt	$191	$431	$225	$190	$196	$952	$2,185
Weighted avg. interest rate	7.9%	7.9%	7.8%	7.5%	7.3%	6.7%
Variable-rate debt	$226	$1,485	$237	$135	$138	$536	$2,757
Weighted avg. interest rate	3.3%	3.3%	3.2%	3.0%	3.0%	3.0%

US Airways Group and US Airways have total future aircraft and spare engine purchase commitments of approximately $4.92 billion. We expect to finance such commitments either by entering into leases or debt agreements. Changes in interest rates will impact the cost of such financings.

Item 8A. Consolidated Financial Statements and Supplementary Data of US Airways Group, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

US Airways Group, Inc.:

We have audited the accompanying consolidated balance sheets of US Airways Group, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US Airways Group, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 19, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Phoenix, Arizona

February 19, 2013

US Airways Group, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2012, 2011 and 2010

(In millions, except share and per share amounts)

	2012	2011	2010
Operating revenues:
Mainline passenger	$8,979	$8,501	$7,645
Express passenger	3,326	3,061	2,821
Cargo	155	170	149
Other	1,371	1,323	1,293

Total operating revenues	13,831	13,055	11,908
Operating expenses:
Aircraft fuel and related taxes	3,489	3,400	2,403
Salaries and related costs	2,488	2,272	2,244
Express expenses	3,162	3,127	2,729
Aircraft rent	643	646	670
Aircraft maintenance	672	679	661
Other rent and landing fees	556	555	549
Selling expenses	466	454	421
Special items, net	34	24	5
Depreciation and amortization	245	237	248
Other	1,220	1,235	1,197

Total operating expenses	12,975	12,629	11,127

Operating income	856	426	781
Nonoperating income (expense):
Interest income	2	4	13
Interest expense, net	(343)	(327)	(329)
Other, net	122	(13)	37

Total nonoperating expense, net	(219)	(336)	(279)

Income before income taxes	637	90	502
Income tax provision	—	19	—

Net income	$637	$71	$502

Earnings per common share:
Basic earnings per share	$3.92	$0.44	$3.11
Diluted earnings per share	$3.28	$0.44	$2.61
Shares used for computation (in thousands):
Basic	162,331	162,028	161,412
Diluted	203,978	163,743	201,131

See accompanying notes to consolidated financial statements.

US Airways Group, Inc.

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2012, 2011 and 2010

(In millions)

	2012	2011	2010
Net income	$637	$71	$502
Other comprehensive loss:
Recognition of net realized gains on sale of available-for-sale securities	—	—	(52)
Reversal of tax provision in other comprehensive income	—	21	—
Reversal of net unrealized gains on available-for-sale securities	—	(3)	—
Net unrealized loss on available-for-sale securities	—	—	(1)
Pension and other postretirement benefits	(9)	(30)	(23)

Total other comprehensive loss	(9)	(12)	(76)

Total comprehensive income	$628	$59	$426

See accompanying notes to consolidated financial statements.

US Airways Group, Inc.

Consolidated Balance Sheets

December 31, 2012 and 2011

(In millions, except share and per share amounts)

	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$2,276	$1,947
Investments in marketable securities	100	—
Accounts receivable, net	298	327
Materials and supplies, net	300	235
Prepaid expenses and other	608	540

Total current assets	3,582	3,049
Property and equipment
Flight equipment	5,188	4,591
Ground property and equipment	1,005	907
Less accumulated depreciation and amortization	(1,733)	(1,501)

	4,460	3,997
Equipment purchase deposits	244	153

Total property and equipment	4,704	4,150
Other assets
Other intangibles, net of accumulated amortization of $158 million and $134 million, respectively	539	543
Restricted cash	336	365
Other assets	235	228

Total other assets	1,110	1,136

Total assets	$9,396	$8,335

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of debt and capital leases	$417	$436
Accounts payable	366	386
Air traffic liability	1,054	910
Accrued compensation and vacation	258	176
Accrued taxes	181	163
Other accrued expenses	1,027	1,089

Total current liabilities	3,303	3,160
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	4,376	4,130
Deferred gains and credits, net	290	307
Postretirement benefits other than pensions	172	160
Employee benefit liabilities and other	465	428

Total noncurrent liabilities and deferred credits	5,303	5,025
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.01 par value; 400,000,000 shares authorized, 162,502,692 shares issued and outstanding at December 31, 2012; 162,116,902 shares issued and outstanding at December 31, 2011	2	2
Additional paid-in capital	2,134	2,122
Accumulated other comprehensive income (loss)	(7)	2
Accumulated deficit	(1,339)	(1,976)

Total stockholders’ equity	790	150

Total liabilities and stockholders’ equity	$9,396	$8,335

See accompanying notes to consolidated financial statements.

US Airways Group, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2012, 2011 and 2010

(In millions)

	2012	2011	2010
Cash flows from operating activities:
Net income	$637	$71	$502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	275	262	273
Loss on dispositions of property and equipment	8	10	8
Gain on slot transaction	(142)	—	—
Loss (gain) on sale of investments	—	2	(53)
Asset impairment	—	—	6
Non-cash tax provision	—	21	—
Amortization of deferred credits and rent	(56)	(63)	(63)
Amortization of debt discount and issuance costs	63	63	61
Amortization of actuarial gains	—	(3)	(4)
Stock-based compensation	12	7	13
Debt extinguishment costs	1	3	5
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	29	(16)	(34)
Increase in materials and supplies, net	(65)	(4)	(10)
Increase in prepaid expenses and other	(68)	(32)	(57)
Decrease (increase) in other assets, net	(5)	(2)	18
Increase (decrease) in accounts payable	(24)	—	55
Increase in air traffic liability	144	49	83
Increase (decrease) in accrued compensation and vacation	82	(69)	67
Increase in accrued taxes	18	14	8
Increase (decrease) in other liabilities	108	159	(74)

Net cash provided by operating activities	1,017	472	804

Cash flows from investing activities:
Purchases of property and equipment	(775)	(593)	(201)
Purchases of marketable securities	(100)	(30)	(180)
Sales of marketable securities	—	82	325
Net cash proceeds from slot transaction	—	63	—
Decrease (increase) in long-term restricted cash	29	(1)	116
Proceeds from sale-leaseback transactions and dispositions of property and equipment	2	7	3

Net cash provided by (used in) investing activities	(844)	(472)	63

Cash flows from financing activities:
Repayments of debt and capital lease obligations	(495)	(675)	(764)
Proceeds from issuance of debt	634	764	467
Deferred financing costs	(23)	(14)	(10)
Airport construction obligation	40	13	—

Net cash provided by (used in) financing activities	156	88	(307)

Net increase in cash and cash equivalents	329	88	560
Cash and cash equivalents at beginning of year	1,947	1,859	1,299

Cash and cash equivalents at end of year	$2,276	$1,947	$1,859

See accompanying notes to consolidated financial statements.

US Airways Group, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2012, 2011 and 2010

(In millions, except share amounts)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total
Balance at December 31, 2009	$2	$2,107	$90	$(2,541)	$(13)	$(355)
Net income	—	—	—	502	—	502
Issuance of 771,923 shares of common stock pursuant to employee stock plans	—	—	—	—	—	—
Retirement of 417,624 shares of treasury stock	—	(5)	—	(8)	13	—
Stock-based compensation expense	—	13	—	—	—	13
Recognition of net realized gains on sale of available-for-sale securities	—	—	(52)	—	—	(52)
Net unrealized loss on available-for-sale securities	—	—	(1)	—	—	(1)
Pension and other postretirement benefits	—	—	(23)	—	—	(23)

Balance at December 31, 2010	2	2,115	14	(2,047)	—	84
Net income	—	—	—	71	—	71
Issuance of 242,146 shares of common stock pursuant to employee stock plans	—	—	—	—	—	—
Stock-based compensation expense	—	7	—	—	—	7
Reversal of tax provision in other comprehensive income	—	—	21	—	—	21
Reversal of net unrealized gains on sale of available-for-sale securities	—	—	(3)	—	—	(3)
Pension and other postretirement benefits	—	—	(30)	—	—	(30)

Balance at December 31, 2011	2	2,122	2	(1,976)	—	150
Net income	—	—	—	637	—	637
Issuance of 385,790 shares of common stock pursuant to employee stock plans	—	—	—	—	—	—
Stock-based compensation expense	—	12	—	—	—	12
Pension and other postretirement benefits	—	—	(9)	—	—	(9)

Balance at December 31, 2012	$2	$2,134	$(7)	$(1,339)	$—	$790

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

The Company operates the fifth largest airline in the United States as measured by domestic revenue passenger miles (“RPMs”) and available seat miles (“ASMs”). US Airways has hubs in Charlotte, Philadelphia and Phoenix and a focus city in Washington, D.C. at Ronald Reagan Washington National Airport (“Washington National”). US Airways offers scheduled passenger service on more than 3,000 flights daily to 198 communities in the United States, Canada, Mexico, Europe, the Middle East, the Caribbean, and Central and South America. US Airways also has an established East Coast route network, including the US Airways Shuttle service. US Airways had approximately 54 million passengers boarding its mainline flights in 2012. During 2012, US Airways’ mainline operation provided regularly scheduled service or seasonal service at 130 airports, while the US Airways Express network served 157 airports in the United States, Canada, Mexico and the Caribbean, including 78 airports also served by the mainline operation. US Airways Express air carriers had approximately 28 million passengers boarding their planes in 2012. As of December 31, 2012, US Airways operated 340 mainline jets and is supported by the Company’s regional airline subsidiaries and affiliates operating as US Airways Express under capacity purchase agreements, which operated 238 regional jets and 44 turboprops. The Company’s prorate carriers operated four regional jets at December 31, 2012.

As of December 31, 2012, US Airways employed approximately 31,200 active full-time equivalent employees. The Company’s express subsidiaries, Piedmont and PSA, employed approximately 5,300 active full-time equivalent employees. Approximately 83% of employees are covered by collective bargaining agreements with various labor unions. US Airways’ pilots and flight attendants are currently working under the terms of their respective US Airways or America West Airlines, Inc. (“AWA”) collective bargaining agreements, as modified by transition agreements reached in connection with the merger in 2005. In January 2013, US Airways reached a tentative agreement with the Association of Flight Attendants (“AFA”) for a single labor agreement applicable to both premerger US Airways and AWA flight attendants. This tentative agreement is subject to ratification by the AFA membership.

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The most significant areas of judgment relate to passenger revenue recognition, impairment of long-lived and intangible assets, the frequent traveler program and the deferred tax asset valuation allowance. The Company’s accumulated other comprehensive income (loss) balances at December 31, 2012 and 2011 related to pension and other postretirement benefits.

(c) Cash and Cash Equivalents

Cash equivalents consist of cash in money market securities and treasury bills. All highly liquid investments purchased within three months of maturity are classified as cash equivalents. Cash equivalents are stated at cost, which approximates fair value due to the highly liquid nature and short-term maturities of the underlying securities.

(d) Investments in Marketable Securities

All other highly liquid investments with original maturities greater than three months but less than one year are classified as current investments in marketable securities. The Company’s current investments in marketable securities consist of treasury bills that are classified as held to maturity and are carried at amortized cost, which approximates fair value.

(e) Restricted Cash

Restricted cash primarily includes cash collateral to secure workers’ compensation claims and credit card processing holdback requirements for advance ticket sales for which US Airways has not yet provided air transportation.

(f) Materials and Supplies, Net

Materials and supplies, net includes aircraft fuel, which is recorded on a first-in, first-out basis, and aircraft spare parts and supplies, which are recorded at net realizable value based on average costs. These items are expensed when used. An allowance for obsolescence is provided for aircraft spare parts and supplies.

(g) Property and Equipment

Property and equipment are recorded at cost. Interest expense related to the acquisition of certain property and equipment, including aircraft purchase deposits, is capitalized as an additional cost of the asset. Interest capitalized for the years ended December 31, 2012, 2011 and 2010 was $12 million, $8 million and $4 million, respectively. Property and equipment is depreciated and amortized to residual values over the estimated useful lives or the lease term, whichever is less, using the straight-line method. Costs of major improvements that enhance the usefulness of the asset are capitalized and depreciated over the estimated useful life of the asset or the modifications, whichever is less.

The estimated useful lives of owned aircraft, jet engines, other flight equipment and rotable parts range from five to 30 years. Leasehold improvements relating to flight equipment and other property subject to operating leases are amortized over the life of the lease or the life of the asset or improvement, whichever is shorter, on a straight-line basis. The estimated useful lives for other owned property and equipment range from three to 12 years and range from 18 to 30 years for training equipment and buildings.

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

(i) Other Intangibles, Net

Other intangible assets consist primarily of trademarks, international route authorities, airport take-off and landing slots and airport gates. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The following table provides information relating to the Company’s intangible assets subject to amortization as of December 31, 2012 and 2011 (in millions):

	2012	2011
Airport take-off and landing slots	$581	$561
Airport gate leasehold rights	47	47
Accumulated amortization	(158)	(134)

Total	$470	$474

In 2011, the Company completed a slot transaction with Delta Air Lines, Inc. (“Delta”). Refer to Note 14 for additional information on the accounting for this transaction.

The intangible assets subject to amortization generally are amortized over 25 years for airport take-off and landing slots and over the term of the lease for airport gate leasehold rights on a straight-line basis and are included in depreciation and amortization on the consolidated statements of operations. For the years ended December 31, 2012, 2011 and 2010, the Company recorded amortization expense of $24 million, $23 million and $26 million, respectively, related to its intangible assets. The Company expects to record annual amortization expense of $24 million in year 2013, $24 million in year 2014, $24 million in year 2015, $24 million in year 2016, $24 million in year 2017 and $350 million thereafter related to these intangible assets.

Indefinite lived assets are not amortized but instead are reviewed for impairment annually and more frequently if events or circumstances indicate that the asset may be impaired. As of December 31, 2012 and 2011, the Company had $39 million of international route authorities and $30 million of trademarks on its balance sheets.

The Company performed the annual impairment test on its international route authorities and trademarks during the fourth quarter of 2012. The fair values of international route authorities were assessed using the market approach. The market approach took into consideration relevant supply and demand factors at the related airport locations as well as available market sale and lease data. For trademarks, the Company utilized a form of the income approach known as the relief-from-royalty method. As a result of the Company’s annual impairment test on international route authorities and trademarks, no impairment was indicated.

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

As of December 31, 2012 and 2011, the incremental cost liability for outstanding mileage credits expected to be redeemed for future travel awards accrued on the consolidated balance sheets within other accrued expenses was $177 million, representing 133.6 billion mileage credits, and $164 million, representing 133.5 billion mileage credits, respectively.

The Company also sells frequent flyer program mileage credits to participating airline partners and non-airline business partners. Sales of mileage credits to business partners is comprised of two components, transportation and marketing. While the Company did adopt Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements” on January 1, 2011, as of December 31, 2012, the Company has not materially modified any of its significant agreements to sell frequent flyer program mileage credits and continues to use the residual method of accounting to determine the values of each component. The transportation component represents the fair value of future travel awards and is determined based on the equivalent value of purchased tickets that have similar restrictions as frequent traveler awards. The determination of the transportation component requires estimates and assumptions that require management judgment. Significant estimates and assumptions include:

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

As of December 31, 2012 and 2011, the Company had $258 million and $196 million, respectively, in deferred revenue from the sale of mileage credits included in other accrued expenses on the consolidated balance sheets. For the years ended December 31, 2012, 2011 and 2010, the marketing component of mileage sales recognized at the time of sale in other revenues was approximately $141 million, $133 million and $144 million, respectively.

(k) Derivative Instruments

The Company has not entered into any transactions to hedge its fuel consumption. As a result, the Company fully realizes the effects of any increase or decrease in fuel prices.

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

The Company purchases capacity, or ASMs, generated by the Company’s wholly owned regional air carriers and the capacity of Air Wisconsin Airlines Corporation (“Air Wisconsin”), Republic Airline, Inc. (“Republic”), Mesa Airlines, Inc. (“Mesa”), Chautauqua Airlines, Inc. (“Chautauqua”) and SkyWest Airlines, Inc. (“SkyWest”) in certain markets. The Company’s wholly owned regional air carriers, Air Wisconsin, Republic, Mesa, Chautauqua and SkyWest operate regional aircraft in these markets as part of US Airways Express. The Company classifies revenues generated from transportation on these carriers as express passenger revenues. Liabilities related to tickets sold by the Company for travel on these air carriers are also included in the Company’s air traffic liability and are subsequently relieved in the same manner as described above.

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

(o) Selling Expenses

Selling expenses include commissions, credit card fees, computerized reservations systems fees, advertising and promotional expenses. Advertising and promotional expenses are expensed when incurred. Advertising and promotional expenses for the years ended December 31, 2012, 2011 and 2010 were $11 million, $11 million and $10 million, respectively.

(p) Stock-based Compensation

The Company accounts for its stock-based compensation expense based on the fair value of the stock award at the time of grant, which is recognized ratably over the vesting period of the stock award. The fair value of stock options and stock appreciation rights is estimated using a Black-Scholes option pricing model. The fair value of restricted stock units is based on the market price of the underlying shares of common stock on the date of grant. See Note 12 for further discussion of stock-based compensation.

(q) Foreign Currency Gains and Losses

Foreign currency gains and losses are recorded as part of other nonoperating expense, net in the Company’s consolidated statements of operations. Foreign currency losses for the years ended December 31, 2012, 2011 and 2010 were $10 million, $17 million and $17 million, respectively.

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

(s) Express Expenses

Expenses associated with the Company’s wholly owned regional airlines and affiliate regional airlines operating as US Airways Express are classified as express expenses on the consolidated statements of operations. Express expenses consist of the following (in millions):

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Aircraft fuel and related taxes	$1,098	$1,056	$769
Salaries and related costs	302	274	257
Capacity purchases (a)	1,079	1,029	1,065
Aircraft rent	51	51	51
Aircraft maintenance	112	188	89
Other rent and landing fees	131	139	129
Selling expenses	174	175	173
Special items, net	3	2	(1)
Depreciation and amortization	30	25	25
Other expenses	182	188	172

Express expenses	$3,162	$3,127	$2,729

(a)	For the years ended December 31, 2012, 2011 and 2010, the component of capacity purchase expenses related to aircraft deemed to be leased was approximately $300 million, $300 million and $320 million, respectively.

(t) Recent Accounting Pronouncements

In 2011, the Financial Accounting Standards Board (“FASB”) issued two Accounting Standards Updates (“ASUs”), which amend the guidance for the presentation of comprehensive income. The amended guidance eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Upon adoption, other comprehensive income must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in comprehensive income. The Company adopted these ASUs in 2012 using two separate but consecutive statements.

2. Special Items, Net

Special items, net as shown on the consolidated statements of operations include the following charges (credits) (in millions):

	Year Ended December 31,
	2012	2011	2010
Corporate transaction and other (a)	$34	$24	$10
Aviation Security Infrastructure Fee (“ASIF”) refund (b)	—	—	(16)
Asset impairment charges (c)	—	—	6
Aircraft costs (d)	—	—	5

Total	$34	$24	$5

(a)	In 2012 and 2011, the Company recorded net special charges primarily related to corporate transaction and auction rate securities arbitration costs. In 2010, the Company recorded net special charges primarily related to corporate transaction costs and a settlement.
(b)	In 2010, the Company recorded a refund of ASIF previously paid to the TSA during the years 2005 to 2009.
(c)	In 2010, the Company recorded a non-cash charge related to the decline in value of certain spare parts.
(d)	In 2010, the Company recorded aircraft costs as a result of capacity reductions.

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

	Year Ended December 31,
	2012	2011	2010
Basic EPS:
Net income	$637	$71	$502

Weighted average common shares outstanding (in thousands)	162,331	162,028	161,412

Basic EPS	$3.92	$0.44	$3.11

Diluted EPS:
Net income	637	71	502
Interest expense on 7.25% convertible senior notes	31	—	23
Interest expense on 7% senior convertible notes	—	—	—

Net income for purposes of computing diluted EPS	$668	$71	$525

Share computation for diluted EPS (in thousands):
Weighted average common shares outstanding	162,331	162,028	161,412
Dilutive effect of stock awards	3,702	1,715	1,973
Assumed conversion of 7.25% convertible senior notes	37,746	—	37,746
Assumed conversion of 7% senior convertible notes	199	—	—

Weighted average common shares outstanding as adjusted	203,978	163,743	201,131

Diluted EPS	$3.28	$0.44	$2.61

The following were excluded from the computation of diluted EPS because inclusion of shares would be antidilutive (in thousands):

Stock options, SARs and RSUs	1,454	1,633	1,803
7.25% convertible senior notes	—	37,746	—
7% senior convertible notes	—	199	2,329

4. Debt

The following table details the Company’s debt (in millions). Variable interest rates listed are the rates as of December 31, 2012.

	December 31, 2012	December 31, 2011
Secured
Citicorp North America loan, variable interest rate of 2.71%, installments due through 2014 (a)	$1,120	$1,136
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.61% to 10.32%, maturing from 2013 to 2029 (b)	1,708	1,729
Aircraft enhanced equipment trust certificates (“EETCs”), fixed interest rates ranging from 5.90% to 11%, maturing from 2014 to 2024 (c)	1,598	1,279
Other secured obligations, fixed interest rate of 8%, maturing from 2018 to 2021	27	30

	4,453	4,174
Unsecured
Barclays prepaid miles, variable interest rate of 4.96%, interest only payments (d)	200	200
Airbus advance, repayments through 2018 (e)	83	142
7.25% convertible senior notes, interest only payments until due in 2014 (f)	172	172
7% senior convertible notes, interest only payments until due in 2020	5	5
Industrial development bonds, fixed interest rate of 6.30%, interest only payments until due in 2023 (g)	29	29
Other unsecured obligations	—	10

	489	558

Total long-term debt and capital lease obligations	4,942	4,732
Less: Total unamortized discount on debt	(149)	(166)
Current maturities	(417)	(436)

Long-term debt and capital lease obligations, net of current maturities	$4,376	$4,130

(a)	On March 23, 2007, US Airways Group entered into a term loan credit facility (the “Citicorp credit facility”) with Citicorp North America, Inc., as administrative agent, and a syndicate of lenders pursuant to which US Airways Group borrowed an aggregate principal amount of $1.6 billion. US Airways and certain other subsidiaries of US Airways Group are guarantors of the Citicorp credit facility.

The Citicorp credit facility bears interest at an index rate plus an applicable index margin or, at the Company’s option, LIBOR plus an applicable LIBOR margin for interest periods of one, two, three or six months. The applicable index margin, subject to adjustment, is 1.00%, 1.25% or 1.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or greater than $1 billion, respectively. The applicable LIBOR margin, subject to adjustment, is 2.00%, 2.25% or 2.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or greater than $1 billion, respectively. In addition, interest on the Citicorp credit facility may be adjusted based on the credit rating for the Citicorp credit facility as follows: (i) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least one subgrade better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be the lower of 2.25% and the rate otherwise applicable based upon the adjusted Citicorp credit facility balance and (B) the applicable index margin will be the lower of 1.25% and the rate otherwise applicable based upon the Citicorp credit facility principal balance, and (ii) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least two subgrades better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be 2.00% and (B) the applicable index margin will be 1.00%. As of December 31, 2012, the interest rate on the Citicorp credit facility was 2.71% based on a 2.50% LIBOR margin.

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

(b)	The following are the significant equipment financing agreements entered into in 2012:

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

US Airways entered into an agreement to acquire five Embraer 190 aircraft from Republic. In 2012, US Airways took delivery of three aircraft and the remaining two aircraft are scheduled to be delivered in the first quarter of 2013. In connection with this agreement, US Airways assumes the outstanding debt on these aircraft upon delivery and Republic is released from its obligations associated with the principal due under the debt.

US Airways borrowed $85 million to finance new Airbus aircraft deliveries. These financings bear interest at a rate of LIBOR plus an applicable margin and contain default provisions and other covenants that are typical in the industry.

(c)	The equipment notes underlying these EETCs are the direct obligations of US Airways and cover the financing of 46 aircraft. See Note 8(c) for further discussion.

In May 2012, US Airways created three pass-through trusts which issued approximately $623 million aggregate face amount of Series 2012-1 Class A, Class B and Class C Enhanced Equipment Trust Certificates in connection with the refinancing of two Airbus aircraft owned by US Airways and the financing of 12 Airbus aircraft scheduled to be delivered from September 2012 to March 2013 (the “2012-1 EETCs”). The 2012-1 EETCs represent fractional undivided interests in the respective pass-through trusts and are not obligations of US Airways. Proceeds received from the sale of EETCs are initially held by a depository in escrow for the benefit of the certificate holders until US Airways issues equipment notes to the trust, which purchases the notes with a portion of the escrowed funds. These escrowed funds are not guaranteed by US Airways and are not reported as debt on US Airways’ consolidated balance sheet because the proceeds held by the depositary are not US Airways’ assets.

As of December 31, 2012, $441 million of the escrowed proceeds from the 2012-1 EETCs have been used to purchase equipment notes issued by US Airways in three series: Series A equipment notes in an aggregate principal amount of $269 million bearing interest at 5.90% per annum, Series B equipment notes in an aggregate principal amount of $88 million bearing interest at 8% per annum and Series C equipment notes in an aggregate principal amount of $84 million bearing interest at 9.125% per annum. Interest on the equipment notes is payable semiannually in April and October of each year and began in October 2012. Principal payments on the equipment notes are scheduled to begin in April 2013. The final payments on the Series A equipment notes, Series B equipment notes and Series C equipment notes will be due in October 2024, October 2019 and October 2015, respectively. US Airways’ payment obligations under the equipment notes are fully and unconditionally guaranteed by US Airways Group. The net proceeds from the issuance of these equipment notes were used in part to repay the existing debt associated with the two Airbus aircraft and to finance eight Airbus aircraft delivered in 2012, with the balance used for general corporate purposes. The equipment notes are secured by liens on aircraft. The remaining $182 million of escrowed proceeds will be used to purchase equipment notes as the new aircraft are delivered in 2013.

In December 2012, US Airways created two pass-through trusts which issued approximately $546 million aggregate face amount of Series 2012-2 Class A and Class B Enhanced Equipment Trust Certificates in connection with the financing of 11 Airbus aircraft scheduled to be delivered from May 2013 to October 2013 (the “2012-2 EETCs”). The 2012-2 EETCs represent fractional undivided interests in the respective pass-through trusts and are not obligations of US Airways. Proceeds received from the sale of EETCs are initially held by a depository in escrow for the benefit of the certificate holders until US Airways issues equipment notes to the trust, which purchases the notes with a portion of the escrowed funds. These escrowed funds are not guaranteed by US Airways and are not reported as debt on US Airways’ consolidated balance sheet because the proceeds held by the depositary are not US Airways’ assets. The escrowed proceeds will be used to purchase equipment notes as the new aircraft are delivered in 2013.

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

As the 7.25% notes can be settled in cash upon conversion, for accounting purposes, the 7.25% notes were bifurcated into a debt component that was initially recorded at fair value and an equity component. The following table details the debt and equity components recognized related to the 7.25% notes (in millions):

	December 31, 2012	December 31, 2011
Principal amount of 7.25% convertible senior notes	$172	$172
Unamortized discount on debt	(41)	(63)
Net carrying amount of 7.25% convertible senior notes	131	109
Additional paid-in capital	96	96

At December 31, 2012, the remaining period over which the unamortized discount will be recognized is 1.4 years.

The following table details interest expense recognized related to the 7.25% notes (in millions):

	Year Ended December 31,
	2012	2011	2010
Contractual coupon interest	$12	$12	$13
Amortization of discount	22	17	12

Total interest expense	$34	$29	$25

At December 31, 2012, the if-converted value of the 7.25% notes exceeded the principal amount by $337 million.

(g)	The industrial development revenue bonds are due April 2023. Interest at 6.30% is payable semiannually on April 1 and October 1. The bonds are subject to optional redemption prior to the maturity date, in whole or in part, on any interest payment date at a redemption price of 100%.

Secured financings are collateralized by assets, primarily aircraft, engines, simulators, rotable aircraft parts, hangar and maintenance facilities and airport take-off and landing slots. At December 31, 2012, the maturities of long-term debt and capital leases are as follows (in millions):

2013	$417
2014	1,916
2015	462
2016	325
2017	334
Thereafter	1,488

$4,942

Certain of the Company’s long-term debt agreements contain significant minimum cash balance requirements and other covenants with which the Company was in compliance at December 31, 2012. Certain of the Company’s long-term debt agreements contain cross-default provisions, which may be triggered by defaults by US Airways or US Airways Group under other agreements relating to indebtedness.

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

At December 31, 2012, the Company had approximately $1.50 billion of gross NOLs to reduce future federal taxable income. To the extent profitable, all of the Company’s NOLs are expected to be available to reduce federal taxable income in the calendar year 2013. The NOLs expire during the years 2025 through 2031. The Company’s net deferred tax assets, which include $1.42 billion of the NOLs, are subject to a full valuation allowance. The Company also had approximately $69 million of tax-effected state NOLs at December 31, 2012. At December 31, 2012, the federal and state valuation allowances were $118 million and $42 million, respectively, which includes $32 million allocated to certain capital loss carryforwards. In accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), utilization of the NOLs will result in a corresponding decrease in the valuation allowance and offset the Company’s tax provision dollar for dollar.

When profitable, the Company is ordinarily subject to Alternative Minimum Tax (“AMT”). However as the result of a special tax election made in 2009, the Company was able to utilize AMT NOLs to fully offset its AMT taxable income for each of the years ended 2012, 2011 and 2010.

For the year ended December 31, 2012, the Company recognized an AMT credit of $2 million resulting from its elections under applicable sections of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. In addition, the Company did not record federal income tax expense and recorded $2 million of state income tax expense related to certain states where NOLs were limited or unavailable to be used.

For the year ended December 31, 2011, the Company recorded a special non-cash tax charge of $21 million in connection with the sale of its final remaining investment in auction rate securities in July 2011. This charge recognized in the statement of operations the tax provision that was recorded in other comprehensive income, a subset of stockholders’ equity, in the fourth quarter of 2009. In addition, the Company recognized an AMT credit of $2 million resulting from its elections under applicable sections of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. The Company did not record any additional federal income tax expense and recorded a nominal amount of state income tax expense related to certain states where NOLs were limited or unavailable to be used.

For the year ended December 31, 2010, the Company did not record federal income tax expense and recorded a nominal amount of state income tax expense related to certain states where NOLs were limited or unavailable to be used.

The components of the provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Current provision (benefit):
Federal	$(2)	$—	$—
State	2	—	—

Total current	—	—	—
Deferred provision:
Federal	—	19	—
State	—	—	—

Total deferred	—	19	—

Provision for income taxes	$—	$19	$—

Income tax expense differs from amounts computed at the federal statutory income tax rate as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Income tax expense at the federal statutory income tax rate	$223	$32	$176
Book expenses not deductible for tax purposes	18	12	14
State income tax expense, net of federal income tax expense	16	2	12
Change in valuation allowance	(255)	(46)	(202)
AMT benefit	(2)	(2)	—
Allocation to other comprehensive income	—	21	—

Total	$—	$19	$—

Effective tax rate	—%	21.0%	—%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2012 and 2011 are as follows (in millions):

	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$543	$708
Property, plant and equipment	46	42
Investments	—	3
Financing transactions	28	37
Employee benefits	331	319
Dividend Miles awards	158	132
AMT credit carryforward	21	23
Other deferred tax assets	72	114
Valuation allowance	(160)	(408)

Net deferred tax assets	1,039	970

Deferred tax liabilities:
Depreciation and amortization	858	764
Sale and leaseback transactions and deferred rent	96	106
Leasing transactions	55	62
Long-lived intangibles	25	25
Other deferred tax liabilities	19	27

Total deferred tax liabilities	1,053	984

Net deferred tax liabilities	14	14

Less: current deferred tax liabilities	—	—

Non-current deferred tax liabilities	$14	$14

The reason for significant differences between taxable and pre-tax book income primarily relates to depreciation on fixed assets, employee pension and postretirement benefit costs, employee-related accruals and leasing transactions.

The Company files tax returns in the U.S. federal jurisdiction, and in various states and foreign jurisdictions. All federal and state tax filings for US Airways Group and its subsidiaries for fiscal years through December 31, 2011 have been timely filed. There are currently no federal audits and two state audits in process. The Company’s federal income tax year 2008 was closed by operation of the statute of limitations expiring and there were no extensions filed. The Company files tax returns in 44 states and its major state tax jurisdictions are Arizona, California, Pennsylvania and North Carolina. Tax years up to 2007 for these state tax jurisdictions are closed by operation of the statute of limitations expiring. An extension for one state has been filed.

The Company believes that its income tax filing positions and deductions related to tax periods subject to examination will be sustained upon audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations or cash flow. Therefore, no accruals for uncertain income tax positions have been recorded.

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

The Company’s operating results are materially impacted by changes in the availability, price volatility and cost of aircraft fuel, which represents one of the largest single cost items in the Company’s business. Because of the amount of fuel needed to operate the Company’s airline, even a relatively small increase in the price of fuel can have a material adverse aggregate effect on the Company’s costs and liquidity. Jet fuel market prices have fluctuated substantially over the past several years with market spot prices ranging from a low of approximately $1.87 per gallon to a high of approximately $3.38 per gallon during the period from January 1, 2010 to December 31, 2012. The Company has not entered into any transactions to hedge its fuel consumption. As a result, the Company fully realizes the effects of any increase or decrease in fuel prices.

These factors could impact the Company’s results of operations, financial performance and liquidity.

(a) Credit Risk

Investments in Marketable Securities

At December 31, 2012, the Company’s investments in marketable securities consisted of short-term treasury bills.

During 2011, the Company sold its final remaining investments in auction rate securities for cash proceeds of $52 million, resulting in the reversal of $3 million of prior period net unrealized gains from OCI and $2 million of realized losses recorded in other nonoperating expense, net. With this sale, the Company has now liquidated its entire investment in auction rate securities.

During 2010, the Company sold certain investments in auction rate securities for cash proceeds of $145 million, resulting in $53 million of net realized gains recorded in other nonoperating expense, net, of which $52 million represents the reclassification of prior period net unrealized gains from OCI as determined on a specific-identification basis. Additionally, the Company recorded net unrealized losses of $1 million in OCI related to the decline in fair value of certain investments in auction rate securities, which offset previously recognized unrealized gains.

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

(b) Interest Rate Risk

The Company has exposure to market risk associated with changes in interest rates related primarily to its variable rate debt obligations. Interest rates on $2.76 billion principal amount of long-term debt as of December 31, 2012 are subject to adjustment to reflect changes in floating interest rates. The weighted average effective interest rate on the Company’s variable rate debt was 3.40% at December 31, 2012.

The fair value of the Company’s long-term debt and capital lease obligations was approximately $5.02 billion and $4.23 billion at December 31, 2012 and 2011, respectively. The fair values were estimated using quoted market prices where available. For long-term debt not actively traded, fair values were estimated using a discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. If the Company’s long-term debt was measured at fair value, it would have been categorized as Level 2 in the fair value hierarchy.

7. Employee Pension and Benefit Plans

Substantially all of the Company’s employees meeting certain service and other requirements are eligible to participate in various pension, medical, dental, life insurance, disability and survivorship plans.

(a) Defined Benefit and Other Postretirement Benefit Plans

The following table sets forth changes in the fair value of plan assets, benefit obligations and the funded status of the plans and the amounts recognized in the Company’s consolidated balance sheets as of December 31, 2012 and 2011 (in millions).

	Defined Benefit Pension Plans		Other Postretirement Benefits
	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2012	Year Ended December 31, 2011
Fair value of plan assets at beginning of period	$39	$40	$—	$—
Actual return on plan assets	5	—	—	—
Employer contributions	1	1	7	8
Plan participants’ contributions	—	—	13	16
Gross benefits paid	(2)	(2)	(20)	(24)

Fair value of plan assets at end of period	43	39	—	—

Benefit obligation at beginning of period	74	61	173	156
Service cost	1	1	3	3
Interest cost	3	3	7	8
Plan participants’ contributions	—	—	13	16
Actuarial loss	4	11	8	14
Gross benefits paid	(2)	(2)	(20)	(24)

Benefit obligation at end of period	80	74	184	173

Funded status of the plan	$(37)	$(35)	$(184)	$(173)

Liability recognized in the consolidated balance sheet	$(37)	$(35)	$(184)	$(173)

Net actuarial gain (loss) recognized in accumulated other comprehensive income	$(20)	$(21)	$13	$23

The Company maintains two defined benefit pension plans sponsored by Piedmont. Piedmont closed one plan to new participants in 2002 and froze the accrued benefits for the other plan for all participants in 2003. The aggregate accumulated benefit obligations, projected benefit obligations and fair value of plan assets were $74 million, $80 million and $43 million as of December 31, 2012 and $68 million, $74 million and $39 million as of December 31, 2011, respectively.

The following table presents the weighted average assumptions used to determine benefit obligations:

	Defined Benefit Pension Plans		Other Postretirement Benefits
	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2012	Year Ended December 31, 2011
Discount rate	4%	4.25%	3.53%	4.13%
Rate of compensation increase	4%	4%	—	—

As of December 31, 2012 and 2011, the Company discounted its pension obligations based on the current rates earned on high quality Aa rated long-term bonds.

The Company assumed discount rates for measuring its other postretirement benefit obligations, based on a hypothetical portfolio of high quality corporate bonds denominated in U.S. currency (Aa rated, non-callable or callable with make-whole provisions), for which the timing and cash outflows approximate the estimated benefit payments of the other postretirement benefit plans.

As of December 31, 2012, the assumed health care cost trend rates were 8% in 2013 and 7.5% in 2014, decreasing to 5% in 2019 and thereafter. As of December 31, 2011, the assumed health care cost trend rates were 8.5% in 2012 and 8% in 2013, decreasing to 5% in 2019 and thereafter. The assumed health care cost trend rates could have a significant effect on amounts reported for retiree health care plans. A one-percentage point change in the health care cost trend rates would have the following effects on other postretirement benefits as of December 31, 2012 (in millions):

	1% Increase	1% Decrease
Effect on total service and interest costs	$1	$(1)
Effect on postretirement benefit obligation	17	(13)

Weighted average assumptions used to determine net periodic benefit cost were as follows:

	Defined Benefit Pension Plans			Other Postretirement Benefits
	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Discount rate	4.25%	5.25%	5.5%	4.13%	4.93%	5.51%
Expected return on plan assets	7%	7.5%	7.5%	—	—	—
Rate of compensation increase	4%	4%	4%	—	—	—

Components of the net and total periodic cost for pension and other postretirement benefits are as follows (in millions):

	Defined Benefit Pension Plans			Other Postretirement Benefits
	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Service cost	$1	$1	$1	$3	$3	$3
Interest cost	3	3	3	7	8	8
Expected return on plan assets	(2)	(3)	(3)	—	—	—
Amortization of actuarial loss (gain) (1)	1	—	—	(1)	(3)	(4)

Total periodic costs	$3	$1	$1	$9	$8	$7

(1)	The estimated net actuarial loss for defined benefit and other postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2013 is $1 million.

In 2013, the Company expects to contribute $13 million to its other postretirement plans and less than $1 million to its defined benefit plans. The following benefits, which reflect expected future service, as appropriate, are expected to be paid from the defined benefit and other postretirement plans (in millions):

	Defined Benefit Pension Plans	Other Postretirement Benefits before Medicare Subsidy	Medicare Subsidy
2013	$2	$13	$—
2014	2	13	—
2015	3	12	—
2016	3	12	—
2017	3	13	—
2018 to 2022	18	67	(2)

The Company assumed that its pension plans’ assets would generate a long-term rate of return of 7% at December 31, 2012. The expected long-term rate of return assumption was developed by evaluating input from the plans’ investment consultants, including their review of asset class return expectations and long-term inflation assumptions.

The Company’s overall investment strategy is to achieve long-term investment growth. The Company’s targeted asset allocation as of December 31, 2012 was approximately 65% equity securities and 35% fixed-income securities. Equity securities primarily include mutual funds invested in large-cap, mid-cap and small-cap U.S. and international companies. Fixed-income securities primarily include mutual funds invested in U.S. treasuries and corporate bonds. The Company believes that its long-term asset allocation on average will approximate the targeted allocation. The Company regularly reviews its actual asset allocation and periodically rebalances its investments to its targeted allocation when considered appropriate.

The fair value of pension plan assets by asset category is as follows (in millions):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2012
Mutual funds	$43	$43	$—	$—
At December 31, 2011
Mutual funds	$39	$39	$—	$—

As of December 31, 2012, the plan’s mutual funds were invested 45% in equity securities of large-cap, mid-cap and small-cap U.S. companies, 35% in U.S. treasuries and corporate bonds and 20% in equity securities of international companies.

As of December 31, 2011, the plan’s mutual funds were invested 53% in equity securities of large-cap, mid-cap and small cap U.S. companies, 35% in U.S. treasuries and corporate bonds and 12% in equity securities of international companies.

The mutual fund shares are classified as Level 1 instruments and valued at quoted prices in an active market exchange, which represents the net asset value of shares held by the pension plan.

(b) Defined Contribution and Multiemployer Plans

The Company sponsors several defined contribution plans which cover a majority of its employee groups. The Company makes contributions to these plans based on the individual plan provisions, including an employer non-discretionary contribution and an employer match. These contributions are generally made based upon eligibility, eligible earnings and employee group. Expenses related to these plans were $80 million, $79 million and $81 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Pursuant to the Company’s collective bargaining agreements with the International Association of Machinists & Aerospace Workers (“IAM”), the Company makes contributions for eligible employees to the IAM National Pension Fund, Employer Identification No. 51-6031295 and Plan No. 002 (the “IAM Pension Fund”). The IAM Pension Fund reported that its Pension Protection Act of 2006 certification filed in March 2012 with the IRS shows that it qualified for Green Zone Status, as it was at least 80% funded. Expenses related to contributions to this plan were $24 million, $24 million and $21 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company’s contributions for the year ended December 31, 2011, the most recent period for which annual IAM Pension Fund information was available, represented approximately 7% of total employer plan contributions. The Company’s collective bargaining agreements with the IAM became amendable on December 31, 2011.

(c) Postemployment Benefits

The Company provides certain postemployment benefits to its employees. These benefits include disability-related and workers’ compensation benefits for certain employees. The Company accrues for the cost of such benefit expenses once an appropriate triggering event has occurred.

(d) Profit Sharing Plans

Most non-executive employees of US Airways are eligible to participate in a profit sharing plan. Awards are paid as a lump sum after the end of each fiscal year. The Company recorded $61 million, $12 million and $47 million for profit sharing in 2012, 2011 and 2010, respectively, which is recorded in salaries and related costs on the consolidated statement of operations and included in accrued compensation and vacation on the consolidated balance sheet.

8. Commitments and Contingencies

(a) Aircraft and Engine Purchase Commitments

US Airways has definitive purchase agreements with Airbus for the acquisition of 134 aircraft, including 97 single-aisle A320 family aircraft and 37 widebody aircraft (comprised of 22 A350 XWB aircraft and 15 A330-200 aircraft). Since 2008, when deliveries commenced under the purchase agreements, US Airways has taken delivery of 58 aircraft through December 31, 2012, which includes four A320 aircraft, 47 A321 aircraft and seven A330-200 aircraft. US Airways plans to take delivery of 16 A321 aircraft in 2013, with the remaining 30 A320 family aircraft scheduled to be delivered between 2014 and 2015. In addition, US Airways plans to take delivery of five A330-200 aircraft in 2013, with the remaining three A330-200 aircraft scheduled to be delivered in 2014. Deliveries of the 22 A350 XWB aircraft are scheduled to begin in 2017 and extend through 2019.

US Airways has agreements for the purchase of eight new IAE V2500-A5 spare engines scheduled for delivery through 2014 for use on the A320 family fleet, three new Trent 700 spare engines scheduled for delivery through 2013 for use on the A330-200 fleet and three new Trent XWB spare engines scheduled for delivery in 2017 through 2019 for use on the A350 XWB aircraft. US Airways has taken delivery of two of the Trent 700 spare engines and four of the V2500-A5 spare engines through December 31, 2012.

Under all of the Company’s aircraft and engine purchase agreements, the Company’s total future commitments as of December 31, 2012 are expected to be approximately $4.92 billion through 2019 as follows: $1.27 billion in 2013, $1.02 billion in 2014, $448 million in 2015, $107 million in 2016, $817 million in 2017 and $1.26 billion thereafter, which includes predelivery deposits and payments. The Company has financing commitments for all future Airbus aircraft deliveries except for four aircraft scheduled for delivery after November 2013.

(b) Leases

The Company leases certain aircraft, engines and ground equipment, in addition to the majority of its ground facilities and terminal space. As of December 31, 2012, the Company had 281 aircraft under operating leases, with remaining terms ranging from two months to approximately 11 years. Airports are utilized for flight operations under lease arrangements with the municipalities or agencies owning or controlling such airports. Substantially all leases provide that the lessee must pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. Some leases also include renewal and purchase options.

As of December 31, 2012, obligations under noncancellable operating leases for future minimum lease payments were as follows (in millions):

2013	$916
2014	780
2015	670
2016	610
2017	568
Thereafter	1,795

Total minimum lease payments	$5,339

For the years ended December 31, 2012, 2011 and 2010, rental expense under operating leases was $1.22 billion, $1.24 billion and $1.26 billion, respectively.

(c) Off-balance Sheet Arrangements

US Airways has 46 owned aircraft, 114 leased aircraft and three leased engines, which were financed with pass through trust certificates, or EETCs, issued by pass through trusts. These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of flight equipment. Rather than finance each aircraft separately when such aircraft is purchased, delivered or refinanced, these trusts allowed US Airways to raise the financing for several aircraft at one time and place such funds in escrow pending the purchase, delivery or refinancing of the relevant aircraft. The trusts were also structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to US Airways.

Each trust covered a set amount of aircraft scheduled to be delivered or refinanced within a specific period of time. At the time of each covered aircraft financing, the relevant trust used the funds in escrow to purchase equipment notes relating to the financed aircraft. The equipment notes were issued, at US Airways’ election, in connection with a mortgage financing of the aircraft or by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leased the aircraft to US Airways. In both cases, the equipment notes are secured by a security interest in the aircraft. The pass through trust certificates are not direct obligations of, nor are they guaranteed by, the Company or US Airways. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of US Airways. As of December 31, 2012, $1.60 billion associated with these mortgage financings is reflected as debt in the accompanying consolidated balance sheet.

With respect to leveraged leases, US Airways evaluated whether the leases had characteristics of a variable interest entity. US Airways concluded the leasing entities met the criteria for variable interest entities. US Airways generally is not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates US Airways to absorb decreases in value or entitles US Airways to participate in increases in the value of the aircraft. US Airways does not provide residual value guarantees to the bondholders or equity participants in the trusts. Each lease does have a fixed price purchase option that allows US Airways to purchase the aircraft near the end of the lease term. However, the option price approximates an estimate of the aircraft’s fair value at the option date. Under this feature, US Airways does not participate in any increases in the value of the aircraft. US Airways concluded it was not the primary beneficiary under these arrangements. Therefore, US Airways accounts for its EETC leveraged lease financings as operating leases. US Airways’ total future obligations under these leveraged lease financings are $2.35 billion as of December 31, 2012, which are included in the future minimum lease payments table in (b) above.

(d) Regional Jet Capacity Purchase Agreements

US Airways has entered into capacity purchase agreements with certain regional jet operators. The capacity purchase agreements provide that all revenues, including passenger, mail and freight revenues, go to US Airways. In return, US Airways agrees to pay predetermined fees to these airlines for operating an agreed-upon number of aircraft, without regard to the number of passengers on board. In addition, these agreements provide that certain variable costs, such as airport landing fees and passenger liability insurance, will be reimbursed 100% by US Airways. US Airways controls marketing, scheduling, ticketing, pricing and seat inventories. The regional jet capacity purchase agreements have expirations from 2014 to 2020. The future minimum noncancellable commitments under the regional jet capacity purchase agreements are $1.07 billion in 2013, $985 million in 2014, $844 million in 2015, $523 million in 2016, $382 million in 2017 and $353 million thereafter. These commitments are estimates of costs based on assumed minimum levels of flying under the capacity purchase agreements and the Company’s actual payments could differ materially. These commitments include the portion of the Company’s future obligations related to aircraft deemed to be leased of approximately $295 million in 2013, $289 million in 2014, $248 million in 2015, $143 million in 2016, $109 million in 2017 and $118 million thereafter.

(e) Legal Proceedings

The Company is party to an arbitration proceeding relating to a grievance brought by its pilots union to the effect that, retroactive to January 1, 2010, this work group was entitled to a significant increase in wages by operation of the applicable collective bargaining agreement. The arbitrator has issued two decisions in the Company’s favor, and a subsequent meeting requested by the union has been held with the arbitrator to address those decisions. The Company believes that the union’s position is without merit and that the possibility of an adverse outcome is remote.

On April 21, 2011, US Airways filed an antitrust lawsuit against Sabre Holdings Corporation, Sabre Inc. and Sabre Travel International Limited (collectively, “Sabre”) in Federal District Court for the Southern District of New York. The lawsuit alleges, among other things, that Sabre has engaged in anticompetitive practices that illegally restrain US Airways’ ability to distribute its products to its customers. The lawsuit also alleges that these actions have prevented US Airways from employing new competing technologies and have allowed Sabre to continue to charge US Airways supracompetitive fees. The lawsuit seeks both injunctive relief and money damages. Sabre filed a motion to dismiss the case, which the court denied in part and granted in part in September 2011, allowing two of the four counts in the complaint to proceed. On January 18, 2013, Sabre filed a motion for leave to file a counterclaim, alleging that US Airways and other airlines conspired among themselves and with a third-party technology firm to boycott Sabre and other global distribution systems. If permitted to proceed, Sabre would be seeking monetary damages and injunctive relief. The Company intends to pursue its claims against Sabre vigorously and to vigorously defend any claims Sabre is permitted to file against the Company, but there can be no assurance of the outcome of this litigation.

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

(f) Guarantees and Indemnifications

US Airways guarantees the payment of principal and interest on certain special facility revenue bonds issued by municipalities to build or improve certain airport and maintenance facilities which are leased to US Airways. Under such leases, US Airways is required to make rental payments through 2023, sufficient to pay maturing principal and interest payments on the related bonds. As of December 31, 2012, the remaining lease payments guaranteeing the principal and interest on these bonds are $104 million, of which $25 million of these obligations are reflected as debt in the accompanying consolidated balance sheet.

US Airways assigned to Delta a lease agreement with the Port Authority of New York and New Jersey related to the East End Terminal at LaGuardia airport. A portion of the rental payments under the lease are used to repay special revenue bonds issued by the Port Authority. The revenue bonds have a final scheduled maturity in 2015 and had an outstanding principal amount of approximately $62 million at December 31, 2012. Pursuant to the terms of the lease assignment, US Airways remains contingently liable for Delta’s obligations, as assignee, under the lease agreement in the event Delta fails to perform such obligations including, without limitation, the payment of all rentals and other amounts due under the lease agreement. US Airways has the right to cure any failure by Delta to perform its obligations under the lease agreement and, in addition, US Airways has the right to reoccupy the terminal if it so chooses to cure any such default.

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

9. Supplemental Cash Flow Information

Supplemental disclosure of cash flow information and non-cash investing and financing activities are as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Non-cash transactions:
Interest payable converted to debt	$19	$31	$40
Note payables issued for aircraft purchases	52	—	118
Net unrealized loss on available-for-sale securities	—	—	1
Prepayment applied to equipment purchase deposits	—	—	(38)
Deposit applied to principal repayment on debt	—	—	(31)
Cash transactions:
Interest paid, net of amounts capitalized	227	209	225
Income taxes paid	2	1	1

10. Operating Segments and Related Disclosures

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

Information concerning operating revenues in principal geographic areas is as follows (in millions):

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
United States	$10,349	$9,709	$9,158
Foreign	3,482	3,346	2,750

Total	$13,831	$13,055	$11,908

The Company attributes operating revenues by geographic region based upon the origin and destination of each ticket. The Company’s tangible assets consist primarily of flight equipment, which are mobile across geographic markets and, therefore, have not been allocated.

11. Stockholders’ Equity

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

12. Stock-based Compensation

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

The Company’s net income for the years ended December 31, 2012, 2011 and 2010 included $51 million, $5 million and $31 million, respectively, of stock-based compensation costs. Stock-based compensation costs related to stock-settled awards were $12 million, $8 million and $13 million in 2012, 2011 and 2010, respectively. Stock-based compensation costs related to cash-settled awards were an expense of $39 million in 2012, a credit of $3 million in 2011 and an expense of $18 million in 2010.

Restricted Stock Unit Awards — As of December 31, 2012, the Company has outstanding restricted stock unit awards with service conditions and a three-year vesting period. The grant-date fair value of restricted stock unit awards is equal to the market price of the underlying shares of common stock on the date of grant and is expensed on a straight-line basis over the vesting period for the entire award. Stock-settled restricted stock unit awards (“RSUs”) are classified as equity awards as the vesting results in the issuance of shares of the Company’s common stock. Cash-settled restricted stock unit awards (“CRSUs”) are classified as liability awards as the vesting results in payment of cash by the Company.

RSU award activity for all plans for the years ending December 31, 2012, 2011 and 2010 is as follows (shares in thousands):

	Number of Shares	Weighted Average Grant- Date Fair Value
Nonvested balance at December 31, 2009	463	$11.22
Granted	84	9.14
Vested and released	(303)	15.35
Forfeited	(1)	11.37

Nonvested balance at December 31, 2010	243	$7.99
Granted	601	7.99
Vested and released	(188)	8.40
Forfeited	(1)	8.84

Nonvested balance at December 31, 2011	655	$7.88
Granted	1,827	7.64
Vested and released	(243)	7.63
Forfeited	(8)	7.62

Nonvested balance at December 31, 2012	2,231	$7.71

As of December 31, 2012, there were $13 million of total unrecognized compensation costs related to RSUs. These costs are expected to be recognized over a weighted average period of 1.2 years. The total fair value of RSUs vested during each of 2012, 2011 and 2010 was $2 million, respectively.

CRSU award activity for all plans for the years ending December 31, 2012 and 2011 is as follows (shares in thousands):

	Number of Shares	Weighted Average Fair Value
Nonvested balance at December 31, 2010	—	$—
Granted	1,039	8.14
Vested and released	—	—
Forfeited	(39)	7.42

Nonvested balance at December 31, 2011	1,000	$5.07
Granted	2	7.62
Vested and released	(324)	9.34
Forfeited	(35)	5.96

Nonvested balance at December 31, 2012	643	$13.50

As of December 31, 2012, the liability related to CRSUs was $3 million, which will continue to be remeasured at fair value at each reporting date until all awards are vested. As of December 31, 2012, the total unrecognized compensation expense for CRSUs was $6 million and is expected to be recognized over a weighted average period of 0.8 years. The total cash paid for CRSUs vested during 2012 was $3 million.

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

Stock option and SAR award activity for all plans for the years ending December 31, 2012, 2011 and 2010 is as follows (stock options and SARs in thousands):

	Stock Options and SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In millions)
Balance at December 31, 2009	10,858	$14.44
Granted	562	7.77
Exercised	(1,002)	5.73
Forfeited	(51)	7.12
Expired	(410)	34.32

Balance at December 31, 2010	9,957	$14.09
Granted	986	7.92
Exercised	(128)	7.47
Forfeited	(27)	7.44
Expired	(254)	23.26

Balance at December 31, 2011	10,534	$13.38
Granted	3,138	7.68
Exercised	(283)	6.78
Forfeited	(20)	7.98
Expired	(300)	15.95

Balance at December 31, 2012	13,069	$12.11	4.3	$71.7
Vested or expected to vest at December 31, 2012	12,952	$12.15	4.3	$71.0
Exercisable at December 31, 2012	9,108	$14.01	3.5	$48.8

CSAR award activity for all plans for the years ending December 31, 2012, 2011 and 2010 is as follows (CSARs in thousands):

	CSARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In millions)
Balance at December 31, 2009	4,413	$3.10
Granted	1,865	7.42
Exercised	(1,028)	3.10
Forfeited	(196)	4.15
Expired	—	—

Balance at December 31, 2010	5,054	$4.65
Granted	1,484	8.14
Exercised	(395)	3.44
Forfeited	(219)	5.47
Expired	(8)	7.42

Balance at December 31, 2011	5,916	$5.58
Granted	4	7.62
Exercised	(569)	4.29
Forfeited	(113)	6.26
Expired	—	—

Balance at December 31, 2012	5,238	$5.70	4.1	$40.8
Vested or expected to vest at December 31, 2012	5,229	$5.70	4.1	$40.8
Exercisable at December 31, 2012	3,762	$4.85	3.7	$32.5

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

The per share weighted-average grant-date fair value of stock appreciation rights granted and the weighted-average assumptions used for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Weighted average fair value	$4.59	$5.65	$4.93
Risk free interest rate	0.6%	1.6%	2.4%
Expected dividend yield	—	—	—
Expected term	3.5 years	4.0 years	5.0 years
Volatility	89%	102%	81%

As of December 31, 2012, there were $13 million of total unrecognized compensation costs related to SARs. These costs are expected to be recognized over a weighted average period of 1.1 years. The total intrinsic value of stock options and SARs exercised during the years ended December 31, 2012, 2011 and 2010 was $1 million, $0.2 million and $5 million, respectively.

As of December 31, 2012, the weighted average fair value of outstanding CSARs was $8.73 per share and the related liability was $40 million. These CSARs will continue to be remeasured at fair value at each reporting date until all awards are settled. As of December 31, 2012, the total unrecognized compensation expense for CSARs was $5 million and is expected to be recognized over a weighted average period of 0.6 years. Total cash paid for CSARs exercised during the years ended December 31, 2012, 2011 and 2010 was $4 million, $2 million and $6 million, respectively.

Agreements with the Pilot Union — As of December 31, 2012, there were 0.3 million pilot stock options outstanding pursuant to a letter of agreement with US Airways’ pilot union. These stock options had an exercise price of $12.50 and expired on January 31, 2013 if unexercised.

13. Valuation and Qualifying Accounts (in millions)

Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Allowance for doubtful receivables:
Year ended December 31, 2012	$8	$1	$2	$7

Year ended December 31, 2011	$9	$1	$2	$8

Year ended December 31, 2010	$8	$4	$3	$9

Allowance for inventory obsolescence:
Year ended December 31, 2012	$85	$16	$5	$96

Year ended December 31, 2011	$80	$20	$15	$85

Year ended December 31, 2010	$63	$21	$4	$80

Valuation allowance on deferred tax asset, net:
Year ended December 31, 2012	$408	$—	$248	$160

Year ended December 31, 2011	$430	$—	$22	$408

Year ended December 31, 2010	$623	$—	$193	$430

14. Slot Transaction

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

In December 2011, the slot divestitures described above were completed by Delta and on December 13, 2011, the transaction closed and ownership of the respective slots was transferred between the airlines. Accordingly as of December 31, 2011, the Company’s balance sheet reflected the transfer of the LaGuardia slots to Delta and the receipt of the Washington National slots, which were included within other intangible assets on the accompanying consolidated balance sheet. The newly acquired Washington National slots serve as collateral under the Company’s Citicorp credit facility. See Note 4(a) for discussion on the Citicorp credit facility.

The fair value of the LaGuardia slots transferred to Delta in exchange for the Washington National slots and related cash payment was $223 million, which resulted in a gain. Due to the DOT restrictions preventing operating use of the LaGuardia slots acquired by Delta, the gain was fully deferred as of December 31, 2011 and was included within other current liabilities on the accompanying consolidated balance sheet. The gain on the transaction was recognized as the DOT restrictions lapsed in 2012. The Company recognized $73 million of the gain in the first quarter of 2012 and the remaining gain, which approximated $69 million, in the third quarter of 2012. The $142 million gain is classified as a special credit and is included within other nonoperating expense, net on the accompanying consolidated statement of operations.

15. Selected Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for 2012 and 2011 is as follows (in millions, except share and per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2012
Operating revenues	$3,266	$3,754	$3,533	$3,278
Operating expenses	3,207	3,350	3,265	3,153
Operating income	59	404	268	125
Nonoperating expense, net	(11)	(98)	(22)	(89)
Income tax provision (benefit)	—	—	1	(1)
Net income	48	306	245	37
Earnings per common share:
Basic	$0.30	$1.89	$1.51	$0.23
Diluted	$0.28	$1.54	$1.24	$0.22
Shares used for computation (in thousands):
Basic	162,130	162,310	162,418	162,467
Diluted	201,814	203,981	204,603	205,115
2011
Operating revenues	$2,961	$3,503	$3,436	$3,155
Operating expenses	3,000	3,326	3,256	3,047
Operating income (loss)	(39)	177	180	108
Nonoperating expense, net	(75)	(85)	(83)	(92)
Income tax provision (benefit)	—	—	21	(2)
Net income (loss)	(114)	92	76	18
Earnings (loss) per common share:
Basic	$(0.71)	$0.57	$0.47	$0.11
Diluted	$(0.71)	$0.49	$0.41	$0.11
Shares used for computation (in thousands):
Basic	161,890	162,016	162,090	162,115
Diluted	161,890	202,106	201,278	163,222

The Company’s 2012 and 2011 fourth quarter results were impacted by recognition of the following net special items:

Fourth quarter 2012 operating expenses included $9 million of charges primarily related to corporate transaction and auction rate securities arbitration costs.

Fourth quarter 2011 operating expenses included $2 million of charges related to auction rate securities arbitration costs and $1 million in express other special charges.

16. Subsequent Events

In January 2013, US Airways was awarded $30 million in compensatory damages by a Financial Industry Regulation Authority (“FINRA”) arbitration panel related to losses previously realized on investments in auction rate securities. US Airways has filed an action in federal court in Phoenix to confirm the award. Accordingly, the award will be recognized upon receipt as a nonoperating special credit.

On February 14, 2013, US Airways Group announced its intention to merge with AMR Corporation (“AMR”), the parent company of American Airlines, Inc. Under the terms of the merger agreement, US Airways Group will become a wholly owned subsidiary of AMR and the merged company will be operated under the single brand name of American Airlines. The merger is to be effected pursuant to a plan of reorganization in AMR’s currently pending cases under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The merger is conditioned on the approval by the U.S. Bankruptcy Court, regulatory approvals, approval by US Airways Group shareholders, other customary closing conditions, and confirmation and consummation of the plan of reorganization.

Item 8B. Consolidated Financial Statements and Supplementary Data of US Airways, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

US Airways, Inc.:

We have audited the accompanying consolidated balance sheets of US Airways, Inc. and subsidiaries (US Airways) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of US Airways’ management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US Airways, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), US Airways’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 19, 2013 expressed an unqualified opinion on the effectiveness of US Airways’ internal control over financial reporting.

/s/ KPMG LLP

Phoenix, Arizona

February 19, 2013

US Airways, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2012, 2011 and 2010

(In millions)

	2012	2011	2010
Operating revenues:
Mainline passenger	$8,979	$8,501	$7,645
Express passenger	3,326	3,061	2,821
Cargo	155	170	149
Other	1,532	1,476	1,440

Total operating revenues	13,992	13,208	12,055
Operating expenses:
Aircraft fuel and related taxes	3,489	3,400	2,403
Salaries and related costs	2,488	2,272	2,244
Express expenses	3,308	3,228	2,840
Aircraft rent	643	646	670
Aircraft maintenance	672	679	661
Other rent and landing fees	556	555	549
Selling expenses	466	454	421
Special items, net	34	24	5
Depreciation and amortization	254	247	258
Other	1,260	1,269	1,223

Total operating expenses	13,170	12,774	11,274

Operating income	822	434	781
Nonoperating income (expense):
Interest income	2	4	13
Interest expense, net	(244)	(225)	(233)
Other, net	121	(14)	39

Total nonoperating expense, net	(121)	(235)	(181)

Income before income taxes	701	199	600
Income tax provision (benefit)	(1)	19	1

Net income	$702	$180	$599

See accompanying notes to consolidated financial statements.

US Airways, Inc.

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2012, 2011 and 2010

(In millions)

	2012	2011	2010
Net income	$702	$180	$599
Other comprehensive income (loss):
Recognition of net realized gains on sale of available-for-sale securities	—	—	(52)
Reversal of tax provision in other comprehensive income	—	21	—
Reversal of net unrealized gains on available-for-sale securities	—	(3)	—
Net unrealized loss on available-for-sale securities	—	—	(1)
Other postretirement benefits	(9)	(16)	(21)

Total other comprehensive income (loss)	(9)	2	(74)

Total comprehensive income	$693	$182	$525

See accompanying notes to consolidated financial statements.

US Airways, Inc.

Consolidated Balance Sheets

December 31, 2012 and 2011

(In millions, except share and per share amounts)

	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$2,271	$1,940
Investments in marketable securities	100	—
Accounts receivable, net	297	325
Materials and supplies, net	247	199
Prepaid expenses and other	601	527

Total current assets	3,516	2,991
Property and equipment
Flight equipment	5,035	4,441
Ground property and equipment	968	873
Less accumulated depreciation and amortization	(1,648)	(1,428)

	4,355	3,886
Equipment purchase deposits	244	153

Total property and equipment	4,599	4,039
Other assets
Other intangibles, net of accumulated amortization of $146 million and $124 million, respectively	510	512
Restricted cash	336	365
Other assets	223	209

Total other assets	1,069	1,086

Total assets	$9,184	$8,116

LIABILITIES & STOCKHOLDER’S EQUITY
Current liabilities
Current maturities of debt and capital leases	$401	$420
Accounts payable	331	305
Payables to related parties, net	521	601
Air traffic liability	1,054	910
Accrued compensation and vacation	246	167
Accrued taxes	183	165
Other accrued expenses	995	1,058

Total current liabilities	3,731	3,626
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	2,952	2,698
Deferred gains and credits, net	247	280
Postretirement benefits other than pensions	170	158
Employee benefit liabilities and other	429	392

Total noncurrent liabilities and deferred credits	3,798	3,528
Commitments and contingencies (Note 7)
Stockholder’s equity
Common stock, $1 par value, 1,000 shares issued and outstanding	—	—
Additional paid-in capital	2,445	2,445
Accumulated other comprehensive income	13	22
Accumulated deficit	(803)	(1,505)

Total stockholder’s equity	1,655	962

Total liabilities and stockholder’s equity	$9,184	$8,116

See accompanying notes to consolidated financial statements.

US Airways, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2012, 2011 and 2010

(In millions)

	2012	2011	2010
Cash flows from operating activities:
Net income	$702	$180	$599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	261	248	258
Loss on dispositions of property and equipment	6	8	7
Gain on slot transaction	(142)	—	—
Loss (gain) on sale of investments	—	2	(53)
Asset impairment	—	—	6
Non-cash tax provision	—	21	—
Amortization of deferred credits and rent	(40)	(46)	(46)
Amortization of debt discount and issuance costs	16	14	17
Amortization of actuarial gains	(1)	(3)	(4)
Debt extinguishment costs	1	3	5
Other	—	—	(2)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	28	(16)	(34)
Increase in materials and supplies, net	(48)	(15)	(2)
Increase in prepaid expenses and other	(74)	(47)	(41)
Decrease (increase) in other assets, net	(5)	(2)	17
Increase (decrease) in accounts payable	22	(38)	29
Decrease in payables to related parties, net	(80)	(27)	(16)
Increase in air traffic liability	144	49	83
Increase (decrease) in accrued compensation and vacation	79	(69)	65
Increase in accrued taxes	18	16	7
Increase (decrease) in other liabilities	108	162	(74)

Net cash provided by operating activities	995	440	821

Cash flows from investing activities:
Purchases of property and equipment	(766)	(581)	(187)
Purchases of marketable securities	(100)	(30)	(180)
Sales of marketable securities	—	82	325
Net cash proceeds from slot transaction	—	63	—
Decrease (increase) in long-term restricted cash	29	(1)	116
Proceeds from sale-leaseback transactions and dispositions of property and equipment	1	7	3

Net cash provided by (used in) investing activities	(836)	(460)	77

Cash flows from financing activities:
Repayments of debt and capital lease obligations	(479)	(659)	(679)
Proceeds from issuance of debt	634	764	437
Deferred financing costs	(23)	(14)	(9)
Airport construction obligation	40	13	—

Net cash provided by (used in) financing activities	172	104	(251)

Net increase in cash and cash equivalents	331	84	647
Cash and cash equivalents at beginning of year	1,940	1,856	1,209

Cash and cash equivalents at end of year	$2,271	$1,940	$1,856

See accompanying notes to consolidated financial statements.

US Airways, Inc.

Consolidated Statements of Stockholder’s Equity

For the Years Ended December 31, 2012, 2011 and 2010

(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance at December 31, 2009	—	2,445	94	(2,284)	255
Net income	—	—	—	599	599
Recognition of net realized gains on sale of available-for-sale securities	—	—	(52)	—	(52)
Net unrealized loss on available-for-sale securities	—	—	(1)	—	(1)
Other postretirement benefits	—	—	(21)	—	(21)

Balance at December 31, 2010	—	2,445	20	(1,685)	780
Net income	—	—	—	180	180
Reversal of tax provision in other comprehensive income	—	—	21	—	21
Reversal of net unrealized gains on sale of available-for-sale securities	—	—	(3)	—	(3)
Other postretirement benefits	—	—	(16)	—	(16)

Balance at December 31, 2011	—	2,445	22	(1,505)	962
Net income	—	—	—	702	702
Other postretirement benefits	—	—	(9)	—	(9)

Balance at December 31, 2012	$—	$2,445	$13	$(803)	$1,655

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

US Airways operates the fifth largest airline in the United States as measured by domestic revenue passenger miles (“RPMs”) and available seat miles (“ASMs”). US Airways has hubs in Charlotte, Philadelphia and Phoenix and a focus city in Washington, D.C. at Ronald Reagan Washington National Airport (“Washington National”). US Airways offers scheduled passenger service on more than 3,000 flights daily to 198 communities in the United States, Canada, Mexico, Europe, the Middle East, the Caribbean, and Central and South America. US Airways also has an established East Coast route network, including the US Airways Shuttle service. US Airways had approximately 54 million passengers boarding its mainline flights in 2012. During 2012, US Airways’ mainline operation provided regularly scheduled service or seasonal service at 130 airports, while the US Airways Express network served 157 airports in the United States, Canada, Mexico and the Caribbean, including 78 airports also served by the mainline operation. US Airways Express air carriers had approximately 28 million passengers boarding their planes in 2012. As of December 31, 2012, US Airways operated 340 mainline jets and is supported by US Airways Group’s regional airline subsidiaries and affiliates operating as US Airways Express under capacity purchase agreements, which operated 238 regional jets and 44 turboprops. US Airways’ prorate carriers operated four regional jets at December 31, 2012.

As of December 31, 2012, US Airways employed approximately 31,200 active full-time equivalent employees. Approximately 84% of employees are covered by collective bargaining agreements with various labor unions. US Airways’ pilots and flight attendants are currently working under the terms of their respective US Airways or America West Airlines, Inc. (“AWA”) collective bargaining agreements, as modified by transition agreements reached in connection with the merger in 2005. In January 2013, US Airways reached a tentative agreement with the Association of Flight Attendants (“AFA”) for a single labor agreement applicable to both premerger US Airways and AWA flight attendants. This tentative agreement is subject to ratification by the AFA membership.

(b) Basis of Presentation

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The most significant areas of judgment relate to passenger revenue recognition, impairment of long-lived and intangible assets, the frequent traveler program and the deferred tax asset valuation allowance. US Airways’ accumulated other comprehensive income balances at December 31, 2012 and 2011 related to other postretirement benefits.

(c) Cash and Cash Equivalents

Cash equivalents consist of cash in money market securities and treasury bills. All highly liquid investments purchased within three months of maturity are classified as cash equivalents. Cash equivalents are stated at cost, which approximates fair value due to the highly liquid nature and short-term maturities of the underlying securities.

(d) Investments in Marketable Securities

All other highly liquid investments with original maturities greater than three months but less than one year are classified as current investments in marketable securities. US Airways’ current investments in marketable securities consist of treasury bills that are classified as held to maturity and are carried at amortized cost, which approximates fair value.

(e) Restricted Cash

Restricted cash primarily includes cash collateral to secure workers’ compensation claims and credit card processing holdback requirements for advance ticket sales for which US Airways has not yet provided air transportation.

(f) Materials and Supplies, Net

Materials and supplies, net includes aircraft fuel, which is recorded on a first-in, first-out basis, and aircraft spare parts and supplies, which are recorded at net realizable value based on average costs. These items are expensed when used. An allowance for obsolescence is provided for aircraft spare parts and supplies.

(g) Property and Equipment

Property and equipment are recorded at cost. Interest expense related to the acquisition of certain property and equipment, including aircraft purchase deposits, is capitalized as an additional cost of the asset. Interest capitalized for the years ended December 31, 2012, 2011 and 2010 was $12 million, $8 million and $4 million, respectively. Property and equipment is depreciated and amortized to residual values over the estimated useful lives or the lease term, whichever is less, using the straight-line method. Costs of major improvements that enhance the usefulness of the asset are capitalized and depreciated over the estimated useful life of the asset or the modifications, whichever is less.

The estimated useful lives of owned aircraft, jet engines, other flight equipment and rotable parts range from five to 30 years. Leasehold improvements relating to flight equipment and other property subject to operating leases are amortized over the life of the lease or the life of the asset or improvement, whichever is shorter, on a straight-line basis. The estimated useful lives for other owned property and equipment range from three to 12 years and range from 18 to 30 years for training equipment and buildings.

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

(i) Other Intangibles, Net

Other intangible assets consist primarily of trademarks, international route authorities, airport take-off and landing slots and airport gates. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The following table provides information relating to US Airways’ intangible assets subject to amortization as of December 31, 2012 and 2011 (in millions):

	2012	2011
Airport take-off and landing slots	$540	$520
Airport gate leasehold rights	47	47
Accumulated amortization	(146)	(124)

Total	$441	$443

In 2011, US Airways completed a slot transaction with Delta Air Lines, Inc. (“Delta”). Refer to Note 13 for additional information on the accounting for this transaction.

The intangible assets subject to amortization generally are amortized over 25 years for airport take-off and landing slots and over the term of the lease for airport gate leasehold rights on a straight-line basis and are included in depreciation and amortization on the consolidated statements of operations. For the years ended December 31, 2012, 2011 and 2010, US Airways recorded amortization expense of $22 million, $21 million and $24 million, respectively, related to its intangible assets. US Airways expects to record annual amortization expense of $23 million in year 2013, $23 million in year 2014, $23 million in year 2015, $22 million in year 2016, $22 million in year 2017 and $328 million thereafter related to these intangible assets.

Indefinite lived assets are not amortized but instead are reviewed for impairment annually and more frequently if events or circumstances indicate that the asset may be impaired. As of December 31, 2012 and 2011, US Airways had $39 million of international route authorities and $30 million of trademarks on its balance sheets.

US Airways performed the annual impairment test on its international route authorities and trademarks during the fourth quarter of 2012. The fair values of international route authorities were assessed using the market approach. The market approach took into consideration relevant supply and demand factors at the related airport locations as well as available market sale and lease data. For trademarks, US Airways utilized a form of the income approach known as the relief-from-royalty method. As a result of US Airways’ annual impairment test on international route authorities and trademarks, no impairment was indicated.

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

As of December 31, 2012 and 2011, the incremental cost liability for outstanding mileage credits expected to be redeemed for future travel awards accrued on the consolidated balance sheets within other accrued expenses was $177 million, representing 133.6 billion mileage credits, and $164 million, representing 133.5 billion mileage credits, respectively.

US Airways also sells frequent flyer program mileage credits to participating airline partners and non-airline business partners. Sales of mileage credits to business partners is comprised of two components, transportation and marketing. While US Airways did adopt Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements” on January 1, 2011, as of December 31, 2012, US Airways has not materially modified any of its significant agreements to sell frequent flyer program mileage credits and continues to use the residual method of accounting to determine the values of each component. The transportation component represents the fair value of future travel awards and is determined based on the equivalent value of purchased tickets that have similar restrictions as frequent traveler awards. The determination of the transportation component requires estimates and assumptions that require management judgment. Significant estimates and assumptions include:

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

As of December 31, 2012 and 2011, US Airways had $258 million and $196 million, respectively, in deferred revenue from the sale of mileage credits included in other accrued expenses on the consolidated balance sheets. For the years ended December 31, 2012, 2011 and 2010, the marketing component of mileage sales recognized at the time of sale in other revenues was approximately $141 million, $133 million and $144 million, respectively.

(k) Derivative Instruments

US Airways has not entered into any transactions to hedge its fuel consumption. As a result, US Airways fully realizes the effects of any increase or decrease in fuel prices.

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

US Airways purchases capacity, or ASMs, generated by US Airways Group’s wholly owned regional air carriers and the capacity of Air Wisconsin Airlines Corporation (“Air Wisconsin”), Republic Airline, Inc. (“Republic”), Mesa Airlines, Inc. (“Mesa”), Chautauqua Airlines, Inc. (“Chautauqua”) and SkyWest Airlines, Inc. (“SkyWest”) in certain markets. US Airways Group’s wholly owned regional air carriers, Air Wisconsin, Republic, Mesa, Chautauqua and SkyWest operate regional aircraft in these markets as part of US Airways Express. US Airways classifies revenues generated from transportation on these carriers as express passenger revenues. Liabilities related to tickets sold by US Airways for travel on these air carriers are also included in US Airways’ air traffic liability and are subsequently relieved in the same manner as described above.

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

(o) Selling Expenses

Selling expenses include commissions, credit card fees, computerized reservations systems fees, advertising and promotional expenses. Advertising and promotional expenses are expensed when incurred. Advertising and promotional expenses for the years ended December 31, 2012, 2011 and 2010 were $11 million, $11 million and $10 million, respectively.

(p) Stock-based Compensation

US Airways accounts for its stock-based compensation expense based on the fair value of the stock award at the time of grant, which is recognized ratably over the vesting period of the stock award. The fair value of stock options and stock appreciation rights is estimated using a Black-Scholes option pricing model. The fair value of restricted stock units is based on the market price of the underlying shares of common stock on the date of grant. See Note 11 for further discussion of stock-based compensation.

(q) Foreign Currency Gains and Losses

Foreign currency gains and losses are recorded as part of other nonoperating expense, net in US Airways’ consolidated statements of operations. Foreign currency losses for the years ended December 31, 2012, 2011 and 2010 were $10 million, $17 million and $17 million, respectively.

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

(s) Express Expenses

Expenses associated with affiliate regional airlines operating as US Airways Express are classified as express expenses on the consolidated statements of operations. Express expenses consist of the following (in millions):

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Aircraft fuel and related taxes	$1,099	$1,058	$770
Salaries and related costs	30	23	23
Capacity purchases (a)	1,805	1,770	1,681
Other rent and landing fees	109	115	107
Selling expenses	174	175	173
Depreciation and amortization	7	1	—
Other expenses	84	86	86

Express expenses	$3,308	$3,228	$2,840

(a)	For the years ended December 31, 2012, 2011 and 2010, the component of capacity purchase expenses related to aircraft deemed to be leased was approximately $300 million, $300 million and $320 million, respectively.

(t) Recent Accounting Pronouncements

In 2011, the Financial Accounting Standards Board (“FASB”) issued two Accounting Standards Updates (“ASUs”), which amend the guidance for the presentation of comprehensive income. The amended guidance eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Upon adoption, other comprehensive income must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in comprehensive income. US Airways adopted these ASUs in 2012 using two separate but consecutive statements.

2. Special Items, Net

Special items, net as shown on the consolidated statements of operations include the following charges (credits) (in millions):

	Year Ended December 31,
	2012	2011	2010
Corporate transaction and other (a)	$34	$24	$10
Aviation Security Infrastructure Fee (“ASIF”) refund (b)	—	—	(16)
Asset impairment charges (c)	—	—	6
Aircraft costs (d)	—	—	5

Total	$34	$24	$5

(a)	In 2012 and 2011, US Airways recorded net special charges primarily related to corporate transaction and auction rate securities arbitration costs. In 2010, US Airways recorded net special charges primarily related to corporate transaction costs and a settlement.
(b)	In 2010, US Airways recorded a refund of ASIF previously paid to the TSA during the years 2005 to 2009.
(c)	In 2010, US Airways recorded a non-cash charge related to the decline in value of certain spare parts.
(d)	In 2010, US Airways recorded aircraft costs as a result of capacity reductions.

3. Debt

The following table details US Airways’ debt (in millions). Variable interest rates listed are the rates as of December 31, 2012.

	December 31, 2012	December 31, 2011
Secured
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.61% to 10.32%, maturing from 2013 to 2022 (a)	$1,678	$1,699
Aircraft enhanced equipment trust certificates (“EETCs”), fixed interest rates ranging from 5.90% to 11%, maturing from 2014 to 2024 (b)	1,598	1,279
Other secured obligations, fixed interest rate of 8%, maturing from 2018 to 2021	27	30

	3,303	3,008
Unsecured
Airbus advance, repayments through 2018 (c)	83	142
Industrial development bonds, fixed interest rate of 6.30%, interest only payments until due in 2023 (d)	29	29
Other unsecured obligations	—	10

	112	181

Total long-term debt and capital lease obligations	3,415	3,189
Less: Total unamortized discount on debt	(62)	(71)
Current maturities	(401)	(420)

Long-term debt and capital lease obligations, net of current maturities	$2,952	$2,698

(a)	The following are the significant equipment financing agreements entered into in 2012:

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

US Airways entered into an agreement to acquire five Embraer 190 aircraft from Republic. In 2012, US Airways took delivery of three aircraft and the remaining two aircraft are scheduled to be delivered in the first quarter of 2013. In connection with this agreement, US Airways assumes the outstanding debt on these aircraft upon delivery and Republic is released from its obligations associated with the principal due under the debt.

US Airways borrowed $85 million to finance new Airbus aircraft deliveries. These financings bear interest at a rate of LIBOR plus an applicable margin and contain default provisions and other covenants that are typical in the industry.

(b)	The equipment notes underlying these EETCs are the direct obligations of US Airways and cover the financing of 46 aircraft. See Note 7(c) for further discussion.

In May 2012, US Airways created three pass-through trusts which issued approximately $623 million aggregate face amount of Series 2012-1 Class A, Class B and Class C Enhanced Equipment Trust Certificates in connection with the refinancing of two Airbus aircraft owned by US Airways and the financing of 12 Airbus aircraft scheduled to be delivered from September 2012 to March 2013 (the “2012-1 EETCs”). The 2012-1 EETCs represent fractional undivided interests in the respective pass-through trusts and are not obligations of US Airways. Proceeds received from the sale of EETCs are initially held by a depository in escrow for the benefit of the certificate holders until US Airways issues equipment notes to the trust, which purchases the notes with a portion of the escrowed funds. These escrowed funds are not guaranteed by US Airways and are not reported as debt on US Airways’ consolidated balance sheet because the proceeds held by the depositary are not US Airways’ assets.

As of December 31, 2012, $441 million of the escrowed proceeds from the 2012-1 EETCs have been used to purchase equipment notes issued by US Airways in three series: Series A equipment notes in an aggregate principal amount of $269 million bearing interest at 5.90% per annum, Series B equipment notes in an aggregate principal amount of $88 million bearing interest at 8% per annum and Series C equipment notes in an aggregate principal amount of $84 million bearing interest at 9.125% per annum. Interest on the equipment notes is payable semiannually in April and October of each year and began in October 2012. Principal payments on the equipment notes are scheduled to begin in April 2013. The final payments on the Series A equipment notes, Series B equipment notes and Series C equipment notes will be due in October 2024, October 2019 and October 2015, respectively. US Airways’ payment obligations under the equipment notes are fully and unconditionally guaranteed by US Airways Group. The net proceeds from the issuance of these equipment notes were used in part to repay the existing debt associated with the two Airbus aircraft and to finance eight Airbus aircraft delivered in 2012, with the balance used for general corporate purposes. The equipment notes are secured by liens on aircraft. The remaining $182 million of escrowed proceeds will be used to purchase equipment notes as the new aircraft are delivered in 2013.

In December 2012, US Airways created two pass-through trusts which issued approximately $546 million aggregate face amount of Series 2012-2 Class A and Class B Enhanced Equipment Trust Certificates in connection with the financing of 11 Airbus aircraft scheduled to be delivered from May 2013 to October 2013 (the “2012-2 EETCs”). The 2012-2 EETCs represent fractional undivided interests in the respective pass-through trusts and are not obligations of US Airways. Proceeds received from the sale of EETCs are initially held by a depository in escrow for the benefit of the certificate holders until US Airways issues equipment notes to the trust, which purchases the notes with a portion of the escrowed funds. These escrowed funds are not guaranteed by US Airways and are not reported as debt on US Airways’ consolidated balance sheet because the proceeds held by the depositary are not US Airways’ assets. The escrowed proceeds will be used to purchase equipment notes as the new aircraft are delivered in 2013.

(c)	On October 20, 2008, US Airways and Airbus entered into amendments to the A320 Family Aircraft Purchase Agreement, the A330 Aircraft Purchase Agreement, and the A350 XWB Purchase Agreement. In exchange for US Airways’ agreement to enter into these amendments, Airbus advanced US Airways $200 million in consideration of aircraft deliveries under the various related purchase agreements. Under the terms of each of the amendments, US Airways has agreed to maintain a level of unrestricted cash in the same amount required by US Airways Group’s Citicorp credit facility. This transaction was treated as a financing transaction for accounting purposes using an effective interest rate commensurate with US Airways’ credit rating. There are no stated interest payments.

(d)	The industrial development revenue bonds are due April 2023. Interest at 6.30% is payable semiannually on April 1 and October 1. The bonds are subject to optional redemption prior to the maturity date, in whole or in part, on any interest payment date at a redemption price of 100%.

Secured financings are collateralized by assets, primarily aircraft, engines, simulators, rotable aircraft parts, hangar and maintenance facilities and airport take-off and landing slots. At December 31, 2012, the maturities of long-term debt and capital leases are as follows (in millions):

2013	$401
2014	540
2015	362
2016	325
2017	334
Thereafter	1,453

$3,415

Certain of US Airways’ long-term debt agreements contain significant minimum cash balance requirements and other covenants with which US Airways was in compliance at December 31, 2012. Certain of US Airways’ long-term debt agreements contain cross-default provisions, which may be triggered by defaults by US Airways under other agreements relating to indebtedness.

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

At December 31, 2012, US Airways had approximately $1.44 billion of gross NOLs to reduce future federal taxable income. To the extent profitable, all of US Airways’ NOLs are expected to be available to reduce federal taxable income in the calendar year 2013. The NOLs expire during the years 2025 through 2031. US Airways’ net deferred tax assets, which include $1.38 billion of the NOLs, are subject to a full valuation allowance. US Airways also had approximately $67 million of tax-effected state NOLs at December 31, 2012. At December 31, 2012, the federal and state valuation allowances were $126 million and $42 million, respectively, which includes $32 million allocated to certain capital loss carryforwards. In accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), utilization of the NOLs will result in a corresponding decrease in the valuation allowance and offset US Airways’ tax provision dollar for dollar.

When profitable, US Airways is ordinarily subject to Alternative Minimum Tax (“AMT”). However as the result of a special tax election made in 2009, US Airways was able to utilize AMT NOLs to fully offset its AMT taxable income for each of the years ended 2012, 2011 and 2010.

For the year ended December 31, 2012, US Airways recognized an AMT credit of $2 million resulting from its elections under applicable sections of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. In addition, US Airways did not record federal income tax expense and recorded $1 million of state income tax expense related to certain states where NOLs were limited or unavailable to be used.

For the year ended December 31, 2011, US Airways recorded a special non-cash tax charge of $21 million in connection with the sale of its final remaining investment in auction rate securities in July 2011. This charge recognized in the statement of operations the tax provision that was recorded in other comprehensive income, a subset of stockholder’s equity, in the fourth quarter of 2009. In addition, US Airways recognized an AMT credit of $2 million resulting from its elections under applicable sections of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. US Airways did not record any additional federal income tax expense and recorded a nominal amount of state income tax expense related to certain states where NOLs were limited or unavailable to be used.

For the year ended December 31, 2010, US Airways did not record federal income tax expense and recorded $1 million of state income tax expense related to certain states where NOLs were limited or unavailable to be used.

The components of the provision (benefit) for income taxes are as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Current provision (benefit):
Federal	$(2)	$—	$—
State	1	—	1

Total current	(1)	—	1
Deferred provision:
Federal	—	19	—
State	—	—	—

Total deferred	—	19	—

Provision (benefit) for income taxes	$(1)	$19	$1

Income tax expense (benefit) differs from amounts computed at the federal statutory income tax rate as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Income tax expense at the federal statutory income tax rate	$246	$70	$210
Book expenses not deductible for tax purposes	17	11	13
State income tax expense, net of federal income tax expense	19	6	16
Change in valuation allowance	(281)	(87)	(238)
AMT benefit	(2)	(2)	—
Allocation to other comprehensive income	—	21	—

Total	$(1)	$19	$1

Effective tax rate	(0.1)%	9.7%	0.1%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2012 and 2011 are as follows (in millions):

	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$525	$674
Property, plant and equipment	43	39
Investments	—	3
Financing transactions	28	37
Employee benefits	314	302
Dividend Miles awards	158	132
AMT credit carryforward	21	23
Other deferred tax assets	67	110
Valuation allowance	(168)	(410)

Net deferred tax assets	988	910

Deferred tax liabilities:
Depreciation and amortization	822	727
Sale and leaseback transactions and deferred rent	96	106
Leasing transactions	55	62
Long-lived intangibles	25	25
Other deferred tax liabilities	4	4

Total deferred tax liabilities	1,002	924

Net deferred tax liabilities	14	14

Less: current deferred tax liabilities	—	—

Non-current deferred tax liabilities	$14	$14

The reason for significant differences between taxable and pre-tax book income primarily relates to depreciation on fixed assets, employee postretirement benefit costs, employee-related accruals and leasing transactions.

US Airways files tax returns in the U.S. federal jurisdiction, and in various states and foreign jurisdictions. All federal and state tax filings for US Airways for fiscal years through December 31, 2011 have been timely filed. There are currently no federal audits and two state audits in process. US Airways’ federal income tax year 2008 was closed by operation of the statute of limitations expiring and there were no extensions filed. US Airways files tax returns in 44 states and its major state tax jurisdictions are Arizona, California, Pennsylvania and North Carolina. Tax years up to 2007 for these state tax jurisdictions are closed by operation of the statute of limitations expiring. An extension for one state has been filed.

US Airways believes that its income tax filing positions and deductions related to tax periods subject to examination will be sustained upon audit and does not anticipate any adjustments that will result in a material adverse effect on US Airways’ financial condition, results of operations or cash flow. Therefore, no accruals for uncertain income tax positions have been recorded.

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

US Airways’ operating results are materially impacted by changes in the availability, price volatility and cost of aircraft fuel, which represents one of the largest single cost items in US Airways’ business. Because of the amount of fuel needed to operate US Airways’ airline, even a relatively small increase in the price of fuel can have a material adverse aggregate effect on US Airways’ costs and liquidity. Jet fuel market prices have fluctuated substantially over the past several years with market spot prices ranging from a low of approximately $1.87 per gallon to a high of approximately $3.38 per gallon during the period from January 1, 2010 to December 31, 2012. US Airways has not entered into any transactions to hedge its fuel consumption. As a result, US Airways fully realizes the effects of any increase or decrease in fuel prices.

These factors could impact the US Airways’ results of operations, financial performance and liquidity.

(a) Credit Risk

Investments in Marketable Securities

At December 31, 2012, US Airways’ investments in marketable securities consisted of short-term treasury bills.

During 2011, US Airways sold its final remaining investments in auction rate securities for cash proceeds of $52 million, resulting in the reversal of $3 million of prior period net unrealized gains from OCI and $2 million of realized losses recorded in other nonoperating expense, net. With this sale, US Airways has now liquidated its entire investment in auction rate securities.

During 2010, US Airways sold certain investments in auction rate securities for cash proceeds of $145 million, resulting in $53 million of net realized gains recorded in other nonoperating expense, net, of which $52 million represents the reclassification of prior period net unrealized gains from OCI as determined on a specific-identification basis. Additionally, US Airways recorded net unrealized losses of $1 million in OCI related to the decline in fair value of certain investments in auction rate securities, which offset previously recognized unrealized gains.

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

(b) Interest Rate Risk

US Airways has exposure to market risk associated with changes in interest rates related primarily to its variable rate debt obligations. Interest rates on $1.44 billion principal amount of long-term debt as of December 31, 2012 are subject to adjustment to reflect changes in floating interest rates. The weighted average effective interest rate on US Airways’ variable rate debt was 3.72% at December 31, 2012.

The fair value of US Airways’ long-term debt and capital lease obligations was approximately $3.30 billion and $2.92 billion at December 31, 2012 and 2011, respectively. The fair values were estimated using quoted market prices where available. For long-term debt not actively traded, fair values were estimated using a discounted cash flow analysis, based on US Airways’ current incremental borrowing rates for similar types of borrowing arrangements. If US Airways’ long-term debt was measured at fair value, it would have been categorized as Level 2 in the fair value hierarchy.

6. Employee Pension and Benefit Plans

Substantially all of US Airways’ employees meeting certain service and other requirements are eligible to participate in various pension, medical, dental, life insurance, disability and survivorship plans.

(a) Other Postretirement Benefits Plan

The following table sets forth changes in the fair value of plan assets, benefit obligations and the funded status of the plans and the amounts recognized in US Airways’ consolidated balance sheets as of December 31, 2012 and 2011 (in millions).

	Year Ended December 31, 2012	Year Ended December 31, 2011
Fair value of plan assets at beginning of period	$—	$—
Actual return on plan assets	—	—
Employer contributions	7	8
Plan participants’ contributions	13	16
Gross benefits paid	(20)	(24)

Fair value of plan assets at end of period	—	—

Benefit obligation at beginning of period	171	155
Service cost	3	3
Interest cost	7	8
Plan participants’ contributions	13	16
Actuarial loss	8	13
Gross benefits paid	(20)	(24)

Benefit obligation at end of period	182	171

Funded status of the plan	$(182)	$(171)

Liability recognized in the consolidated balance sheet	$(182)	$(171)

Net actuarial gain recognized in accumulated other comprehensive income	$13	$22

The following table presents the weighted average assumptions used to determine benefit obligations:

	Year Ended December 31, 2012	Year Ended December 31, 2011
Discount rate	3.53%	4.13%

US Airways assumed discount rates for measuring its other postretirement benefit obligations, based on a hypothetical portfolio of high quality corporate bonds denominated in U.S. currency (Aa rated, non-callable or callable with make-whole provisions), for which the timing and cash outflows approximate the estimated benefit payments of the other postretirement benefit plans.

As of December 31, 2012, the assumed health care cost trend rates were 8% in 2013 and 7.5% in 2014, decreasing to 5% in 2019 and thereafter. As of December 31, 2011, the assumed health care cost trend rates were 8.5% in 2012 and 8% in 2013, decreasing to 5% in 2019 and thereafter. The assumed health care cost trend rates could have a significant effect on amounts reported for retiree health care plans. A one-percentage point change in the health care cost trend rates would have the following effects on other postretirement benefits as of December 31, 2012 (in millions):

	1% Increase	1% Decrease
Effect on total service and interest costs	$1	$(1)
Effect on postretirement benefit obligation	17	(13)

Weighted average assumptions used to determine net periodic benefit cost were as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Discount rate	4.13%	4.93%	5.51%

Components of the net and total periodic cost for other postretirement benefits are as follows (in millions):

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Service cost	$3	$3	$3
Interest cost	7	8	8
Amortization of actuarial gain (1)	(1)	(3)	(4)

Total periodic costs	$9	$8	$7

(1)	The estimated net actuarial gain for other postretirement benefits that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2013 is less than $1 million.

In 2013, US Airways expects to contribute $13 million to its other postretirement plans. The following benefits, which reflect expected future service, as appropriate, are expected to be paid from the other postretirement benefits plan (in millions):

	Other Postretirement Benefits before Medicare Subsidy	Medicare Subsidy
2013	$13	$—
2014	12	—
2015	12	—
2016	12	—
2017	13	—
2018 to 2022	67	(2)

(b) Defined Contribution and Multiemployer Plans

US Airways sponsors several defined contribution plans which cover a majority of its employee groups. US Airways makes contributions to these plans based on the individual plan provisions, including an employer non-discretionary contribution and an employer match. These contributions are generally made based upon eligibility, eligible earnings and employee group. Expenses related to these plans were $77 million, $76 million and $77 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Pursuant to US Airways’ collective bargaining agreements with the International Association of Machinists & Aerospace Workers (“IAM”), US Airways makes contributions for eligible employees to the IAM National Pension Fund, Employer Identification No. 51-6031295 and Plan No. 002 (the “IAM Pension Fund”). The IAM Pension Fund reported that its Pension Protection Act of 2006 certification filed in March 2012 with the IRS shows that it qualified for Green Zone Status, as it was at least 80% funded. Expenses related to contributions to this plan were $24 million, $24 million and $21 million for the years ended December 31, 2012, 2011 and 2010, respectively. US Airways’ contributions for the year ended December 31, 2011, the most recent period for which annual IAM Pension Fund information was available, represented approximately 7% of total employer plan contributions. US Airways’ collective bargaining agreements with the IAM became amendable on December 31, 2011.

(c) Postemployment Benefits

US Airways provides certain postemployment benefits to its employees. These benefits include disability-related and workers’ compensation benefits for certain employees. US Airways accrues for the cost of such benefit expenses once an appropriate triggering event has occurred.

(d) Profit Sharing Plans

Most non-executive employees of US Airways are eligible to participate in a profit sharing plan. Awards are paid as a lump sum after the end of each fiscal year. US Airways recorded $61 million, $12 million and $47 million for profit sharing in 2012, 2011 and 2010, respectively, which is recorded in salaries and related costs on the consolidated statement of operations and included in accrued compensation and vacation on the consolidated balance sheet.

7. Commitments and Contingencies

(a) Aircraft and Engine Purchase Commitments

US Airways has definitive purchase agreements with Airbus for the acquisition of 134 aircraft, including 97 single-aisle A320 family aircraft and 37 widebody aircraft (comprised of 22 A350 XWB aircraft and 15 A330-200 aircraft). Since 2008, when deliveries commenced under the purchase agreements, US Airways has taken delivery of 58 aircraft through December 31, 2012, which includes four A320 aircraft, 47 A321 aircraft and seven A330-200 aircraft. US Airways plans to take delivery of 16 A321 aircraft in 2013, with the remaining 30 A320 family aircraft scheduled to be delivered between 2014 and 2015. In addition, US Airways plans to take delivery of five A330-200 aircraft in 2013, with the remaining three A330-200 aircraft scheduled to be delivered in 2014. Deliveries of the 22 A350 XWB aircraft are scheduled to begin in 2017 and extend through 2019.

US Airways has agreements for the purchase of eight new IAE V2500-A5 spare engines scheduled for delivery through 2014 for use on the A320 family fleet, three new Trent 700 spare engines scheduled for delivery through 2013 for use on the A330-200 fleet and three new Trent XWB spare engines scheduled for delivery in 2017 through 2019 for use on the A350 XWB aircraft. US Airways has taken delivery of two of the Trent 700 spare engines and four of the V2500-A5 spare engines through December 31, 2012.

Under all of US Airways’ aircraft and engine purchase agreements, US Airways’ total future commitments as of December 31, 2012 are expected to be approximately $4.92 billion through 2019 as follows: $1.27 billion in 2013, $1.02 billion in 2014, $448 million in 2015, $107 million in 2016, $817 million in 2017 and $1.26 billion thereafter, which includes predelivery deposits and payments. US Airways has financing commitments for all future Airbus aircraft deliveries except for four aircraft scheduled for delivery after November 2013.

(b) Leases

US Airways leases certain aircraft, engines and ground equipment, in addition to the majority of its ground facilities and terminal space. As of December 31, 2012, US Airways had 270 aircraft under operating leases, with remaining terms ranging from two months to approximately 11 years. Airports are utilized for flight operations under lease arrangements with the municipalities or agencies owning or controlling such airports. Substantially all leases provide that the lessee must pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. Some leases also include renewal and purchase options.

As of December 31, 2012, obligations under noncancellable operating leases for future minimum lease payments were as follows (in millions):

2013	$906
2014	771
2015	662
2016	602
2017	561
Thereafter	1,789

Total minimum lease payments	5,291
Less sublease rental receipts	(373)

Total minimum lease payments	$4,918

For the years ended December 31, 2012, 2011 and 2010, rental expense under operating leases was $1.21 billion, $1.23 billion and $1.25 billion, respectively.

US Airways leases certain flight equipment to related parties (see Note 9(b)) under noncancellable operating leases expiring in various years through year 2022. The future minimum rental receipts associated with these leases are $78 million in 2013, $78 million in 2014, $74 million in 2015, $73 million in 2016, $73 million in 2017 and $165 million thereafter. The following amounts relate to owned aircraft leased under such agreements as reflected in flight equipment as of December 31, 2012 and 2011 (in millions):

	2012	2011
Flight equipment	$289	$286
Less accumulated amortization	(73)	(63)

	$216	$223

(c) Off-balance Sheet Arrangements

US Airways has 46 owned aircraft, 114 leased aircraft and three leased engines, which were financed with pass through trust certificates, or EETCs, issued by pass through trusts. These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of flight equipment. Rather than finance each aircraft separately when such aircraft is purchased, delivered or refinanced, these trusts allowed US Airways to raise the financing for several aircraft at one time and place such funds in escrow pending the purchase, delivery or refinancing of the relevant aircraft. The trusts were also structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to US Airways.

Each trust covered a set amount of aircraft scheduled to be delivered or refinanced within a specific period of time. At the time of each covered aircraft financing, the relevant trust used the funds in escrow to purchase equipment notes relating to the financed aircraft. The equipment notes were issued, at US Airways’ election, in connection with a mortgage financing of the aircraft or by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leased the aircraft to US Airways. In both cases, the equipment notes are secured by a security interest in the aircraft. The pass through trust certificates are not direct obligations of, nor are they guaranteed by, US Airways Group or US Airways. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of US Airways. As of December 31, 2012, $1.60 billion associated with these mortgage financings is reflected as debt in the accompanying consolidated balance sheet.

With respect to leveraged leases, US Airways evaluated whether the leases had characteristics of a variable interest entity. US Airways concluded the leasing entities met the criteria for variable interest entities. US Airways generally is not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates US Airways to absorb decreases in value or entitles US Airways to participate in increases in the value of the aircraft. US Airways does not provide residual value guarantees to the bondholders or equity participants in the trusts. Each lease does have a fixed price purchase option that allows US Airways to purchase the aircraft near the end of the lease term. However, the option price approximates an estimate of the aircraft’s fair value at the option date. Under this feature, US Airways does not participate in any increases in the value of the aircraft. US Airways concluded it was not the primary beneficiary under these arrangements. Therefore, US Airways accounts for its EETC leveraged lease financings as operating leases. US Airways’ total future obligations under these leveraged lease financings are $2.35 billion as of December 31, 2012, which are included in the future minimum lease payments table in (b) above.

(d) Regional Jet Capacity Purchase Agreements

US Airways has entered into capacity purchase agreements with certain regional jet operators. The capacity purchase agreements provide that all revenues, including passenger, mail and freight revenues, go to US Airways. In return, US Airways agrees to pay predetermined fees to these airlines for operating an agreed-upon number of aircraft, without regard to the number of passengers on board. In addition, these agreements provide that certain variable costs, such as airport landing fees and passenger liability insurance, will be reimbursed 100% by US Airways. US Airways controls marketing, scheduling, ticketing, pricing and seat inventories. The regional jet capacity purchase agreements have expirations from 2014 to 2020. The future minimum noncancellable commitments under the regional jet capacity purchase agreements are $1.07 billion in 2013, $985 million in 2014, $844 million in 2015, $523 million in 2016, $382 million in 2017 and $353 million thereafter. These commitments are estimates of costs based on assumed minimum levels of flying under the capacity purchase agreements and US Airways’ actual payments could differ materially. These commitments include the portion of US Airways’ future obligations related to aircraft deemed to be leased of approximately $295 million in 2013, $289 million in 2014, $248 million in 2015, $143 million in 2016, $109 million in 2017 and $118 million thereafter.

(e) Legal Proceedings

US Airways is party to an arbitration proceeding relating to a grievance brought by its pilots union to the effect that, retroactive to January 1, 2010, this work group was entitled to a significant increase in wages by operation of the applicable collective bargaining agreement. The arbitrator has issued two decisions in US Airways’ favor, and a subsequent meeting requested by the union has been held with the arbitrator to address those decisions. US Airways believes that the union’s position is without merit and that the possibility of an adverse outcome is remote.

On April 21, 2011, US Airways filed an antitrust lawsuit against Sabre Holdings Corporation, Sabre Inc. and Sabre Travel International Limited (collectively, “Sabre”) in Federal District Court for the Southern District of New York. The lawsuit alleges, among other things, that Sabre has engaged in anticompetitive practices that illegally restrain US Airways’ ability to distribute its products to its customers. The lawsuit also alleges that these actions have prevented US Airways from employing new competing technologies and have allowed Sabre to continue to charge US Airways supracompetitive fees. The lawsuit seeks both injunctive relief and money damages. Sabre filed a motion to dismiss the case, which the court denied in part and granted in part in September 2011, allowing two of the four counts in the complaint to proceed. On January 18, 2013, Sabre filed a motion for leave to file a counterclaim, alleging that US Airways and other airlines conspired among themselves and with a third-party technology firm to boycott Sabre and other global distribution systems. If permitted to proceed, Sabre would be seeking monetary damages and injunctive relief. US Airways intends to pursue its claims against Sabre vigorously and to vigorously defend any claims Sabre is permitted to file against US Airways, but there can be no assurance of the outcome of this litigation.

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

(f) Guarantees and Indemnifications

US Airways guarantees the payment of principal and interest on certain special facility revenue bonds issued by municipalities to build or improve certain airport and maintenance facilities which are leased to US Airways. Under such leases, US Airways is required to make rental payments through 2023, sufficient to pay maturing principal and interest payments on the related bonds. As of December 31, 2012, the remaining lease payments guaranteeing the principal and interest on these bonds are $104 million, of which $25 million of these obligations are reflected as debt in the accompanying consolidated balance sheet.

US Airways assigned to Delta a lease agreement with the Port Authority of New York and New Jersey related to the East End Terminal at LaGuardia airport. A portion of the rental payments under the lease are used to repay special revenue bonds issued by the Port Authority. The revenue bonds have a final scheduled maturity in 2015 and had an outstanding principal amount of approximately $62 million at December 31, 2012. Pursuant to the terms of the lease assignment, US Airways remains contingently liable for Delta’s obligations, as assignee, under the lease agreement in the event Delta fails to perform such obligations including, without limitation, the payment of all rentals and other amounts due under the lease agreement. US Airways has the right to cure any failure by Delta to perform its obligations under the lease agreement and, in addition, US Airways has the right to reoccupy the terminal if it so chooses to cure any such default.

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

8. Supplemental Cash Flow Information

Supplemental disclosure of cash flow information and non-cash investing and financing activities are as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Non-cash transactions:
Interest payable converted to debt	$19	$31	$40
Note payables issued for aircraft purchases	52	—	118
Net unrealized loss on available-for-sale securities	—	—	1
Prepayment applied to equipment purchase deposits	—	—	(38)
Deposit applied to principal repayment on debt	—	—	(31)
Cash transactions:
Interest paid, net of amounts capitalized	170	147	164
Income taxes paid	1	—	1

9. Related Party Transactions

The following represents net payable balances to related parties (in millions):

	December 31,
	2012	2011
US Airways Group	$453	$514
US Airways Group’s wholly owned subsidiaries	68	87

	$521	$601

(a) Parent Company

US Airways Group has the ability to move funds freely between its operating subsidiaries to support operations. These transfers are recognized as intercompany transactions.

US Airways recorded interest expense for the years ended December 31, 2012, 2011 and 2010 of $5 million, $6 million and $9 million, respectively, related to its intercompany payable balance to US Airways Group. Interest is calculated at market rates, which are reset quarterly.

(b) Subsidiaries of US Airways Group

The net payable to US Airways Group’s wholly owned subsidiaries consists of amounts due under regional capacity agreements with the other airline subsidiaries and fuel purchase arrangements with a non-airline subsidiary.

US Airways purchases all of the capacity generated by US Airways Group’s wholly owned regional airline subsidiaries at a rate per ASM that is periodically determined by US Airways and, concurrently, recognizes revenues that result primarily from passengers being carried by these affiliated companies. The rate per ASM that US Airways pays is based on estimates of the costs incurred to supply the capacity. US Airways recognized express capacity purchase expense for the years ended December 31, 2012, 2011 and 2010 of $534 million, $566 million and $460 million, respectively, related to this program.

US Airways provides various services to these regional airlines, including passenger handling, maintenance and catering. US Airways recognized other operating revenues for the years ended December 31, 2012, 2011 and 2010 of $90 million, $88 million and $89 million, respectively, related to these services. These regional airlines also perform passenger and ground handling services for US Airways at certain airports, for which US Airways recognized other operating expenses for the years ended December 31, 2012, 2011 and 2010 of $195 million, $176 million and $158 million, respectively. US Airways also leases or subleases certain aircraft to these regional airline subsidiaries. US Airways recognized other operating revenues of $78 million related to these arrangements for each of the years ended December 31, 2012, 2011 and 2010, respectively.

US Airways purchases a portion of its aviation fuel from US Airways Group’s wholly owned subsidiary, MSC, which acts as a fuel wholesaler to US Airways in certain circumstances. For the years ended December 31, 2012, 2011 and 2010, MSC sold fuel totaling $1.23 billion, $1.34 billion and $879 million, respectively, used by US Airways’ mainline and express flights.

10. Operating Segments and Related Disclosures

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

Information concerning operating revenues in principal geographic areas is as follows (in millions):

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
United States	$10,510	$9,862	$9,305
Foreign	3,482	3,346	2,750

Total	$13,992	$13,208	$12,055

US Airways attributes operating revenues by geographic region based upon the origin and destination of each ticket. US Airways’ tangible assets consist primarily of flight equipment, which are mobile across geographic markets and, therefore, have not been allocated.

11. Stock-based Compensation

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

US Airways’ net income for the years ended December 31, 2012, 2011 and 2010 included $51 million, $5 million and $31 million, respectively, of stock-based compensation costs. Stock-based compensation costs related to stock-settled awards were $12 million, $8 million and $13 million in 2012, 2011 and 2010, respectively. Stock-based compensation costs related to cash-settled awards were an expense of $39 million in 2012, a credit of $3 million in 2011 and an expense of $18 million in 2010.

Restricted Stock Unit Awards — As of December 31, 2012, US Airways Group has outstanding restricted stock unit awards with service conditions and a three-year vesting period. The grant-date fair value of restricted stock unit awards is equal to the market price of the underlying shares of US Airways Group’s common stock on the date of grant and is expensed on a straight-line basis over the vesting period for the entire award. Stock-settled restricted stock unit awards (“RSUs”) are classified as equity awards as the vesting results in the issuance of shares of US Airways Group’s common stock. Cash-settled restricted stock unit awards (“CRSUs”) are classified as liability awards as the vesting results in payment of cash by US Airways.

RSU award activity for all plans for the years ending December 31, 2012, 2011 and 2010 is as follows (shares in thousands):

	Number of Shares	Weighted Average Grant- Date Fair Value
Nonvested balance at December 31, 2009	463	$11.22
Granted	84	9.14
Vested and released	(303)	15.35
Forfeited	(1)	11.37

Nonvested balance at December 31, 2010	243	$7.99
Granted	601	7.99
Vested and released	(188)	8.40
Forfeited	(1)	8.84

Nonvested balance at December 31, 2011	655	$7.88
Granted	1,827	7.64
Vested and released	(243)	7.63
Forfeited	(8)	7.62

Nonvested balance at December 31, 2012	2,231	$7.71

As of December 31, 2012, there were $13 million of total unrecognized compensation costs related to RSUs. These costs are expected to be recognized over a weighted average period of 1.2 years. The total fair value of RSUs vested during each of 2012, 2011 and 2010 was $2 million, respectively.

CRSU award activity for all plans for the years ending December 31, 2012 and 2011 is as follows (shares in thousands):

	Number of Shares	Weighted Average Fair Value
Nonvested balance at December 31, 2010	—	$—
Granted	1,039	8.14
Vested and released	—	—
Forfeited	(39)	7.42

Nonvested balance at December 31, 2011	1,000	$5.07
Granted	2	7.62
Vested and released	(324)	9.34
Forfeited	(35)	5.96

Nonvested balance at December 31, 2012	643	$13.50

As of December 31, 2012, the liability related to CRSUs was $3 million, which will continue to be remeasured at fair value at each reporting date until all awards are vested. As of December 31, 2012, the total unrecognized compensation expense for CRSUs was $6 million and is expected to be recognized over a weighted average period of 0.8 years. The total cash paid for CRSUs vested during 2012 was $3 million.

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

Stock option and SAR award activity for all plans for the years ending December 31, 2012, 2011 and 2010 is as follows (stock options and SARs in thousands):

	Stock Options and SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In millions)
Balance at December 31, 2009	10,858	$14.44
Granted	562	7.77
Exercised	(1,002)	5.73
Forfeited	(51)	7.12
Expired	(410)	34.32

Balance at December 31, 2010	9,957	$14.09
Granted	986	7.92
Exercised	(128)	7.47
Forfeited	(27)	7.44
Expired	(254)	23.26

Balance at December 31, 2011	10,534	$13.38
Granted	3,138	7.68
Exercised	(283)	6.78
Forfeited	(20)	7.98
Expired	(300)	15.95

Balance at December 31, 2012	13,069	$12.11	4.3	$71.7
Vested or expected to vest at December 31, 2012	12,952	$12.15	4.3	$71.0
Exercisable at December 31, 2012	9,108	$14.01	3.5	$48.8

CSAR award activity for all plans for the years ending December 31, 2012, 2011 and 2010 is as follows (CSARs in thousands):

	CSARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In millions)
Balance at December 31, 2009	4,413	$3.10
Granted	1,865	7.42
Exercised	(1,028)	3.10
Forfeited	(196)	4.15
Expired	—	—

Balance at December 31, 2010	5,054	$4.65
Granted	1,484	8.14
Exercised	(395)	3.44
Forfeited	(219)	5.47
Expired	(8)	7.42

Balance at December 31, 2011	5,916	$5.58
Granted	4	7.62
Exercised	(569)	4.29
Forfeited	(113)	6.26
Expired	—	—

Balance at December 31, 2012	5,238	$5.70	4.1	$40.8
Vested or expected to vest at December 31, 2012	5,229	$5.70	4.1	$40.8
Exercisable at December 31, 2012	3,762	$4.85	3.7	$32.5

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

The per share weighted-average grant-date fair value of stock appreciation rights granted and the weighted-average assumptions used for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Weighted average fair value	$4.59	$5.65	$4.93
Risk free interest rate	0.6%	1.6%	2.4%
Expected dividend yield	—	—	—
Expected term	3.5 years	4.0 years	5.0 years
Volatility	89%	102%	81%

As of December 31, 2012, there were $13 million of total unrecognized compensation costs related to SARs. These costs are expected to be recognized over a weighted average period of 1.1 years. The total intrinsic value of stock options and SARs exercised during the years ended December 31, 2012, 2011 and 2010 was $1 million, $0.2 million and $5 million, respectively.

As of December 31, 2012, the weighted average fair value of outstanding CSARs was $8.73 per share and the related liability was $40 million. These CSARs will continue to be remeasured at fair value at each reporting date until all awards are settled. As of December 31, 2012, the total unrecognized compensation expense for CSARs was $5 million and is expected to be recognized over a weighted average period of 0.6 years. Total cash paid for CSARs exercised during the years ended December 31, 2012, 2011 and 2010 was $4 million, $2 million and $6 million, respectively.

Agreements with the Pilot Union — As of December 31, 2012, there were 0.3 million pilot stock options outstanding pursuant to a letter of agreement with US Airways’ pilot union. These stock options had an exercise price of $12.50 and expired on January 31, 2013 if unexercised.

12. Valuation and Qualifying Accounts (in millions)

Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Allowance for doubtful receivables:
Year ended December 31, 2012	$8	$1	$2	$7

Year ended December 31, 2011	$9	$1	$2	$8

Year ended December 31, 2010	$8	$4	$3	$9

Allowance for inventory obsolescence:
Year ended December 31, 2012	$78	$12	$2	$88

Year ended December 31, 2011	$74	$16	$12	$78

Year ended December 31, 2010	$58	$18	$2	$74

Valuation allowance on deferred tax asset, net:
Year ended December 31, 2012	$410	$—	$242	$168

Year ended December 31, 2011	$450	$—	$40	$410

Year ended December 31, 2010	$653	$—	$203	$450

13. Slot Transaction

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

In December 2011, the slot divestitures described above were completed by Delta and on December 13, 2011, the transaction closed and ownership of the respective slots was transferred between the airlines. Accordingly as of December 31, 2011, US Airways’ balance sheet reflected the transfer of the LaGuardia slots to Delta and the receipt of the Washington National slots, which were included within other intangible assets on the accompanying consolidated balance sheet. The newly acquired Washington National slots serve as collateral under US Airways Group’s Citicorp credit facility. See Note 4(a) to the consolidated financial statements of US Airways Group included in Item 8A of this report for discussion on the Citicorp credit facility.

The fair value of the LaGuardia slots transferred to Delta in exchange for the Washington National slots and related cash payment was $223 million, which resulted in a gain. Due to the DOT restrictions preventing operating use of the LaGuardia slots acquired by Delta, the gain was fully deferred as of December 31, 2011 and was included within other current liabilities on the accompanying consolidated balance sheet. The gain on the transaction was recognized as the DOT restrictions lapsed in 2012. US Airways recognized $73 million of the gain in the first quarter of 2012 and the remaining gain, which approximated $69 million, in the third quarter of 2012. The $142 million gain is classified as a special credit and is included within other nonoperating expense, net on the accompanying consolidated statement of operations.

14. Selected Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for 2012 and 2011 is as follows (in millions):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2012
Operating revenues	$3,304	$3,795	$3,575	$3,319
Operating expenses	3,248	3,400	3,313	3,210
Operating income	56	395	262	109
Nonoperating income (expense), net	15	(73)	2	(64)
Income tax provision (benefit)	—	—	1	(2)
Net income	71	322	263	47
2011
Operating revenues	$2,994	$3,544	$3,476	$3,195
Operating expenses	3,024	3,365	3,299	3,087
Operating income (loss)	(30)	179	177	108
Nonoperating expense, net	(53)	(60)	(56)	(66)
Income tax provision (benefit)	—	—	21	(2)
Net income (loss)	(83)	119	100	44

US Airways’ 2012 and 2011 fourth quarter results were impacted by recognition of the following net special items:

Fourth quarter 2012 operating expenses included $9 million of charges primarily related to corporate transaction and auction rate securities arbitration costs.

Fourth quarter 2011 operating expenses included $2 million of charges related to auction rate securities arbitration costs.

15. Subsequent Events

In January 2013, US Airways was awarded $30 million in compensatory damages by a Financial Industry Regulation Authority (“FINRA”) arbitration panel related to losses previously realized on investments in auction rate securities. US Airways has filed an action in federal court in Phoenix to confirm the award. Accordingly, the award will be recognized upon receipt as a nonoperating special credit.

On February 14, 2013, US Airways Group announced its intention to merge with AMR Corporation (“AMR”), the parent company of American Airlines, Inc. Under the terms of the merger agreement, US Airways Group will become a wholly owned subsidiary of AMR and the merged company will be operated under the single brand name of American Airlines. The merger is to be effected pursuant to a plan of reorganization in AMR’s currently pending cases under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The merger is conditioned on the approval by the U.S. Bankruptcy Court, regulatory approvals, approval by US Airways Group shareholders, other customary closing conditions, and confirmation and consummation of the plan of reorganization.

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

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of US Airways Group’s and US Airways’ management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the rules promulgated under the Exchange Act) as of December 31, 2012. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Changes in Internal Control over Financial Reporting

There has been no change to US Airways Group’s or US Airways’ internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, US Airways Group’s or US Airways’ internal control over financial reporting.

Limitation on the Effectiveness of Controls

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO believe that our disclosure controls and procedures were effective at the “reasonable assurance” level as of December 31, 2012.

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

Management assessed the effectiveness of US Airways Group’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management concludes that US Airways Group maintained effective internal control over financial reporting as of December 31, 2012.

US Airways Group’s independent registered public accounting firm has issued an audit report on the effectiveness of US Airways Group’s internal control over financial reporting. That report has been included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

US Airways Group, Inc.:

We have audited US Airways Group, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, US Airways Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of US Airways Group, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 19, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Phoenix, Arizona

February 19, 2013

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

Management assessed the effectiveness of US Airways’ internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management concludes that US Airways maintained effective internal control over financial reporting as of December 31, 2012.

US Airways’ independent registered public accounting firm has issued an audit report on the effectiveness of US Airways’ internal control over financial reporting. That report has been included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

US Airways, Inc.:

We have audited US Airways, Inc. and subsidiaries’ (US Airways) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). US Airways’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on US Airways’ internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, US Airways, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of US Airways, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 19, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Phoenix, Arizona

February 19, 2013

Item 9B. Other Information

None.

PART III

The information required by Part III of this Annual Report on Form 10-K, pursuant to General Instruction G(3) of Form 10-K, will, except as otherwise set forth below in Item 10, be set forth in US Airways Group’s definitive Proxy Statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A relating to US Airways Group’s 2013 Annual Meeting of Stockholders and is incorporated herein by reference. US Airways Group will file the Proxy Statement or an appropriate amendment to this report with the SEC within 120 days of the end of its fiscal year.

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

Item 11. Executive Compensation

Information required by this Item will be set forth in US Airways Group’s Proxy Statement under the captions “Information About Our Board of Directors and Corporate Governance,” “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Compensation and Human Resources Committee Report” and is incorporated by reference into this Annual Report on Form 10-K.

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

Item 14. Principal Accountant Fees and Services

Information required by this Item will be set forth in US Airways Group’s Proxy Statement under the caption “Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated by reference into this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Consolidated Financial Statements

The following consolidated financial statements of US Airways Group, Inc. are included in Part II, Item 8A of this report:

•	Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010

•	Consolidated Balance Sheets as of December 31, 2012 and 2011

•	Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2012, 2011 and 2010

•	Notes to Consolidated Financial Statements

The following consolidated financial statements of US Airways, Inc. are included in Part II, Item 8B of this report:

•	Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010

•	Consolidated Balance Sheets as of December 31, 2012 and 2011

•	Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Stockholder’s Equity for the years ended December 31, 2012, 2011 and 2010

•	Notes to Consolidated Financial Statements

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

US Airways Group, Inc.

Date: February 19, 2013	By:	/s/ W. Douglas Parker
W. Douglas Parker
Chairman and Chief Executive Officer

US Airways, Inc.

Date: February 19, 2013	By:	/s/ W. Douglas Parker
W. Douglas Parker
Chairman and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints W. Douglas Parker and Derek J. Kerr and each or any of them, his or her true and lawful attorneys and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ W. Douglas Parker	Chairman and Chief Executive Officer	February 19, 2013
W. Douglas Parker	(Principal Executive Officer)

/s/ Derek J. Kerr	Executive Vice President and Chief	February 19, 2013
Derek J. Kerr	Financial Officer (Principal Financial and Accounting Officer)

/s/ Matthew J. Hart	Director	February 19, 2013
Matthew J. Hart

/s/ Richard C. Kraemer	Director	February 19, 2013
Richard C. Kraemer

/s/ Cheryl G. Krongard	Director	February 19, 2013
Cheryl G. Krongard

/s/ Bruce R. Lakefield	Director	February 19, 2013
Bruce R. Lakefield

/s/ Denise M. O’Leary	Director	February 19, 2013
Denise M. O’Leary

/s/ George M. Philip	Director	February 19, 2013
George M. Philip

/s/ William J. Post	Director	February 19, 2013
William J. Post

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger among AMR Corporation, AMR Merger Sub, Inc. and US Airways Group, Inc., dated as of February 13, 2013 (incorporated by reference to Exhibit 2.1 to US Airways Group’s Current Report on Form 8-K/A filed on February 14, 2013 (Commission File No. 1-8444)).#

2.2	Agreement and Plan of Merger, dated May 19, 2005, by and among US Airways Group and America West Holdings Corporation (incorporated by reference to Exhibit 2.1 to US Airways Group’s Registration Statement on Form S-4 filed on June 28, 2005) (Registration No. 333-126162).#

2.3	Letter Agreement, dated July 7, 2005 by and among US Airways Group, America West Holdings Corporation, Barbell Acquisition Corp., ACE Aviation America West Holdings, Inc., Eastshore Aviation, LLC, Par Investment Partners, L.P., Peninsula Investment Partners, L.P. and Wellington Management Company, LLP (incorporated by reference to Exhibit 2.2 to Amendment No. 1 to US Airways Group’s Registration Statement on Form S-4 filed on August 8, 2005) (Registration No. 333-126162).

2.4	Joint Plan of Reorganization of US Airways, Inc. and Its Affiliated Debtors and Debtors-in-Possession (incorporated by reference to Exhibit 2.1 to US Airways Group’s Current Report on Form 8-K filed on September 22, 2005 (Commission File No. 1-8444)).

2.5	Findings of Fact, Conclusions of Law and Order Under 11 USC Sections 1129(a) and (b) of Fed. R. Bankr. P. 3020 Confirming the Joint Plan of Reorganization of US Airways, Inc. and Its Affiliated Debtors and Debtors-in-Possession (incorporated by reference to Exhibit 2.2 to US Airways Group’s Current Report on Form 8-K filed on September 22, 2005 (Commission File No. 1-8444)).

2.6	Amended and Restated Mutual Asset Purchase and Sale Agreement, dated as of May 20, 2011, by and among US Airways, Inc., US Airways Group, Inc. and Delta Air Lines, Inc. (incorporated by reference to Exhibit 2.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (Commission File No. 1-8444)).#*

3.1	Amended and Restated Certificate of Incorporation of US Airways Group, effective as of September 27, 2005 (incorporated by reference to Exhibit 3.1 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005 (Commission File No. 1-8444)).

3.2	Amended and Restated Bylaws of US Airways Group, effective as of February 4, 2011 (incorporated by reference to Exhibit 3.1 to US Airways Group’s Current Report on Form 8-K filed on February 4, 2011 (Commission File No. 1-8444)).

3.3	Amended and Restated Certificate of Incorporation of US Airways, Inc., effective as of March 31, 2003 (incorporated by reference to Exhibit 4.4 to US Airways Group’s Automatic Shelf Registration Statement on Form S-3 filed December 3, 2009) (Registration No. 333-163463).

3.4	Amended and Restated Bylaws of US Airways, Inc., effective as of March 31, 2003 (incorporated by reference to Exhibit 4.5 to US Airways Group’s Automatic Shelf Registration Statement on Form S-3 filed December 3, 2009) (Registration No. 333-163463).

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of US Airways Group, Inc., effective as of July 24, 2009 (incorporated by reference to Exhibit 3.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (Commission File No. 1-8444)).

4.1	Indenture, dated as of September 30, 2005, between US Airways Group, the guarantors listed therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005 (Commission File No. 1-8444)).

4.2	Registration Rights Agreement, dated as of September 30, 2005, between US Airways Group, AWA and US Airways, as guarantors, and the initial purchaser named therein (incorporated by reference to Exhibit 4.2 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005 (Commission File No. 1-8444)).

Exhibit Number	Description

4.3	Indenture, dated May 13, 2009, between US Airways Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to US Airways Group’s Current Report on Form 8-K filed May 14, 2009 (Commission File No. 1-8444)).

4.4	First Supplemental Indenture, dated May 13, 2009, between US Airways Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee., including a form of 7.25% Convertible Senior Note due 2014 (incorporated by reference to Exhibit 4.2 to US Airways Group’s Current Report on Form 8-K filed May 14, 2009 (Commission File No. 1-8444)).

4.5	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.6 to US Airways Group’s Automatic Shelf Registration Statement on Form S-3 filed December 3, 2009) (Registration No. 333-163463).

4.6	Form of US Airways Group, Inc. Indenture for Debt Securities (incorporated by reference to Exhibit 4.7 to US Airways Group’s Automatic Shelf Registration Statement on Form S-3 filed December 3, 2009) (Registration No. 333-163463).

4.7	Form of US Airways, Inc. Indenture for Debt Securities (incorporated by reference to Exhibit 4.8 to US Airways Group’s Automatic Shelf Registration Statement on Form S-3 filed December 3, 2009) (Registration No. 333-163463).

4.8	Form of US Airways Group, Inc. Indenture for Debt Securities (incorporated by reference to Exhibit 4.7 to US Airways Group’s Automatic Shelf Registration Statement on Form S-3 filed May 25, 2012) (Registration No. 333-181718).

4.9	Form of US Airways Group, Inc. Indenture for Debt Securities (incorporated by reference to Exhibit 4.8 to US Airways Group’s Automatic Shelf Registration Statement on Form S-3 filed May 25, 2012) (Registration No. 333-181718).

4.10	Tax Benefit Preservation Plan, dated as of February 13, 2013, between US Airways Group, Inc. and American Stock Transfer & Trust Company, LLC, which includes the Form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Common Stock as Exhibit B (incorporated by reference to Exhibit 4.1 to US Airways Group’s Current Report on Form 8-K filed on February 14, 2013 (Commission File No. 1-8444)).

10.1	Master Memorandum of Understanding, dated as of November 24, 2004, among US Airways Group, US Airways, and General Electric Capital Corporation acting through its agent GE Capital Aviation Services, Inc. and General Electric Company, GE Transportation Component (incorporated by reference to Exhibit 10.9 to US Airways Group’s Annual Report on Form 10-K/A for the year ended December 31, 2004 (Commission File No. 1-8444)).*

10.2	Master Merger Memorandum of Understanding, dated as of June 13, 2005, among US Airways, US Airways Group, America West Holdings, Inc., AWA, General Electric Capital Corporation, acting through its agent GE Commercial Aviation Services LLC, GE Engine Services, Inc., GE Engine Services — Dallas, LP and General Electric Company, GE Transportation Component (incorporated by reference to Exhibit 10.9 to US Airways Group’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2005 (Commission File No. 1-8444)).*

10.3	Amended and Restated Airbus A320 Agreement dated as of October 2, 2007 between US Airways, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.3 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-8444)).*

10.4	Amendment No. 1 dated as of January 11, 2008 to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement dated as of October 2, 2007 between US Airways, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (Commission File No. 1-8444)).*

10.5	Amendment No. 2 dated as of October 20, 2008 to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement dated as of October 2, 2007 between US Airways, Inc. and Airbus S.A.S., including Amended and Restated Letter Agreement No. 3, Amended and Restated Letter Agreement No. 5, and Amended and Restated Letter Agreement No. 9 to the Purchase Agreement (incorporated by reference to Exhibit 10.5 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8444)).*

10.6	A330 Purchase Agreement dated as of October 2, 2007 between US Airways, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.4 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-8444)).*

10.7	Amendment No. 1 dated as of November 15, 2007 to A330 Purchase Agreement dated as of October 2, 2007 between US Airways, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.5 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-8444)).*

Exhibit Number	Description

10.8	Amendment No. 2 dated as of October 20, 2008 to A330 Purchase Agreement dated as of October 2, 2007 between US Airways, Inc. and Airbus S.A.S., including Amended and Restated Letter Agreement No. 5 and Amended and Restated Letter Agreement No. 9 to the Purchase Agreement (incorporated by reference to Exhibit 10.8 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8444)).*

10.9	A330/A340 Purchase Agreement dated as of November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.5 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 1-8444)).*

10.10	Amendment No. 1 dated as of March 23, 2000 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (Commission File No. 1-8444)).*

10.11	Amendment No. 2 dated as of June 29, 2000 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (Commission File No. 1-8444)).*

10.12	Amendment No. 3 dated as of November 27, 2000 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.14 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 1-8444)).*

10.13	Amendment No. 4 dated as of September 20, 2001 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.16 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 1-8444)).*

10.14	Amendment No. 5 dated as of July 17, 2002 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (Commission File No. 1-8444)).*

10.15	Amendment No. 6 dated as of March 29, 2003 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (Commission File No. 1-8444)).*

10.16	Amendment No. 7 dated August 30, 2004 to the Airbus A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.3 to US Airways’ Group’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2004 (Commission File No. 1-8444)).*

10.17	Amendment No. 8 dated December 22, 2004 to the Airbus A330/A340 Purchase Agreement dated as of November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.6 to US Airways Group’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2005 (Commission File No. 1-8444)).*

10.18	Amendment No. 9 dated January 2005 to the Airbus A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.7 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-8444)).*

10.19	Letter Agreement dated December 17, 2004 between US Airways Group and US Airways and Airbus North America Sales Inc. (incorporated by reference to Exhibit 99.1 to US Airways Group’s Current Report on Form 8-K filed on February 9, 2005 (Commission File No. 1-8444)).

10.20	Amendment No. 10 dated September 2005 to the Airbus A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.7 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (Commission File No. 1-8444)).*

Exhibit Number	Description

10.21	Amendment No. 11 dated as of October 2, 2007 to the Airbus A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.18 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-8444)).*

10.22	Amended and Restated Airbus A350 XWB Purchase Agreement, dated as of October 2, 2007, among AVSA, S.A.R.L. and US Airways, Inc., AWA and US Airways Group (incorporated by reference to Exhibit 10.19 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-8444)).*

10.23	Amendment No. 1 dated as of October 20, 2008 to the Amended and Restated Airbus A350 XWB Purchase Agreement, dated as of October 2, 2007, between US Airways, Inc. and Airbus S.A.S., including Amended and Restated Letter Agreement No. 3, Amended and Restated Letter Agreement No. 5, and Amended and Restated Letter Agreement No. 9 to the Purchase Agreement (incorporated by reference to Exhibit 10.23 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8444)).*

10.24	Letter Agreement dated September 16, 2005 by and among US Airways Group, America West Holdings Corporation, Barbell Acquisition Corp., ACE Aviation America West Holdings, Inc., Eastshore Aviation, LLC, Par Investment Partners, L.P., Peninsula Investment Partners, L.P. and Wellington Management Company, LLP (incorporated by reference to Exhibit 10.11 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (Commission File No. 1-8444)).

10.25	Loan Agreement [Spare Parts], dated as of October 20, 2008, among US Airways, Inc., GECC, as administrative agent, collateral agent and original lender, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.49 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8444)).*

10.26	Amendment No. 1 to Loan Agreement [Spare Parts], dated as of December 5, 2008, among US Airways, Inc., GECC, as administrative agent, collateral agent and original lender, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.50 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8444)).

10.27	Loan Agreement, dated March 23, 2007, among US Airways Group as Borrower, certain subsidiaries of US Airways Group party to the agreement from time to time, Citicorp North America, Inc., as Administrative Agent, the lenders party to the agreement from time to time, Citigroup Global Markets Inc., as Joint Lead Arranger and Bookrunner, Morgan Stanley Senior Funding, Inc., as Joint Lead Arranger and Bookrunner and Syndication Agent, and General Electric Capital Corporation, as Documentation Agent (incorporated by reference to Exhibit 4.1 to US Airways Group’s Current Report on Form 8-K filed on March 26, 2007 (Commission File No. 1-8444)).

10.28	Amendment No. 2 to Loan Agreement, dated as of January 14, 2008, between US Airways Group, Inc., as Borrower, and Citicorp North America, Inc., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.3 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-8444)).

10.29	Amendment No. 3 to Loan Agreement, dated as of October 20, 2008, between US Airways Group, Inc., as Borrower, and Citigroup North America, Inc. as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.53 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8444)).

10.30	Stockholders’ Agreement, dated as of September 27, 2005, among US Airways Group and the group of investors named therein under the management of Wellington Management Company, LLP (incorporated by reference to Exhibit 10.5 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005 (Commission File No. 1-8444)).

Exhibit Number	Description

10.31	Stockholders’ Agreement, dated as of September 27, 2005, among US Airways Group, Tudor Proprietary Trading L.L.C. and the group of investors named therein for which Tudor Investment Corp. acts as investment advisor (incorporated by reference to Exhibit 10.6 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005 (Commission File No. 1-8444)).

10.32	US Airways Funded Executive Defined Contribution Plan (incorporated by reference to Exhibit 10.1 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File No. 1-8444)).†

10.33	First Amendment to the US Airways Funded Executive Defined Contribution Plan dated January 26, 2004 (incorporated by reference to Exhibit 10.4 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 1-8444)).†

10.34	Second Amendment to the US Airways Funded Executive Defined Contribution Plan dated May 20, 2004 (incorporated by reference to Exhibit 10.5 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 1-8444)).†

10.35	Third Amendment to the US Airways Funded Executive Defined Contribution Plan dated June 24, 2004 (incorporated by reference to Exhibit 10.6 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 1-8444)).†

10.36	US Airways Unfunded Executive Defined Contribution Plan (incorporated by reference to Exhibit 10.2 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File No. 1-8444)).†

10.37	First Amendment to the US Airways Unfunded Executive Defined Contribution Plan dated January 26, 2004 (incorporated by reference to Exhibit 10.7 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 1-8444)).†

10.38	Second Amendment to the US Airways Unfunded Executive Defined Contribution Plan dated May 20, 2004 (incorporated by reference to Exhibit 10.8 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 1-8444)).†

10.39	Third Amendment to the US Airways Unfunded Executive Defined Contribution Plan dated June 24, 2004 (incorporated by reference to Exhibit 10.9 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 1-8444)).†

10.40	US Airways Group 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005 (Commission File No. 1-8444)).†

10.41	Stock Unit Award Agreement, dated as of September 27, 2005, between US Airways Group and W. Douglas Parker (incorporated by reference to Exhibit 10.6 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005 (Commission File No. 1-8444)).†

10.42	Form of Stock Unit Agreement under US Airways Group’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (Commission File No. 1-8444)).†

10.43	Form of Stock Appreciation Rights Award Agreement under US Airways Group’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.75 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2005 (Commission File No. 1-8444)).†

10.44	Form of Nonstatutory Stock Option Award Agreement under US Airways Group’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (Commission File No. 1-8444)).†

Exhibit Number	Description

10.45	Form of Stock Bonus Award Agreement for Non-Employee Directors under US Airways Group’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.96 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-8444)).†

10.46	US Airways Group, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to US Airways Group’s Registration Statement on Form S-8 filed on June 30, 2008 (Registration No. 333-152033)).†

10.47	Form of Restricted Stock Unit Award Agreement under the US Airways Group, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed August 7, 2008 (Commission File No. 1-8444)).†

10.48	Form of Stock Appreciation Right Award Agreement under the US Airways Group, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to US Airways Group’s Current Report on Form 8-K filed August 7, 2008 (Commission File No. 1-8444)).†

10.49	Form of Director Vested Share Award Agreement under the US Airways Group 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.78 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8444)).†

10.50	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed on October 6, 2005 (Commission File No. 1-8444)).†

10.51	Performance-Based Award Plan (as Amended and Restated effective November 2, 2005) (incorporated by reference to Exhibit 10.79 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2005 (Commission File No. 1-8444)).†

10.52	Amended and Restated America West 1994 Incentive Equity Plan (incorporated by reference to Exhibit 10.21 to AWA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (Commission File No. 0-12337).†

10.53	America West Holdings 2002 Incentive Equity Plan as amended through May 23, 2002 (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (Commission File No. 1-8444)).†

10.54	2007 Performance-Based Award Program under the US Airways Group 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (Commission File No. 1-8444)).†

10.55	Form of Executive Change in Control Agreement for Presidents (incorporated by reference to Exhibit 10.2 to US Airways Group’s Current Report on Form 8-K filed on November 29, 2007 (Commission File No. 1-8444)).†

10.56	Form of Executive Change in Control Agreement for Executive Vice Presidents (incorporated by reference to Exhibit 10.3 to US Airways Group’s Current Report on Form 8-K filed on November 29, 2007 (Commission File No. 1-8444)).†

10.57	Form of Executive Change in Control Agreement for Senior Vice Presidents (incorporated by reference to Exhibit 10.4 to US Airways Group’s Current Report on Form 8-K filed on November 29, 2007 (Commission File No. 1-8444)).†

10.58	Form of Letter Agreement for Directors Travel Program (incorporated by reference to Exhibit 10.106 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-8444)).†

10.59	Amended and Restated Employment Agreement dated as of November 28, 2007 by and among US Airways Group, US Airways, Inc. and W. Douglas Parker (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed on November 29, 2007 (Commission File No. 1-8444)).†

Exhibit Number	Description

10.60	US Airways Group Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed on January 23, 2006 (Commission File No. 1-8444)).†

10.61	Amendment No. 4 dated as of August 11, 2009 to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (Commission File No. 1-8444)).*

10.62	Amendment No. 4 dated as of July 23, 2009 to the A330 Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (Commission File No. 1-8444)).*

10.63	Amendment No. 3 dated as of July 23, 2009 to the Amended and Restated Airbus A350 XWB Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.3 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (Commission File No. 1-8444)).*

10.64	Amendment No. 3 dated as of January 16, 2009 to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement dated as of October 2, 2007 between US Airways, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Commission File No. 1-8444)).*

10.65	Amendment No. 3 dated as of January 16, 2009 to the Airbus A330 Purchase Agreement dated as of October 2, 2007 between US Airways, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Commission File No. 1-8444)).*

10.66	Amendment No. 2 dated as of January 16, 2009 to the Amended and Restated Airbus A350 XWB Purchase Agreement, dated as of October 2, 2007, among AVSA, S.A.R.L. and US Airways, Inc., AWA and US Airways Group (incorporated by reference to Exhibit 10.3 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Commission File No. 1-8444)).*

10.67	Amendment No. 2 to Loan Agreement [Spare Parts], dated as of January 15, 2009, among US Airways, Inc., GECC, as administrative agent, collateral agent and original lender, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.6 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Commission File No. 1-8444)).*

10.68	Amendment No. 3 to Loan Agreement [Spare Parts], dated as of March 31, 2009, among US Airways, Inc., GECC, as administrative agent, collateral agent and original lender, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.7 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Commission File No. 1-8444)).*

10.69	Form of Stock Appreciation Right (Cash-Settled) Award Agreement under the US Airways Group, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Commission File No. 1-8444)).†

10.70	Form of Stock Appreciation Right (Stock-Settled) Award Agreement under the US Airways Group, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Commission File No. 1-8444)).†

10.71	Amendment No. 5 dated as of October 2, 2009 to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.93 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File No. 1-8444)).*

10.72	Amendment No. 6 dated as of November 20, 2009 to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.94 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File No. 1-8444)).*

Exhibit Number	Description

10.73	Amendment No. 5 dated as of November 20, 2009 to the A330 Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.95 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File No. 1-8444)).*

10.74	Amendment No. 4 dated as of November 20, 2009 to the Amended and Restated Airbus A350 XWB Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.96 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File No. 1-8444)).*

10.75	Second Amended and Restated Letter Agreement No. 5 dated as of November 20, 2009 to the Amended and Restated Airbus A350 XWB Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.97 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File No. 1-8444)).*

10.76	2010 Long Term Incentive Performance Program Under 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 1-8444)).†

10.77	Amendment No. 7, dated as of April 1, 2010, to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement, dated as of October 2, 2007, between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (Commission File No. 1-8444)).*

10.78	Letter Agreement by and among US Airways Group, Inc., US Airways, Inc. and C.A. Howlett dated September 13, 2010 (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (Commission File No. 1-8444)).

10.79	Form of Participation Agreement (Participation Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee and Subordination Agent) (incorporated by reference to Exhibit 4.14 to US Airways Group’s Current Report on Form 8-K filed on December 23, 2010 (Commission File No. 1-8444)).

10.80	Form of Indenture (Trust Indenture and Security Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee) (incorporated by reference to Exhibit 4.15 to US Airways Group’s Current Report on Form 8-K filed on December 23, 2010 (Commission File No. 1-8444)).

10.81	Guarantee, dated as of December 21, 2010, from US Airways Group, Inc. (incorporated by reference to Exhibit 4.18 to US Airways Group’s Current Report on Form 8-K filed on December 23, 2010 (Commission File No. 1-8444)).

10.82	2011 Long Term Incentive Performance Program Under 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (Commission File No. 1-8444)).†

10.83	US Airways Group, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 4.1 to US Airways Group’s Registration Statement on Form S-8 filed on July 1, 2011 (Registration No. 333-175323)).†

10.84	Form of Annual Grant Agreement under the US Airways Group, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 4.2 to US Airways Group’s Registration Statement on Form S-8 filed on July 1, 2011 (Registration No. 333-175323)).†

10.85	Form of Stock Appreciation Right (Cash-Settled) Award Grant Notice and Stock Appreciation Right (Cash-Settled) Award Agreement under the US Airways Group, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 4.3 to US Airways Group’s Registration Statement on Form S-8 filed on July 1, 2011 (Registration No. 333-175323)).†

10.86	Form of Stock Appreciation Right (Stock-Settled) Award Grant Notice and Stock Appreciation Right Award Agreement under the US Airways Group, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 4.4 to US Airways Group’s Registration Statement on Form S-8 filed on July 1, 2011 (Registration No. 333-175323)).†

Exhibit Number	Description

10.87	Form of Restricted Stock Unit (Cash-Settled) Award Grant Notice and Restricted Stock Unit (Cash-Settled) Award Agreement under the US Airways Group, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 4.5 to US Airways Group’s Registration Statement on Form S-8 filed on July 1, 2011 (Registration No. 333-175323)).†

10.88	Form of Restricted Stock Unit (Stock-Settled) Award Grant Notice and Restricted Stock Unit Award Agreement under the US Airways Group, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 4.6 to US Airways Group’s Registration Statement on Form S-8 filed on July 1, 2011 (Registration No. 333-175323)).†

10.89	Note Purchase Agreement, dated as of June 28, 2011, among US Airways, Inc., Wilmington Trust Company, as Trustee, Wilmington Trust Company, as Subordination Agent, Wells Fargo Bank Northwest, National Association, as Escrow Agent, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.17 to US Airways Group’s Current Report on Form 8-K filed on July 1, 2011 (File No. 001-08444)).

10.90	Form of Participation Agreement (Participation Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee and Subordination Agent) (incorporated by reference to Exhibit 4.18 to US Airways Group’s Current Report on Form 8-K filed on July 1, 2011 (File No. 001-08444)).

10.91	Form of Indenture (Trust Indenture and Security Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee) (incorporated by reference to Exhibit 4.19 to US Airways Group’s Current Report on Form 8-K filed on July 1, 2011 (File No. 001-08444)).

10.92	Guarantee, dated as of June 28, 2011, from US Airways Group, Inc. (incorporated by reference to Exhibit 4.23 to US Airways Group’s Current Report on Form 8-K filed on July 1, 2011 (File No. 001-08444)).

10.93	Note Purchase Agreement, dated as of May 14, 2012, among US Airways, Inc., Wilmington Trust Company, as Trustee, Wilmington Trust Company, as Subordination Agent, Wells Fargo Bank Northwest, National Association, as Escrow Agent, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.17 to US Airways Group’s Current Report on Form 8-K filed on May 16, 2012 (File No. 001-08444)).

10.94	Form of Participation Agreement (Participation Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee and Subordination Agent) (incorporated by reference to Exhibit 4.18 to US Airways Group’s Current Report on Form 8-K filed on May 16, 2012 (File No. 001-08444)).

10.95	Form of Indenture (Trust Indenture and Security Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee) (incorporated by reference to Exhibit 4.19 to US Airways Group’s Current Report on Form 8-K filed on May 16, 2012 (File No. 001-08444)).

10.96	Guarantee, dated as of May 14, 2012, from US Airways Group, Inc. (incorporated by reference to Exhibit 4.23 to US Airways Group’s Current Report on Form 8-K filed on May 16, 2012 (File No. 001-08444)).

10.97	Note Purchase Agreement, dated as of December 13, 2012, among US Airways, Inc., Wilmington Trust Company, as Trustee, Wilmington Trust Company, as Subordination Agent, Wilmington Trust, National Association, as Escrow Agent, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.12 to US Airways Group’s Current Report on Form 8-K filed on December 13, 2012 (File No. 001-08444)).

10.98	Form of Participation Agreement (Participation Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee and Subordination Agent) (incorporated by reference to Exhibit B to Exhibit 4.12 to US Airways Group’s Current Report on Form 8-K filed on December 13, 2012 (File No. 001-08444)).

10.99	Form of Indenture (Trust Indenture and Security Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee) (incorporated by reference to Exhibit C to Exhibit 4.12 to US Airways Group’s Current Report on Form 8-K filed on December 13, 2012 (File No. 001-08444)).

10.100	Guarantee, dated as of December 13, 2012, from US Airways Group, Inc. (incorporated by reference to Exhibit 4.17 to US Airways Group’s Current Report on Form 8-K filed on December 13, 2012 (File No. 001-08444)).

21.1	Subsidiaries of US Airways Group and US Airways.

Exhibit Number	Description

23.1	Consents of KPMG LLP, Independent Registered Public Accounting Firm of US Airways Group, Inc. and US Airways, Inc.

24.1	Powers of Attorney (included in signature page of this Annual Report on Form 10-K).

31.1	Certification of US Airways Group’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of US Airways Group’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of US Airways’ Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.4	Certification of US Airways’ Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of US Airways Group’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of US Airways’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

#	Pursuant to Item 601(b)(2) of Regulation S-K promulgated by the Securities and Exchange Commission, certain exhibits and schedules to this agreement have been omitted. Such exhibits and schedules are described in the referenced agreement. US Airways Group and US Airways hereby agree to furnish to the Securities and Exchange Commission, upon its request, any or all of such omitted exhibits or schedules.
*	Confidential treatment has been granted with respect to certain portions of this agreement.
†	Management contract or compensatory plan or arrangement.