Form 10-K/A
period 2012-12-31
US AIRWAYS GROUP INC; US AIRWAYS INC
filed 2013-04-16
CIK 701345, 714560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

EXPLANATORY NOTE

US Airways Group, Inc. (“US Airways Group”) and US Airways, Inc. (“US Airways”) are filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to the Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on February 20, 2013 (“Original Filing”), solely to include the information required in Part III because US Airways Group has not and will not file a definitive proxy statement within 120 days after the end of its 2012 fiscal year. Accordingly, the information required by Part III is set forth in this Form 10-K/A. The reference on the cover of the Original Filing to the incorporation by reference of the proxy statement related to US Airways Group’s 2013 Annual Meeting of Stockholders into Part III of the Original Filing is hereby deleted.

With the exception of the foregoing, no other information in the Original Filing has been supplemented, updated or amended. This Form 10-K/A is not intended to amend or otherwise update other information in the Original Filing. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing (other than as discussed above), and such forward-looking statements should be read in their historical context. Accordingly, this Form 10-K/A should be read in conjunction with the Original Filing and with US Airways Group’s filings made with the SEC subsequent to the filing of the Original Filing.

i

Note Concerning Forward-Looking Statements

Certain of the statements contained in the Original Filing and this amendment on Form 10-K/A should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “would,” “continue” and similar terms used in connection with statements regarding, among others, our outlook, expected fuel costs, the revenue and pricing environment, and our expected financial performance and liquidity position. These statements include, but are not limited to, statements about future financial and operating results, our plans, objectives, expectations and intentions and other statements that are not historical facts. These statements are based upon the current beliefs and expectations of management and are subject to significant risks and uncertainties that could cause our actual results and financial position to differ materially from these statements. These risks and uncertainties include, but are not limited to the following:

•	the impact of significant operating losses in the future;

•	downturns in economic conditions and their impact on passenger demand, booking practices and related revenues;

•	the impact of the price and availability of fuel and significant disruptions in the supply of aircraft fuel;

•	competitive practices in the industry, including the impact of industry consolidation;

•	increased costs of financing, a reduction in the availability of financing and fluctuations in interest rates;

•	our high level of fixed obligations and our ability to fund general corporate requirements, obtain additional financing and respond to competitive developments;

•	any failure to comply with the liquidity covenants contained in our financing arrangements;

•	provisions in our credit card processing and other commercial agreements that may affect our liquidity;

•	the impact of union disputes, employee strikes and other labor-related disruptions;

•	our inability to maintain labor costs at competitive levels;

•	interruptions or disruptions in service at one or more of our hub airports;

•	regulatory changes affecting the allocation of slots;

•	our reliance on third-party regional operators or third-party service providers;

•	our reliance on and costs, rights and functionality of third-party distribution channels, including those provided by global distribution systems, conventional travel agents and online travel agents;

•	changes in government regulation;

•	the impact of changes to our business model;

•	the loss of key personnel or our ability to attract and retain qualified personnel;

•	the impact of conflicts overseas or terrorist attacks, and the impact of ongoing security concerns;

•	our ability to operate and grow our route network;

•	the impact of environmental regulation;

•	our reliance on technology and automated systems and the impact of any failure or disruption of, or delay in, these technologies or systems;

•	costs of ongoing data security compliance requirements and the impact of any significant data security breach;

•	the impact of any accident involving our aircraft or the aircraft of our regional operators;

•	delays in scheduled aircraft deliveries or other loss of anticipated fleet capacity;

•	our dependence on a limited number of suppliers for aircraft, aircraft engines and parts;

•	our ability to operate profitably out of Philadelphia International Airport;

•	the impact of weather conditions and seasonality of airline travel;

•	the impact of possible future increases in insurance costs or reductions in available insurance coverage;

•	the impact of global events that affect travel behavior, such as an outbreak of a contagious disease;

•	the impact of foreign currency exchange rate fluctuations;

•	our ability to use NOLs and certain other tax attributes;

•	risks relating to our proposed merger with AMR Corporation (“AMR”); and

•	other risks and uncertainties listed from time to time in our reports to and filings with the SEC.

All of the forward-looking statements are qualified in their entirety by reference to the factors discussed in Part I, Item 1A, “Risk Factors” in the Original Filing and elsewhere in the Original Filing and this amendment on Form 10-K/A. There may be other factors of which we are not currently aware that may affect matters discussed in the forward-looking statements and may also cause actual results to differ materially from those discussed. We assume no obligation to publicly update or supplement any forward-looking statement to reflect actual results, changes in assumptions or changes in other factors affecting these estimates other than as required by law. Any forward-looking statements in the Original Filing or this Form 10-K/A speak only as of the date of the Original Filing or this Form 10-K/A, respectively, or as of the dates indicated in the statements.

Additional Information and Where to Find It

This Form 10-K/A does not constitute an offer to sell or the solicitation of an offer to buy any securities or a solicitation of any vote or approval. The proposed merger transaction (the “Merger”) between AMR Corporation (“AMR”) and US Airways Group will be submitted to the stockholders of US Airways Group for their consideration. AMR has filed with the Securities and Exchange Commission (“SEC”) a registration statement on Form S-4, which includes a preliminary proxy statement of US Airways that also constitutes a prospectus of AMR. US Airways expects to file with the SEC a definitive proxy statement on Schedule 14A, and AMR and US Airways also plan to file other documents with the SEC regarding the proposed transaction. INVESTORS AND SECURITY HOLDERS OF US AIRWAYS ARE URGED TO READ THE PRELIMINARY PROXY STATEMENT/PROSPECTUS AND OTHER RELEVANT DOCUMENTS THAT WILL BE FILED WITH THE SEC (INCLUDING THE DEFINITIVE PROXY STATEMENT/PROSPECTUS) CAREFULLY AND IN THEIR ENTIRETY WHEN THEY BECOME AVAILABLE BECAUSE THEY CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED TRANSACTION. Investors and security holders may obtain free copies of the preliminary proxy statement/prospectus and other documents containing important information about AMR and US Airways (including the definitive proxy statement/prospectus), once such documents are filed with the SEC, through the website maintained by the SEC at http://www.sec.gov. Copies of the documents filed with the SEC by US Airways, when and if available, can be obtained free of charge on US Airways’ website at www.usairways.com or by directing a written request to US Airways Group, Inc., 111 West Rio Salado Parkway, Tempe, Arizona 85281, Attention: Vice President, Legal Affairs. Copies of the documents filed with the SEC by AMR, when and if available, can be obtained free of charge on AMR’s website at www.aa.com or by directing a written request to AMR Corporation, P.O. Box 619616, MD 5675, Dallas/Fort Worth International Airport, Texas 75261-9616, Attention: Investor Relations or by emailing investor.relations@aa.com.

US Airways Group, AMR and certain of their respective directors, executive officers and certain members of management may be deemed to be participants in the solicitation of proxies from the stockholders of US Airways Group in connection with the proposed Merger. Information about the directors and executive officers of US Airways Group is set forth in this Form 10-K/A and the preliminary proxy statement/prospectus related to the proposed Merger, which was filed with the SEC on April 15, 2013. Information about the directors and executive officers of AMR is set forth in its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012, which was filed with the SEC on the date hereof and the preliminary proxy statement/prospectus related to the proposed Merger, which was filed with the SEC on April 15, 2013. These documents can be obtained free of charge from the sources indicated above. Other information regarding the participants in the proxy solicitation may also be included in the definitive proxy statement/prospectus and other relevant materials when and if filed with the SEC in connection with the proposed Merger.

Information regarding US Airways Group and US Airways contained in this Form 10-K/A is provided for the fiscal year ended December 31, 2012. The information contained herein assumes that the proposed Merger has not been consummated and does not describe or discuss the potential impact of the proposed Merger on US Airways Group, US Airways, their respective affiliates or consolidated subsidiaries, or their business, operations, financial performance, or future prospects. Any such information will be contained only in the definitive proxy statement/prospectus and other documents related to the proposed Merger that may be filed with the SEC, which may be obtained as described above. Readers are cautioned to read such documents carefully if and when they are filed with the SEC in connection with the proposed Merger.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

The following table lists US Airways Group’s directors as of March 29, 2013, including their ages, their class and any committees of the US Airways Group board of directors on which they serve.

Name	Age	Class	Committee Service
Denise M. O’Leary	55	II	Audit and Compensation and Human Resources Committees
George M. Philip	65	II	Audit and Corporate Governance and Nominating Committees
W. Douglas Parker	51	III	Labor Committee
Bruce R. Lakefield	69	III	Finance and Labor Committees
William J. Post	62	III	Corporate Governance and Nominating, Finance, and Labor Committees
Matthew J. Hart	60	I	Audit, Compensation and Human Resources, and Finance Committees
Richard C. Kraemer	69	I	Audit, Compensation and Human Resources, and Corporate Governance and Nominating Committees
Cheryl G. Krongard	57	I	Compensation and Human Resources and Finance Committees

Set forth below is certain information as of March 29, 2013 regarding US Airways Group’s directors, including their qualifications and principal occupations (which have continued for at least the past five years unless otherwise noted). There are no family relationships among the directors and executive officers. Each of US Airways Group’s directors serves a three-year term expiring at the 2013 annual meeting of stockholders (for Class II directors), 2014 annual meeting of stockholders (for Class III directors), or 2015 annual meeting of stockholders (for Class I directors) and until such director’s successor has been duly elected and qualified. However, US Airways Group has undertaken that, if US Airways Group is an independent public company in 2014, US Airways Group will submit to the 2014 annual meeting of stockholders of US Airways Group a proposal to transition to an unclassified board.

Denise M. O’Leary

Ms. O’Leary has been a private investor in early stage companies since 1996. From 1983 until 1996, she was employed at Menlo Ventures, a venture capital firm, first as an Associate and then as a General Partner. She serves as a director of Medtronic, Inc. and Calpine Corporation. Additionally, she serves on the boards of directors of the Corporation for Supportive Housing and the Denver Foundation and is a member of the Boards of Trustees of the Bonfils-Stanton Foundation and the University of Denver. Ms. O’Leary served as a director of America West Holdings Corporation (“America West”) and America West Airlines, Inc. (“AWA”) from 1998 to 2007 and became a member of the boards of US Airways Group and US Airways in 2005.

The board believes that Ms. O’Leary’s financial expertise, her experience in the oversight of risk management, her human resources expertise, her extensive service as a public company director, her success as an investor, and her airline industry expertise gained as a director of America West and US Airways Group make her qualified to serve as a director.

George M. Philip

Mr. Philip retired as President of the University at Albany, State University of New York on January 2, 2013. From 1971 to 2007 he served in various positions with the New York State Teachers’ Retirement System and retired after 13 years as Executive Director. He also serves as a member of the board of directors of First Niagara Financial Group, Inc., Vice Chair of the St. Peter’s Hospital Board of Directors, and Chair of the Catholic Health East Investment Committee. Mr. Philip is a member of the Kentucky Teachers’ Retirement System Investment Advisory Committee and the board of directors of Fuller Road Management Corporation, a not-for-profit company. In past years, Mr. Philip was director of The Research Foundation at SUNY, President of the Executive Committee of the National Council on Teacher Retirement, Chair of the Council of Institutional Investors, Chair of the University at Albany Council, SUNY, a member of the board of Saratoga Performing Arts Center, and a member of the NYSE Pension Managers Advisory Committee and the State Academy of Public Administration. Mr. Philip has served as a director of US Airways Group and US Airways since 2004.

The board believes that Mr. Philip’s financial expertise, his corporate governance expertise, his experience in working in and managing large, complex organizations, his experience in the oversight of risk management, his success as an investor, and his airline industry experience gained as a director of US Airways Group make him qualified to serve as a director.

W. Douglas Parker

Mr. Parker has served as Chairman of the Board and Chief Executive Officer of US Airways Group and US Airways since 2005. Mr. Parker also served as President of US Airways Group and US Airways from 2005 to 2006. Mr. Parker served as Chairman of the Board and Chief Executive Officer of America West and AWA from 2001 to 2007 and served as a director of America West and AWA from 1999 to 2007. Mr. Parker joined AWA as Senior Vice President and Chief Financial Officer in 1995. He was elected President of AWA in 2000 and Chief Operating Officer of AWA in 2000. Mr. Parker served on the board of directors of Pinnacle West Capital Corporation from 2007 until February 2012.

The board believes that Mr. Parker’s financial and airline marketing expertise, his human resources and labor relations expertise, his nearly quarter century of experience in the airline industry, his 16 years’ experience as a senior airline executive charged with developing and executing America West’s and US Airways Group’s strategies, his more than ten years of experience as the Chairman and Chief Executive Officer of US Airways Group, his mergers and acquisitions experience, and his service as a public company director make him qualified to serve as a director.

Bruce R. Lakefield

Mr. Lakefield served as President and Chief Executive Officer of US Airways Group and US Airways from 2004 to 2005. US Airways Group and US Airways filed for bankruptcy protection under Chapter 11 in September 2004 which case culminated in the merger of US Airways Group and America West in 2005. After this, Mr. Lakefield served as Vice Chairman of the Board of US Airways Group and US Airways. Mr. Lakefield served as Chairman and Chief Executive Officer of Lehman Brothers International from 1995 until 1999. He has served as a Senior Advisor to the Investment Policy Committee of HGK Asset Management, Inc. from 2000 to 2004. Mr. Lakefield has served as a director of US Airways Group and US Airways since 2003.

The board believes that Mr. Lakefield’s financial and financial services sector expertise, his experience as a senior executive working at large, complex organizations, his service as a public company director, his success as an investor, and his airline experience gained as the President and Chief Executive Officer, Vice Chairman and a director of US Airways Group make him qualified to serve as a director.

William J. Post

Mr. Post served as Chairman of the Board of Pinnacle West Capital Corporation, an energy holding company, from 2001, and Chief Executive Officer from 1999, until he retired in April 2009. Mr. Post served as a director of Pinnacle West from 1997 and Arizona Public Service Company, its major subsidiary and an electric utility, from 1994 until May 2010. Mr. Post previously served in other management capacities at Pinnacle West, including as President from 1997 until 2008, as Chief Executive Officer of Arizona Public Service Company from 1998 until 2002 and as its Chairman from 2001 until April 2009. Currently, Mr. Post serves as Chairman of Swift Transportation Company, a position he has held since January 2011, and as a director of First Solar, Inc. since June 2010. He previously served as member of the board of directors of Phelps Dodge Corporation (now Freeport McMoRan) from 2001 until November 2007. He also holds various positions at certain charitable and educational entities, including as Chairman of the Arizona State University board of trustees and its Foundation, and as Chairman of the Translational Genomics Research Institute. Mr. Post has served as a director of US Airways Group and US Airways since September 2011.

The board believes that Mr. Post’s extensive experience operating in a complex and highly regulated environment, as well as his broad business knowledge and strategic perspective, make him qualified to serve as a director.

Matthew J. Hart

Mr. Hart was President and Chief Operating Officer of Hilton Hotels Corporation, a hotel developer and operator, from 2004 until the acquisition of Hilton by the Blackstone Group in 2007. He served as Executive Vice President and Chief Financial Officer of Hilton from 1996 to 2004. Before joining Hilton in 1996, Mr. Hart was Senior Vice President and Treasurer of The Walt Disney Company from 1995 to 1996, and was Executive Vice President and Chief Financial Officer for Host Marriott Corp. from 1993 to 1995. He serves on the boards of directors of Great American Group, Inc. and Air Lease Corporation and is a member of the board of directors of Heal the Bay, a non-profit organization. Mr. Hart previously served on the board of directors of Kilroy Realty Corporation from 1997 to 2008. Mr. Hart served on the boards of directors of America West and AWA from 2004 to 2005, and was elected to the boards of US Airways Group and US Airways in 2006.

The board believes that Mr. Hart is qualified to serve as a director because of his financial expertise, his risk management experience, his extensive experience as a senior operating and finance executive in developing strategies for large public companies and, in particular, companies in the travel industry, his mergers and acquisitions experience, his service as a public company director and his airline experience gained as a director of Air Lease, America West and US Airways Group.

Richard C. Kraemer

Mr. Kraemer is President of Chartwell Capital, Inc., a private investment company. Mr. Kraemer served as a director of America West and AWA from 1992 to 2007. He became a member of the boards of US Airways Group and US Airways in 2005. Mr. Kraemer also serves as a member of the board of directors of Knight Transportation, Inc.

Mr. Kraemer, in his capacity as Chairman of the Corporate Governance and Nominating Committee, has responsibility for a number of leadership duties customarily held by a lead independent director, including: (i) coordinating agendas for and presiding over regular meetings of the non-management directors of the board; (ii) communicating with Mr. Parker following those executive sessions and facilitating other communications between the board and Mr. Parker; (iii) coordinating the annual evaluation of the board and its committees and communicating the results of those evaluations; (iv) coordinating recommendations by the Corporate Governance and Nominating Committee for the assignment of directors to the board’s committees; (v) discussing the nomination of each continuing director in advance of the end of that director’s term; and (vi) leading the effort to recruit new directors.

The board believes that Mr. Kraemer is qualified to serve as a director because of his financial expertise, his corporate governance, human resources and labor relations expertise, his experience in developing strategy for, and managing, a large public company such as America West, his success as an investor, and his airline experience gained as a director of America West and US Airways Group.

Cheryl G. Krongard

Ms. Krongard retired in 2004 as a Senior Partner of Apollo Management, L.P. At Apollo, her responsibilities included strategic planning, marketing, sales and client communications. Ms. Krongard was the Chief Executive Officer of Rothschild Asset Management Inc. from 1994 to 2000. She served as Senior Managing Director for Rothschild North America Inc. from 1994 to 2000. Additionally, she served as a director of Rothschild North America, Rothschild Asset Management, Rothschild Asset Management BV and Rothschild Realty Inc., and as Managing Member of Rothschild Recovery Fund L.P. She was elected a lifetime governor of the Iowa State University Foundation in 1997 and has served as Chairperson of its Investment Committee. Ms. Krongard is also a member of the Dean’s Advisory Council, Iowa State University College of Business. Ms. Krongard also serves as a director of Legg Mason, Inc. and served as a director of Educate, Inc. (formerly Sylvan Learning) from June 2004 until June 2007. Ms. Krongard has served as a director of US Airways Group and US Airways since 2003.

The board believes that Ms. Krongard is qualified to serve as a director because of her financial and financial services sector expertise, her experience as a senior executive working at large, complex organizations, her service as a public company director, her success as an investor, and her airline experience gained as a director of US Airways Group.

EXECUTIVE OFFICERS

The following table lists US Airways Group’s executive officers as of March 29, 2013 including their ages and principal occupations. Each of the executive officers is also an executive officer of US Airways Group’s principal operating subsidiary, US Airways.

Name	Age	Title
W. Douglas Parker	51	Chairman of the Board and Chief Executive Officer
J. Scott Kirby	45	President
Elise R. Eberwein	47	Executive Vice President—People, Communications and Public Affairs
Robert D. Isom, Jr.	49	Executive Vice President and Chief Operating Officer
Stephen L. Johnson	56	Executive Vice President—Corporate and Government Affairs
Derek J. Kerr	48	Executive Vice President and Chief Financial Officer

Set forth below is certain information as of March 29, 2013 regarding US Airways Group’s executive officers.

See the section entitled “Directors” beginning on page 4 for similar information regarding W. Douglas Parker as of March 29, 2013.

J. Scott Kirby

Mr. Kirby joined AWA as Senior Director—Schedules and Planning in 1995. In 1997, Mr. Kirby was elected to the position of Vice President—Planning and in 1998 he was elected to the position of Vice President—Revenue Management. In 2000, he was elected to the position of Senior Vice President—E-Business and Technology of AWA. He was elected as Executive Vice President—Sales and Marketing of AWA in 2001. Mr. Kirby served as Executive Vice President—Sales and Marketing of US Airways Group in 2005 until his promotion to President in 2006.

Elise R. Eberwein

Ms. Eberwein joined AWA in 2003 as Vice President—Corporate Communications. From September 2005 through October 2005, Ms. Eberwein served as Vice President—Corporate Communications of US Airways Group. She served as Senior Vice President—Corporate Communications from 2005 to 2006, when she was appointed as Senior Vice President—People, Communication and Culture. In 2009, Ms. Eberwein was appointed as Executive Vice President—People and Communications, and in 2010, Ms. Eberwein assumed the Public Affairs responsibilities. Prior to joining AWA, Ms. Eberwein held various communications positions for three other airlines, including Frontier Airlines where she served as Vice President—Communications from 2000 until she joined AWA. Ms. Eberwein began her career at Trans World Airlines, where she served in various positions including Director of Communication Support Services, Sales Promotion Manager, In-Flight Services New Hire Supervisor, Flight Service Manager, and Flight Attendant.

Robert D. Isom

Mr. Isom joined AWA as Senior Director—Financial Planning and Analysis in 1995. He was elected to Vice President—Operations Planning for AWA in 1997. In 2000, Mr. Isom was elected to the position of Vice President—Revenue Management. Mr. Isom left AWA in 2000 to serve as Vice President—Finance for Northwest Airlines, Inc. In 2001, he was appointed Vice President—International for Northwest Airlines, and in 2003 he was appointed Senior Vice President—Ground Operations and Customer Service. Mr. Isom left Northwest Airlines in 2005 to serve as Chief Operating Officer of Residential Capital, LLC, a real estate finance company. He was appointed Chief Restructuring Officer of GMAC LLC, a financial services company, in 2006. In 2007, Mr. Isom was elected Executive Vice President and Chief Operating Officer of US Airways Group.

Stephen L. Johnson

Between 1995 and 2003, Mr. Johnson held a variety of positions with America West and AWA, including Senior Vice President—Corporate Affairs and Executive Vice President—Corporate. From 2003 to 2009, Mr. Johnson was a partner at Indigo

Partners LLC, a private equity firm, which specializes in acquisitions and strategic investments in the airline, aircraft finance, and aerospace industries. In March 2009, Mr. Johnson was appointed Executive Vice President—Corporate of US Airways Group. In 2010, Mr. Johnson’s responsibilities were expanded to include Government Affairs.

Derek J. Kerr

Mr. Kerr joined AWA as Senior Director—Financial Planning in 1996. He was elected to the position of Vice President—Financial Planning and Analysis in 1998. In 2002, Mr. Kerr was elected Senior Vice President—Financial Planning and Analysis. He was elected Senior Vice President and Chief Financial Officer of AWA and America West in 2002. Beginning in 2005, he served as Senior Vice President and Chief Financial Officer of US Airways Group. In 2009, Mr. Kerr was appointed as Executive Vice President and Chief Financial Officer. In 2010, Mr. Kerr’s responsibilities were expanded to include Information Technology.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires that US Airways Group’s directors and executive officers, and persons who own more than 10% of a registered class of US Airways Group’s equity securities, file with the SEC initial reports of ownership and reports of changes in ownership of US Airways Group’s common stock and other equity securities. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish US Airways Group with copies of all Section 16(a) forms they file. To US Airways Group’s knowledge, based solely on a review of the copies of such reports furnished to US Airways Group and written representations that no other reports were required, during the fiscal year ended December 31, 2012, all of US Airways Group’s officers, directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements.

INFORMATION ABOUT US AIRWAYS GROUP’S CODE OF ETHICS

US Airways Group has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) within the meaning of Item 406(b) of Regulation S-K. The Code of Ethics applies to the officers, directors and employees of US Airways Group and its subsidiaries. The Code of Ethics is publicly available on US Airways Group’s website at www.usairways.com under the links “Company info” — “About US” — “Investor relations” — “Corporate governance.” US Airways Group intends to post amendments to or waivers from the Code of Ethics as required by applicable SEC and NYSE rules at this location on its website.

INFORMATION ABOUT US AIRWAYS GROUP’S AUDIT COMMITTEE

US Airways Group’s board of directors currently has a separately-designated standing Audit Committee.

The Audit Committee currently is comprised of four non-employee directors, Messrs. Philip (Chair), Hart and Kraemer and Ms. O’Leary. In 2012, the Audit Committee met ten times. The Audit Committee oversees US Airways Group’s internal accounting function and oversees and reports to the board of directors with respect to other auditing and accounting matters, including the selection of its independent auditors, the scope of annual audits, fees to be paid to its independent auditors and the performance of its independent auditors. US Airways Group’s Audit Committee is also responsible for reviewing and approving all material transactions with any related party. A copy of the Audit Committee charter is available on US Airways Group’s website at www.usairways.com.

The Audit Committee meets the composition requirements set forth in the rules of the New York Stock Exchange (the “NYSE”) including the requirements dealing with financial literacy and financial sophistication. US Airways Group’s board of directors has determined that all members of the Committee are independent directors under the current NYSE listing standards, satisfy the independence requirements of Section 10A of the Exchange Act and Rule 10A-3(b)(1) and are independent within the meaning set forth in the Corporate Governance Guidelines (the “Governance Guidelines”). In addition, the board of directors has determined that each member of the Committee is an “audit committee financial expert” as defined by the SEC.

Item 11. Executive Compensation

DIRECTOR COMPENSATION

The table below sets forth information regarding compensation paid to non-employee directors of US Airways Group in 2012. The compensation elements are described in the narrative following the table.

Name (a)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(b)	All Other Compensation ($)(c)	Total ($)
Herbert M. Baum (d)	23,000	0	10,148	33,148
Matthew J. Hart	62,000	60,000	29,360	151,360
Richard C. Kraemer	61,000	60,000	29,481	150,481
Cheryl G. Krongard	47,000	60,000	5,391	112,391
Bruce R. Lakefield	51,000	60,000	10,268	121,268
Denise M. O’Leary	50,000	60,000	15,727	125,727
George M. Philip	61,000	60,000	6,076	127,076
William J. Post	42,000	60,000	7,387	109,387

(a)	The aggregate number of option awards outstanding at December 31, 2012 for each of the directors was as follows:

Name	Options
Herbert M. Baum	20,625
Matthew J. Hart	7,906
Richard C. Kraemer	20,625
Cheryl G. Krongard	8,250
Bruce R. Lakefield	8,250
Denise M. O’Leary	20,625
George M. Philip	8,250
William J. Post	0

(b)	Amounts in this column represent the aggregate grant date fair value, as calculated in accordance with ASC Topic 718, “Compensation—Stock Compensation,” of fully vested share awards granted in 2012. The grant date fair value, as calculated in accordance with ASC Topic 718, of fully vested share awards is equal to the closing price of US Airways Group’s common stock on the date of grant.

(c)	Includes the value of flight benefits received in 2012, tax gross-up amounts received in 2012 for flight benefits used in 2011, and insurance premiums paid under the charitable contribution program described below as follows:

Name	Flight Benefits	Tax Gross-Up	Insurance Premiums
Herbert M. Baum (d)	$ 2,301	$1,607	$6,240
Matthew J. Hart	$ 2,883	$2,353	$24,124
Richard C. Kraemer	$ 8,974	$8,491	$12,016
Cheryl G. Krongard	$ 2,345	$3,046	$0
Bruce R. Lakefield	$ 5,466	$4,802	$0
Denise M. O’Leary	$ 4,130	$7,631	$3,966
George M. Philip	$ 4,475	$1,601	$0
William J. Post	$ 5,781	$1,606	$0

(d)	Mr. Baum resigned as a member of the board of directors effective June 14, 2012.

Board of Directors Fees

Non-employee directors of US Airways Group are paid an annual retainer of $20,000 in cash in four quarterly payments, plus $1,000 for each board or committee meeting attended in person or by telephone. In addition, non-employee directors who serve as committee chairs, other than the Audit Committee, receive an additional annual retainer of $4,000. The Audit Committee chair receives an additional annual retainer of $10,000. Non-employee directors are also reimbursed for their reasonable out-of-pocket expenses incurred in connection with US Airways Group business. Because he is an employee of US Airways Group, Mr. Parker, the Chairman of the Board and Chief Executive Officer, receives no directors’ fees and does not participate in any other elements of director compensation programs (other than the Directors’ Charitable Contribution Program described below).

Equity Compensation Awards

US Airways Group’s policy provides that each incumbent non-employee director receives, subject to the discretion of the board, an annual equity award of fully vested shares of common stock following each annual meeting of stockholders, with such shares having an aggregate fair market value on the date of grant of $60,000, rounded down to the next whole number of shares. The Corporate Governance and Nominating Committee believes that by granting shares of US Airways Group’s common stock in a fixed dollar amount of equity compensation, and maintaining requirements for ownership of equity by US Airways Group’s directors, the equity component of the directors’ compensation is consistent with current best practices aligned with the interests of US Airways Group’s stockholders and competitive with other airlines and public companies with similar size to allow US Airways Group to most effectively retain and recruit qualified board members.

Flight Benefits

US Airways Group’s non-employee directors and their immediate family members, including dependent children, are provided free transportation on US Airways and US Airways Express, along with a gross-up for federal and state income taxes in connection with that travel. Each non-employee director is responsible for reimbursing US Airways for any international taxes and fees US Airways is required to pay related to international travel. Non-employee directors are also granted 12 round-trip or 24 one-way passes each year for free transportation on US Airways and US Airways Express (along with a gross-up of related taxes) that they may distribute to non-eligible family and non-family members, and have access to lounges in various airports.

Upon separation of service, non-employee directors continue to receive the same flight benefits for a period of five years, if they served at least two years on the board, or for their lifetime, if they served at least seven years on the board. As of December 31, 2012, all but one of the non-employee directors was fully vested in lifetime flight privileges. These post-separation flight benefits, however, do not include a gross-up for related taxes in connection with the travel. In addition, the post-separation flight benefits are suspended as to a former director if, and for such time as, such former director is an employee, director, 10% or more stockholder of, or partner in, or a consultant to, any other airline.

Stock Ownership Guidelines

Each non-employee director who was serving in June 2008 (all current directors other than Mr. Post) is required to retain, until his or her completion of service with the board, a number of shares of common stock equal to at least 50% of the cumulative shares of common stock granted to that director pursuant to the annual equity award granted between June 2008 and September 2010. Similarly, Mr. Post and any other new non-employee director will be required to retain at least 50% of the cumulative shares of common stock granted to that director pursuant to the annual equity award granted in his or her first three years of service.

Directors’ Charitable Contribution Program

America West in 1994 established the America West Directors’ Charitable Contribution Program under which all directors of America West were invited to participate. This program was discontinued for new directors following the merger between America West and US Airways Group in 2005. Under the Charitable Contribution Program, upon the death of a participant, America West (or its successor) is required to donate $1 million to one or more qualifying charitable organizations chosen by the participant. All participants serving as directors of America West at the time of the merger became vested in the Charitable Contribution Program, and the Charitable Contribution Program may not be terminated with respect to these individuals. Ms. O’Leary and Messrs. Baum, Hart, Kraemer, and Parker are participants in the Charitable Contribution Program. The charitable contributions will be substantially funded by life insurance proceeds from policies maintained on the lives of the participants. Under the terms of the Charitable Contribution Program, America West was allowed to place joint life insurance on two directors. The life insurance policies currently in place under the Charitable Contribution Program are structured as joint policies on the lives of two directors and the insurance benefits are payable at the death of the last survivor. Individual directors derive no direct financial benefit from the Charitable Contribution Program because all insurance proceeds are to be paid and all tax deductions for the charitable contributions accrue solely to US Airways Group.

COMPENSATION DISCUSSION AND ANALYSIS

General

This section discusses the principles underlying the compensation policies of the executive officers of US Airways Group who are named in the “Executive Compensation—Summary Compensation Table” beginning on page 23. The “named executive officers” for 2012 are W. Douglas Parker, Chairman of the Board and Chief Executive Officer; J. Scott Kirby, President; Robert D. Isom, Jr., Executive Vice President and Chief Operating Officer; Stephen L. Johnson, Executive Vice President—Corporate and Government Affairs; and Derek J. Kerr, Executive Vice President and Chief Financial Officer.

The compensation strategy of US Airways Group is designed to provide a total compensation package that will not only attract and retain high-caliber executive officers and employees, but one that will also align employee contributions with the corporate objectives and stockholder interests. The compensation programs of US Airways Group are designed to be flexible and complementary and to collectively meet the compensation objectives discussed below.

Outstanding 2012 Results

2012 was an outstanding year for US Airways Group strategically, financially, and operationally, and for its 32,000 employees, customers, and stockholders. US Airways Group achieved the following results:

•

Following extensive work during 2012, in February 2013, US Airways Group reached agreement with AMR regarding the Merger. The Merger will create a premier global airline that will have the scale, breadth, and capabilities to compete more effectively and profitability in the global market place.

•

Full year 2012 net profit excluding net special items of a record $537 million, or $2.79 per diluted share. This is a 384% improvement over the 2011 net profit of $111 million excluding net special items, or $0.68 per diluted share. On a GAAP basis, US Airways Group reported a record net profit of $637 million, or $3.28 per diluted share, for 2012, up 797% over the 2011 net profit of $71 million, or $0.44 per diluted share.

•	Full year 2012 total revenues of a record $13.8 billion, up 5.9% versus 2011.

•

$19 million in operational performance payouts and $61 million in profit share payouts to US Airways Group employees as a result of consistently excellent operating and customer service results including new monthly baggage performance records for 12 consecutive months since December 2011, three first place DOT baggage handling rankings in 2012 and three first place DOT on-time performance rankings among the large network hub-and-spoke airlines.

•

During 2012 and through the beginning of 2013, US Airways Group agreed to and ratified four new CBAs with unions representing US Airways Group employees and entered into contingent labor agreements with the three unions representing AMR’s employees.

•

US Airways Group’s stock price increased from $5.07 to $13.50 during 2012, reflecting a one-year Total Stockholder Return (“TSR”) of 166%. The stock appreciation also yielded a three-year TSR of 179%. Following year end, US Airways Group’s stock price has continued to rise, closing at $16.14 per share on April 12, 2013.

For a reconciliation of the non-GAAP net profit metric discussed above to GAAP financial measures, see pages 41-42 of the Original Filing.

Executive Compensation and Cost Advantage

Consistent with the focus on maintaining a cost advantage versus its principal competitors, in 2012 US Airways Group paid total compensation to the named executive officers that was well below that of the other large network airlines. For instance, for 2012, total direct compensation for the Chief Executive Officer, as reported in the “Executive Compensation—Summary Compensation Table” beginning on page 23, was the lowest of, and 53% below the average for, the other large network airlines (using 2011 proxy compensation data reported in 2012 for Delta Air Lines and United Airlines).

Continued Commitment to Pay-for-Performance

US Airways Group believes that a significant portion of its executives’ compensation should be variable, at risk, and tied directly to measurable performance. Consistent with this focus, the largest portion of the executives’ compensation is in the form of variable cash and long-term equity incentives. For 2012, 90% of the Chief Executive Officer’s total compensation was variable (pay elements other than fixed base pay) and dependent on company results. For the other named executive officers, on average, 87% of their 2012 compensation was comprised of variable pay. Of the variable amount, 70% (or 61% of total compensation) was tied to increasing long-term stockholder value by directly linking compensation to TSR or increased share price. This compensation is in the form of long-term cash compensation that will be earned, if at all, subject to US Airways Group’s TSR relative to that of other airlines, or is in the form stock-based compensation that is subject to vesting over time. As a result, the compensation ultimately realized by the named executive officers will be significantly determined by the financial performance, and the performance of the stock, of US Airways Group and, therefore, very significantly aligned with the interests of US Airways Group’s stockholders.

Strong 2012 Performance Resulted in Higher Cash Incentive Compensation

The cash incentive compensation received by the named executive officers for their service during 2012 was largely driven by US Airways Group’s strong 2012 financial performance. US Airways Group 2012 AIP payments to the named executive officers were at maximum because payouts under that program were determined based on pre-established pre-tax income goals that were fully realized at above the maximum level. For 2012, US Airways Group achieved $635 million in pre-tax income excluding special items and profit sharing and annual incentive programs, significantly exceeding the maximum pre-tax income goal of $400 million under the US Airways Group 2012 AIP. As a result, the named executive officers received bonus payouts under the program at 200% of target, which is capped at 200% of base pay. Also, maximum payouts were made under the 2010-2012 cash-based LTIPP, which provides a cash incentive tied to the ranking of US Airways Group for relative TSR over rolling three-year performance cycles as measured against a pre-defined competitive peer group. For the cycle ended December 31, 2012, the TSR of US Airways Group ranked number one out of the ten airlines resulting in payouts made under this program at 200% of base salary for the Chief Executive Officer, 200% of base salary for the President and 175% of base salary for the Executive Vice Presidents.

Continued Commitment to Good Compensation Governance

US Airways Group maintains several policies to ensure that its compensation policies are consistent with good governance standards. These include:

•	ensuring named executive officers will not be entitled to guaranteed, non-performance-based bonuses;

•

ensuring perquisites and other personal benefits do not constitute a significant portion of a named executive officer’s compensation and are consistent with customary senior executive benefits within the airline industry;

•	a policy against entering into agreements with any current or future named executive officer that provides for home loss buyout relocation benefits; and

•

a policy against entering into new agreements with any named executive officer that contains tax gross-up provisions with respect to payments contingent upon a change in control (subject to certain exceptions applicable to newly-hired executives).

In addition, unlike several of the airline competitors, US Airways Group does not offer any defined benefit pension arrangement or nonqualified deferred compensation plans or arrangements to any of its named executive officers. US Airways Group discourages excessive risk-taking and prohibits executive officers from hedging its stock. Also, to further align compensation programs with leading practices, US Airways Group’s board of directors has implemented clawback provisions for all incentive compensation paid to the named executive officers, including payouts under the cash incentive programs and all equity awards, and has implemented stock ownership guidelines that further align the named executive officers’ long-term interests with those of US Airways Group’s stockholders. Consistent with leading practices and US Airways Group’s policy to do so annually, early in 2013, management conducted a comprehensive compensation risk assessment process, discussed the process and results with outside counsel and the Compensation and Human Resources Committee’s compensation consultant, and reported to the Committee that, in management’s opinion, the compensation programs of US Airways Group do not create excessive risk-taking incentives that could have a material adverse effect on US Airways Group.

2012 Stockholder Approval of US Airways Group’s Executive Compensation

At the 2012 annual meeting of stockholders, US Airways Group’s stockholders voted, in non-binding advisory votes, to approve the compensation of the named executive officers (with an approval representing over 81% of the shares represented in person or by proxy at the meeting and entitled to vote). US Airways Group’s Compensation and Human Resources Committee reviewed the result of the stockholders’ advisory vote on executive compensation and in light of the approval by a substantial majority of stockholders, did not implement changes to the executive compensation programs as a result of the vote. The Committee will continue to endeavor to ensure that management’s interests are aligned with those of stockholders and support long-term value creation.

Total Realized Compensation

The Total Realized Compensation Table below shows the compensation actually realized by the named executive officers in each of the last three years. This information is not intended as, nor should it be considered as, a substitute for the Summary Compensation Table on page 23, which is required by SEC regulations. The primary difference between the two tables arises from the accounting value attributed to equity awards at grant in the Summary Compensation Table while the Total Realized Compensation Table below shows the cash value actually realized by an executive officer exercising equity awards or having equity awards vest in a given year.

Total Realized Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(a)	Option Awards ($)(a)	Non- Equity Incentive Plan Compen- sation ($)(b)	All Other Compen- sation ($)	Total Realized Compen- sation ($)	Total Compen- sation as Reported in SCT ($)(c)	Difference Between Realized Compen- sation and Reported Compen- sation ($)
W. Douglas Parker Chairman of the Board and Chief Executive Officer	2012	550,000	0	524,208	0	2,200,000	47,821	3,322,029	5,491,616	(2,169,587)
	2011	550,000	0	136,242	0	466,813	63,915	1,216,970	3,824,762	(2,607,792)
	2010	550,000	0	185,489	0	987,800	100,762	1,824,051	2,757,981	(933,930)
J. Scott Kirby President	2012	535,604	0	366,987	0	2,164,236	26,879	3,093,706	4,612,574	(1,518,868)
	2011	519,415	0	94,510	0	392,347	24,002	1,030,274	2,856,791	(1,826,517)
	2010	510,000	0	129,044	0	775,200	30,772	1,445,016	2,092,579	(647,563)
Robert D. Isom, Jr. Executive Vice President and Chief Operating Officer	2012	472,592	0	208,600	0	1,790,269	49,502	2,520,963	3,384,280	(863,317)
	2011	458,308	0	70,372	0	314,717	34,372	877,769	1,899,304	(1,021,535)
	2010	450,000	0	181,187	1,222,020	684,000	42,991	2,580,198	1,754,480	825,718
Stephen L. Johnson Executive Vice President— Corporate & Gov’t Affairs	2012	446,337	0	208,600	0	1,690,809	24,762	2,370,508	3,233,825	(863,317)
	2011	432,846	0	0	0	297,232	34,476	764,554	1,856,461	(1,091,907)
	2010	425,000	0	0	0	1,150,688	35,919	1,611,607	2,189,096	(577,489)
Derek J. Kerr Executive Vice President and Chief Financial Officer	2012	420,081	0	229,831	0	1,591,350	28,341	2,269,603	3,111,689	(842,086)
	2011	407,385	0	50,779	0	319,748	26,951	804,863	1,845,991	(1,041,128)
	2010	388,750	0	42,475	1,259,980	608,000	28,700	2,327,905	1,602,939	724,966

(a)	Total realized compensation represents the value realized from the exercise of stock appreciation rights (“SARs”) and the vesting of restricted stock units (“RSUs”) (as reflected in the “Executive Compensation—Option Exercises and Stock Vested” table on page 27).
(b)	Consists of payments under the annual incentive program and under the LTIPP (as defined below) as a result of the performance of US Airways Group.
(c)	Reflects total compensation as reported in the “Executive Compensation—Summary Compensation Table” beginning on page 23, in accordance with SEC regulations.

Determination of Compensation

Role of the Compensation and Human Resources Committee in Compensation Decisions

The Compensation and Human Resources Committee of US Airways Group administers the compensation program for all officers, including the named executive officers. The Committee is comprised of four independent directors, each of whom is a “non-employee director” under Rule 16b-3 of the Exchange Act and an “outside director” for purposes of Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). The Committee’s overarching goal is to create executive compensation programs that align management and stockholder interests over the long-term and that allow US Airways Group to recruit and retain a highly capable management team. The Committee considers management input on its executive compensation programs but relies on its outside consultant, Towers Watson, for perspective and leading practice guidance. Towers Watson also provides leading practice data for the airline industry and Fortune 500 companies generally.

Some of the elements US Airways Group considers when designing compensation policies include attrition, diversity, and executive development needs. Management also will from time to time bring matters to the attention of the Committee that might require alterations to compensation policies, especially when they have identified specific areas that require additional executive talent or unique executive skills that US Airways Group may not currently have in place.

Use of Compensation Consultants

The Compensation and Human Resources Committee has worked since 2007 with Towers Watson as its independent compensation consultant to assist in administering the executive compensation program. Since that time, Towers Watson has provided compensation counsel and helped establish performance metrics for the annual and long-term incentive programs.

Towers Watson assists US Airways Group by comparing specific elements of its compensation programs to other airlines, including American, Delta Air Lines, Southwest Airlines, and United Airlines, as well as to other broader market data covering companies of similar size (generally between $10 billion and $15 billion in revenue). It is relevant to review compensation programs at other airlines because US Airways Group competes with them for executive talent, as well as to review broader market data as its executives’ skills are transferable to other industries. The Compensation and Human Resources Committee has sole authority with regard to the decision to retain Towers Watson and, while Towers Watson interacts with management from time to time in order to best coordinate with and deliver services to the Committee, Towers Watson ultimately reports directly to the Committee with respect to its executive compensation consulting advice. The total annual expense for the executive compensation advising services provided by Towers Watson to the Committee during 2012 was approximately $125,000.

Management also engages Towers Watson to perform actuarial and benefit valuation services for US Airways Group that are not part of the executive compensation services provided to the Committee. US Airways Group uses Towers Watson as its actuary to measure certain obligations for self-insured employee long-term disability, workers compensation claims, and employee post-retirement medical benefits for financial reporting purposes. Additionally, US Airways Group uses Towers Watson as its actuary to measure US Airways Group’s obligations related to a defined benefit pension plan covering certain Canadian employees. The total annual expense for this work during 2012 was approximately $400,000. To further strengthen the independence of the work being performed for the Committee and for US Airways Group there is separation between the personnel at Towers Watson that provide both of these services. The work conducted for management is generally provided by personnel at Towers Watson’s Calgary and Philadelphia offices while the services provided to the Committee are provided by personnel in their Chicago and Los Angeles offices. The Compensation and Human Resources Committee has assessed whether the services provided by Towers Watson raised any conflicts of interest pursuant to the SEC and NYSE rules, and has concluded that no such conflicts of interest exist.

Compensation Policies and Objectives

The compensation programs of US Airways Group should motivate the management team to maximize stockholder value over time without creating unnecessary or excessive risk-taking that would have a material adverse effect on it. US Airways Group attempts to accomplish this by creating compensation programs that are designed to:

•	attract and retain high-quality, results-oriented leaders from within and outside of the airline industry;

•	align the interests of the leadership team and stockholders through stock-based compensation, subject to vesting over time, as well as annual and long-term performance incentive awards;

•	motivate the achievement of strategic, operational, and financial goals that are consistent with stockholder interests;

•	increase variable compensation as management responsibilities increase; and

•	provide a total compensation package that recognizes both individual and corporate performance.

The philosophy of US Airways Group centers on creating a total compensation program that is competitive with the airline industry and general industry, but one that recognizes the smaller size, scope, and breadth (and the consequent weaker profitability) of the network of US Airways Group versus other network peer airlines. US Airways Group maintains total direct compensation levels for its Chief Executive Officer and the named executive officers that are below the network peers, which include American Airlines, Delta Air Lines, and United Airlines, but that do not fall so behind those airlines that US Airways Group risks key executive attrition. Some of the data US Airways Group considered during its discussions on retention focused on total direct compensation and how that amount compares to executive compensation at the network peers. For 2012, total direct compensation for US Airways Group’s Chief Executive Officer, as reported in the “Executive Compensation—Summary Compensation Table” beginning on page 23, was the lowest of, and 53% below the average for, the other large network airlines (using 2011 proxy compensation data reported in 2012 for Delta Air Lines and United Airlines).

Executive Compensation Mix with an Emphasis on Performance-Based Pay

US Airways Group’s executive compensation structure includes fixed and performance-based pay. Specifically, the executive compensation consists of:

•	a base salary paid in cash;

•	an annual incentive program paid in cash;

•	a long-term incentive performance program paid in cash but calculated based on the relative performance of US Airways Group’s share price over a three-year period;

•	stock-based compensation that is subject to vesting over time; and

•	other employee benefits that the Compensation and Human Resources Committee has determined to be prevalent in the airline industry.

The overarching goal is to align executive and stockholder interests, so the executive compensation programs emphasize pay for performance (such that compensation is paid only if US Airways Group meets pre-determined performance targets) and equity-based compensation tied to the stock performance of US Airways Group. For 2012, 90% of the Chief Executive Officer’s total compensation was variable (pay elements other than fixed base pay) and dependent on company results. Of the variable amount, 70% (or 61% of total compensation) was tied to increasing long-term stockholder value by directly linking compensation to TSR or increased share price.

Salaries, annual incentive at target, and long-term incentives at target are each designed to provide on a combined basis a level of total cash compensation that ensures US Airways Group is competitive with other major airlines and reflects the relative responsibilities of its executives.

Base Salary

Base salaries provide fixed compensation that focuses on rewarding an executive’s scope of responsibility, competence, and performance. When setting base salaries, US Airways Group considers the following:

•	the executive’s level of responsibility, experience, and officer status;

•	the range of salaries for the particular level of executive in relation to that of the Chief Executive Officer;

•	levels of market salaries among general industry and aviation industry; and

•	the evaluation of the executive’s performance over time.

While the goal is to establish competitive base salaries, US Airways Group is more focused on establishing a culture where creating value for its stockholders is always at the forefront of its leadership team’s decision-making. Over time, US Airways Group has reduced the emphasis on fixed compensation by establishing competitive base salaries that allow US Airways Group to recruit from other network airlines and general industry, but that also establish a heavier weighting towards pay-for-performance components.

This year, each of the named executive officers, other than the Chief Executive Officer, received merit-based increases of 3% of their base salaries. This increase was comparable to percentage increases received by the other non-unionized work groups in 2012. At his own request, the Chief Executive Officer continues to receive a base salary that has remained the same since he first took his position in September 2001. That base salary is $550,000. The base salaries earned by all of the named executive officers during 2012 are set forth in the “Executive Compensation—Summary Compensation Table” on page 23.

Annual Incentive Program

The executive officers and other key salaried employees have the opportunity to earn annual cash incentive awards under an annual incentive program if annual corporate goals are achieved and individual performance is consistent with predetermined performance criteria. Annual incentives also provide US Airways Group with a retention tool as employees in most cases generally must remain employed through the payment date in order to receive payment of any potential annual incentive program awards.

The US Airways Group 2012 Annual Incentive Program (“US Airways Group 2012 AIP”) used pre-established financial and operational goals to drive results. In designing the performance criteria for the US Airways Group 2012 AIP, the Compensation and Human Resources Committee focused on establishing incentives designed to continue driving improved operational and financial performance so that, over the long-term, US Airways Group’s share price would ultimately reflect these positive results. For 2012, for the named executive officers, payouts under the US Airways Group 2012 AIP were tied solely to the achievement of pre-established financial goals.

The Committee established a corporate financial performance goal for the US Airways Group 2012 AIP of pre-tax income excluding special items and profit sharing and annual incentive programs. For 2012, the threshold, target, and maximum performance levels for the financial metrics, as well as the corresponding annual incentive funding level, weighted in the manner described above, were as follows:

Financial Metric

	2012 Pre-tax Income Excluding Special Items and Profit Sharing and Annual Incentive Programs		Funding Level (100% of Total)
Threshold	$	0	0%
Target	$	200,000,000	100%
Maximum	$	400,000,000	200%

Any performance falling between threshold, target, and maximum levels would result in a pro rata adjustment of funding level based on straight-line interpolation. Also in January 2012, the committee, after engaging in a review of compensation programs utilized by the network peer airlines and the airline industry in general, established the following target payout levels for the US Airways Group 2012 AIP. In addition, bonuses were capped at 200% of base salary.

Named Executive Officer	2012 Target Payout Level as a Percentage of Base Salary
W. Douglas Parker	125%
J. Scott Kirby	110%
Robert D. Isom, Jr.	100%
Derek J. Kerr	100%
Stephen L. Johnson	100%

Annual Incentive Program Results

As a result of the increase in profitability in 2012, US Airways Group achieved pre-tax income (as adjusted for special items and profit sharing and annual incentive programs) of $635 million, resulting in achievement of the pre-tax income goal at above the maximum level.

Performance Goal	2012 Target Performance Goal		Actual Performance		Funding Level (% of target)
2012 Pre-tax Income Excluding Special Items and Profit Sharing and Annual Incentive Programs (a)	$	200,000,000	$	635,000,000	200%

(a)	Represents income before income taxes for the year ended December 31, 2012 excluding special items (as detailed in the Current Report on Form 8-K filed by US Airways Group on January 23, 2013) and profit sharing and annual incentive programs.

Based on the funding level as described above, and subject to the discretion of the Committee, each named executive officer was entitled to and received the maximum bonus capped at 200% of base salary.

US Airways Group’s 2013 annual incentive program is substantially similar to the US Airways Group 2012 AIP, except that the financial target and maximum pre-tax income levels have been increased.

Long-Term Incentive Performance Program

US Airways Group has a cash-based long-term incentive performance program to focus the management team’s efforts on stockholder return over a multi-year period. This program motivates executives to achieve long-term strategic goals consistent with stockholder interests and aligns the interests of management and stockholders by tying payment directly to the stock price performance of US Airways Group relative to that of other airlines, a measure which represents tangible returns for stockholders. In addition, long-term incentives provide a valuable retention tool, as employees in most cases must remain employed through the payment date, generally three years after grant, in order to receive payment of their long-term incentive program awards. In limited cases, there are exceptions for termination of employment due to retirement, death, or disability, as described under the section entitled “Executive Compensation—Potential Payments upon Termination or Change in Control” beginning on page 27.

The US Airways Group Long-Term Incentive Performance Program (the “LTIPP”) provides a cash incentive if US Airways Group achieves a minimum threshold ranking for relative TSR, over rolling three-year performance cycles. The relative performance is ranked over the three-year period against a pre-defined group of airlines. At the end of each performance cycle, the amount of TSR, as calculated based on the price appreciation of the common stock of US Airways Group and the amount of any dividends paid during the performance cycle, is compared against the TSR of these airlines. The price appreciation component of TSR for each company is calculated by taking the average of the daily closing prices over the three-month period before the measurement date. The Compensation and Human Resources Committee chose TSR as measured over a multi-year period as the performance measure for the LTIPP because it is a measure commonly used in the airline industry. Establishing multi-year cycles makes the program effective on a long-term basis because it accommodates the highly volatile and cyclical nature of US Airways Group’s industry. Measuring TSR in relation to other airlines also encourages management to not only drive returns for stockholders but also to outperform the other U.S.-based airlines. The LTIPPs for awards beginning in 2011 are comprised of cash awards granted under the US Airways Group, Inc. 2008 Equity Incentive Plan (the “2008 Plan”). For performance periods commencing in 2012 and 2013, cash awards will be granted under the US Airways Group, Inc. 2011 Incentive Award Plan (the “2011 Plan”).

At the beginning of each LTIPP cycle, incentive awards are set as a percentage of base salary, with higher percentages payable for higher level executives. This structure was designed to further the compensation goal of increasing the relative amount of compensation at risk as management responsibilities increase, and by making a higher proportion of the total compensation for higher level executives contingent upon achieving stated long-term corporate goals. The Committee assigns a threshold, target, and maximum performance goal. A certain percentage of base salary is paid upon achieving each goal, and straight-line interpolation is applied to determine payouts for performance that falls between threshold and target and between target and maximum. Payment is generally made in cash within 60 days after the end of the performance cycle, but in no event later than March 15th following the year in which the performance cycle ends. The Committee does not have discretion to increase or decrease the awards once a performance cycle has begun. However, the Committee may discretionarily determine special performance cycles other than the usual three-year periods beginning each January 1, if it deems that action appropriate.

Cycle Ended December 31, 2012

In early 2010, the Compensation and Human Resources Committee established a three-year performance cycle commencing on January 1, 2010 and ending on December 31, 2012, and, with the assistance and advice of Watson Wyatt, the Committee established TSR rankings in comparison to the following publicly traded airlines: AirTran Airways, Alaska Airlines, American, Continental Airlines, Delta Air Lines, Hawaiian Airlines, JetBlue Airways, Southwest Airlines, and United Airlines. These companies were chosen at the start of the cycle because at that time they reflected reasonable choices for potential investor capital. The Committee also set target payout levels for the 2010-2012 performance cycle, which would have been achieved at a TSR rank of five out of the ten airlines at 125% of base salary at the Chief Executive Officer level, 115% of base salary at the President level, and 100% of base salary at the Executive Vice President level, as shown in the chart below. US Airways Group’s TSR for the cycle ended December 31, 2012 ranked number one among the peer airlines resulting in maximum payments under this program for those results, as shown below.

	Payout as a % of Base Salary
TSR Relative Rank	CEO	President	EVP
1-2 of 10 (Maximum)	200%	200%	175%
3 of 10	175%	172%	150%
4 of 10	150%	143%	125%
5 of 10 (Target)	125%	115%	100%
6 of 10	90%	82%	72%
7 of 10 (Threshold)	54%	49%	43%
8-10 of 10	0%	0%	0%

Current Cycles

In 2012 there were two other cycles running under the LTIPP. The first cycle began January 1, 2011 and ends December 31, 2013, the second began January 1, 2012 and ends December 31, 2014. For the cycle that began January 1, 2011 and ends December 31, 2013, US Airways Group’s TSR will be compared to the following eight airlines: AirTran Airways, Alaska Airlines, American, Delta Air Lines, Hawaiian Airlines, JetBlue Airways, Southwest Airlines, and United Airlines. For the cycle that began January 1, 2012 and ends December 31, 2014, US Airways Group’s TSR will be compared to the following nine airlines: Alaska Airlines, American, Delta Air Lines, Hawaiian Airlines, JetBlue Airways, Republic, Spirit Airlines, Southwest Airlines, and United Airlines. To the extent one or more of these companies are no longer publicly traded due to industry consolidation (as was the case for Continental Airlines and AirTran Airways), then the TSR for that company is calculated by using a fixed exchange ratio equal to the ratio at which stock of the surviving company was exchanged at the time of consolidation (for example, Continental Airlines’ TSR is calculated using an exchange ratio of 1.05 to give effect to the change in the TSR in connection with the merger with United Airlines).

The following chart provides payment levels for the performance cycle beginning January 1, 2011 through December 31, 2013:

	Payout as a % of Base Salary
TSR Relative Rank	CEO	President	EVP
1-2 of 9 (Maximum)	200%	200%	175%
3 of 9	175%	172%	150%
4 of 9	150%	143%	125%
5 of 9 (Target)	125%	115%	100%
6 of 9	82%	75%	65%
7 of 9 (Threshold)	38%	35%	30%
8-9 of 9	0%	0%	0%

Although executives are generally required to remain employed through the payment date in order to receive payment of an LTIPP, there are exceptions for termination of employment due to retirement, death, or disability, as described under the section entitled “Executive Compensation—Potential Payments upon Termination or Change in Control” beginning on page 27.

Stock-Based Compensation

A fourth component of the compensation programs consists of stock-based compensation subject to vesting over time. US Airways Group makes annual awards of stock-based compensation to focus key employees on US Airways Group’s performance over time and to further link the interests of recipients and stockholders. The Compensation and Human Resources Committee believes that stock-based awards, coupled with vesting requirements, provide an appropriate incentive to employees to meet the long-term goal of maximizing stockholder value. US Airways Group’s insider trading policy prohibits executive officers from hedging the economic risk of security ownership, and its stock ownership guidelines help further align its compensation policies with stockholder interests.

The Compensation and Human Resources Committee determines the number of awards to be granted to an individual based upon a variety of factors, including:

•	level of responsibility and job classification level;

•	job performance;

•	retention value; and

•	the results of compensation analyses described earlier in this proxy statement/prospectus.

The equity grants generally consist of RSUs and SARs. These grants historically have been made under the US Airways Group, Inc. 2005 Equity Incentive Plan (the “2005 Plan”) and the 2008 Plan and, commencing in 2012, were made under the 2011 Plan. All three plans are long-term compensation plans that provide for the award of incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), SARs, stock purchase awards, stock incentive awards, stock unit awards, and other forms of equity compensation (including performance-based stock awards), as well as performance-based cash awards, to executives and other key salaried employees.

Vesting requirements are designed to increase retention and create incentives for the achievement of long-term strategic goals, as well as provide an incentive to create stockholder value over time since the full benefit of the SARs cannot be realized unless stock appreciation occurs over a number of years. In recent years, equity awards have been granted subject to a three-year vesting period. RSUs serve as a complementary retention tool to SARs and stock options, and may provide for dividend equivalents if so determined by the Committee. While US Airways Group does not currently declare dividends, providing for dividend equivalents if and when dividends are declared better aligns the executive’s incentives with those of stockholders, who receive the actual dividend payment.

In April 2007, the Committee adopted an equity grant policy to standardize the timing, practices, and procedures in granting equity awards. The policy provides that equity grants, other than new hire, promotion, or special purpose grants, will be granted once per year at the second regularly scheduled meeting of the Committee or at a special meeting held for this purpose as close in time to the regularly scheduled meeting as practicable. Grants of equity compensation may also be affected by employment agreement provisions. Mr. Parker’s employment agreement provides that Mr. Parker will be granted equity-based awards commensurate with his status as the most senior executive officer, at the times when equity grants are made to other senior executive officers as a group. The Committee also establishes the target of equity value to be granted each year to level of responsibility and job classification. For 2012, this included the objective of providing approximately $2,694,000 of equity-based compensation to the Chief Executive Officer.

Because US Airways Group’s base salary structure is low relative to its peer network airlines and to other industries, its target incentive opportunity and target cash long-term incentive performance program opportunity (both of which are driven by multiples of base salary) are lower than the network peers and other industries. In April 2011, as part of US Airways Group’s continued focus on performance-based compensation and after considering the total compensation of executives at peer network airlines, US Airways Group determined to increase the amount of at-risk compensation for its executives to levels more in line with its network peers by increased equity grant opportunities.

Similar to 2011, 2012 equity grants were in the form of a value mix of 50/50 SARs and RSUs. US Airways Group considered general industry data in reaching this mix as well as the mix typically granted in the airline industry. For 2012, total direct compensation for US Airways Group’s Chief Executive Officer, as reported in the “Executive Compensation—Summary Compensation Table” beginning on page 23, was 53% below the average for the other large network airlines (using 2011 proxy compensation data reported in 2012 for Delta Air Lines and United Airlines). Please see the “Executive Compensation—Grants of Plan-Based Awards in 2012” table on page 24 for a description of the grants awarded to the named executive officers during 2012.

Other Benefits and Perquisites

US Airways Group maintains broad-based employee benefit plans in which all employees, including the named executive officers, participate, such as group life and health insurance plans and a 401(k) plan. These benefits are provided as part of the basic conditions of employment that US Airways Group offers to all employees.

Flight Benefits

As is standard airline industry practice, US Airways Group provides certain flight benefits to its employees. Free flights on its airline are available to all employees, although positive space travel benefits are provided to the named executive officers and other senior employees, and US Airways Group covers the income tax liabilities related to those enhanced flight benefits. US Airways Group believes that such enhanced flight benefits for the named executive officers are consistent with airline industry practice and are critical for the retention of the most senior employees. By providing positive space travel without tax consequences to its executives, US Airways Group is able to offer a unique and highly valued benefit at a low cost. This benefit also encourages executives to travel on the airline frequently, and while doing so, meet and listen to employees, solicit feedback from employees and customers, and audit aircraft appearance and quality, and monitor operational performance throughout the domestic and international route system.

The flight benefits provided to executive officers include unlimited reserved travel in any class of service, for the executive and his or her immediate family, including eligible dependent children, for personal purposes. The executive officer and his or her immediate family, including eligible dependent children, also have access to travel lounges at various airports. The executive officer’s parents may also travel in any class of service if space is available, subject to a service fee and payment of any applicable security fees and international taxes. The executives are also eligible for 12 free round-trip passes or 24 free one-way passes each year for reserved travel for non-eligible family members and friends, and US Airways Group covers the income tax liability related to these flight benefits. The executive officers are required to pay any international fees and taxes, if applicable.

Other Enhanced Benefits to Named Executive Officers

US Airways Group also provides certain of its executives, including the named executive officers, with other enhanced benefits and perquisites in order to provide convenience and support services that allow them to more fully focus attention on carrying out their responsibilities to US Airways Group’s stockholders. In addition, these benefits and perquisites are common in the airline industry and consequently are necessary for US Airways Group to be competitive in recruiting and retaining talented executives. The incremental cost to US Airways Group of the benefits is not material.

Executive officers receive life insurance and long-term disability benefits that are at an enhanced level compared to what is provided for other employees. US Airways Group also makes additional cash payments to certain named executive officers to cover their income tax liabilities associated with taxable life insurance benefits. These are grandfathered benefits for three of five named executive officers; US Airways Group does not offer this benefit to other named executive officers nor does US Airways Group have plans to offer this benefit to newly hired named executive officers. US Airways Group also offers executives perquisites in the form of financial advisory services and executive physicals. Each year, US Airways Group will reimburse up to $4,500 for Senior Vice Presidents or higher level officers to receive personal tax planning, estate planning, and retirement planning services from a certified financial planner, certified public accountant, or attorney. US Airways Group also pays the full cost of executive physicals and up to $2,500 of additional diagnostic tests elected by the executive. Executives also have the opportunity to use tickets that US Airways Group receives pursuant to marketing agreements with sports franchises and sky boxes at various athletic stadiums for personal use at no cost to the executive.

Parker Enhanced Benefits

As required under Mr. Parker’s employment agreement as last amended and restated in 2007, US Airways Group presently pays monthly dues and assessments for one club membership. In addition, Mr. Parker is a participant in the America West Directors’ Charitable Contribution Program, under which US Airways Group pays annual premiums on a joint life insurance policy. Under the program established by America West in 1994, a $1 million death benefit will be donated to one or more qualifying charitable organizations chosen by Mr. Parker. For a more detailed description of the charitable contribution program, see the narrative above under the Director Compensation table.

For additional information on any individual benefits provided to the named executive officers on an individual basis, see the “Executive Compensation—Summary Compensation Table” beginning on page 23 and the section entitled “Executive Compensation—Employment and Other Executive Agreements” beginning on page 27.

Severance Arrangements

Change in control and severance benefits are essential for US Airways Group to fulfill its objective of attracting and retaining key managerial talent. As such, US Airways Group has entered into executive change in control agreements with the named executive officers and has entered into an employment agreement with Mr. Parker that provides for severance payments upon qualifying terminations. These agreements were adopted to reinforce and encourage the continued attention and dedication of members of management to their assigned duties without the distraction arising from the possibility of a change in control, and to enable and encourage management to focus their attention on obtaining the best possible outcome for stockholders without being influenced by their personal concerns regarding the possible impact of various transactions on the security of their jobs and benefits. In addition to providing severance benefits to any participant who incurs a termination of employment under certain circumstances following a change in control, Mr. Parker’s agreement provides for severance benefits in the event of termination other than for misconduct or termination by Mr. Parker for good reason under circumstances not involving a change in control. Under the agreements, in the event of a change in control or a qualifying termination, eligible executives may be entitled to receive a multiple of their salary, equity award acceleration, lifetime flight privileges, and certain other benefits as more fully described in the section entitled “Executive Compensation—Potential Payments upon Termination or Change in Control” beginning on page 27.

In connection with the Merger, each US Airways Group named executive officer has agreed to waive his or her rights under such agreement to accelerated vesting of US Airways Group stock options, RSUs, and/or SARs, in each case, solely as a result of the consummation of the Merger (the “Closing”), and instead has agreed to a right to “double-trigger” accelerated vesting of such equity awards upon a qualifying termination in connection with the Closing.

Continuing Focus on Leading Practices

Stock Ownership Guidelines

US Airways Group has a stock ownership policy for the named executive officers. Executives are required to hold a number of shares of stock equal to the lesser of either (i) a fixed number of shares or (ii) a number of shares with a total value equal to a designated multiple of their base salary, as set forth in the table below. Ownership is determined based on the combined value of the following executive holdings: (a) shares owned outright or in a trust for their benefit; (b) shares held in benefit plans; and (c) restricted stock or RSUs subject to time-vesting. Executives have five years from the date of implementation of the policy or the time of appointment or promotion to comply with the ownership policy. The Compensation and Human Resources Committee will annually review the executive officers’ stock ownership status and the timeline for compliance. Under the policy, executives who are not in compliance with the stock ownership levels must hold after-tax post-exercise shares upon any stock option exercise or vesting of RSUs until compliance with their respective stock ownership level is reached.

Stock Ownership Guidelines

Position/Levels	Multiple of Base Salary	Fixed Shares or Units
Chief Executive Officer	5X	400,000
President	2X	133,333
Executive Vice President	1X	50,000

Clawback Policy

US Airways Group has a clawback policy that applies to all named executive officers and covers all compensation under the cash incentive programs and all equity awards. The policy applies in the event US Airways Group’s financial statements are restated as a result of material non-compliance with financial reporting rules and provides the board with broad discretion as to what actions may be taken based on circumstances leading to the restatement, including recovery of incentive-based compensation received by an executive officer during the three-year period preceding the restatement in excess of what the executive officer would have been paid under the restatement. The Compensation and Human Resources Committee is monitoring regulatory developments with respect to compensation recoupment policies and will recommend to the board any changes to the current policy that are necessary or appropriate in light of guidance issued by the SEC.

Tax and Accounting Considerations

Section 162(m) of the Code generally disallows a tax deduction to public companies for compensation in excess of $1.0 million paid to the Chief Executive Officer or the next three most highly compensated executive officers (other than the Chief Executive Officer). Performance-based compensation arrangements may qualify for an exemption from the deduction limit if they satisfy various requirements under Section 162(m) of the Code. The Compensation and Human Resources Committee considers the impact of this rule when developing and implementing executive compensation programs and attempts to structure the programs to comply with these requirements. However, the Committee believes that it is important to preserve flexibility in designing compensation programs and in some cases has adopted compensation components that do not meet the requirements of Section 162(m) of the Code. While SARs granted under the 2011 Plan, and previously under the 2008 Plan and the 2005 Plan and LTIPP awards are intended to qualify as “performance-based” (as defined in the Code), amounts paid under the other compensation programs may not qualify.

The Committee also considers the manner in which compensation is treated for accounting purposes when developing and implementing executive compensation programs. In particular, the Committee considers the accounting treatment of alternative forms of stock-based compensation under ASC Topic 718 when approving awards of stock-based compensation.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth compensation earned by US Airways Group named executive officers in the years ended December 31, 2012, 2011, and 2010.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(a)	Option Awards ($)(b)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(d)	Total ($)
W. Douglas Parker Chairman of the Board and Chief Executive Officer	2012	550,000	1,347,003	1,346,792	2,200,000(c)	47,821	5,491,616
	2011	550,000	1,370,573	1,373,461	466,813	63,915	3,824,762
	2010	550,000	0	1,119,419	987,800	100,762	2,757,981
J. Scott Kirby President	2012	535,604	942,998	942,857	2,164,236(c)	26,879	4,612,574
	2011	519,415	959,503	961,524	392,347	24,002	2,856,791
	2010	510,000	0	776,607	775,200	30,772	2,092,579
Robert D. Isom, Jr. Executive Vice President and Chief Operating Officer	2012	472,592	535,998	535,919	1,790,269(c)	49,502	3,384,280
	2011	458,308	545,380	546,527	314,717	34,372	1,899,304
	2010	450,000	0	577,489	684,000	42,991	1,754,480
Stephen L. Johnson Executive Vice President— Corporate and Government Affairs	2012	446,337	535,998	535,919	1,690,809(c)	24,762	3,233,825
	2011	432,846	545,380	546,527	297,232	34,476	1,856,461
	2010	425,000	0	577,489	1,150,688	35,919	2,189,096
Derek J. Kerr Executive Vice President and Chief Financial Officer	2012	420,081	535,998	535,919	1,591,350(c)	28,341	3,111,689
	2011	407,385	545,380	546,527	319,748	26,951	1,845,991
	2010	388,750	0	577,489	608,000	28,700	1,602,939

(a)	Amounts in this column represent the aggregate grant date fair value, as calculated in accordance with ASC Topic 718, of RSUs granted during 2012 and 2011 to the named executive officers. The grant date fair value, as calculated in accordance with ASC Topic 718, of RSUs is equal to the closing price of US Airways Group common stock on the date of grant.
(b)	Amounts in this column represent the aggregate grant date fair value, as calculated in accordance with ASC Topic 718, of SARs granted during 2012, 2011, and 2010 to the named executive officers. For a description of the assumptions made to arrive at these amounts, please see Note 12 to US Airways Group’s consolidated financial statements in its 2012 Annual Report on Form 10-K.
(c)	Amount represents payments for the US Airways Group 2012 AIP and the 2012 LTIPP. For additional information on the payouts under the US Airways Group 2012 AIP, see the sections entitled “Compensation Discussion and Analysis—Annual Incentive Program” beginning on page 15 and “Compensation Discussion and Analysis—Long-Term Incentive Performance Program” beginning on page 17.
(d)	The following table sets forth the amounts of other compensation, including perquisites, paid to, or on behalf of, named executive officers during 2012 included in the “All Other Compensation” column. Perquisites and other personal benefits are valued on the basis of the aggregate incremental cost to US Airways Group.

	W. Douglas Parker	J. Scott Kirby	Robert D. Isom, Jr.	Stephen L. Johnson	Derek J. Kerr
Flight Benefits and Privileges (a)	$13,182	$11,813	$18,490	$5,979	$10,161
US Airways Group Payment of Life Insurance and Long-Term Disability Premiums (b)	11,509	3,977	2,299	2,299	3,999
Financial Advisory Services	0	2,750	2,965	4,500	3,150
Reimbursement of Club Membership Dues	4,259	0	0	0	0
Physical Exams and Medical Services	0	0	4,380	0	2,681
Gross-Up Payments (c)	11,371	839	13,868	4,484	850
401(K)	7,500	7,500	7,500	7,500	7,500

Total	$47,821	$26,879	$49,502	$24,762	$28,341

(a)	Amount represents flight benefits provided to named executive officers for unlimited, top-priority reserved travel in any class of service, for the executive and his or her immediate family, and up to 12 round-trip or 24 one-way passes for non-eligible family members and friends. Amounts for Messrs. Parker, Isom, and Johnson represent the actual value of travel utilized by those named executive officers and their respective eligible dependents during 2012. Amounts for Messrs. Kirby and Kerr, who are entitled to lifetime flight benefits, represent the 2012 annuitized value of their lifetime flight benefits.
(b)	Amount represents (i) premium payments with respect to group term life insurance, accidental death and dismemberment, and long-term disability, (ii) with respect to Messrs. Parker, Kirby, and Kerr, premium payments made in excess of the amount of company-paid premiums for employees generally with respect to coverage of the named executive officer under a life insurance policy, and (iii) with respect to Mr. Parker only, the portion of the premiums paid attributable to Mr. Parker for a life insurance policy under the America West Directors’ Charitable Contribution Program.
(c)	Amount represents tax gross-up payments with respect to flight benefits and privileges and life insurance.

Grants of Plan-Based Awards in 2012

The following table sets forth information regarding grants of plan-based awards made to US Airways Group named executive officers during the year ended December 31, 2012.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(e)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
W. Douglas Parker	(a)	—	687,500	1,100,000
	4/11/2012(b)				176,772			1,347,003
	4/11/2012(c)					294,748	7.62	1,346,792
	(d)	297,000	687,500	1,100,000
J. Scott Kirby	(a)	—	595,165	1,082,118
	4/11/2012(b)				123,753			942,998
	4/11/2012(c)					206,346	7.62	942,857
	(d)	265,119	622,218	1,082,118
Robert D. Isom, Jr.	(a)	—	477,405	954,810
	4/11/2012(b)				70,341			535,998
	4/11/2012(c)					117,287	7.62	535,919
	(d)	205,284	477,405	835,459
Stephen L. Johnson	(a)	—	450,883	901,765
	4/11/2012(b)				70,341			535,998
	4/11/2012(c)					117,287	7.62	535,919
	(d)	193,879	450,883	789,044
Derek J. Kerr	(a)	—	424,360	848,720
	4/11/2012(b)				70,341			535,998
	4/11/2012(c)					117,287	7.62	535,919
	(d)	182,475	424,360	742,630

(a)	Reflects potential payouts of US Airways Group 2012 AIP. For each named executive officer, total payments for 2012 were 200% of base salary. See “Summary Compensation Table” on page 23. The annual incentive program with respect to named executive officers is funded 100% based upon the achievement of a financial metric.
(b)	Grant of RSUs under the 2011 Plan. These awards vest in one-third increments on the first, second, and third anniversaries of the date of grant.
(c)	Grant of SARs under the 2011 Plan. These awards vest in one-third increments on the first, second, and third anniversaries of the date of grant.
(d)	Reflects potential payouts of LTIPP awards under the 2011 Plan for the performance periods beginning in 2012.
(e)	For a description of the assumptions made to arrive at these amounts, please see Note 12 to US Airways Group’s consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2012.

Outstanding Equity Awards at 2012 Fiscal Year-End

The following table sets forth information regarding all outstanding equity awards held by each US Airways Group named executive officer as of December 31, 2012.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(f)
W. Douglas Parker	—	294,748(a)	7.62	4/11/2019	176,772(d)	2,386,422
	80,179	160,357(b)	8.14	4/20/2018	112,250(e)	1,515,375
	154,040	77,020(c)	7.42	4/14/2017
	849,000	—	3.10	4/8/2016
	275,000	—	6.70	8/5/2015
	196,820	—	8.84	4/9/2018
	90,000	—	45.01	4/11/2017
	120,000	—	38.44	4/19/2016
	196,000	—	19.30	9/27/2015
	206,250	—	20.97	8/4/2015
	103,125	—	25.60	2/25/2014
J. Scott Kirby	—	206,346(a)	7.62	4/11/2019	123,753(d)	1,670,666
	56,131	112,262(b)	8.14	4/20/2018	78,583(e)	1,060,871
	79,791	46,234(c)	7.42	4/14/2017
	352,781	—	3.10	4/8/2016
	95,753	—	6.70	8/5/2015
	70,881	—	8.84	4/9/2018

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(f)
	31,500	—	45.01	4/11/2017
	37,500	—	46.11	10/2/2016
	18,000	—	38.44	4/19/2016
	82,500	—	19.30	9/27/2015
	20,625	—	25.60	2/25/2014
Robert D. Isom, Jr.	—	117,287(a)	7.62	4/11/2019	70,341(d)	949,604
	31,905	63,809(b)	8.14	4/20/2018	44,666(e)	602,991
	79,467	39,733(c)	7.42	4/14/2017
	292,000	—	3.10	4/8/2016
	143,855	—	6.70	8/5/2015
	101,630	—	8.84	4/9/2018
	70,000	—	31.14	9/6/2017
Stephen L. Johnson	—	117,287(a)	7.62	4/11/2019	70,341(d)	949,604
	31,905	63,809(b)	8.14	4/20/2018	44,666(e)	602,991
	79,467	39,733(c)	7.42	4/14/2017
	275,000	—	3.10	4/8/2016
	175,000	—	2.80	3/16/2016
Derek J. Kerr	—	117,287(a)	7.62	4/11/2019	70,341(d)	949,604
	31,905	63,809(b)	8.14	4/20/2018	44,666(e)	602,991
	79,467	39,733(c)	7.42	4/14/2017
	292,000	—	3.10	4/8/2016
	25,000	—	7.65	1/22/2016
	51,020	—	6.70	8/5/2015
	26,020	—	8.84	4/9/2018
	12,500	—	45.01	4/11/2017
	12,500	—	38.44	4/19/2016
	51,500	—	19.30	9/27/2015

(a)	Represents SARs that vest in increments of one third on each of April 11, 2013, April 11, 2014 and April 11, 2015.
(b)	Represents SARs that vest 50% on each of April 20, 2013, and April 20, 2014.
(c)	Represents SARs that vest 100% on April 14, 2013. The SARs for Messrs. Isom, Johnson, and Kerr will be settled in cash upon exercise.
(d)	Represents RSUs that vest in increments of one third on each of April 11, 2013, April 11, 2014, and April 11, 2015.
(e)	Represents RSUs that vest 50% on each of April 20, 2013, and April 20, 2014.
(f)	The market value of RSUs was calculated by multiplying $13.50, the closing price of a share of common stock on December 31, 2012, by the number of unvested RSUs outstanding under the award.

Option Exercises and Stock Vested

The following table sets forth information regarding all exercises of stock options or SARs by or vesting of RSUs held by the US Airways Group named executive officers during the year ended December 31, 2012. None of the named executive officers exercised any options during 2012.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
W. Douglas Parker	56,125	524,208
J. Scott Kirby	39,292	366,987
Robert D. Isom, Jr.	22,334	208,600
Stephen L. Johnson	22,334	208,600
Derek J. Kerr	25,667	229,831

Pension Benefits and Nonqualified Deferred Compensation

US Airways Group does not provide any pension or nonqualified deferred compensation benefits to its named executive officers.

Employment and Other Executive Agreements

Employment Agreement with W. Douglas Parker

US Airways Group is party to an Amended and Restated Employment Agreement with Mr. Parker dated November 28, 2007. The Parker Agreement provides for Mr. Parker to serve as Chairman of the Board and Chief Executive Officer of US Airways Group. The Parker Agreement continues through December 31, 2013, and automatically extends for successive one-year periods unless either party provides 15 months’ prior written notice that the term will not be extended.

Mr. Parker is entitled to the following under the Parker Agreement:

•	a minimum annual cash base salary in the amount of $550,000, or such higher amount as determined by the Compensation and Human Resources Committee;

•

an annual cash incentive award based on a target of at least 80% of his base salary and a maximum of 160% of his base salary (Mr. Parker’s annual incentive program target is currently 125% of his base salary and his maximum opportunity is 200% of his base salary);

•	participation in the LTIPP;

•	eligibility to receive equity-based incentive awards appropriate for his status as the most senior executive officer;

•	a $2 million term life insurance policy;

•	membership fees and dues for up to two clubs that Mr. Parker may choose to join (Mr. Parker has joined only one club) and reimbursement of tax and financial planning assistance;

•	participation in various employee benefit plans or programs provided to senior executives; and

•	positive space travel privileges for Mr. Parker, his wife, and eligible dependents.

The Parker Agreement also provides for certain change in control and severance benefits, as described more fully below.

Potential Payments upon Termination or Change in Control

This section describes payments that would be made to named executive officers upon a change in control or following a qualifying termination of employment. US Airways Group describes benefits under the Parker Agreement, the executive change in control agreement, as well as general plans that apply to any executive officer participating in those plans. US Airways Group describes specific benefits to which each named executive officer is entitled, along with estimated amounts of benefits assuming termination and/or a change in control as of December 31, 2012.

Parker Agreement

Termination for Good Reason, without Misconduct, or following a Change in Control. The Parker Agreement provides that if Mr. Parker terminates his employment for good reason, if US Airways Group terminates Mr. Parker’s employment for any reason other than misconduct, or if Mr. Parker terminates his employment for any reason within 24 months after a change in control, then Mr. Parker will be entitled to receive the following, subject to the signing of a general waiver and release of claims:

•

a severance payment equal to 200% of the sum of Mr. Parker’s annual base salary plus the greater of (i) the average of his annual cash incentive award for the three calendar years before the termination and (ii) the target annual cash incentive award for the year of termination;

•

accelerated vesting of all stock and other awards held by Mr. Parker pursuant to the incentive compensation plans, which awards will remain exercisable for a period of 36 months or such longer period as provided by the terms of any specific award, but in no event will the exercise period extend beyond the earlier of the original expiration date of the award or ten years from the original date of grant;

•

a payment equal to 200% of the greater of (i) 125% of Mr. Parker’s base salary and (ii) the amount that would have been paid to him if the TSR for the performance cycle ending on December 31 of the year in which termination occurs had been measured as of the termination date (this payment would be in settlement of US Airways Group’s obligations under the LTIPP, so that Mr. Parker would not receive the termination payments described above under the LTIPP in this case);

•

a lump sum payment equal to the value of 24 months of continuation coverage premiums for healthcare benefits for Mr. Parker and his eligible dependents pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA), less the cost of such benefits for an active employee for 24 months, in addition to a tax gross-up for the lump sum payment;

•	continued term life insurance for a period of 24 months;

•	positive space travel privileges for Mr. Parker for his lifetime and his wife and eligible dependents for their lifetimes.

For purposes of the Parker Agreement, “good reason” includes any of the following acts or failures to act, if not consented to by Mr. Parker in writing: (i) a material diminution in Mr. Parker’s titles, positions, functions, duties, or responsibilities, subject to Mr. Parker’s timely notification; (ii) the relocation of Mr. Parker outside the greater Phoenix, Arizona metropolitan area or the relocation of the principal executive offices of US Airways Group or US Airways outside such area, subject in each case to Mr. Parker’s timely notification; or (iii) the failure of US Airways Group and US Airways to perform any material obligation owed to Mr. Parker, including without limitation the failure to re-elect or to re-appoint Parker to his offices and/or positions as Chairman of the Boards of Directors of US Airways Group and US Airways, subject to timely notification and US Airways Group’s and US Airways’ ability to cure.

Mr. Parker has agreed to waive his right to accelerated vesting of US Airways Group stock options, US Airways Group RSUs, and/or US Airways Group SARs, in each case, solely as a result of the Closing. Mr. Parker has retained his “double trigger” accelerated vesting of such equity awards upon a qualifying termination in connection with the Closing.

Termination Due to Disability or Non-Renewal. If Mr. Parker’s employment is terminated because US Airways Group does not renew his employment agreement or if Mr. Parker’s employment is terminated because of disability, Mr. Parker is entitled to receive the following, subject to the signing of a general waiver and release of claims:

•

a severance payment equal to the sum of Mr. Parker’s annual base salary plus the greater of (i) the average of his annual cash incentive award for the three calendar years before the termination and (ii) the target annual cash incentive award for the year of termination;

•

in the case of disability, accelerated vesting of all stock and other awards held by Mr. Parker pursuant to incentive compensation plans, which awards will remain exercisable for a period of 36 months or such longer period as provided by the terms of any specific award, but in no event will the exercise period extend beyond the earlier of the original expiration date of the award or ten years from the original date of grant;

•	payments under the LTIPP as if Mr. Parker’s employment had continued through the date awards under the LTIPP are paid for the year of termination;

•

a lump sum payment equal to the value of 24 months of COBRA continuation coverage premiums for healthcare benefits for Mr. Parker and his eligible dependents, less the cost of such benefits for an active employee for 24 months, plus a tax gross-up for the lump sum payment;

•	continued term life insurance for a period of 24 months; and

•	positive space travel privileges for Mr. Parker for his lifetime and his wife and eligible dependents for their lifetimes.

Termination Due to Death. If Mr. Parker’s employment terminates due to death, his estate is entitled to receive, subject to the signing of a general waiver and release of claims:

•

accelerated vesting of all stock options, SARs, RSUs, long-term incentive compensation, and other awards held by Mr. Parker pursuant to the 2011 Plan, the 2008 Plan, the 2005 Plan, and other incentive compensation plans, which awards will remain exercisable for a period of 36 months or such longer period as provided by the terms of any specific award, but in no event will the exercise period extend beyond the earlier of the original expiration date of the award or ten years from the original date of grant;

•	payments under the LTIPP as if Mr. Parker’s employment had continued through the date awards under the LTIPP are paid for the year of death;

•

a lump sum payment equal to the value of 24 months of COBRA continuation coverage premiums for healthcare benefits for Mr. Parker’s eligible dependents, less the cost of such benefits for an active employee for 24 months, plus a tax gross-up for the lump sum payment; and

•	positive space travel privileges for Mr. Parker’s wife and eligible dependents for their lifetimes.

The Parker Agreement also provides a tax gross-up payment in an amount that will have an after-tax value equal to taxes that could be imposed if any severance payments due to Mr. Parker are considered to be “excess parachute payments” subject to excise tax under Section 4999 of the Code.

If Mr. Parker is entitled to receive severance payments under any other severance plans or policies, then the other severance payments will be reduced by the amount payable under Mr. Parker’s employment agreement, excluding tax gross-ups. If Mr. Parker’s employment terminates for any reason, he is entitled to receive accrued benefits and payments.

The following table sets forth the termination and/or change in control benefits payable to Mr. Parker under his employment agreement and under the termination and change in control benefits generally provided for all named executive officers described above, assuming termination of employment occurs on December 31, 2012. Except for insured benefits, all payments will be made by US Airways Group. All benefits in the table are pursuant to the terms of his employment agreement, unless otherwise noted.

Executive Benefits and Payments upon Termination	Voluntary Termination Following Change in Control		Executive Termination for Good Reason		Company Termination Other than for Misconduct		Termination on Expiration Date Following Non- Extension		Death		Disability
Compensation:
Base Salary	$1,100,000		$1,100,000		$1,100,000		$550,000		$0		$550,000
Annual Incentive Award	1,375,000	(a)	1,375,000	(a)	1,375,000	(a)	687,500	(a)	1,100,000	(b)	687,500	(a)
Long-Term Incentive Award	2,200,000	(c)	2,200,000	(c)	2,200,000	(c)	1,100,000	(d)	1,100,000	(d)	1,100,000	(d)
Acceleration of Unvested SARs and RSUs (e)	6,962,710		6,962,710		6,962,710		0		6,962,710		6,962,710
Extended Option and SAR Exercise Period (f)	4,335,103		4,335,103		4,335,103		0		4,335,103		4,335,103
Benefits and Perquisites:
Medical Benefits (g)	44,970		44,970		44,970		44,970		44,970		44,970
Life Insurance	6,766	(h)	6,766	(h)	6,766	(h)	6,766	(h)	2,000,000	(i)	6,766	(h)
Flight Privileges (j)	211,133		211,133		211,133		211,133		211,133		211,133
Tax Gross-up on Flight Privileges	158,350		158,350		158,350		158,350		158,350		158,350
280G Tax Gross-up (k)	2,466,098		0		0		0		0		0

Total	$18,860,130		$16,394,032		$16,394,032		$2,758,719		$15,912,266		$14,056,532

(a)	Amount represents a multiple of the target annual incentive award under the US Airways Group 2012 AIP for 2012, which was $687,500.
(b)	Amount represents the amount of the annual incentive award earned by Mr. Parker under the US Airways Group 2012 AIP.
(c)	Mr. Parker receives two times the greater of (i) 125% of his salary or (ii) the amount he would receive under the LTIPP. Amount shown is two times 200% of Mr. Parker’s salary, as the payout under the LTIPP that ended December 31, 2012 was 200% of base salary.
(d)	Amount represents payment under the LTIPP for 2012.
(e)	Aggregate value of unvested RSUs is calculated at a price of $13.50, the closing price of US Airways Group common stock on December 31, 2012, and the aggregate value of SARs is calculated based on the spread between the exercise price of unvested SARs and $13.50.
(f)	Amount reflects the incremental aggregate value due to the extension of the exercise period of options and SARs. Assumes (i) a stock price of $13.50, the closing price of US Airways Group common stock on December 31, 2012, on the date of extension; (ii) annual interest rates of 0.07% at three months and 0.35% at three years; (iii) 36.7% volatility over three months and 60.4% volatility over three years; and (iv) no dividends.
(g)	Amount reflects the value of 2012 COBRA premiums for group medical, dental, and vision coverage for 24 months, less the current employee portion, plus a tax gross-up for the lump sum payment of this amount.
(h)	Amount represents the premium payments for 24 months of life insurance coverage assuming the monthly premium as of December 31, 2012.
(i)	Amount represents the life insurance proceeds payable to the executive’s estate under the executive’s life insurance policy upon a termination due to death.
(i)	Based on the terms of the non-revenue travel policy for senior executives currently in effect. Reflects the present value of future travel calculated using a discount rate of 3.53% and RP2000 White Collar mortality table, and assumes 1% annual increase in the cost of travel.
(k)	Assumes that Mr. Parker is entitled to full reimbursement of (i) any excise taxes that are imposed upon Mr. Parker as a result of the change in control, (ii) any income and excise taxes imposed upon him as a result of the reimbursement of the excise tax amount, and (iii) any additional income and excise taxes that are imposed upon him as a result of the reimbursement of him for any excise or income taxes. Also assumes a Section 4999 excise tax rate of 20%, a 39.6% federal income tax rate, and a 4.54% state income tax rate. Because it is assumed the SARs are cashed out, the value of SARs is calculated based on the difference between the closing price of US Airways Group common stock on the last trading day of 2012, and the SAR’s respective exercise price. To the extent the SARs would be assumed by the surviving entity and converted to SARs with respect to surviving entity’s stock, the value attributable to the SARs could differ. The calculations were performed assuming that no amounts will be discounted as attributable to reasonable compensation and no value will be attributed to execution of a noncompetition agreement.

Executive Change in Control Agreements for Messrs. Kirby, Isom, Johnson, and Kerr

Messrs. Kirby, Isom, Johnson, and Kerr have each entered into the form of executive change in control agreement, effective as of November 28, 2007 or, in the case of Mr. Johnson, when he joined US Airways Group on March 16, 2009. These agreements have an initial term of two years and automatically renew for successive two-year terms unless US Airways Group provides at least 180 days advance written notice to the executive. These agreements provide benefits to the executives upon a termination of employment by US Airways Group for any reason other than “misconduct” or disability or by the executive with “good reason,” in each case within 24 months following a “change in control” (each as defined in the US Airways Group and US Airways form executive change in control agreements (“CIC Agreements”)) or, subject to certain conditions described below, prior to a change in control in contemplation of that change in control.

Conditions on Payment and Offsets. As a condition of receiving benefits under the agreement, the executive is required to sign a general waiver and release of claims against US Airways Group and related parties. In addition, any severance benefits under the agreement may be reduced by any other severance benefits or other benefits US Airways Group must pay in connection with the executive’s termination of employment by law, under a written employment or severance agreement with US Airways Group (currently there are none), or any US Airways Group policy or practice that would provide for the executive to remain on the payroll for a period of time after notice of termination of employment. Furthermore, the executive’s benefits under the agreement will terminate immediately and the executive may be required to reimburse US Airways Group for amounts paid under the agreement if the executive (i) violates any proprietary information or confidentiality obligation to US Airways Group, (ii) solicits US Airways Group’s employees within one year of termination, (iii) makes any untrue or disparaging statement or criticism of US Airways Group within five years of termination, or (iv) fails to return all US Airways Group property.

Termination Benefits. In the event of any termination, the covered executive is entitled to receive all accrued but unpaid salary and other benefits through the termination date and, except as to termination for misconduct, any unpaid incentive payment under the annual cash incentive program with respect to any fiscal year completed prior to termination.

Upon termination within 24 months of a change in control under the conditions described above, the covered executive is entitled to receive:

•	a payment equal to two times the greater of the executive’s then-current annual base salary or the annual base salary immediately preceding a change in control;

•

a payment equal to the greater of (i) 200% of the executive’s then-current target incentive award under the annual incentive program or (ii) the executive’s actual incentive award under the annual incentive program for the immediately preceding year;

•

a payment equal to 200% of the executive’s target award under the LTIPP that is in effect on the termination date or, if there is no LTIPP in effect and its suspension or termination constitutes a “good reason” to terminate employment, 200% of the executive’s target award most recently established under the LTIPP;

•

a lump sum payment equal to the value of 24 months of COBRA continuation coverage premiums for healthcare benefits for the executive and eligible dependents, provided the executive is eligible to elect COBRA continuation coverage upon his termination;

•

extended exercisability of all vested stock options, SARs, or other similar stock awards for 18 months following the executive’s termination of employment, but not beyond the maximum term of the awards; and

•

a tax gross-up payment in an amount that will have an after-tax value equal to taxes that are imposed if any severance payments due the executive are considered to be greater than 110% of the amount that would cause any portion of the payments to be “excess parachute payments” subject to excise tax under Section 4999 of the Code.

The agreements also provide that termination benefits are to be provided to an executive who has been terminated prior to a change in control (if it can reasonably be demonstrated that the termination was at the request of a third party effecting the change in control) by US Airways Group for any reason other than misconduct or disability. The benefits and payments provided in these circumstances are identical to those described above except that (i) payments and benefits due upon the change in control are offset by any amounts received as a result of the executive’s termination prior to the change in control and (ii) instead of extended exercisability of stock awards and acceleration of equity vesting, the executive will receive an amount equal to the intrinsic value of any stock award (other than exercisable grants) forfeited at the time of termination that would have vested on the change in control, based on the value of the award as of the date of the change in control, and, as to exercisable grants, the difference between that stock award’s exercise price and the value of the stock underlying the award on the date of the change in control.

The CIC Agreements provide that upon a change in control, the executive’s outstanding stock awards held pursuant to the 2011 Plan, the 2008 Plan, and/or the 2005 Plan, or any successor plan, will become fully vested and exercisable and the executive will be entitled to top priority, first class, positive space travel benefits for the executive and his or her dependents, for the life of the executive. Messrs. Kirby, Isom, and Kerr previously became entitled to lifetime flight benefits, in the case of Messrs. Kirby and Kerr, in connection with the merger of US Airways Group and America West, and in the case of Mr. Isom, to replace a similar benefit provided by his previous employer that was forfeited when he commenced employment with US Airways Group.

In April 2010, the Compensation and Human Resources Committee adopted a policy that US Airways Group will not enter into any new agreements with its named executive officers that include excise tax gross-up provisions with respect to payments contingent upon a change in control of US Airways Group, provided that, if US Airways Group determines that it is appropriate to do so to recruit a new executive, limited reimbursement for excise taxes may be included in the executive’s contract. In those specific circumstances, the excise tax gross-up will be limited to payments triggered by both a change in control and a termination of the executive’s employment and will be subject to a three-year sunset provision. This new policy will not affect existing agreements with any current named executive officer, which agreements will continue to apply according to their terms.

Long-Term Incentive Performance Program

Under the LTIPP, upon termination on account of retirement, total disability, or death (each as defined in the LTIPP), a named executive officer is entitled to a cash payment equal to the award that would have been earned for the performance cycle that ends in the calendar year of termination had the executive’s employment continued until the award payment date. This amount is calculated using the same methodology as benefits are calculated for active employees; hence, no award is paid unless the performance goals established for the performance cycle have been satisfied.

These payments are quantified on the tables on pages 29 through 36 for each executive assuming termination as of December 31, 2012.

2011 Incentive Award Plan and 2008 Equity Incentive Plan. Pursuant to the terms of grant agreements under the 2011 Plan and the 2008 Plan, all SARs and RSUs held by the named executive officers are fully accelerated in the event of either of the following: (i) termination by reason of death or “disability” or (ii) a “change in control” (each, as defined in the applicable plan and award agreements). In addition, the SARs vest upon retirement, and the vesting of the RSUs may be accelerated by the Compensation and Human Resources Committee in its discretion upon retirement.

SARs granted under the 2011 Plan and the 2008 Plan provide for (i) an 18-month exercise period following termination of employment within 24 months following a change in control and (ii) a three-year exercise period following termination of employment due to death (or if the executive dies within three months after termination of employment other than for cause), disability, or “retirement,” but in each case not beyond the maximum term of the awards.

2005 Equity Incentive Plan. SARs and stock options granted under the 2005 Plan and under the America West 2002 Incentive Equity Plan (the “2002 Plan”) provide for a longer exercise period following termination of employment, if the executive’s employment is terminated due to death (or if the executive dies within three months after termination of employment other than for cause), disability, or retirement. Retirement means termination of employment after age 65, or between the ages of 55 and 65 under rules established by the Compensation and Human Resources Committee. Currently, the Committee has not established any rules for retirement between the ages of 55 and 65.

Annual Incentive Program Awards. Under the US Airways Group 2012 AIP the executive’s award would be payable upon retirement, death, or disability.

Long-Term Disability and Life Insurance Benefits. Upon termination of employment and eligibility under long-term disability coverage for officers, a named executive officer would receive disability benefits in the amount of 66 2/3% of his base monthly salary, subject to a maximum of $20,000 per month. Benefits begin 90 days after the executive becomes disabled and continue until the executive reaches Social Security retirement age (or is no longer disabled). In the event of eligibility, assuming no offsets, US Airways Group estimates that these benefits would be $20,000 per month for Messrs. Parker, Kirby, Isom, Johnson, and Kerr.

In addition, US Airways Group has obtained supplemental, portable, individual level term life insurance policies with various insurance carriers for each of Messrs. Parker, Kirby, and Kerr, in each case owned by the executive. The policies pay a death benefit equal to the coverage amount under each policy upon the death of the executive to a named beneficiary designated by the executive. The death benefits under these policies are fully insured and would be paid by the respective insurance carriers. The amounts of the respective benefits for each of Messrs. Parker, Kirby, and Kerr are set forth in the tables below.

J. Scott Kirby

The following table sets forth the termination and/or change in control benefits payable to Mr. Kirby under his CIC Agreement and under the termination and change in control benefits generally provided for all named executive officers described above, assuming termination of employment on December 31, 2012.

Executive Benefits and Payments upon Termination	Executive Termination for Good Reason Following a Change in Control	Company Termination Other Than for Misconduct or Disability Following a Change in Control	Death	Disability	Any Other Termination
Compensation:
Base Salary	$1,082,118	$1,082,118	$—	$—	$—
Annual Incentive Award	1,190,330	1,190,330	1,082,118(a)	1,082,118(a)	—
Long-Term Incentive Award	1,244,436(b)	1,244,436(b)	1,082,118(c)	1,082,118(c)	—
Acceleration of Unvested SARs and RSUs (d)	4,827,678	4,827,678	4,827,678	4,827,678	0
Extended Option and SAR Exercise Period (e)	1,009,119	1,009,119	1,796,677	1,801,455	0
Benefits and Perquisites:
Medical Benefits (f)	21,127	21,127	—	—	—
Life Insurance	—	—	1,750,000(g)	—	—
Flight Privileges (h)	243,696	243,696	0	243,696	243,696
280G Tax Gross-up (i)	0	0	0	0	0

Total	$9,618,504	$9,618,504	$10,538,591	$9,037,065	$243,696

(a)	Amount represents the amount of the annual incentive award earned by Mr. Kirby under the US Airways Group 2012 AIP.
(b)	Amount represents 200% of the target payment under the LTIPP for 2012.
(c)	Amount represents payment under the LTIPP for 2012.
(d)	Aggregate value of unvested RSUs is calculated at a price of $13.50, the closing price of US Airways Group common stock on December 31, 2012, and the aggregate value of SARs is calculated based on the spread between the exercise price of unvested SARs and $13.50.
(e)	Amount reflects the incremental aggregate value due to the extension of the exercise period of options and SARs. The CIC Agreements allow for an 18 month extension upon termination after a change in control on awards granted under the 2005 Plan, 2008 Plan, and 2011 Plan. The 2005 Plan, 2008 Plan, and 2011 Plan allow for a three-year extension for both death and disability. The 2002 Plan allows for a one-year extension of exercise period for death and three years for disability. Assumes (i) a stock price of $13.50, the closing price of US Airways Group common stock on December 31, 2012, on the date of extension; (ii) annual interest rates of 0.07% at three months, 0.16% at one year, 0.18% at 18 months, and 0.35% at three years; (iii) 36.7% volatility over three months, 57.1% over one year, 64.1% volatility over 18 months, and 60.4% volatility over three years; and (iv) no dividends.
(f)	Amount reflects the value of 2012 COBRA premiums for group medical, dental, and vision coverage for 24 months.
(g)	Amount represents the life insurance proceeds payable to the executive’s estate under the executive’s life insurance policy upon a termination due to death.
(h)	Based on the terms of the non-revenue travel policy for senior executives currently in effect. Reflects the present value of future travel calculated using a discount rate of 3.53% and RP2000 White Collar mortality table, and assumes 1% annual increase in the cost of travel.
(i)	Assumes that Mr. Kirby is entitled to full reimbursement of (i) any excise taxes that are imposed upon Mr. Kirby as a result of the change in control, (ii) any income and excise taxes imposed upon him as a result of reimbursement of the excise tax amount, and (iii) any additional income and excise taxes that are imposed upon him as a result of reimbursement of him for any excise or income taxes. Also assumes a Section 4999 excise tax rate of 20%, a 39.6% federal income tax rate, and a 4.54% state income tax rate. Because it is assumed the SARs are cashed out, the value of SARs is calculated based on the difference between the closing price of US Airways Group common stock on the last trading day of 2012 and the SAR’s respective exercise price. To the extent the SARs would be assumed by the surviving entity and converted to SARs with respect to the surviving entity’s stock, the value attributable to the SARs could differ. The calculations were performed assuming that no amounts will be discounted as attributable to reasonable compensation and no value will be attributed to execution of a noncompetition agreement.

Robert D. Isom, Jr.

The following table sets forth the termination and/or change in control benefits payable to Mr. Isom under his CIC Agreement and under the termination and change in control benefits generally provided for all named executive officers described above, assuming termination of employment on December 31, 2012.

Executive Benefits and Payments upon Termination	Executive Termination for Good Reason Following a Change in Control		Company Termination Other Than for Misconduct or Disability Following a Change in Control		Death		Disability		Any Other Termination
Compensation:
Base Salary	$954,810		$954,810		$—		$—		$—
Annual Incentive Award	954,810		954,810		954,810	(a)	954,810	(a)	—
Long-Term Incentive Award	954,810	(b)	954,810	(b)	835,459	(c)	835,459	(c)	—
Acceleration of Unvested SARs and RSUs (d)	2,825,835		2,825,835		2,825,835		2,825,835		0
Extended SAR Exercise Period (e)	718,461		718,461		1,293,260		1,293,260		0
Benefits and Perquisites:
Medical Benefits (f)	30,115		30,115		—		—		—
Life Insurance	—		—		—		—		—
Flight Privileges (g)	321,801		321,801		0		321,801		321,801
280G Tax Gross-up (h)	0		0		0		0		0

Total	$6,760,642		$6,760,642		$5,909,364		$6,231,165		$321,801

(a)	Amount shown represents the amount of the annual incentive award earned by Mr. Isom under the US Airways Group 2012 AIP.
(b)	Amount represents 200% of the target payment under the LTIPP for 2012.
(c)	Amount represents payment under the LTIPP for 2012.
(d)	Aggregate value of unvested RSUs is calculated at a price of $13.50, the closing price of US Airways Group common stock on December 31, 2012, and the aggregate value of SARs is calculated based on the spread between the exercise price of unvested SARs and $13.50.
(e)	Amount reflects the incremental aggregate value due to the extension of the exercise period of SARs. The CIC Agreements allow for an 18 month extension upon termination after a change in control on awards granted under the 2005 Plan, 2008 Plan, and 2011 Plan. The 2005 Plan, 2008 Plan, and 2011 Plan allow for a three-year extension for both death and disability. Assumes (i) a stock price of $13.50, the closing price of US Airways Group common stock on December 31, 2012, on the date of extension; (ii) annual interest rates of 0.07% at three months, 0.18% at 18 months, and 0.35% at three years; (iii) 36.7% volatility over three months, 64.1% volatility over 18 months, and 60.4% volatility over three years; and (iv) no dividends.
(f)	Amount reflects the value of 2012 COBRA premiums for group medical, dental, and vision coverage for 24 months.
(g)	Based on the terms of the non-revenue travel policy for senior executives currently in effect. Reflects the present value of future travel calculated using a discount rate of 3.53% and RP2000 White Collar mortality table, and assumes 1% annual increase in the cost of travel.
(h)	Assumes that Mr. Isom is entitled to full reimbursement of (i) any excise taxes that are imposed upon Mr. Isom as a result of the change in control, (ii) any income and excise taxes imposed upon him as a result of reimbursement of the excise tax amount, and (iii) any additional income and excise taxes that are imposed upon him as a result of reimbursement of him for any excise or income taxes. Also assumes a Section 4999 excise tax rate of 20%, a 39.6% federal income tax rate, and a 4.54% state income tax rate. Because it is assumed the SARs are cashed out, the value of SARs is calculated based on the difference between the closing price of US Airways Group common stock on the last trading day of 2012 and the SAR’s respective exercise price. To the extent the SARs would be assumed by the surviving entity and converted to SARs with respect to the surviving entity’s stock, the value attributable to the SARs could differ. The calculations were performed assuming that no amounts will be discounted as attributable to reasonable compensation and no value will be attributed to execution of a noncompetition agreement.

Stephen L. Johnson

The following table sets forth the termination and/or change in control benefits payable to Mr. Johnson under his CIC Agreement and under the termination and change in control benefits generally provided for all named executive officers described above, assuming termination of employment on December 31, 2012.

Executive Benefits and Payments upon Termination	Executive Termination for Good Reason Following a Change in Control	Company Termination Other Than for Misconduct or Disability Following a Change in Control	Death	Disability	Any Other Termination(a)
Compensation:
Base Salary	$901,765	$901,765	$—	$—	$—
Annual Incentive Award	901,765	901,765	901,765(b)	901,765(b)	901,765(b)
Long-Term Incentive Award	901,765(c)	901,765(c)	789,044(d)	789,044(d)	789,044(d)
Acceleration of Unvested SARs and RSUs (e)	2,825,835	2,825,835	2,825,835	2,825,835	0
Extended SAR Exercise Period (f)	383,951	383,951	732,354	732,354	0
Benefits and Perquisites:
Medical Benefits (g)	36,274	36,274	—	—	—
Life Insurance	—	—	—	—	—
Flight Privileges (h)	126,730	126,730	0	0	0
280G Tax Gross-up (i)	1,362,171	1,362,171	0	0	0

Total	$7,440,256	$7,440,256	$5,248,998	$5,248,998	$1,690,809

(a)	Amounts under “Any Other Termination” are payable as Mr. Johnson is retirement eligible under the US Airways Group 2012 AIP and the LTIPP.
(b)	Amount represents the amount of the annual incentive award earned by Mr. Johnson under the US Airways Group 2012 AIP.
(c)	Amount represents 200% of the target payment under the LTIPP for 2012.
(d)	Amount represents payment under the LTIPP for 2012.
(e)	Aggregate value of unvested RSUs is calculated at a price of $13.50, the closing price of US Airways Group common stock on December 31, 2012, and the aggregate value of SARs is calculated based on the spread between the exercise price of unvested SARs and $13.50.
(f)	Amount reflects the incremental aggregate value due to the extension of the exercise period of SARs. The CIC Agreements allow for an 18-month extension upon termination after a change in control on awards granted under the 2008 Plan and 2011 Plan. The 2008 Plan and 2011 Plan allow for a three-year extension for both death and disability. Assumes (i) a stock price of $13.50, the closing price of US Airways Group common stock on December 31, 2012, on the date of extension; (ii) annual interest rates of 0.07% at three months, 0.18% at 18 months, and 0.35% at three years; (iii) 36.7% volatility over three months, 64.1% volatility over 18 months, and 60.4% volatility over three years; and (iv) no dividends.
(g)	Amount reflects the value of 2012 COBRA premiums for group medical, dental, and vision coverage for 24 months.
(h)	Based on the terms of the non-revenue travel policy for senior executives currently in effect. Reflects the present value of future travel calculated using a discount rate of 3.53% and RP2000 White Collar mortality table, and assumes 1% annual increase in the cost of travel.
(i)

Assumes that Mr. Johnson is entitled to full reimbursement of (i) any excise taxes that are imposed upon Mr. Johnson as a result of the change in control, (ii) any income and excise taxes imposed upon him as a result of reimbursement of the excise tax amount, and (iii) any additional income and excise taxes that are imposed upon him as a result of reimbursement of him for any excise or income taxes. Also assumes a Section 4999 excise tax rate of 20%, a 39.6% federal income tax rate, and a 4.54% state income tax rate. Because it is assumed the SARs are cashed out, the value of SARs is calculated based on the difference between the closing price of US Airways Group common stock on the last trading day of 2012 and the SAR’s respective exercise price. To the extent the SARs would be assumed by the surviving entity and converted to SARs with respect to the surviving entity’s stock, the value attributable to the SARs could differ. The calculations were performed assuming that no amounts will be discounted as attributable to reasonable compensation and no value will be attributed to execution of a noncompetition agreement.

Derek J. Kerr

The following table sets forth the termination and/or change in control benefits payable to Mr. Kerr under his CIC Agreement and under the termination and change in control benefits generally provided for all named executive officers described above, assuming termination of employment on December 31, 2012.

Executive Benefits and Payments upon Termination	Executive Termination for Good Reason Following a Change in Control	Company Termination Other Than for Misconduct or Disability Following a Change in Control	Death	Disability	Any Other Termination
Compensation:
Base Salary	$848,720	$848,720	$—	$—	$—
Annual Incentive Award	848,720	848,720	848,720(a)	848,720(a)	—
Long-Term Incentive Award	848,720(b)	848,720(b)	742,630(c)	742,630(c)	—
Acceleration of Unvested SARs and RSUs (d)	2,825,835	2,825,835	2,825,835	2,825,835	0
Extended SAR Exercise Period (e)	628,627	628,627	1,110,002	1,110,002	0
Benefits and Perquisites:
Medical Benefits (f)	30,115	30,115	—	—	—
Life Insurance	—	—	1,500,000(g)	—	—
Flight Privileges (h)	206,694	206,694	0	206,694	206,694
280G Tax Gross-up (i)	0	0	0	0	0

Total	$6,237,431	$6,237,431	$7,027,187	$5,733,881	$206,694

(a)	Amount represents the amount of the annual incentive award earned by Mr. Kerr under the US Airways Group 2012 AIP.
(b)	Amount represents 200% of the target payment under the LTIPP for 2012.
(c)	Amount represents payment under the LTIPP for 2012.
(d)	Aggregate value of unvested RSUs is calculated at a price of $13.50, the closing price of US Airways Group common stock on December 31, 2012, and the aggregate value of SARs is calculated based on the spread between the exercise price of unvested SARs and $13.50.
(e)	Amount reflects the incremental aggregate value due to the extension of the exercise period of SARs. The CIC Agreements allow for an 18 month extension upon termination after a change in control on awards granted under the 2005 Plan, 2008 Plan, and 2011 Plan. The 2005 Plan, 2008 Plan, and 2011 Plan allow for a three-year extension for both death and disability. Assumes (i) a stock price of $13.50, the closing price of US Airways Group common stock on December 31, 2012, on the date of extension; (ii) annual interest rates of 0.07% at three months, 0.18% at 18 months, and 0.35% at three years; (iii) 36.7% volatility over three months, 64.1% volatility over 18 months, and 60.4% volatility over three years; and (iv) no dividends.
(f)	Amount reflects the value of 2012 COBRA premiums for group medical, dental, and vision coverage for 24 months.
(g)	Amount represents the life insurance proceeds payable to the executive’s estate under the executive’s life insurance policy upon a termination due to death.

(h)	Based on the terms of the non-revenue travel policy for senior executives currently in effect. Reflects the present value of future travel calculated using a discount rate of 3.53% and RP2000 White Collar mortality table, and assumes 1% annual increase in the cost of travel.
(i)	Assumes that Mr. Kerr is entitled to full reimbursement of (i) any excise taxes that are imposed upon Mr. Kerr as a result of the change in control, (ii) any income and excise taxes imposed upon him as a result of reimbursement of the excise tax amount, and (iii) any additional income and excise taxes that are imposed upon him as a result of reimbursement of him for any excise or income taxes. Also assumes a Section 4999 excise tax rate of 20%, a 39.6% federal income tax rate, and a 4.54% state income tax rate. Because it is assumed the SARs are cashed out, the value of SARs is calculated based on the difference between the closing price of US Airways Group common stock on the last trading day of 2012 and the SAR’s respective exercise price. To the extent the SARs would be assumed by the surviving entity and converted to SARs with respect to the surviving entity’s stock, the value attributable to the SARs could differ. The calculations were performed assuming that no amounts will be discounted as attributable to reasonable compensation and no value will be attributed to execution of a noncompetition agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of US Airways Group’s executive officers or directors serves as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of US Airways Group’s board of directors or Compensation and Human Resources Committee.

COMPENSATION AND HUMAN RESOURCES COMMITTEE REPORT

The Compensation and Human Resources Committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this Annual Report on Form 10-K/A. Based on this review and discussion, the Compensation and Human Resources Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.

Respectfully submitted,

Compensation and Human Resources Committee

Matthew J. Hart (Chair)

Richard C. Kraemer

Cheryl G. Krongard

Denise M. O’Leary

This report of the Compensation and Human Resources Committee is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the SEC’s proxy rules or the liabilities of Section 18 of the Exchange Act, and the report will not be deemed to be incorporated by reference into any prior or subsequent filing by us under the Securities Act or the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about US Airways Group common stock that may be issued under all existing equity compensation plans as of December 31, 2012, which include the following:

US Airways Group, Inc. 2011 Incentive Award Plan;

US Airways Group, Inc. 2008 Equity Incentive Plan;

US Airways Group, Inc. 2005 Equity Incentive Plan; and

America West 2002 Incentive Equity Plan.

Plan Category	(i) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (f)	(ii) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(iii) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (i))
Equity Compensation Plans Approved by Security Holders (a)	14,852,408	$11.77(b)	10,315,350
Equity Compensation Plan Not Approved by Security Holders (c)	447,216	$21.61(d)	— (e)

Total	15,299,624	$12.11	10,315,350

(a)	At the annual meeting on June 10, 2011, the 2011 Plan was approved by the stockholders. No additional grants may be made under the 2008 Plan or the 2005 Plan. The 2008 Plan was originally adopted at the annual meeting on June 11, 2008, and was approved by the stockholders. The 2005 Plan was originally adopted as part of the plan upon emergence from bankruptcy in September 2005. Under Delaware law, approval of the 2005 Plan as part of the reorganization was deemed to be approved by US Airways Group’s stockholders. Consists of 12,556,065 SARs, 2,230,687 RSUs and 65,656 options.
(b)	Represents the weighted average exercise price of the outstanding options and SARs. The weighted average remaining term of these outstanding options and rights is 4.4 years.
(c)	America West had an equity compensation plan, the 2002 Plan, which was approved by America West’s stockholders prior to the merger of US Airways Group and America West, but has not been approved by US Airways Group’s stockholders. This plan has shares that may become issuable pursuant to the exercise of outstanding options. As a result of the merger, all outstanding equity awards under this plan were converted into awards exercisable for shares of US Airways Group common stock pursuant to the terms of the merger agreement with America West.
(d)	The weighted average remaining term of these outstanding options and rights is 1.8 years.
(e)	No shares are available for future grant under this plan pursuant to action taken by the Compensation and Human Resources Committee of the board of directors.
(f)	Does not include stock options granted pursuant to a letter of agreement between US Airways and the US Airways’ pilot union dated as of September 23, 2005. As of December 31, 2012, there were approximately 300,000 such stock options outstanding with an exercise price of $12.50. The pilot stock options do not reduce the shares available for grant under any equity incentive plan. These stock options expired on January 31, 2013 if unexercised.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of US Airways Group’s common stock as of March 29, 2013, by (i) each of US Airways Group’s directors, (ii) each of the individuals named in the Summary Compensation Table in this proxy statement/prospectus, and (iii) all of US Airways Group’s directors and executive officers as a group, based in each case on information furnished to US Airways Group by these persons. US Airways Group believes that each of the named individuals and each director and executive officer included in the group has sole voting and investment power with regard to the shares shown, except as otherwise noted.

Common Stock Beneficially Owned(a)
Name of Beneficial Owner and Relationship to Company	Amount and Nature of Beneficial Ownership	Percent of Class
W. Douglas Parker	950,604(b)	*
Chairman of the Board and Chief Executive Officer
J. Scott Kirby	171,974(c)	*
President
Robert D. Isom, Jr.	88,643(d)	*
Executive Vice President and Chief Operating Officer
Stephen L. Johnson	68,114(e)	*
Executive Vice President—Corporate and Government Affairs
Derek J. Kerr	77,049(f)	*
Executive Vice President and Chief Financial Officer
Matthew J. Hart	55,533(g)	*
Director
Richard C. Kraemer	84,942(h)	*
Director
Cheryl G. Krongard	51,827(i)	*
Director
Bruce R. Lakefield	51,827(j)	*
Vice Chairman and Director
Denise M. O’Leary	69,645(k)	*
Director
George M. Philip	51,827(l)	*
Director
William J. Post	4,807(m)	*
Director

All directors and executive officers as a group (13 persons)	1,797,894(n)	1.1%

*	Represents less than 1% of the outstanding shares of US Airways Group’s common stock.
(a)	Beneficial ownership as reported in the table has been determined in accordance with SEC rules and regulations and includes shares of US Airways Group’s common stock that may be issued upon the exercise of stock options that are exercisable within 60 days of March 29, 2013 and RSUs that vest within 60 days of March 29, 2013. Pursuant to SEC rules and regulations, all shares not currently outstanding which are subject to stock options exercisable within 60 days of March 29, 2013 and RSUs that vest within 60 days of March 29, 2013, are deemed to be outstanding for the purpose of computing “Percent of Class” held by the holder thereof but are not deemed to be outstanding for the purpose of computing the “Percent of Class” held by any other stockholder. Beneficial ownership as reported in the table above excludes shares of US Airways Group’s common stock that may be issued upon the exercise of SARs that are exercisable within 60 days of March 29, 2013. The number of shares that will be received upon exercise of such SARs is not currently determinable and therefore is not included in the table above because each SAR gives the holder the right to receive the excess of the market price of one share of stock at the exercise date over the exercise price, which is not determinable until the date of exercise.
(b)	Includes 526,180 shares held directly, 309,375 shares underlying stock options and 115,049 shares underlying vested RSUs. Excludes 173,973 unvested RSUs. Excludes the following SARs: (i) 196,000 SARs at an exercise price of $19.30; (ii) 120,000 SARs at an exercise price of $38.44; (iii) 90,000 SARs at an exercise price of $45.01; (iv) 196,820 SARs at an exercise price of $8.84; (v) 275,000 SARs at an exercise price of $6.70; (vi) 849,000 SARs at an exercise price of $3.10; (vii) 231,060 SARs at an exercise price of $7.42; (viii) 160,357 SARs at an exercise price of $8.14; and (ix) 98,250 SARs at an exercise price of $7.62.

(c)	Includes 70,807 shares held directly, 20,625 shares underlying stock options, and 80,542 shares underlying vested RSUs. Excludes 121,794 unvested RSUs. Excludes the following SARs: (i) 82,500 SARs at an exercise price of $19.30; (ii) 18,000 SARs at an exercise price of $38.44; (iii) 37,500 SARs at an exercise price of $46.11; (iv) 31,500 SARs at an exercise price of $45.01; (v) 70,881 SARs at an exercise price of $8.84; (vi) 95,753 SARs at an exercise price of $6.70; (vii) 352,781 SARs at an exercise price of $3.10; (viii) 126,025 SARs at an exercise price of $7.42; (ix) 112,262 SARs at an exercise price of $8.14; and (x) 68,782 SARs at an exercise price of $7.62.
(d)	Includes 42,863 shares held directly and 45,780 shares underlying vested RSUs. Excludes 69,227 unvested RSUs. Excludes the following SARs: (i) 70,000 SARs at an exercise price of $31.14; (ii) 101,630 SARs at an exercise price of $8.84; (iii) 143,855 SARs at an exercise price of $6.70; (iv) 292,000 SARs at an exercise price of $3.10; (v) 63,809 SARs at an exercise price of $8.14; and (vi) 39,096 SARs at an exercise price of $7.62.
(e)	Includes 22,334 shares held directly and 45,780 shares underlying vested RSUs. Excludes 69,227 unvested RSUs. Excludes the following SARs: (i) 175,000 SARs at an exercise price of $2.80; (ii) 275,000 SARs at an exercise price of $3.10; (iii) 63,809 SARs at an exercise price of $8.14; and (iv) 39,096 SARs at an exercise price of $7.62.
(f)	Includes 31,269 shares held directly and 45,780 shares underlying vested RSUs. Excludes 69,227 unvested RSUs. Excludes the following SARs: (i) 51,500 SARs at an exercise price of $19.30; (ii) 12,500 SARs at an exercise price of $38.44; (iii) 12,500 SARs at an exercise price of $45.01; (iv) 26,020 SARs at an exercise price of $8.84; (v) 51,020 SARs at an exercise price of $6.70; (vi) 25,000 SARs at an exercise price of $7.65; (vii) 292,000 SARs at an exercise price of $3.10; (viii) 63,809 SARs at an exercise price of $8.14; and (ix) 39,096 SARs at an exercise price of $7.62.
(g)	Includes 45,077 shares held directly, 2,550 shares held indirectly for the benefit of Mr. Hart’s children, and 7,906 shares underlying stock options.
(h)	Includes 58,317 shares held directly, 6,000 shares held indirectly for the benefit of Chartwell Investments, LLLP, and 20,625 shares underlying stock options.
(i)	Includes 43,577 shares held directly and 8,250 shares underlying stock options.
(j)	Includes 43,577 shares held directly and 8,250 shares underlying stock options.
(k)	Includes 49,020 shares held directly and 20,625 shares underlying stock options.
(l)	Includes 43,577 shares held directly and 8,250 shares underlying stock options.
(m)	Includes 4,807 shares held directly.
(n)	Includes 1,006,727 shares held directly, 2,550 shares held indirectly for the benefit of a director’s children, 6,000 shares held indirectly for the benefit of Chartwell Investments, LLLP, 403,906 shares underlying stock options, and 378,711 shares underlying vested RSUs held by US Airways Group’s executive officers and directors as a group. Excludes 572,675 shares underlying unvested RSUs and 5,408,822 SARs.

The following table sets forth information regarding the beneficial ownership of US Airways Group’s common stock as of March 29, 2013 for each person known to US Airways Group to be the beneficial owner of more than 5% of US Airways Group’s outstanding common stock.

	Common Stock Beneficially Owned
Name of Beneficial Owner and Relationship to Company	Amount and Nature of Beneficial Ownership		Percent of Class
FMR, LLC 82 Devonshire Street Boston, MA 02109	16,857,109	(a)	10.3%
Appaloosa Management L.P. 51 John F. Kennedy Parkway Short Hills, NJ 07078	12,069,029	(b)	7.4%
Whitebox Advisors, LLC 3033 Excelsior Boulevard, Suite 300 Minneapolis, MN 55416	11,807,340	(c)	7.2%
The Vanguard Group 100 Vanguard Boulevard Malvern, PA 19355	10,931,725	(d)	6.7%
BlackRock, Inc. 40 East 52nd Street New York, NY 10022	9,778,094	(e)	6.0%
Wellington Management Company, LLP 280 Congress Street Boston, MA 02210	9,030,353	(f)	5.5%
Caxton International Limited Maples Corporate Services (BVI) Ltd. Kingston Chambers P.O. Box 173 Road Town, Tortola B.V.I.	8,762,849	(g)	5.4%

(a)	The amount shown and the following information are derived solely from Amendment No. 11 to the Schedule 13G filed by FMR, LLC (FMR), reporting beneficial ownership as of December 31, 2012. According to the amended Schedule 13G, FMR has sole dispositive power over 16,857,109 shares and sole voting power over 2,300 shares of US Airways Group’s common stock. Fidelity Management & Research Company (Fidelity), 82 Devonshire Street, Boston, Massachusetts 02109, a wholly-owned subsidiary of FMR and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 16,857,109 shares of US Airways Group’s common stock as a result of acting as investment adviser to various investment companies (the Funds). Each of Edward C. Johnson 3d (Chairman of FMR), FMR (through its control of Fidelity), and the Funds has sole power to dispose of the 16,857,109 shares owned by the Funds. Members of Mr. Johnson’s family may be deemed to form a controlling group with respect to FMR. Neither FMR nor Mr. Johnson has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds’ Boards of Trustees.
(b)	The amount shown and the following information is derived solely from the Schedule 13G filed by Appaloosa Investment Limited Partnership (AILP), Palomino Fund Ltd. (Palomino), Thoroughbred Fund L.P. (TFLP), Thoroughbred Master Ltd. (TML), Appaloosa Management L.P. (AMLP), Appaloosa Partners Inc. (API), and David A. Tepper (collectively, the Appaloosa Entities), reporting beneficial ownership as of December 31, 2012. According to the Schedule 13G, AILP is the beneficial owner of 3,725,004 shares of US Airways Group’s common stock and has shared voting power and dispositive power over 3,725,004 shares of US Airways Group’s common stock. Palomino is the beneficial owner of 5,656,864 shares of US Airways Group’s common stock and has shared voting power and dispositive power over 5,656,864 shares of US Airways Group’s common stock. TFLP is the beneficial owner of 1,306,230 shares of US Airways Group’s common stock and has shared voting power and dispositive power over 1,306,230 shares of US Airways Group’s common stock. TML is the beneficial owner of 1,308,931 shares of US Airways Group’s common stock and has shared voting power and dispositive power over 1,308,931 shares of US Airways Group’s common stock. Each of AMLP, API, and Mr. Tepper is the beneficial owner of 12,069,029 shares of US Airways Group’s common stock and has shared voting power over 12,069,029 shares and shared dispositive power over 12,069,029 shares of US Airways Group’s common stock. Mr. Tepper is the sole stockholder and the President of API. API is the general partner of, and Mr. Tepper owns a majority of the limited partnership interest in, AMLP. AMLP is the general partner of AILP and TFLP, and acts as investment adviser to Palomino and TML.

(c)	The amount shown and the following information is derived solely from the Schedule 13G filed by Whitebox Advisors, LLC (WA), Whitebox Multi-Strategy Advisors, LLC (WMSA), Whitebox Multi-Strategy Partners, L.P. (WMSP), Whitebox Multi-Strategy Fund, L.P. (WMSFLP), Whitebox Multi-Strategy Fund, Ltd. (WMSFLTD), Whitebox Concentrated Convertible Arbitrage Advisors, LLC (WCCAA), Whitebox Concentrated Convertible Arbitrage Partners, L.P. (WCCAP), Whitebox Concentrated Convertible Arbitrage Fund , L.P. (WCCAFLP), Whitebox Concentrated Convertible Arbitrage Fund, Ltd. (WCCAFLTD), Pandora Select Advisors, LLC (PSA), Pandora Select Partners, L.P. (PSP), Pandora Select Fund, L.P. (PSFLP), Pandora Select Fund, Ltd. (PSFLTD), Whitebox Long Short Equity Fund (WLSEF), and HFR RVA Combined Master Trust (HFR) (collectively, the Whitebox Entities), reporting beneficial ownership as of December 31, 2012. According to the Schedule 13G/A, WA, in its capacity as investment adviser to its client, is the beneficial owner of 11,807,340 shares of US Airways Group’s common stock and has shared voting power and dispositive power over 11,807,340 shares of US Airways Group’s common stock. Each of WMSA, WMSP, WMSFLP, and WMSFLTD is the beneficial owner of 4,499,107 shares of US Airways Group’s common stock and has shared voting power and dispositive power over 4,499,107 shares of US Airways Group’s common stock. Each of WCCAA, WCCAP, WCCAFLP, and WCCAFLTD is the beneficial owner of 5,114,661 shares of US Airways Group’s common stock and has shared voting power over 5,114,661 shares and shared dispositive power over 5,114,661 shares of US Airways Group’s common stock. Each of PSA, PSP, PSFLP and PSFLTD is the beneficial owner of 1,771,773 shares of US Airways Group’s common stock and has shared voting power and dispositive power over 1,771,773 shares of US Airways Group’s common stock. WLSEF is the beneficial owner of 11,101 shares of US Airways Group’s common stock and has shared voting power and dispositive power over 11,101 shares of US Airways Group’s common stock. HFR is deemed to beneficially own 410,698 shares of US Airways Group’s common stock as a result of its ownership of debt securities convertible into shares of US Airways Group’s common stock. As a result of the relationship described in the Schedule 13G filed by the Whitebox Entities, each of WA, WMSA, WMSFLP, WMSFLTD, WCCAA, WCCAFLP, WCCAFLTD, PSA, PSFLP, and PSFLTD may be deemed to possess indirect beneficial ownership of the shares of US Airways Group’s common stock owned by each of WMSP, WLSEF, WCCAP, PSP, and HFR. The Whitebox Entities may be deemed to constitute a “group” within the meaning of Rule 13d-5(b)(1) under the Exchange Act. Each of WA, WMSA, WMSFLP, WMSFLTD, WCCAA, WCCAFLP, WCCAFLTD, PSA, PSFLP, and PSFLTD disclaims indirect beneficial ownership of the shares of US Airways Group’s stock except to the extent of its pecuniary interest in such shares. The address of the business office of WA, WMSA, WMSFLP, WCCAA, WCCAFLP, WLSEF, PSA, and PSFLP is 3033 Excelsior Boulevard, Suite 300, Minneapolis, MN 55416. The address of the business office of WMSP, WMSFLTD, WCCAP, WCCAFLTD, PSP, and PSFLTD is Appleby Corporate Services (BVI) Limited, Jayla Place, P.O. Box 3190, Road Town, Tortola, British Virgin Islands. The address of the business office of HFR is HFR RVA Combined Master Trust, 65 Front Street, Hamilton, HM 11, Bermuda.
(d)	The amount shown and the following information is derived solely from the Schedule 13G filed by The Vanguard Group, reporting beneficial ownership as of December 31, 2012. According to the Schedule 13G, Vanguard, in its capacity as investment adviser, has sole voting power over 225,421 shares, sole dispositive power over 10,707,904 shares, and shared dispositive power over 223,821 shares of US Airways Group’s common stock. Vanguard Fiduciary Trust Company (VFTC), a wholly-owned subsidiary of The Vanguard Group is the beneficial owner of 223,821 shares of US Airways Group’s common stock as a result of VFTC serving as an investment manager of collective trust accounts. Vanguard Investments Australia, Ltd. (VIA), a wholly-owned subsidiary of The Vanguard Group is the beneficial owner of 1,600 shares of the outstanding shares of US Airways Group’s common stock as a result of VIA serving as investment manager of Australian investment offerings.
(e)	The amount shown and the following information is derived solely from the Schedule 13G/A filed by BlackRock, Inc., reporting beneficial ownership as of December 31, 2012. According to the Schedule 13G/A, BlackRock, in its capacity as a parent holding company or control person, has sole voting power over 9,778,094 shares and sole dispositive power over 9,778,094 shares of US Airways Group’s common stock. The following subsidiaries acquired the shares being reported on the Schedule 13G by BlackRock, none of which owns 5% or greater of the outstanding shares of US Airways Group’s common stock: BlackRock Advisors, LLC, BlackRock Financial Management, Inc., BlackRock Investment Management, LLC, BlackRock Life Limited, BlackRock Asset Management Australia Limited, BlackRock Asset Management Canada Limited, BlackRock Advisors (UK) Limited, BlackRock Fund Advisors, BlackRock International Limited, BlackRock Institutional Trust Company, N.A., and BlackRock Japan Co. Ltd.
(f)	The amount shown and the following information is derived solely from the Schedule 13G filed by Wellington Management Company, LLP, reporting beneficial ownership as of December 31, 2012. According to the Schedule 13G, Wellington Management, in its capacity as investment adviser, has shared voting power over 6,783,848 shares and shared dispositive power over 9,030,353 shares of US Airways Group’s common stock. These shares of common stock are owned of record by clients of Wellington Management. Those clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such shares.

(g)	The amount shown and the following information is derived solely from the Schedule 13G filed by Caxton International Limited (Caxton International), Caxton Associates LP (Caxton Associates), Andrew E. Law, Timothy A. Tacchi, and TT International, reporting beneficial ownership as of December 31, 2012. According to the Schedule 13G, Caxton International, in its capacity as investment adviser, has shared voting power over 8,762,849 shares and shared dispositive power over 8,762,849 shares of US Airways Group’s common stock. Each of Caxton Associates, trading adviser to Caxton International, and Mr. Law, chairman and chief executive officer of Caxton Associates, could be deemed to beneficially own 8,762,849 shares of US Airways Group’s common stock by reason of their voting and dispositive power with respect to Caxton International and each has shared voting power over 8,762,849 shares and shared dispositive power over 8,762,849 shares of US Airways Group’s common stock. Each of Mr. Tacchi, Senior General Partner of TT International, and TT International could be deemed to beneficially own 1,292,672 shares of US Airways Group’s common stock by reason of their voting and dispositive power with respect to Caxton International and 772,241 shares of US Airways Group’s common stock by reason of their voting and dispositive power with respect to certain assets of other clients of TT International and each has shared voting power over 2,064,913 shares and shared dispositive power over 2,064,913 shares of US Airways Group’s common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Other than compensation and other arrangements described under “Director Compensation,” “Executive Compensation” and as set forth below, since January 1, 2012, there was not, nor is there currently planned, any transaction or series of similar transactions to which US Airways Group was or will be a party (i) in which the amount involved exceeded or will exceed $120,000, and (ii) in which any director, nominee, executive officer, holder of more than 5% of US Airways Group’s common stock or any member of their immediate family had or will have a direct or indirect material interest.

US Airways Group has entered into indemnity agreements with US Airways Group’s officers and directors that provide, among other things, that US Airways Group will indemnify each such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings in which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of US Airways Group or its subsidiaries.

Policies and Procedures for Review and Approval of Related Person Transactions

US Airways Group believes that business decisions and actions taken by US Airways Group’s officers, directors and employees should be based on the best interests of US Airways Group, and must not be motivated by personal considerations or relationships. US Airways Group attempts to analyze all transactions in which US Airways Group participates and in which a related person may have a direct or indirect material interest, both due to the potential for a conflict of interest and to determine whether disclosure of the transaction is required under applicable SEC rules and regulations.

Related persons include any of US Airways Group’s directors or executive officers, certain of US Airways Group’s stockholders and immediate family members of any of the above persons. A conflict of interest occurs when an individual’s private interest interferes, or appears to interfere, in any way with the interests of US Airways Group. US Airways Group’s Code of Ethics requires all employees, including US Airways Group’s principal executive officer, principal financial officer and principal accounting officer, and US Airways Group’s directors, who may have a potential or apparent conflict of interest to fully disclose all the relevant facts to either a personnel supervisor, if applicable, to the Compliance Officer or to the Executive Vice President—Corporate and Government Affairs. Once a personnel supervisor, the Compliance Officer or the Executive Vice President—Corporate and Government Affairs receives notice of a conflict of interest, they will report the relevant facts to US Airways Group’s internal auditors. The internal auditors will then consult with the Audit Committee and a determination will be made as to whether the activity is permissible. The full text of US Airways Group’s Code of Ethics is available on US Airways Group’s website at www.usairways.com under the links “Company info” — “About US” — “Investor relations” — “Corporate governance.”

In addition to the reporting requirements under the Code of Ethics, each year US Airways Group’s directors and officers complete Directors’ and Officers’ Questionnaires identifying the transactions with US Airways Group in which the officer or director or their family members have an interest, if any. A list is then maintained by US Airways Group of all companies known to US Airways Group that are affiliated with a related person. Any potential transactions with such companies or other related person transactions are reviewed by US Airways Group’s Executive Vice President—Corporate and Government Affairs and brought to the attention of US Airways Group’s Audit Committee as appropriate. US Airways Group’s Audit Committee is responsible for reviewing and approving all material transactions with any related party.

DIRECTOR INDEPENDENCE

US Airways Group’s board of directors has adopted Governance Guidelines to facilitate the company’s mission and to set forth general principles and policies by which the board of directors will manage its affairs. The Governance Guidelines are reviewed annually by the Corporate Governance and Nominating Committee of the board of directors. The full text of the Governance Guidelines is posted on our website at www.usairways.com. The Governance Guidelines contain standards for determining director independence that meet or exceed the existing listing standards adopted by the SEC and the NYSE. The Governance Guidelines define an “independent” director as one who:

•

the board of directors has affirmatively determined not to have a material relationship with US Airways Group (either directly or as a partner, stockholder or officer of an organization that has a relationship with US Airways Group);

•	is not a member of US Airways Group’s management or a US Airways Group employee and has not been a member of US Airways Group’s management or a US Airways Group employee for a minimum of three years;

•	is not, and in the past three years has not been, affiliated with or employed by a present or former auditor of US Airways Group (or of an affiliate);

•

is not, and in the past three years has not been, part of an interlocking directorate in which one of US Airways Group’s executive officers serves on the compensation committee of another company that concurrently employs the director;

•	has no immediate family members meeting the descriptions set forth in the above bullets; and

•	satisfies any additional requirements for independence promulgated from time to time by the NYSE.

The Governance Guidelines also note that the board of directors will consider all other relevant facts and circumstances, including issues that may arise as a result of any director compensation (whether direct or indirect), any charitable contributions US Airways Group makes to organizations with which a director is affiliated, and any consulting arrangement between US Airways Group and a director. The Corporate Governance and Nominating Committee reports annually to the full board of directors on these matters.

Pursuant to the Governance Guidelines, the Corporate Governance and Nominating Committee and the board of directors undertake an annual review of director independence. Based on the Committee’s review in 2013, the board of directors affirmatively determined that all of US Airways Group’s directors are independent of US Airways Group and US Airways Group’s management under the standards set forth in the Governance Guidelines and under the NYSE listing standards, except for Mr. Parker, US Airways Group’s Chairman and Chief Executive Officer. All of the members of the Audit Committee, the Compensation and Human Resources Committee and the Corporate Governance and Nominating Committee are independent under the standards set forth in the Governance Guidelines and under applicable NYSE listing standards.

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees

The following table presents fees for professional services rendered by KPMG LLP for the audits of the financial statements of US Airways Group and its subsidiaries as of and for the fiscal years ended December 31, 2012 and 2011, as well as fees for other services rendered by KPMG LLP during these periods.

	Fiscal 2012	Fiscal 2011
Audit Fees	$2,190,000	$2,169,700
Audit-Related Fees	371,900	428,100
Tax Fees	34,700	22,400
All Other Fees	—	—

Total	$2,596,600	$2,620,200

Audit Fees for the fiscal years ended December 31, 2012 and 2011 were for professional services rendered for the audits of the annual financial statements included in US Airways Group’s Annual Report on Form 10-K (including fees for the audits of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002), quarterly review of the financial statements included in US Airways Group’s Quarterly Reports on Form 10-Q and services rendered in connection with SEC filings.

Audit-Related Fees for the fiscal years ended December 31, 2012 and 2011 were for statutory audits, services rendered in connection with securities offerings and other SEC filings, significant auditing work on transactions and consultations concerning financial accounting and reporting standards.

Tax Fees for the fiscal years ended December 31, 2012 and 2011 were for U.S. and international tax compliance.

There were no fees that fall into the classification of All Other Fees for the fiscal years ended December 31, 2012 and 2011.

Audit Committee Disclosure

The Audit Committee has determined that the rendering of the permitted non-audit services during the 2012 fiscal year by KPMG LLP is compatible with maintaining the independent registered accounting firm’s independence.

Policy on Audit Committee Pre-Approval

The Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the independent registered public accounting firm. The Audit Committee has adopted policies and procedures for the pre-approval of audit and non-audit services rendered by US Airways Group’s independent registered public accounting firm. The policy generally pre-approves certain specified services in the defined categories of audit services, audit-related services, tax services and permitted non-audit services up to specified amounts, and sets requirements for specific case-by-case pre-approval of discrete projects. Pre-approval may be given as part of the Audit Committee’s approval of the scope of the engagement of US Airways Group’s independent registered public accounting firm or on an individual basis. The Chair of the Audit Committee has been delegated the authority by the Audit Committee to pre-approve the engagement of the independent auditors when the entire Audit Committee is unable to do so, but any pre-approval decisions must be presented to the full Audit Committee at its next scheduled meeting. The Audit Committee has delegated the Vice President and Controller to monitor the performance of all services provided by the independent auditor and to determine whether these services are in compliance with the pre-approval policy. The Vice President and Controller is required to report the results of his monitoring to the Audit Committee on a periodic basis. The policy prohibits retention of the independent registered public accounting firm to perform prohibited non-audit functions as defined in Section 201 of the Sarbanes-Oxley Act of 2002 or the rules of the SEC, and also considers whether the proposed services are compatible with the independence of the independent registered public accounting firm. All non-audit services provided by KPMG LLP during fiscal years 2012 and 2011 were pre-approved in accordance with the pre-approval policy described above.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The exhibits listed in the Exhibit Index following the signature page are filed as part of this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrants have duly caused this Amendment No. 1 to be signed on their behalf by the undersigned, hereunto duly authorized.

US Airways Group, Inc.

Date: April 15, 2013	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer

US Airways, Inc.

Date: April 15, 2013	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of US Airways Group’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of US Airways Group’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of US Airways’ Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.4	Certification of US Airways’ Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.