Form 10-Q
period 2013-03-31
US AIRWAYS GROUP INC; US AIRWAYS INC
filed 2013-04-23
CIK 701345, 714560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

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

As of April 19, 2013, there were approximately 163,763,824 shares of US Airways Group, Inc. common stock outstanding.

As of April 19, 2013, US Airways, Inc. had 1,000 shares of common stock outstanding, all of which were held by US Airways Group, Inc.

US Airways Group, Inc.

US Airways, Inc.

Form 10-Q

Quarterly Period Ended March 31, 2013

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

Note Concerning Forward-Looking Statements

Certain of the statements contained in this report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “would,” “continue” and similar terms used in connection with statements regarding, among others, our outlook, expected fuel costs, the revenue and pricing environment, and our expected financial performance and liquidity position. These statements include, but are not limited to, statements about future financial and operating results, our plans, objectives, expectations and intentions and other statements that are not historical facts. These statements are based upon the current beliefs and expectations of management and are subject to significant risks and uncertainties that could cause our actual results and financial position to differ materially from these statements. These risks and uncertainties include, but are not limited to, those described below under Part II, Item 1A, “Risk Factors,” and the following:

•	the impact of significant operating losses in the future;

•	downturns in economic conditions that adversely affect our business;

•	the impact of the price and availability of fuel and significant disruptions in the supply of aircraft fuel;

•	competitive practices in the industry, including the impact of industry consolidation;

•	increased costs of financing, a reduction in the availability of financing and fluctuations in interest rates;

•	our high level of fixed obligations and our ability to fund general corporate requirements, obtain additional financing and respond to competitive developments;

•	any failure to comply with the liquidity covenants contained in our financing arrangements;

•	provisions in our credit card processing and other commercial agreements that may affect our liquidity;

•	the impact of union disputes, employee strikes and other labor-related disruptions;

•	our inability to maintain labor costs at competitive levels;

•	interruptions or disruptions in service at one or more of our hub airports;

•	regulatory changes affecting the allocation of slots;

•	our reliance on third-party regional operators or third-party service providers;

•

our reliance on, and costs, rights and functionality of, third-party distribution channels, including those provided by global distribution systems, conventional travel agents and online travel agents;

•	the impact of extensive government regulation;

•	the impact of heavy taxation;

•	the impact of changes to our business model;

•	the loss of key personnel or our ability to attract and retain qualified personnel;

•	the impact of conflicts overseas or terrorist attacks, and the impact of ongoing security concerns;

•	our ability to operate and grow our route network;

•	the impact of environmental regulation;

•	our reliance on technology and automated systems and the impact of any failure or disruption of, or delay in, these technologies or systems;

•	costs of ongoing data security compliance requirements and the impact of any significant data security breach;

•	the impact of any accident involving our aircraft or the aircraft of our regional operators;

•	delays in scheduled aircraft deliveries or other loss of anticipated fleet capacity;

•	our dependence on a limited number of suppliers for aircraft, aircraft engines and parts;

•	the impact of changing economic and other conditions and the seasonality of our business;

•	the impact of possible future increases in insurance costs or reductions in available insurance coverage;

•	the impact of global events that affect travel behavior, such as an outbreak of a contagious disease;

•	the impact of foreign currency exchange rate fluctuations;

•	our ability to use net operating losses (“NOLs”) and certain other tax attributes;

•	risks relating to our anticipated merger with AMR Corporation (“AMR”);

•	risks relating to our common stock, market factors affecting the price of our common stock, and the rights of stockholders; and

•	other risks and uncertainties listed from time to time in our reports to and filings with the Securities and Exchange Commission.

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

Recent Developments

Merger Agreement with AMR Corporation

On February 13, 2013, AMR Corporation, a Delaware corporation (“AMR”), US Airways Group, and AMR Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of AMR (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), providing for a business combination of AMR and US Airways Group. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into US Airways Group (the “Merger”), with US Airways Group as the surviving corporation and as a wholly owned subsidiary of AMR. The Merger Agreement and the transactions contemplated thereby, including the Merger, are subject to the approval of the Bankruptcy Court (as defined below), and are to be effected pursuant to a plan of reorganization (the “Plan”) of AMR and certain of its direct and indirect domestic subsidiaries (the “Debtors”) in connection with their currently pending cases under Chapter 11 of Title 11 of U.S. Code, 11 U.S.C. Sections 101 et seq. (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Plan is subject to confirmation and consummation in accordance with the requirements of the Bankruptcy Code.

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

The foregoing description of the Merger Agreement is not a complete description of all of the parties’ rights and obligations under the Merger Agreement and is qualified in its entirety by reference to the Merger Agreement, which is filed as Exhibit 2.1 to the 2012 Form 10-K and is incorporated herein by reference. The representations, warranties and covenants contained in the Merger Agreement were made only for purposes of that agreement and as of specific dates; were solely for the benefit of the parties to the Merger Agreement; may be subject to limitations agreed upon by the parties, including being qualified by confidential disclosures made by each contracting party to the other for the purposes of allocating contractual risk between them that differ from those applicable to investors. Investors should not rely on the representations, warranties and covenants or any description thereof as characterizations of the actual state of facts or condition of AMR, US Airways Group or any of their respective subsidiaries, affiliates or businesses. Moreover, information concerning the subject matter of the representations, warranties and covenants may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in public disclosures by AMR or US Airways Group. Accordingly, investors should read the representations and warranties in the Merger Agreement not in isolation but only in conjunction with the other information about AMR or US Airways Group and their respective subsidiaries that the respective companies include in reports, statements and other filings they make with the SEC.

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

US Airways Group stockholders with ownership positions near or above the 4.9% threshold specified in the tax benefit preservation plan are urged to review its terms carefully. The foregoing description of the tax benefit preservation plan is not a complete description of all of the parties’ rights and obligations under the plan and is qualified in its entirety by reference to the Tax Benefit Preservation Plan which is filed as Exhibit 4.10 to the 2012 Form 10-K.

Additional Information and Where to Find It

This Form 10-Q does not constitute an offer to sell or the solicitation of an offer to buy any securities or a solicitation of any vote or approval. The proposed merger transaction between AMR and US Airways Group will be submitted to the stockholders of US Airways Group for their consideration. AMR has filed with the Securities and Exchange Commission (“SEC”) a registration statement on Form S-4, which includes a preliminary proxy statement of US Airways Group that also constitutes a prospectus of AMR. US Airways Group expects to file with the SEC a definitive proxy statement on Schedule 14A, and AMR and US Airways Group also plan to file other documents with the SEC regarding the proposed transaction. INVESTORS AND SECURITY HOLDERS OF US AIRWAYS GROUP ARE URGED TO READ THE PRELIMINARY PROXY STATEMENT/PROSPECTUS AND OTHER RELEVANT DOCUMENTS THAT WILL BE FILED WITH THE SEC (INCLUDING THE DEFINITIVE PROXY STATEMENT/PROSPECTUS) CAREFULLY AND IN THEIR ENTIRETY WHEN THEY BECOME AVAILABLE BECAUSE THEY CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED TRANSACTION. Investors and security holders may obtain free copies of the preliminary proxy statement/prospectus and other documents containing important information about AMR and US Airways Group (including the definitive proxy statement/prospectus), once such documents are filed with the SEC, through the website maintained by the SEC at http://www.sec.gov. Copies of the documents filed with the SEC by US Airways Group, when and if available, can be obtained free of charge on US Airways Group’s website at www.usairways.com or by directing a written request to US Airways Group, Inc., 111 West Rio Salado Parkway, Tempe, Arizona 85281, Attention: Vice President, Legal Affairs. Copies of the documents filed with the SEC by AMR, when and if available, can be obtained free of charge on AMR’s website at www.aa.com or by directing a written request to AMR Corporation, P.O. Box 619616, MD 5675, Dallas/Fort Worth International Airport, Texas 75261-9616, Attention: Investor Relations or by emailing investor.relations@aa.com.

US Airways Group, AMR and certain of their respective directors, executive officers and certain members of management may be deemed to be participants in the solicitation of proxies from the stockholders of US Airways Group in connection with the proposed transaction. Information about the directors and executive officers of US Airways Group is set forth in its Annual Report on Form 10-K/A, which was filed with the SEC on April 16, 2013, and the preliminary proxy statement/prospectus related to the proposed transaction, which was filed with the SEC on April 15, 2013. Information about the directors and executive officers of AMR is set forth in its Annual Report on Form 10-K/A, which was filed with the SEC on April 16, 2013, and the preliminary proxy statement/prospectus related to the proposed transaction, which was filed with the SEC on April 15, 2013. These documents can be obtained free of charge from the sources indicated above. Other information regarding the participants in the proxy solicitation may also be included in the definitive proxy statement/prospectus and other relevant materials when and if filed with the SEC in connection with the proposed transaction.

Information regarding US Airways Group and US Airways contained in this Form 10-Q is provided for the quarter ended March 31, 2013. Except as otherwise expressly noted herein, the information contained herein assumes that the Merger has not been consummated and does not describe or discuss the potential impact of the proposed Merger on US Airways Group, US Airways, their respective consolidated subsidiaries or their business, operations, financial performance, or future prospects. Any such information will be contained only in the proxy and/or registration statement that may be filed with the SEC and, if so, may be obtained as described above. Readers are cautioned to read such documents carefully if and when they are filed.

Part I. Financial Information

This combined Quarterly Report on Form 10-Q is filed by US Airways Group and US Airways and includes the condensed consolidated financial statements of each company in Item 1A and Item 1B, respectively.

Item 1A. Condensed Consolidated Financial Statements of US Airways Group, Inc.

US Airways Group, Inc.

Condensed Consolidated Statements of Operations

(In millions, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating revenues:
Mainline passenger	$2,197	$2,117
Express passenger	758	764
Cargo	41	40
Other	384	345

Total operating revenues	3,380	3,266
Operating expenses:
Aircraft fuel and related taxes	861	859
Salaries and related costs	636	606
Express expenses	795	802
Aircraft rent	154	162
Aircraft maintenance	166	163
Other rent and landing fees	143	140
Selling expenses	113	111
Special items, net	39	3
Depreciation and amortization	67	61
Other	303	300

Total operating expenses	3,277	3,207

Operating income	103	59
Nonoperating income (expense):
Interest income	—	—
Interest expense, net	(84)	(82)
Other, net	25	71

Total nonoperating expense, net	(59)	(11)

Income before income taxes	44	48
Income tax provision	—	—

Net income	$44	$48

Earnings per common share:
Basic earnings per common share	$0.27	$0.30
Diluted earnings per common share	$0.26	$0.28
Shares used for computation (in thousands):
Basic	162,902	162,130
Diluted	206,748	201,814

See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$44	$48
Total other comprehensive income	—	—

Total comprehensive income	$44	$48

See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.

Condensed Consolidated Balance Sheets

(In millions, except share and per share amounts)

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$2,428	$2,276
Investments in marketable securities	100	100
Accounts receivable, net	490	298
Materials and supplies, net	335	300
Prepaid expenses and other	715	608

Total current assets	4,068	3,582
Property and equipment
Flight equipment	5,453	5,188
Ground property and equipment	1,032	1,005
Less accumulated depreciation and amortization	(1,795)	(1,733)

	4,690	4,460
Equipment purchase deposits	269	244

Total property and equipment	4,959	4,704
Other assets
Other intangibles, net of accumulated amortization of $164 million and $158 million, respectively	534	539
Restricted cash	352	336
Other assets	234	235

Total other assets	1,120	1,110

Total assets	$10,147	$9,396

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of debt and capital leases	$1,616	$417
Accounts payable	389	366
Air traffic liability	1,537	1,054
Accrued compensation and vacation	198	258
Accrued taxes	267	181
Other accrued expenses	1,095	1,027

Total current liabilities	5,102	3,303
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	3,278	4,376
Deferred gains and credits, net	281	290
Postretirement benefits other than pensions	172	172
Employee benefit liabilities and other	473	465

Total noncurrent liabilities and deferred credits	4,204	5,303
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value; 400,000,000 shares authorized, 163,231,675 shares issued and outstanding at March 31, 2013; 162,502,692 shares issued and outstanding at December 31, 2012	2	2
Additional paid-in capital	2,141	2,134
Accumulated other comprehensive loss	(7)	(7)
Accumulated deficit	(1,295)	(1,339)

Total stockholders’ equity	841	790

Total liabilities and stockholders’ equity	$10,147	$9,396

See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net cash provided by operating activities	$405	$417
Cash flows from investing activities:
Purchases of property and equipment	(291)	(87)
Decrease (increase) in long-term restricted cash	(16)	18

Net cash used in investing activities	(307)	(69)
Cash flows from financing activities:
Repayments of debt and capital lease obligations	(134)	(115)
Proceeds from issuance of debt	183	—
Proceeds from issuance of common stock, net	3	—
Deferred financing costs	(3)	—
Airport construction obligation	5	10

Net cash provided by (used in) financing activities	54	(105)

Net increase in cash and cash equivalents	152	243
Cash and cash equivalents at beginning of period	2,276	1,947

Cash and cash equivalents at end of period	$2,428	$2,190

Non-cash investing and financing activities:
Interest payable converted to debt	$3	$6
Note payables issued for aircraft purchases	35	—
Supplemental information:
Interest paid, net of amounts capitalized	$39	$45
Income taxes paid	1	—

See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of US Airways Group, Inc. (“US Airways Group” or the “Company”) should be read in conjunction with the consolidated financial statements contained in US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2012. The accompanying unaudited condensed consolidated financial statements include the accounts of US Airways Group and its wholly owned subsidiaries. Wholly owned subsidiaries include US Airways, Inc. (“US Airways”), Piedmont Airlines, Inc. (“Piedmont”), PSA Airlines, Inc. (“PSA”), Material Services Company, Inc. (“MSC”) and Airways Assurance Limited (“AAL”). All significant intercompany accounts and transactions have been eliminated.

Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The most significant areas of judgment relate to passenger revenue recognition, impairment of long-lived and intangible assets, the frequent traveler program and the deferred tax asset valuation allowance. The Company’s accumulated other comprehensive loss balances at March 31, 2013 and December 31, 2012 related to pension and other postretirement benefits.

2. Merger Agreement

On February 14, 2013, US Airways Group announced its intention to merge with AMR, the parent company of American Airlines, Inc. Under the terms of the Merger Agreement, US Airways Group will become a wholly owned subsidiary of AMR and the merged company will be operated under the single brand name of American Airlines. The Merger is to be effected pursuant to a plan of reorganization in AMR’s currently pending cases under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Merger is conditioned on, among other things, the approval by the Bankruptcy Court, regulatory approvals, approval by US Airways Group shareholders, other customary closing conditions, and confirmation and consummation of the plan of reorganization.

3. Special Items, Net

Special items, net as shown on the condensed consolidated statements of operations included the following charges for the three months ended March 31, 2013 and 2012 (in millions):

	Three Months Ended March 31,
	2013	2012
Special items, net (a)	$39	$3

(a)	The 2013 first quarter consisted primarily of merger related costs and charges related to the ratification of the US Airways flight attendant collective bargaining agreement.

In addition, other nonoperating, net in the first quarter of 2013 included a $30 million special credit in connection with an award received in an arbitration related to previous investments in auction rate securities.

Other nonoperating, net in the first quarter of 2012 included a $73 million special gain related to the slot transaction with Delta Air Lines, Inc. (“Delta”). In December 2011, US Airways closed a slot transaction with Delta in which Delta agreed to acquire 132 slot pairs at LaGuardia from US Airways and US Airways agreed to acquire from Delta 42 slot pairs at Washington National and the rights to operate additional daily service to Sao Paulo, Brazil in 2015, and Delta agreed to pay US Airways $66.5 million in cash. The fair value of the LaGuardia slots transferred to Delta in exchange for the Washington National slots and related cash payment was $223 million, which resulted in a gain of $142 million. Due to the DOT restrictions preventing operating use of the LaGuardia slots acquired by Delta, the gain was fully deferred until the DOT restrictions lapsed in 2012. During the three months ended March 31, 2012, the Company recognized $73 million of the gain. The remaining gain, which approximated $69 million, was recognized in the third quarter of 2012.

4. Earnings Per Common Share

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

	Three Months Ended
	March 31, 2013	March 31, 2012
Basic EPS:
Net income	$44	$48

Weighted average common shares outstanding (in thousands)	162,902	162,130

Basic EPS	$0.27	$0.30

Diluted EPS:
Net income	$44	$48
Interest expense on 7.25% convertible senior notes	9	8

Net income for purposes of computing diluted EPS	$53	$56

Share computation for diluted EPS (in thousands):
Weighted average common shares outstanding	162,902	162,130
Dilutive effect of stock awards	6,100	1,938
Assumed conversion of 7.25% convertible senior notes	37,746	37,746

Weighted average common shares outstanding as adjusted	206,748	201,814

Diluted EPS	$0.26	$0.28

The following were excluded from the computation of diluted EPS because inclusion of shares would be antidilutive (in thousands):

Stock options, SARs and RSUs	473	1,544
7% senior convertible notes	199	199

5. Debt

The following table details the Company’s debt (in millions). Variable interest rates listed are the rates as of March 31, 2013.

	March 31, 2013	December 31, 2012
Secured
Citicorp North America loan, variable interest rate of 2.70%, installments due through 2014	$1,104	$1,120
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.60% to 10.30%, maturing from 2013 to 2029	1,659	1,708
Aircraft enhanced equipment trust certificates (“EETCs”), fixed interest rates ranging from 5.90% to 11%, maturing from 2014 to 2024	1,747	1,598
Other secured obligations, fixed interest rate of 8%, maturing from 2018 to 2021	26	27

	4,536	4,453
Unsecured
Barclays prepaid miles, variable interest rate of 4.95%, interest only payments	200	200
Airbus advance, repayments through 2018	87	83
7.25% convertible senior notes, interest only payments until due in 2014	172	172
7% senior convertible notes, interest only payments until due in 2020	5	5
Industrial development bonds, fixed interest rate of 6.30%, interest only payments until due in 2023	29	29

	493	489

Total long-term debt and capital lease obligations	5,029	4,942
Less: Total unamortized discount on debt	(135)	(149)
Current maturities	(1,616)	(417)

Long-term debt and capital lease obligations, net of current maturities	$3,278	$4,376

The Company was in compliance with the covenants in its debt agreements at March 31, 2013.

The Company’s Citicorp North America loan becomes due on March 23, 2014 and, accordingly, the $1.10 billion balance is classified as current maturities of debt and capital leases on the condensed consolidated balance sheet as of March 31, 2013. The Company intends to refinance this debt prior to its maturity.

Aircraft Financing Transactions

In the first quarter of 2013, US Airways issued $183 million of equipment notes in three series under its 2012-1 EETCs completed in May 2012: Series A equipment notes in the amount of $111 million bearing interest at 5.90% per annum, Series B equipment notes in the amount of $37 million bearing interest at 8% per annum and Series C equipment notes in the amount of $35 million bearing interest at 9.125% per annum. The equipment notes are secured by liens on aircraft.

In the third quarter of 2012, US Airways entered into an agreement to acquire five Embraer 190 aircraft from Republic Airline, Inc. (“Republic”). US Airways took delivery of three aircraft in 2012 and the remaining two aircraft in the first quarter of 2013. In connection with this agreement, US Airways assumed the outstanding debt on these aircraft upon delivery and Republic was released from its obligations associated with the principal due under the debt.

Fair Value of Debt

The carrying value and estimated fair value of the Company’s long-term debt was (in millions):

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$4,894	$5,259	$4,793	$5,021

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

6. Income Taxes

At December 31, 2012, the Company had approximately $1.50 billion of gross net operating losses (“NOLs”) to reduce future federal taxable income. To the extent profitable, all of the Company’s NOLs are expected to be available to reduce federal taxable income in the calendar year 2013. The NOLs expire during the years 2025 through 2031. The Company’s net deferred tax assets, which include the NOLs, are subject to a full valuation allowance. The Company also had approximately $69 million of tax-effected state NOLs at December 31, 2012. At December 31, 2012, the federal and state valuation allowances were $118 million and $42 million, respectively, which included $32 million allocated primarily to certain federal capital loss carryforwards.

For each of the three months ended March 31, 2013 and 2012, the Company utilized NOLs to reduce its income tax obligation. Utilization of NOLs reduces the Company’s deferred tax asset and in turn results in the release of its valuation allowance which offsets the Company’s tax provision dollar for dollar. Accordingly, the Company did not record federal income tax expense and recorded a nominal amount of state income tax expense related to certain states where NOLs were limited or unavailable to be used.

When profitable, the Company is ordinarily subject to Alternative Minimum Tax (“AMT”). However as the result of a special tax election made in 2009, the Company was able to utilize AMT NOLs to fully offset its AMT taxable income for each of the three months ended March 31, 2013 and 2012.

7. Express Expenses

Expenses associated with the Company’s wholly owned regional airlines and affiliate regional airlines operating as US Airways Express are classified as express expenses on the condensed consolidated statements of operations. Express expenses consist of the following (in millions):

	Three Months Ended March 31,
	2013	2012
Aircraft fuel and related taxes	$271	$277
Salaries and related costs	77	73
Capacity purchases	270	277
Aircraft rent	13	13
Aircraft maintenance	27	32
Other rent and landing fees	32	34
Selling expenses	40	40
Special items, net	2	—
Depreciation and amortization	8	7
Other expenses	55	49

Express expenses	$795	$802

8. Legal Proceedings

The Company is party to an arbitration proceeding relating to a grievance brought by its pilots union to the effect that, annually since May 2010, this work group was entitled to an increase in wages by operation of the applicable collective bargaining agreement. The arbitrator has issued a decision in the Company’s favor, and a subsequent meeting requested by the union has been held with the arbitrator to address that decision. The Company believes that the union’s position is without merit and that the possibility of an adverse outcome is remote.

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

On March 1, 2013, a putative class action lawsuit captioned Plumbers & Steamfitters Local Union No. 248 Pension Fund v. US Airways Group, Inc., et al., No. CV2013-051605 was filed in the Superior Court of the State of Arizona in Maricopa County. The complaint names as defendants US Airways Group and the members of its board of directors, and alleges that the directors breached their fiduciary duties in connection with the AMR Merger by failing to maximize the value of US Airways Group and ignoring or failing to protect against conflicts of interest, and that US Airways Group aided and abetted those breaches of fiduciary duty. The complaint seeks a declaration that the Merger Agreement is unenforceable, an injunction against the Merger, or rescission in the event it has been consummated, imposition of a constructive trust, an award of fees and costs, including attorneys’ and experts’ fees, and other relief. The Company believes this lawsuit is without merit and intends to vigorously defend against the allegations.

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

9. Subsequent Event

In April 2013, US Airways announced an offering of Series 2013-1 Class A and Class B EETCs. The 2013-1 EETCs are expected to be issued on April 24, 2013, subject to customary closing conditions. US Airways intends to use the proceeds from the offering to finance the purchase of 18 Airbus aircraft scheduled to be delivered from September 2013 to June 2014, with the balance, if any, to be used for general corporate purposes. The Class A EETCs are expected to issue an aggregate face amount of equipment notes of approximately $620 million, bearing interest at 3.95% per annum with a final expected distribution date of November 2025. The Class B EETCs are expected to issue an aggregate face amount of equipment notes of approximately $200 million, bearing interest at 5.375% per annum with a final expected distribution date of November 2021.

Item 1B. Condensed Financial Statements of US Airways, Inc.

US Airways, Inc.

Condensed Statements of Operations

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating revenues:
Mainline passenger	$2,197	$2,117
Express passenger	758	764
Cargo	41	40
Other	422	383

Total operating revenues	3,418	3,304
Operating expenses:
Aircraft fuel and related taxes	861	859
Salaries and related costs	636	606
Express expenses	822	830
Aircraft rent	154	162
Aircraft maintenance	166	163
Other rent and landing fees	143	140
Selling expenses	113	111
Special items, net	39	3
Depreciation and amortization	69	63
Other	313	311

Total operating expenses	3,316	3,248

Operating income	102	56
Nonoperating income (expense):
Interest income	—	—
Interest expense, net	(58)	(57)
Other, net	25	72

Total nonoperating income (expense), net	(33)	15

Income before income taxes	69	71
Income tax provision	—	—

Net income	$69	$71

See accompanying notes to the condensed financial statements.

US Airways, Inc.

Condensed Statements of Comprehensive Income

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$69	$71
Total other comprehensive income	—	—

Total comprehensive income	$69	$71

See accompanying notes to the condensed financial statements.

US Airways, Inc.

Condensed Balance Sheets

(In millions, except share and per share amounts)

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$2,425	$2,271
Investments in marketable securities	100	100
Accounts receivable, net	488	297
Materials and supplies, net	299	247
Prepaid expenses and other	708	601

Total current assets	4,020	3,516
Property and equipment
Flight equipment	5,301	5,035
Ground property and equipment	992	968
Less accumulated depreciation and amortization	(1,708)	(1,648)

	4,585	4,355
Equipment purchase deposits	269	244

Total property and equipment	4,854	4,599
Other assets
Other intangibles, net of accumulated amortization of $152 million and $146 million, respectively	505	510
Restricted cash	352	336
Other assets	224	223

Total other assets	1,081	1,069

Total assets	$9,955	$9,184

LIABILITIES & STOCKHOLDER’S EQUITY
Current liabilities
Current maturities of debt and capital leases	$487	$401
Accounts payable	362	331
Payables to related parties, net	513	521
Air traffic liability	1,537	1,054
Accrued compensation and vacation	186	246
Accrued taxes	269	183
Other accrued expenses	1,057	995

Total current liabilities	4,411	3,731
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	2,972	2,952
Deferred gains and credits, net	242	247
Postretirement benefits other than pensions	170	170
Employee benefit liabilities and other	436	429

Total noncurrent liabilities and deferred credits	3,820	3,798
Commitments and contingencies
Stockholder’s equity
Common stock, $1 par value, 1,000 shares issued and outstanding	—	—
Additional paid-in capital	2,445	2,445
Accumulated other comprehensive income	13	13
Accumulated deficit	(734)	(803)

Total stockholder’s equity	1,724	1,655

Total liabilities and stockholder’s equity	$9,955	$9,184

See accompanying notes to the condensed financial statements.

US Airways, Inc.

Condensed Statements of Cash Flows

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net cash provided by operating activities	$390	$402
Cash flows from investing activities:
Purchases of property and equipment	(287)	(84)
Decrease (increase) in long-term restricted cash	(16)	18

Net cash used in investing activities	(303)	(66)
Cash flows from financing activities:
Repayments of debt and capital lease obligations	(118)	(99)
Proceeds from issuance of debt	183	—
Deferred financing costs	(3)	—
Airport construction obligation	5	10

Net cash provided by (used in) financing activities	67	(89)

Net increase in cash and cash equivalents	154	247
Cash and cash equivalents at beginning of period	2,271	1,940

Cash and cash equivalents at end of period	$2,425	$2,187

Non-cash investing and financing activities:
Interest payable converted to debt	$3	$6
Note payables issued for aircraft purchases	35	—
Supplemental information:
Interest paid, net of amounts capitalized	$30	$35
Income taxes paid	—	—

See accompanying notes to the condensed financial statements.

US Airways, Inc.

Notes to Condensed Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed financial statements of US Airways, Inc. (“US Airways”) should be read in conjunction with the consolidated financial statements contained in US Airways’ Annual Report on Form 10-K for the year ended December 31, 2012. US Airways is a wholly owned subsidiary of US Airways Group, Inc. (“US Airways Group”).

Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited condensed financial statements for the interim periods presented. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The most significant areas of judgment relate to passenger revenue recognition, impairment of long-lived and intangible assets, the frequent traveler program and the deferred tax asset valuation allowance. US Airways’ accumulated other comprehensive income balances at March 31, 2013 and December 31, 2012 related to other postretirement benefits.

2. Merger Agreement

On February 14, 2013, US Airways Group announced its intention to merge with AMR, the parent company of American Airlines, Inc. Under the terms of the Merger Agreement, US Airways Group will become a wholly owned subsidiary of AMR and the merged company will be operated under the single brand name of American Airlines. The Merger is to be effected pursuant to a plan of reorganization in AMR’s currently pending cases under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Merger is conditioned on, among other things, the approval by the Bankruptcy Court, regulatory approvals, approval by US Airways Group shareholders, other customary closing conditions, and confirmation and consummation of the plan of reorganization.

3. Special Items, Net

Special items, net as shown on the condensed statements of operations included the following charges for the three months ended March 31, 2013 and 2012 (in millions):

	Three Months Ended March 31,
	2013	2012
Special items, net (a)	$39	$3

(a)	The 2013 first quarter consisted primarily of merger related costs and charges related to the ratification of the US Airways flight attendant collective bargaining agreement.

In addition, other nonoperating, net in the first quarter of 2013 included a $30 million special credit in connection with an award received in an arbitration related to previous investments in auction rate securities.

Other nonoperating, net in the first quarter of 2012 included a $73 million special gain related to the slot transaction with Delta Air Lines, Inc. (“Delta”). In December 2011, US Airways closed a slot transaction with Delta in which Delta agreed to acquire 132 slot pairs at LaGuardia from US Airways and US Airways agreed to acquire from Delta 42 slot pairs at Washington National and the rights to operate additional daily service to Sao Paulo, Brazil in 2015, and Delta agreed to pay US Airways $66.5 million in cash. The fair value of the LaGuardia slots transferred to Delta in exchange for the Washington National slots and related cash payment was $223 million, which resulted in a gain of $142 million. Due to the DOT restrictions preventing operating use of the LaGuardia slots acquired by Delta, the gain was fully deferred until the DOT restrictions lapsed in 2012. During the three months ended March 31, 2012, US Airways recognized $73 million of the gain. The remaining gain, which approximated $69 million, was recognized in the third quarter of 2012.

4. Debt

The following table details US Airways’ debt (in millions). Variable interest rates listed are the rates as of March 31, 2013.

	March 31, 2013	December 31, 2012
Secured
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.60% to 10.30%, maturing from 2013 to 2022	$1,629	$1,678
Aircraft enhanced equipment trust certificates (“EETCs”), fixed interest rates ranging from 5.90% to 11%, maturing from 2014 to 2024	1,747	1,598
Other secured obligations, fixed interest rate of 8%, maturing from 2018 to 2021	26	27

	3,402	3,303
Unsecured
Airbus advance, repayments through 2018	87	83
Industrial development bonds, fixed interest rate of 6.30%, interest only payments until due in 2023	29	29

	116	112

Total long-term debt and capital lease obligations	3,518	3,415
Less: Total unamortized discount on debt	(59)	(62)
Current maturities	(487)	(401)

Long-term debt and capital lease obligations, net of current maturities	$2,972	$2,952

US Airways was in compliance with the covenants in its debt agreements at March 31, 2013.

Aircraft Financing Transactions

In the first quarter of 2013, US Airways issued $183 million of equipment notes in three series under its 2012-1 EETCs completed in May 2012: Series A equipment notes in the amount of $111 million bearing interest at 5.90% per annum, Series B equipment notes in the amount of $37 million bearing interest at 8% per annum and Series C equipment notes in the amount of $35 million bearing interest at 9.125% per annum. The equipment notes are secured by liens on aircraft.

In the third quarter of 2012, US Airways entered into an agreement to acquire five Embraer 190 aircraft from Republic Airline, Inc. (“Republic”). US Airways took delivery of three aircraft in 2012 and the remaining two aircraft in the first quarter of 2013. In connection with this agreement, US Airways assumed the outstanding debt on these aircraft upon delivery and Republic was released from its obligations associated with the principal due under the debt.

Fair Value of Debt

The carrying value and estimated fair value of US Airways’ long-term debt was (in millions):

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$3,459	$3,499	$3,353	$3,304

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

5. Related Party Transactions

The following represents the net payable balances to related parties (in millions):

	March 31, 2013	December 31, 2012
US Airways Group	$434	$453
US Airways Group’s wholly owned subsidiaries	79	68

	$513	$521

US Airways Group has the ability to move funds freely between its operating subsidiaries to support operations. These transfers are recognized as intercompany transactions.

The net payable to US Airways Group’s wholly owned subsidiaries consists of amounts due under regional capacity agreements with the other airline subsidiaries and fuel purchase arrangements with a non-airline subsidiary.

6. Income Taxes

US Airways is part of the US Airways Group consolidated income tax return.

At December 31, 2012, US Airways had approximately $1.44 billion of gross net operating losses (“NOLs”) to reduce future federal taxable income. To the extent profitable, all of US Airways’ NOLs are expected to be available to reduce federal taxable income in the calendar year 2013. The NOLs expire during the years 2025 through 2031. US Airways’ net deferred tax assets, which include the NOLs, are subject to a full valuation allowance. US Airways also had approximately $67 million of tax-effected state NOLs at December 31, 2012. At December 31, 2012, the federal and state valuation allowances were $126 million and $42 million, respectively, which included $32 million allocated primarily to certain federal capital loss carryforwards.

For each of the three months ended March 31, 2013 and 2012, US Airways utilized NOLs to reduce its income tax obligation. Utilization of NOLs reduces US Airways’ deferred tax asset and in turn results in the release of its valuation allowance which offsets US Airways’ tax provision dollar for dollar. Accordingly, US Airways did not record federal income tax expense and recorded a nominal amount of state income tax expense related to certain states where NOLs were limited or unavailable to be used.

When profitable, US Airways is ordinarily subject to Alternative Minimum Tax (“AMT”). However as the result of a special tax election made in 2009, US Airways was able to utilize AMT NOLs to fully offset its AMT taxable income for each of the three months ended March 31, 2013 and 2012.

7. Express Expenses

Expenses associated with affiliate regional airlines operating as US Airways Express are classified as express expenses on the condensed statements of operations. Express expenses consist of the following (in millions):

	Three Months Ended March 31,
	2013	2012
Aircraft fuel and related taxes	$271	$277
Salaries and related costs	8	6
Capacity purchases	450	455
Other rent and landing fees	27	28
Selling expenses	40	40
Depreciation and amortization	2	2
Other expenses	24	22

Express expenses	$822	$830

8. Legal Proceedings

US Airways is party to an arbitration proceeding relating to a grievance brought by its pilots union to the effect that, annually since May 2010, this work group was entitled to an increase in wages by operation of the applicable collective bargaining agreement. The arbitrator has issued a decision in US Airways’ favor, and a subsequent meeting requested by the union has been held with the arbitrator to address that decision. US Airways believes that the union’s position is without merit and that the possibility of an adverse outcome is remote.

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

On March 1, 2013, a putative class action lawsuit captioned Plumbers & Steamfitters Local Union No. 248 Pension Fund v. US Airways Group, Inc., et al., No. CV2013-051605 was filed in the Superior Court of the State of Arizona in Maricopa County. The complaint names as defendants US Airways Group and the members of its board of directors, and alleges that the directors breached their fiduciary duties in connection with the AMR Merger by failing to maximize the value of US Airways Group and ignoring or failing to protect against conflicts of interest, and that US Airways Group aided and abetted those breaches of fiduciary duty. The complaint seeks a declaration that the Merger Agreement is unenforceable, an injunction against the Merger, or rescission in the event it has been consummated, imposition of a constructive trust, an award of fees and costs, including attorneys’ and experts’ fees, and other relief. US Airways Group believes this lawsuit is without merit and intends to vigorously defend against the allegations.

US Airways is a defendant in various other pending lawsuits and proceedings, and from time to time is subject to other claims arising in the normal course of its business, many of which are covered in whole or in part by insurance. The outcome of those matters cannot be predicted with certainty at this time, but US Airways, having consulted with outside counsel, believes that the ultimate disposition of these contingencies will not materially affect its financial position or results of operations.

9. Subsequent Event

In April 2013, US Airways announced an offering of Series 2013-1 Class A and Class B EETCs. The 2013-1 EETCs are expected to be issued on April 24, 2013, subject to customary closing conditions. US Airways intends to use the proceeds from the offering to finance the purchase of 18 Airbus aircraft scheduled to be delivered from September 2013 to June 2014, with the balance, if any, to be used for general corporate purposes. The Class A EETCs are expected to issue an aggregate face amount of equipment notes of approximately $620 million, bearing interest at 3.95% per annum with a final expected distribution date of November 2025. The Class B EETCs are expected to issue an aggregate face amount of equipment notes of approximately $200 million, bearing interest at 5.375% per annum with a final expected distribution date of November 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of US Airways Group, Inc.’s and US Airways, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”). The information contained herein is not a comprehensive discussion and analysis of the financial condition and results of operations of the Company, but rather updates disclosures made in the 2012 Form 10-K.

Background

US Airways Group is a holding company whose primary business activity is the operation of a major network air carrier through its wholly owned subsidiaries US Airways, Piedmont Airlines, Inc. (“Piedmont”), PSA Airlines, Inc. (“PSA”), Material Services Company, Inc. (“MSC”) and Airways Assurance Limited (“AAL”).

We operate the fifth largest airline in the United States as measured by domestic revenue passenger miles (“RPMs”) and available seat miles (“ASMs”). We have hubs in Charlotte, Philadelphia, Phoenix and Washington, D.C. at Ronald Reagan Washington National Airport. We offer scheduled passenger service on more than 3,100 flights daily to 198 communities in the United States, Canada, Mexico, Europe, the Middle East, the Caribbean, and Central and South America. We also have an established East Coast route network, including the US Airways Shuttle service. For the three months ended March 31, 2013, we had approximately 14 million passengers boarding our mainline flights. As of March 31, 2013, we operated 346 mainline jets and were supported by our regional airline subsidiaries and affiliates operating as US Airways Express under capacity purchase agreements, which operated 238 regional jets and 44 turboprops. Our prorate carriers operated four regional jets at March 31, 2013.

Merger Agreement with AMR Corporation

In February 2013, US Airways Group announced its intention to merge with AMR, the parent company of American Airlines, Inc. Under the terms of the Merger Agreement, US Airways Group will become a wholly owned subsidiary of AMR and the merged company will be operated under the single brand name of American Airlines. The Merger is to be effected pursuant to a plan of reorganization in AMR’s currently pending cases under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Merger is conditioned on the approval by the Bankruptcy Court, regulatory approvals, approval by US Airways Group shareholders, other customary closing conditions, and confirmation and consummation of the plan of reorganization. See “Recent Developments” on page 4 of this report for more information on the Merger.

The U.S. Airline Industry

During the first quarter of 2013, the U.S. airline industry experienced modest year-over-year growth in passenger revenues driven by ongoing industry capacity discipline and consumer demand for air travel.

In its most recent data available, Airlines for America, the trade association for U.S. airlines, reported the following changes in U.S. industry passenger revenues and yields. Year-over-year growth rates were lower in the first quarter of 2013 as compared to 2012 due primarily to more difficult year-over-year comparisons.

2013 vs. 2012	January	February	March
Passenger Revenues	3.5%	(0.4)%	2.5%
Yields	1.6%	0.8%	0.8%

2012 vs. 2011	January	February	March
Passenger Revenues	8.6%	10.9%	7.2%
Yields	9.0%	5.7%	5.2%

Jet fuel prices continue to follow the price of Brent crude oil more closely than the price of West Texas Intermediate crude oil. On average, fuel costs were down slightly in the first quarter of 2013. The average daily spot price for Brent crude oil during the first quarter of 2013 was $112 per barrel as compared to an average daily spot price of $119 per barrel during the first quarter of 2012. On a daily basis, Brent crude oil prices fluctuated between a high in February of $119 per barrel to a low of $106 per barrel in March and closed the quarter at $108 per barrel on March 28, 2013.

While the U.S. airline industry is currently experiencing moderating fuel prices as described above, uncertainty exists regarding the driving economic conditions. See Part II, Item 1A, Risk Factors – “Downturns in economic conditions adversely affect our business” and “Our business is dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices and significant disruptions in the supply of aircraft fuel could have a significant negative impact on our operating results and liquidity.”

US Airways Group

Led by record operating revenues, we realized operating income of $103 million and net income of $44 million in the first quarter of 2013. This compares to operating income of $59 million and net income of $48 million in the first quarter of 2012. Our first quarter 2013 net income included net special charges of $11 million, while the first quarter of 2012 included $70 million of net special credits. Excluding the effects of net special items, we recognized net income of $55 million which was our largest first quarter profit in our Company’s history. This compares to a net loss excluding special items of $22 million in the first quarter of 2012. See “US Airways Group’s Results of Operations” included in Part I, Item 2 of this report for more information on net special items.

Revenue

In the first quarter of 2013, we reported operating revenues of $3.38 billion, our highest first quarter operating revenues in our Company’s history. Mainline and express passenger revenues increased $74 million, or 2.6%, as compared to the 2012 period. The growth in revenues was driven by a strong demand environment leading to a 4.4% increase in revenue passenger miles, as total capacity increased 1.3% as compared to 2012, resulting in a 2.4 point increase in load factor to a record 81.7%. Our mainline and express passenger revenue per available seat mile (“PRASM”) was 13.80 cents in the first quarter of 2013, a 1.3% increase, as compared to 13.62 cents in the 2012 period. Total revenue per available seat mile (“RASM”) was 15.78 cents in the first quarter of 2013, a 2.2% increase, as compared to 15.45 cents in the 2012 period. Total revenues include our ancillary revenue initiatives, which generated $153 million in revenues for the first quarter of 2013, an increase of $15 million over the 2012 period principally related to checked bag fees and our Choice Seats Program.

Fuel

Mainline and express fuel expense was $1.13 billion for the first quarter of 2013, which was relatively flat as compared to the first quarter of 2012. A 0.9% decrease in the average price per gallon to $3.24 for the first quarter of 2013 from an average price per gallon of $3.27 for the first quarter of 2012 was offset by a 0.5% increase in consumption driven by a 1.3% increase in system capacity as discussed below. We have not entered into any transactions to hedge our fuel consumption.

Capacity

Total system capacity for the first quarter of 2013 increased 1.3% as compared to the first quarter of 2012 primarily due to larger gauge aircraft replacing smaller legacy 737 aircraft. For the full year, total system capacity is expected to be up approximately 3.5% due to larger gauge aircraft as well as more international long haul flying. Domestic capacity is expected to be up approximately 3.4% and international is expected to be up approximately 3.8% versus 2012.

Cost Control

We remain committed to maintaining a low cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: the health of the economy and the price of fuel. Our mainline costs per available seat mile (“CASM”) excluding special items, fuel and profit sharing increased 0.06 cents, or 0.7%, from 8.71 cents in the first quarter of 2012 to 8.77 cents in the first quarter of 2013. The increase was primarily due to higher salaries and related costs from variable compensation programs driven by our record profitability and a 26% increase in the price of our common stock from $13.50 to $16.97 during the first quarter of 2013.

The following table details our mainline CASM for the three months ended March 31, 2013 and 2012:

	2013	2012	Percent Increase (Decrease)
	(In cents)
Mainline CASM excluding special items, fuel and profit sharing:
Total mainline CASM	13.82	13.57	1.8
Special items, net	(0.22)	(0.01)	nm
Aircraft fuel and related taxes	(4.79)	(4.85)	(1.2)
Profit sharing	(0.03)	—	nm

Total mainline CASM excluding special items, fuel and profit sharing (1)	8.77	8.71	0.7

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

Customer Service

We are committed to consistently delivering safe, reliable and convenient service to our customers in every aspect of our operation. For the second consecutive year, we ranked second in the annual Airline Quality Rating (“AQR”) among the “Big Four” hub-and-spoke network carriers. The AQR is an industry benchmark that measures airline reliability and service. We improved 23% since last year’s AQR and showed improvement in all four categories tracked including on-time performance, mishandled baggage, customer complaints, and denied boarding.

We reported the following operating statistics to the Department of Transportation (“DOT”) for mainline operations for the first quarter of 2013 and 2012:

	2013			2012			Better (Worse) 2013-2012
	January	February	March (e)	January	February	March	January		February		March
On-time performance (a)	83.0	82.0	82.1	85.0	89.3	87.3	(2.0	) pts	(7.3	) pts	(5.2	) pts
Completion factor (b)	99.2	98.3	98.6	99.2	99.7	99.4	—	pts	(1.4	) pts	(0.8	) pts
Mishandled baggage (c)	2.65	2.29	2.19	2.49	1.85	2.17	(6.4)%		(23.8)%		(0.9)%
Customer complaints (d)	1.33	1.29	1.31	1.79	1.33	1.51	25.7%		3.0%		13.2%

Overall we continued to deliver strong operating performance in the first quarter of 2013 and achieved our best first quarter customer complaints performance in our Company’s history. More challenging winter weather in the first quarter of 2013 drove a decline in our monthly on-time performance, completion factor and mishandled baggage metrics when compared to the 2012 period.

(a)	Percentage of reported flight operations arriving on time as defined by the DOT.
(b)	Percentage of scheduled flight operations completed.
(c)	Rate of mishandled baggage reports per 1,000 passengers.
(d)	Rate of customer complaints filed with the DOT per 100,000 enplanements.
(e)	March 2013 operating statistics are preliminary as the DOT has not issued its March 2013 Air Travel Consumer Report as of the date of this filing.

Liquidity Position

As of March 31, 2013, our total cash, cash equivalents, investments in marketable securities and restricted cash was $2.88 billion, of which $352 million was restricted.

	March 31, 2013	December 31, 2012
	(In millions)
Cash, cash equivalents and investments in marketable securities	$2,528	$2,376
Long-term restricted cash	352	336

Total cash, cash equivalents, investments in marketable securities and restricted cash	$2,880	$2,712

The improvement in our liquidity in the first quarter of 2013 was due primarily to our first quarter profitability and seasonal factors.

Long-term restricted cash primarily includes cash collateral to secure workers’ compensation claims and credit card processing holdback requirements for advance ticket sales for which US Airways has not yet provided air transportation.

US Airways Group’s Results of Operations

In the three months ended March 31, 2013, we realized operating income of $103 million and net income of $44 million. This compares to operating income of $59 million and net income of $48 million in the 2012 period. Our first quarter 2013 net income included net special charges of $11 million, while the first quarter of 2012 included $70 million of net special credits. Excluding the effects of net special items, we recognized net income of $55 million which was our largest first quarter profit in our Company’s history.

The following table details our net income (loss) excluding special items (in millions):

	Three Months Ended March 31,
	2013	2012
Net income	$44	$48
Special items:
Mainline operating special items, net (a)	39	3
Express operating special items, net	2	—
Nonoperating special items, net (b)	(30)	(73)

Total special items	11	(70)

Net income (loss) excluding special items	$55	$(22)

(a)	The 2013 first quarter consisted primarily of merger related costs and charges related to the ratification of the US Airways flight attendant collective bargaining agreement.
(b)

The 2013 first quarter consisted of a $30 million credit in connection with an award received in an arbitration related to previous investments in auction rate securities. The 2012 first quarter consisted of a $73 million gain related to the slot transaction with Delta Air Lines, Inc. (“Delta”).

At December 31, 2012, we had approximately $1.50 billion of gross net operating losses (“NOLs”) to reduce future federal taxable income. To the extent profitable, all of our NOLs are expected to be available to reduce federal taxable income in the calendar year 2013. The NOLs expire during the years 2025 through 2031. Our net deferred tax assets, which include the NOLs, are subject to a full valuation allowance. At December 31, 2012, the federal and state valuation allowances were $118 million and $42 million, respectively, which included $32 million allocated primarily to certain federal capital loss carryforwards.

For each of the three months ended March 31, 2013 and 2012, we utilized NOLs to reduce our income tax obligation. Utilization of NOLs reduces our deferred tax asset and in turn results in the release of our valuation allowance which offsets our tax provision dollar for dollar. Accordingly, we did not record federal income tax expense and recorded a nominal amount of state income tax expense related to certain states where NOLs were limited or unavailable to be used.

When profitable, we are ordinarily subject to AMT. However as the result of a special tax election made in 2009, we were able to utilize AMT NOLs to fully offset our AMT taxable income for each of the three months ended March 31, 2013 and 2012.

To the extent profitable for the full year 2013, we will use NOLs to reduce our federal and state taxable income. We presently estimate that achieving an income level of approximately $250 million in 2013 will utilize NOLs in an amount that will result in the full release of our remaining valuation allowance associated with federal income taxes. Accordingly, we may recognize non-cash federal income tax expense in 2013.

The table below sets forth our selected mainline and express operating data:

	Three Months Ended March 31,		Increase
	2013	2012	(Decrease)
Mainline
Revenue passenger miles (millions) (a)	14,885	14,300	4.1%
Available seat miles (millions) (b)	17,961	17,718	1.4%
Passenger load factor (percent) (c)	82.9	80.7	2.2	pts
Yield (cents) (d)	14.76	14.80	(0.3)%
Passenger revenue per available seat mile (cents) (e)	12.23	11.95	2.4%
Operating cost per available seat mile (cents) (f)	13.82	13.57	1.8%
Passenger enplanements (thousands) (g)	13,510	13,286	1.7%
Departures (thousands)	112	115	(2.3)%
Aircraft at end of period	346	340	1.8%
Block hours (thousands) (h)	300	299	0.3%
Average stage length (miles) (i)	984	954	3.1%
Average passenger journey (miles) (j)	1,620	1,606	0.9%
Fuel consumption (gallons in millions)	266	264	0.7%
Average aircraft fuel price including related taxes (dollars per gallon)	3.24	3.26	(0.6)%
Full-time equivalent employees at end of period	32,138	31,186	3.1%
Express (k)
Revenue passenger miles (millions) (a)	2,604	2,459	5.9%
Available seat miles (millions) (b)	3,456	3,429	0.8%
Passenger load factor (percent) (c)	75.4	71.7	3.7	pts
Yield (cents) (d)	29.11	31.06	(6.3)%
Passenger revenue per available seat mile (cents) (e)	21.94	22.28	(1.6)%
Operating cost per available seat mile (cents) (f)	23.00	23.39	(1.7)%
Passenger enplanements (thousands) (g)	6,650	6,536	1.7%
Aircraft at end of period	282	288	(2.1)%
Fuel consumption (gallons in millions)	84	84	(0.2)%
Average aircraft fuel price including related taxes (dollars per gallon)	3.23	3.29	(1.8)%
Total Mainline and Express
Revenue passenger miles (millions) (a)	17,489	16,759	4.4%
Available seat miles (millions) (b)	21,417	21,147	1.3%
Passenger load factor (percent) (c)	81.7	79.3	2.4	pts
Yield (cents) (d)	16.89	17.19	(1.7)%
Passenger revenue per available seat mile (cents) (e)	13.80	13.62	1.3%
Total revenue per available seat mile (cents) (l)	15.78	15.45	2.2%
Passenger enplanements (thousands) (g)	20,160	19,822	1.7%
Aircraft at end of period	628	628	—%
Fuel consumption (gallons in millions)	350	348	0.5%
Average aircraft fuel price including related taxes (dollars per gallon)	3.24	3.27	(0.9)%

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. One RPM represents one passenger flown one mile.
(b)	Available seat mile (“ASM”) — A basic measure of production. One ASM represents one seat flown one mile.
(c)	Passenger load factor — The percentage of available seats that are filled with revenue passengers.
(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by RPMs.
(e)	Passenger revenue per available seat mile (“PRASM”) — Passenger revenues divided by ASMs.
(f)	Operating cost per available seat mile (“CASM”) — Operating expenses divided by ASMs.
(g)	Passenger enplanements — The number of passengers on board an aircraft, including local, connecting and through passengers.

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

Three Months Ended March 31, 2013

Compared with the

Three Months Ended March 31, 2012

Operating Revenues:

	2013	2012	Percent Increase (Decrease)
	(In millions)
Operating revenues:
Mainline passenger	$2,197	$2,117	3.8
Express passenger	758	764	(0.8)
Cargo	41	40	3.0
Other	384	345	11.1

Total operating revenues	$3,380	$3,266	3.5

Total operating revenues in the first quarter of 2013 were $3.38 billion as compared to $3.27 billion in the 2012 period, an increase of $114 million, or 3.5%. Driven by a strong demand environment and record passenger load factors, we reported our highest first quarter operating revenues in our Company’s history. Significant changes in the components of operating revenues are as follows:

•

Mainline passenger revenues were $2.20 billion in the first quarter of 2013 as compared to $2.12 billion in the 2012 period. Mainline RPMs increased 4.1% as mainline capacity, as measured by ASMs, increased 1.4%, resulting in a 2.2 point increase in load factor to 82.9%. Mainline passenger yield decreased 0.3% to 14.76 cents in the first quarter of 2013 from 14.80 cents in the 2012 period. Mainline PRASM increased 2.4% to 12.23 cents in the first quarter of 2013 from 11.95 cents in the 2012 period.

•

Express passenger revenues were $758 million in the first quarter of 2013 as compared to $764 million in the 2012 period. Express RPMs increased 5.9% as express capacity, as measured by ASMs, increased 0.8%, resulting in a 3.7 point increase in load factor to 75.4%. Express passenger yield decreased 6.3% to 29.11 cents in the first quarter of 2013 from 31.06 cents in the 2012 period. Express PRASM decreased 1.6% to 21.94 cents in the first quarter of 2013 from 22.28 cents in the 2012 period.

•

Other revenues were $384 million in the first quarter of 2013, an increase of $39 million, or 11.1%, from the 2012 period. The increase in other revenues was driven primarily by higher revenues associated with our frequent flyer program, including increased mileage sales to business partners, and increases in the volume of passenger ticketing change fees.

Operating Expenses:

	2013	2012	Percent Increase (Decrease)
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$861	$859	0.2
Salaries and related costs	636	606	5.0
Aircraft rent	154	162	(4.8)
Aircraft maintenance	166	163	1.5
Other rent and landing fees	143	140	2.2
Selling expenses	113	111	1.6
Special items, net	39	3	nm
Depreciation and amortization	67	61	9.7
Other	303	300	0.9

Total mainline operating expenses	2,482	2,405	3.2
Express expenses:
Fuel	271	277	(2.1)
Other	524	525	(0.3)

Total express expenses	795	802	(0.9)

Total operating expenses	$3,277	$3,207	2.2

Total operating expenses were $3.28 billion in the first quarter of 2013, an increase of $70 million, or 2.2%, compared to the 2012 period.

Mainline Operating Expenses per ASM:

Our mainline CASM increased 0.25 cents, or 1.8%, from 13.57 cents in the first quarter of 2012 to 13.82 cents in the first quarter of 2013. Excluding special items, fuel and profit sharing our mainline CASM increased 0.06 cents, or 0.7%, from 8.71 cents in the first quarter of 2012 to 8.77 cents in the first quarter of 2013, while mainline capacity increased 1.4%. The increase was primarily due to higher salaries and related costs from variable compensation programs driven by our record profitability and a 26% increase in the price of our common stock from $13.50 to $16.97 during the first quarter of 2013.

The table below sets forth the major components of our total mainline CASM and our mainline CASM excluding special items, fuel and profit sharing for the three months ended March 31, 2013 and 2012:

	2013	2012	Percent Increase (Decrease)
	(In cents)
Mainline CASM:
Aircraft fuel and related taxes	4.79	4.85	(1.2)
Salaries and related costs	3.54	3.42	3.6
Aircraft rent	0.86	0.91	(6.0)
Aircraft maintenance	0.92	0.92	0.2
Other rent and landing fees	0.80	0.79	0.8
Selling expenses	0.63	0.63	0.2
Special items, net	0.22	0.01	nm
Depreciation and amortization	0.37	0.34	8.2
Other	1.69	1.70	(0.4)

Total mainline CASM	13.82	13.57	1.8
Special items, net	(0.22)	(0.01)
Aircraft fuel and related taxes	(4.79)	(4.85)
Profit sharing	(0.03)	—

Total mainline CASM excluding special item, fuel and profit sharing (1)	8.77	8.71	0.7

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

Significant changes in the components of mainline operating expense per ASM are as follows:

•

Aircraft fuel and related taxes per ASM decreased 1.2% primarily due to a 0.6% decrease in the average price per gallon of fuel to $3.24 in the first quarter of 2013 from $3.26 in the 2012 period. The addition of larger more fuel efficient Airbus aircraft to our fleet replacing older aircraft also contributed to this decrease on a per ASM basis.

•	Salaries and related costs per ASM increased 3.6% primarily due to profit sharing and expenses associated with other variable compensation programs as discussed above.

•

Aircraft rent per ASM decreased 6.0% due to recent lease extensions at lower average rental rates as well as a decrease in the average number of leased aircraft in the first quarter 2013 as compared to the 2012 period.

•	Depreciation and amortization per ASM increased 8.2% primarily due to an increase in owned aircraft driven by the acquisition of 10 Airbus A321 aircraft in the second half of 2012.

Express Operating Expenses:

Total express expenses decreased $7 million, or 0.9%, in the first quarter of 2013 to $795 million from $802 million in the 2012 period. The period-over-period decrease was primarily due to a $6 million, or 2.1%, decrease in fuel costs. The average price per gallon of fuel decreased 1.8% to $3.23 in the first quarter of 2013 from $3.29 in the 2012 period, on a 0.2% decrease in consumption.

Nonoperating Income (Expense):

	2013	2012	Percent Increase (Decrease)
	(In millions)
Nonoperating income (expense):
Interest income	$—	$—	27.7
Interest expense, net	(84)	(82)	2.2
Other, net	25	71	(64.7)

Total nonoperating expense, net	$(59)	$(11)	nm

Other nonoperating income of $25 million in the first quarter of 2013 consisted of a special $30 million credit in connection with an award received in an arbitration related to previous investments in auction rate securities, offset in part by $5 million in net foreign currency losses as a result of the overall strengthening of the U.S. dollar during the first quarter of 2013.

Other nonoperating income of $71 million in the first quarter of 2012 consisted primarily of a special $73 million gain relating to the slot transaction with Delta.

US Airways’ Results of Operations

In the three months ended March 31, 2013, US Airways realized operating income of $102 million and net income of $69 million. This compares to operating income of $56 million and net income of $71 million in the 2012 period.

US Airways’ results have been impacted by the following special charges (credits) (in millions):

	Three Months Ended March 31,
	2013	2012
Mainline operating special items, net (a)	$39	$3
Nonoperating special items, net (b)	(30)	(73)

Total	$9	$(70)

(a)	The 2013 first quarter consisted primarily of merger related costs and charges related to the ratification of the US Airways flight attendant collective bargaining agreement.
(b)

The 2013 first quarter consisted of a $30 million credit in connection with an award received in an arbitration related to previous investments in auction rate securities. The 2012 first quarter consisted of a $73 million gain related to the slot transaction with Delta.

At December 31, 2012, US Airways had approximately $1.44 billion of gross NOLs to reduce future federal taxable income. To the extent profitable, all of US Airways’ NOLs are expected to be available to reduce federal taxable income in the calendar year 2013. The NOLs expire during the years 2025 through 2031. US Airways’ net deferred tax assets, which include the NOLs, are subject to a full valuation allowance. At December 31, 2012, the federal and state valuation allowances were $126 million and $42 million, respectively, which included $32 million allocated primarily to certain federal capital loss carryforwards.

For each of the three months ended March 31, 2013 and 2012, US Airways utilized NOLs to reduce its income tax obligation. Utilization of NOLs reduces US Airways’ deferred tax asset and in turn results in the release of its valuation allowance which offsets US Airways’ tax provision dollar for dollar. Accordingly, US Airways did not record federal income tax expense and recorded a nominal amount of state income tax expense related to certain states where NOLs were limited or unavailable to be used.

When profitable, US Airways is ordinarily subject to AMT. However as the result of a special tax election made in 2009, US Airways was able to utilize AMT NOLs to fully offset its AMT taxable income for each of the three months ended March 31, 2013 and 2012.

To the extent profitable for the full year 2013, US Airways will use NOLs to reduce its federal and state taxable income. US Airways presently estimates that achieving an income level of approximately $250 million in 2013 will utilize NOLs in an amount that will result in the full release of its remaining valuation allowance associated with federal income taxes. Accordingly, US Airways may recognize non-cash federal income tax expense in 2013.

The table below sets forth US Airways’ selected mainline and express operating data:

	Three Months Ended March 31,		Increase
	2013	2012	(Decrease)
Mainline
Revenue passenger miles (millions) (a)	14,885	14,300	4.1%
Available seat miles (millions) (b)	17,961	17,718	1.4%
Passenger load factor (percent) (c)	82.9	80.7	2.2	pts
Yield (cents) (d)	14.76	14.80	(0.3)%
Passenger revenue per available seat mile (cents) (e)	12.23	11.95	2.4%
Aircraft at end of period	346	340	1.8%
Fuel consumption (gallons in millions)	266	264	0.7%
Average aircraft fuel price including related taxes (dollars per gallon)	3.24	3.26	(0.6)%
Express (f)
Revenue passenger miles (millions) (a)	2,604	2,459	5.9%
Available seat miles (millions) (b)	3,456	3,429	0.8%
Passenger load factor (percent) (c)	75.4	71.7	3.7	pts
Yield (cents) (d)	29.11	31.06	(6.3)%
Passenger revenue per available seat mile (cents) (e)	21.94	22.28	(1.6)%
Aircraft at end of period	282	288	(2.1)%
Fuel consumption (gallons in millions)	84	84	(0.2)%
Average aircraft fuel price including related taxes (dollars per gallon)	3.23	3.29	(2.0)%
Total Mainline and Express
Revenue passenger miles (millions) (a)	17,489	16,759	4.4%
Available seat miles (millions) (b)	21,417	21,147	1.3%
Passenger load factor (percent) (c)	81.7	79.3	2.4	pts
Yield (cents) (d)	16.89	17.19	(1.7)%
Passenger revenue per available seat mile (cents) (e)	13.80	13.62	1.3%
Total revenue per available seat mile (cents) (g)	15.96	15.62	2.1%
Aircraft at end of period	628	628	—%
Fuel consumption (gallons in millions)	350	348	0.5%
Average aircraft fuel price including related taxes (dollars per gallon)	3.24	3.27	(0.9)%

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. One RPM represents one passenger flown one mile.
(b)	Available seat mile (“ASM”) — A basic measure of production. One ASM represents one seat flown one mile.
(c)	Passenger load factor — The percentage of available seats that are filled with revenue passengers.
(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by RPMs.
(e)	Passenger revenue per available seat mile (“PRASM”) — Passenger revenues divided by ASMs.
(f)

Express statistics include Piedmont and PSA, as well as operating and financial results from capacity purchase agreements with Air Wisconsin Airlines Corporation, Republic Airline Inc., Mesa Airlines, Inc., Chautauqua Airlines, Inc. and SkyWest Airlines, Inc.

(g)	Total revenue per available seat mile (“RASM”) — Total revenues divided by total mainline and express ASMs.

Three Months Ended March 31, 2013

Compared with the

Three Months Ended March 31, 2012

Operating Revenues:

	2013	2012	Percent Increase (Decrease)
	(In millions)
Operating revenues:
Mainline passenger	$2,197	$2,117	3.8
Express passenger	758	764	(0.8)
Cargo	41	40	3.0
Other	422	383	10.0

Total operating revenues	$3,418	$3,304	3.4

Total operating revenues in the first quarter of 2013 were $3.42 billion as compared to $3.30 billion in the 2012 period, an increase of $114 million, or 3.4%. Driven by a strong demand environment and record passenger load factors, US Airways reported its highest first quarter operating revenues in US Airways’ history. Significant changes in the components of operating revenues are as follows:

•

Mainline passenger revenues were $2.20 billion in the first quarter of 2013 as compared to $2.12 billion in the 2012 period. Mainline RPMs increased 4.1% as mainline capacity, as measured by ASMs, increased 1.4%, resulting in a 2.2 point increase in load factor to 82.9%. Mainline passenger yield decreased 0.3% to 14.76 cents in the first quarter of 2013 from 14.80 cents in the 2012 period. Mainline PRASM increased 2.4% to 12.23 cents in the first quarter of 2013 from 11.95 cents in the 2012 period.

•

Express passenger revenues were $758 million in the first quarter of 2013 as compared to $764 million in the 2012 period. Express RPMs increased 5.9% as express capacity, as measured by ASMs, increased 0.8%, resulting in a 3.7 point increase in load factor to 75.4%. Express passenger yield decreased 6.3% to 29.11 cents in the first quarter of 2013 from 31.06 cents in the 2012 period. Express PRASM decreased 1.6% to 21.94 cents in the first quarter of 2013 from 22.28 cents in the 2012 period.

•

Other revenues were $422 million in the first quarter of 2013, an increase of $39 million, or 10.0%, from the 2012 period. The increase in other revenues was driven primarily by higher revenues associated with US Airways’ frequent flyer program, including increased mileage sales to business partners, and increases in the volume of passenger ticketing change fees.

Operating Expenses:

	2013	2012	Percent Increase (Decrease)
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$861	$859	0.2
Salaries and related costs	636	606	5.0
Aircraft rent	154	162	(4.8)
Aircraft maintenance	166	163	1.5
Other rent and landing fees	143	140	2.2
Selling expenses	113	111	1.6
Special items, net	39	3	nm
Depreciation and amortization	69	63	9.3
Other	313	311	0.9

Total mainline operating expenses	2,494	2,418	3.2
Express expenses:
Fuel	271	277	(2.2)
Other	551	553	(0.4)

Total express expenses	822	830	(1.0)

Total operating expenses	$3,316	$3,248	2.1

Total operating expenses were $3.32 billion in the first quarter of 2013, an increase of $68 million, or 2.1%, compared to the 2012 period.

Mainline Operating Expenses:

Significant changes in the components of mainline operating expenses are as follows:

•

Aircraft fuel and related taxes increased 0.2% primarily due to a 0.7% increase in consumption driven by a 1.4% increase in capacity, offset in part by a 0.6% decrease in the average price per gallon of fuel to $3.24 in the first quarter of 2013 from $3.26 in the 2012 period.

•

Salaries and related costs increased 5.0% primarily due to profit sharing and expenses associated with other variable compensation programs driven by US Airways’ record profitability and a 26% increase in the price of US Airways Group’s common stock from $13.50 to $16.97 during the first quarter of 2013.

•

Aircraft rent decreased 4.8% due to recent lease extensions at lower average rental rates as well as a decrease in the average number of leased aircraft in the first quarter 2013 as compared to the 2012 period.

•	Depreciation and amortization increased 9.3% primarily due to an increase in owned aircraft driven by the acquisition of 10 Airbus A321 aircraft in the second half of 2012.

Express Operating Expenses:

Total express expenses decreased $8 million, or 1.0%, in the first quarter of 2013 to $822 million from $830 million in the 2012 period. The period-over-period decrease was primarily due to a $6 million, or 2.2%, decrease in fuel costs. The average price per gallon of fuel decreased 2.0% to $3.23 in the first quarter of 2013 from $3.29 in the 2012 period, on a 0.2% decrease in consumption.

Nonoperating Income (Expense):

	2013	2012	Percent Increase (Decrease)
	(In millions)
Nonoperating income (expense):
Interest income	$—	$—	28.5
Interest expense, net	(58)	(57)	2.3
Other, net	25	72	(64.7)

Total nonoperating income (expense), net	$(33)	$15	nm

Other nonoperating income of $25 million in the first quarter of 2013 consisted of a special $30 million credit in connection with an award received in an arbitration related to previous investments in auction rate securities, offset in part by $5 million in net foreign currency losses as a result of the overall strengthening of the U.S. dollar during the first quarter of 2013.

Other nonoperating income of $72 million in the first quarter of 2012 consisted primarily of a special $73 million gain relating to the slot transaction with Delta.

Liquidity and Capital Resources

As of March 31, 2013, our total cash, cash equivalents, investments in marketable securities and restricted cash was $2.88 billion, of which $352 million was restricted.

Sources and Uses of Cash

US Airways Group

Operating Activities

Net cash provided by operating activities was relatively flat at $405 million compared to $417 million for the first three months of 2013 and 2012, respectively.

Investing Activities

Net cash used in investing activities was $307 million and $69 million for the first three months of 2013 and 2012, respectively.

Principal investing activities in the 2013 period included expenditures of $242 million for property and equipment and consisted primarily of the purchase of four Airbus aircraft. Investing activities also included expenditures of $49 million for pre-delivery deposits for 20 Airbus aircraft on order and a $16 million increase in restricted cash. Restricted cash increased primarily due to a change in the amount of holdback held by certain credit card processors for advance ticket sales for which US Airways had not yet provided air transportation.

Principal investing activities in the 2012 period included expenditures of $40 million for property and equipment and consisted primarily of costs related to the installation of the Envoy Suite on wide-body Airbus A330-300 aircraft. Investing activities also included expenditures of $47 million for pre-delivery deposits for 17 Airbus aircraft on order. These expenditures were offset in part by an $18 million decrease in restricted cash due to a change in the amount of holdback held by certain credit card processors.

Financing Activities

Net cash provided by financing activities was $54 million for the first three months of 2013 as compared to net cash used in financing activities of $105 million for the first three months of 2012.

Principal financing activities in the 2013 period included proceeds from the issuance of debt of $183 million related to the issuance of Enhanced Equipment Trust Certificate (“EETC”) equipment notes associated with aircraft deliveries in the first quarter. These cash inflows were offset in part by debt repayments of $134 million.

Principal financing activities in the 2012 period included debt repayments of $115 million.

US Airways

Operating Activities

Net cash provided by operating activities was relatively flat at $390 million compared to $402 million for the first three months of 2013 and 2012, respectively.

Investing Activities

Net cash used in investing activities was $303 million and $66 million for the first three months of 2013 and 2012, respectively.

Principal investing activities in the 2013 period included expenditures of $238 million for property and equipment and consisted primarily of the purchase of four Airbus aircraft. Investing activities also included expenditures of $49 million for pre-delivery deposits for 20 Airbus aircraft on order and a $16 million increase in restricted cash. Restricted cash increased primarily due to a change in the amount of holdback held by certain credit card processors for advance ticket sales for which US Airways had not yet provided air transportation.

Principal investing activities in the 2012 period included expenditures of $37 million for property and equipment and consisted primarily of costs related to the installation of the Envoy Suite on wide-body Airbus A330-300 aircraft. Investing activities also included expenditures of $47 million for pre-delivery deposits for 17 Airbus aircraft on order. These expenditures were offset in part by an $18 million decrease in restricted cash due to a change in the amount of holdback held by certain credit card processors.

Financing Activities

Net cash provided by financing activities was $67 million for the first three months of 2013 as compared to net cash used in financing activities of $89 million for the first three months of 2012.

Principal financing activities in the 2013 period included proceeds from the issuance of debt of $183 million related to the issuance of EETC equipment notes associated with aircraft deliveries in the first quarter. These cash inflows were offset in part by debt repayments of $118 million.

Principal financing activities in the 2012 period included debt repayments of $99 million.

Commitments

As of March 31, 2013, we had $5.03 billion of long-term debt and capital leases (including current maturities and before discount on debt). The information contained herein is not a comprehensive discussion and analysis of our commitments, but rather updates disclosures made in the 2012 Form 10-K.

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

The Citicorp credit facility bears interest at an index rate plus an applicable index margin or, at our option, LIBOR plus an applicable LIBOR margin for interest periods of one, two, three or six months. The applicable index margin, subject to adjustment, is 1.00%, 1.25% or 1.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or greater than $1 billion, respectively. The applicable LIBOR margin, subject to adjustment, is 2.00%, 2.25% or 2.50% if the adjusted loan balance is less than $600 million, between $600 million and $1 billion, or greater than $1 billion, respectively. In addition, interest on the Citicorp credit facility may be adjusted based on the credit rating for the Citicorp credit facility as follows: (i) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least one subgrade better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be the lower of 2.25% and the rate otherwise applicable based upon the adjusted Citicorp credit facility balance and (B) the applicable index margin will be the lower of 1.25% and the rate otherwise applicable based upon the Citicorp credit facility principal balance, and (ii) if the credit ratings of the Citicorp credit facility by Moody’s and S&P in effect as of the last day of the most recently ended fiscal quarter are both at least two subgrades better than the credit ratings in effect on March 23, 2007, then (A) the applicable LIBOR margin will be 2.00% and (B) the applicable index margin will be 1.00%. As of March 31, 2013, the interest rate on the Citicorp credit facility was 2.70% based on a 2.50% LIBOR margin.

The Citicorp credit facility matures on March 23, 2014, and is repayable in seven annual installments with each of the first six installments to be paid on each anniversary of the closing date in an amount equal to 1% of the initial aggregate principal amount of the loan and the final installment to be paid on the maturity date in the amount of the full remaining balance of the loan.

In addition, the Citicorp credit facility requires certain mandatory prepayments upon the occurrence of specified events, establishes certain financial covenants, including minimum cash requirements and maintenance of certain minimum ratios, contains customary affirmative covenants and negative covenants and contains customary events of default. The Citicorp credit facility requires us to maintain consolidated unrestricted cash and cash equivalents of not less than $850 million, with not less than $750 million (subject to partial reductions upon certain reductions in the outstanding principal amount of the loan) of that amount held in accounts subject to control agreements, which would become restricted for use by us if certain adverse events occur per the terms of the agreement. In addition, the Citicorp credit facility provides that we may issue debt in the future with a second lien on the assets pledged as collateral under the Citicorp credit facility. The principal amount outstanding under the Citicorp credit facility was $1.10 billion as of March 31, 2013. As of March 31, 2013, we were in compliance with all debt covenants under the Citicorp credit facility.

Our Citicorp credit facility becomes due on March 23, 2014 and accordingly, the $1.10 billion balance is classified as current maturities of debt and capital leases on our condensed consolidated balance sheet as of March 31, 2013. We intend to refinance this debt prior to its maturity.

Aircraft Financing Transactions

In the first quarter of 2013, US Airways issued $183 million of equipment notes in three series under its 2012-1 EETCs completed in May 2012: Series A equipment notes in the amount of $111 million bearing interest at 5.90% per annum, Series B equipment notes in the amount of $37 million bearing interest at 8% per annum and Series C equipment notes in the amount of $35 million bearing interest at 9.125% per annum. The equipment notes are secured by liens on aircraft.

In April 2013, US Airways announced an offering of Series 2013-1 Class A and Class B EETCs. The 2013-1 EETCs are expected to be issued on April 24, 2013, subject to customary closing conditions. US Airways intends to use the proceeds from the offering to finance the purchase of 18 Airbus aircraft scheduled to be delivered from September 2013 to June 2014, with the balance, if any, to be used for general corporate purposes. The Class A EETCs are expected to issue an aggregate face amount of equipment notes of approximately $620 million, bearing interest at 3.95% per annum with a final expected distribution date of November 2025. The Class B EETCs are expected to issue an aggregate face amount of equipment notes of approximately $200 million, bearing interest at 5.375% per annum with a final expected distribution date of November 2021.

In the third quarter of 2012, US Airways entered into an agreement to acquire five Embraer 190 aircraft from Republic Airline, Inc. (“Republic”). US Airways took delivery of three aircraft in 2012 and the remaining two aircraft in the first quarter of 2013. In connection with this agreement, US Airways assumed the outstanding debt on these aircraft upon delivery and Republic was released from its obligations associated with the principal due under the debt.

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

Aircraft and Engine Purchase Commitments

US Airways has definitive purchase agreements with Airbus for the acquisition of 134 aircraft, including 97 single-aisle A320 family aircraft and 37 widebody aircraft (comprised of 22 A350 XWB aircraft and 15 A330-200 aircraft). Since 2008, when deliveries commenced under the purchase agreements, US Airways has taken delivery of 62 aircraft through March 31, 2013, which includes four A320 aircraft, 51 A321 aircraft and seven A330-200 aircraft. US Airways plans to take delivery of 12 A321 aircraft in the remainder of 2013, with the remaining 30 A320 family aircraft scheduled to be delivered between 2014 and 2015. In addition, US Airways plans to take delivery of five A330-200 aircraft in 2013, with the remaining three A330-200 aircraft scheduled to be delivered in 2014. Deliveries of the 22 A350 XWB aircraft are presently scheduled to begin in 2017 and extend through 2019.

US Airways has agreements for the purchase of eight new IAE V2500-A5 spare engines scheduled for delivery through 2014 for use on the A320 family fleet, three new Trent 700 spare engines scheduled for delivery through 2013 for use on the A330-200 fleet and three new Trent XWB spare engines scheduled for delivery in 2017 through 2019 for use on the A350 XWB aircraft. US Airways has taken delivery of two of the Trent 700 spare engines and four of the V2500-A5 spare engines through March 31, 2013.

Under all of our aircraft and engine purchase agreements, our total future commitments as of March 31, 2013 are expected to be approximately $4.65 billion through 2019, which includes predelivery deposits and payments. We have financing commitments for all future Airbus aircraft deliveries except for four aircraft scheduled for delivery after November 2013. See Part II, Item 1A, Risk Factors – “Increased costs of financing, a reduction in the availability of financing and fluctuations in interest rates could adversely affect our liquidity, operating expenses and results” and “Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions.”

Covenants and Credit Rating

In addition to the minimum cash balance requirements, our long-term debt agreements contain various negative covenants that restrict or limit our actions, including our ability to pay dividends or make other restricted payments. Our long-term debt agreements also generally contain cross-default provisions, which may be triggered by defaults by us under other agreements relating to indebtedness. See Part II, Item 1A, Risk Factors – “Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions” and “Any failure to comply with the liquidity covenants contained in our financing arrangements would likely have a material adverse effect on our business, financial condition and results of operations.” As of March 31, 2013, we and our subsidiaries were in compliance with the covenants in our long-term debt agreements.

The following table details our credit ratings as of March 31, 2013:

	S&P Local Issuer Credit Rating	Fitch Issuer Default Credit Rating	Moody’s Corporate Family Rating
US Airways Group	B-	B-	B3
US Airways	B-	B-	*

(*)	The credit agency does not rate this category for US Airways.

In April 2013, Fitch upgraded the Issuer Default Rating to B+ from B- for US Airways Group and US Airways.

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

Labor Agreements

In February 2013, the US Airways pilots represented by US Airline Pilots Association voted to ratify a memorandum of understanding (“MOU”) that will become effective in the event a merger with AMR is consummated. If the Merger is completed, the MOU provides a six-year agreement for the pilots of the combined post-Merger carrier.

In February 2013, the US Airways flight attendants represented by the Association of Flight Attendants voted to ratify a new collective bargaining agreement. We estimate that over the five-year term of the contract, the economic cost is approximately $40 million per year.

In March 2013, pilots at Piedmont Airlines and PSA Airlines, represented by the Air Line Pilots Association (“ALPA”), each voted to ratify a new five-year collective bargaining agreement. These agreements are not expected to have a material impact on our results of operations.

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

There have been no material changes in our off-balance sheet arrangements as set forth in our 2012 Form 10-K.

Contractual Obligations

The following table provides details of our future cash contractual obligations as of March 31, 2013 (in millions):

	Payments Due by Period
	2013	2014	2015	2016	2017	Thereafter	Total
US Airways Group (1)
Debt (2)	$—	$1,376	$100	$—	$—	$35	$1,511
Interest obligations (3)	41	31	5	3	3	17	100
US Airways (4)
Debt and capital lease obligations (5) (6)	296	563	394	341	345	1,579	3,518
Interest obligations (3) (6)	145	164	134	141	127	252	963
Aircraft purchase and operating lease commitments (7)	1,583	1,794	1,113	711	1,378	3,048	9,627
Regional capacity purchase agreements (8)	808	1,019	901	578	440	559	4,305
Other US Airways Group subsidiaries (9)	8	10	8	8	7	6	47

Total	$2,881	$4,957	$2,655	$1,782	$2,300	$5,496	$20,071

(1)	These commitments represent those entered into by US Airways Group.
(2)	Excludes $76 million of unamortized debt discount as of March 31, 2013.
(3)	For variable-rate debt, future interest obligations are shown above using interest rates in effect as of March 31, 2013.
(4)	These commitments represent those entered into by US Airways.
(5)	Excludes $59 million of unamortized debt discount as of March 31, 2013.
(6)

Includes $1.75 billion of future principal payments and $629 million of future interest payments as of March 31, 2013, respectively, related to EETCs associated with mortgage financings for the purchase of certain aircraft.

(7)	Includes $2.21 billion of future minimum lease payments related to EETC leveraged leased financings of certain aircraft as of March 31, 2013.
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

Critical Accounting Policies and Estimates

In the first quarter of 2013, there were no changes to our critical accounting policies and estimates from those disclosed in the consolidated financial statements and accompanying notes contained in our 2012 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitive Instruments

Our primary market risk exposures include commodity price risk (i.e., the price paid to obtain aviation fuel) and interest rate risk. Our exposure to market risk from changes in commodity prices and interest rates has not changed materially from our exposure discussed in our 2012 Form 10-K except as updated below.

Commodity price risk

Our 2013 forecasted mainline and express fuel consumption is presently approximately 1.48 billion gallons, and based on this forecast, a one cent per gallon increase in aviation fuel price results in a $15 million increase in annual expense. We have not entered into any transactions to hedge our fuel consumption. As a result, we fully realize the effects of any increase or decrease in fuel prices.

Interest rate risk

Our exposure to interest rate risk relates primarily to our variable-rate debt obligations. At March 31, 2013, our variable-rate long-term debt obligations of approximately $2.70 billion represented approximately 54% of our total long-term debt. If interest rates increased 10% in 2013, the impact on our results of operations would be approximately $9 million of additional interest expense.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of US Airways Group’s and US Airways’ management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2013. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

There has been no change to US Airways Group’s or US Airways’ internal control over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, US Airways Group’s or US Airways’ internal control over financial reporting.

Limitation on the Effectiveness of Controls

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO believe that our disclosure controls and procedures were effective at the “reasonable assurance” level as of March 31, 2013.

Part II. Other Information

Item 1. Legal Proceedings

We are a party to an arbitration proceeding relating to a grievance brought by our pilots union to the effect that, annually since May 2010, this work group was entitled to an increase in wages by operation of the applicable collective bargaining agreement. The arbitrator has issued a decision in our favor, and a subsequent meeting requested by the union has been held with the arbitrator to address that decision. We believe that the union’s position is without merit and that the possibility of an adverse outcome is remote.

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

On March 1, 2013, a putative class action lawsuit captioned Plumbers & Steamfitters Local Union No. 248 Pension Fund v. US Airways Group, Inc., et al., No. CV2013-051605 was filed in the Superior Court of the State of Arizona in Maricopa County. The complaint names as defendants US Airways Group and the members of its board of directors, and alleges that the directors breached their fiduciary duties in connection with the AMR Merger by failing to maximize the value of US Airways Group and ignoring or failing to protect against conflicts of interest, and that US Airways Group aided and abetted those breaches of fiduciary duty. The complaint seeks a declaration that the Merger Agreement is unenforceable, an injunction against the Merger, or rescission in the event it has been consummated, imposition of a constructive trust, an award of fees and costs, including attorneys’ and experts’ fees, and other relief. We believe this lawsuit is without merit and intend to vigorously defend against the allegations.

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

Risk Factors Relating to the Company and Industry-Related Risks

We could experience significant operating losses in the future.

For a number of reasons, including those addressed in these risk factors, we might fail to achieve profitability and might experience significant losses. In particular, the condition of the economy and the high volatility of fuel prices have had and continue to have an impact on our operating results, and increase the risk that we will experience losses.

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

Our operating results are materially impacted by changes in the availability, price volatility and cost of aircraft fuel, which represents one of the largest single cost items in our business. Jet fuel market prices have fluctuated substantially over the past several years with market spot prices ranging from a low of approximately $1.87 per gallon to a high of approximately $3.38 per gallon during the period from January 1, 2010 to March 31, 2013.

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

See also the risk factors provided under the caption “Risk Factors Relating to the Merger and the Combined Company.”

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

We are currently in negotiations with the unions representing our fleet service employees, our passenger service employees, our mechanic, stock clerk and related employees, our maintenance training instructors, our flight crew training instructors and our flight simulator engineers. On February 8, 2013, the US Airways pilots represented by the US Airline Pilots Association (“USAPA”) voted to ratify a memorandum of understanding (“MOU”) that will become effective in the event a merger with AMR is consummated. If the Merger is completed, the MOU provides a six-year agreement for the pilots of the combined post-Merger carrier. In addition, our express subsidiary, Piedmont, is in negotiations with the unions representing its flight attendants and its mechanics. All negotiations except those involving the Piedmont mechanics are being overseen by the NMB. None of these unions presently may lawfully engage in concerted refusals to work, such as strikes, slow-downs, sick-outs or other similar activity, against us. Nonetheless, there is a risk that disgruntled employees, either with or without union involvement, could engage in one or more concerted refusals to work that could individually or collectively harm the operation of our airline and impair our financial performance. For example, on September 28, 2011, the U.S. District Court in Charlotte granted a preliminary injunction, which was subsequently converted to a permanent injunction, enjoining the labor union representing our pilots from engaging in an illegal work slowdown.

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

We operate principally through hubs in Charlotte, Philadelphia, Phoenix and Washington, D.C. Substantially all of our flights either originate in or fly into one of these locations. A significant interruption or disruption in service at one of our hubs resulting from air traffic control delays, weather conditions, natural disasters, growth constraints, relations with third-party service providers, failure of computer systems, facility disruptions, labor relations, fuel supplies, terrorist activities or otherwise could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a severe impact on our business, operations and financial performance.

Regulatory changes affecting the allocation of slots could have a material adverse impact on our operations.

Operations at four major domestic airports, certain smaller domestic airports and certain foreign airports served by us are regulated by governmental entities through the use of “slots” or similar regulatory mechanisms which limit the rights of carriers to conduct operations at those airports. Each slot represents the authorization to land at or take off from the particular airport during a specified time period and may have other operational restrictions as well. In the United States, the Federal Aviation Administration (“FAA”) currently regulates the allocation of slot or slot exemptions at Ronald Reagan Washington National Airport (“Washington National”) and three New York City airports: Newark, JFK and LaGuardia. Our operations at these airports generally require the allocation of slots or similar regulatory authority. Similarly, our operations at international airports in Frankfurt, London Heathrow, Paris and other airports outside the United States are regulated by local slot authorities pursuant to the International Air Transport Association’s Worldwide Scheduling Guidelines and applicable local law.

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

We rely on third-party distribution channels and must manage effectively the costs, rights and functionality of these channels.

We rely on third-party distribution channels, including those provided by or through global distribution systems, or GDSs (e.g., Amadeus, Sabre and Travelport), conventional travel agents and online travel agents, or OTAs (e.g., Expedia, Orbitz and Travelocity), to distribute a significant portion of our airline tickets and we expect in the future to continue to rely on these channels and hope to expand their ability to distribute and collect revenues for ancillary products (e.g., fees for selective seating). These distribution channels are more expensive and at present have less functionality in respect of ancillary product offerings than those we operate ourselves, such as our call centers and our website. Certain of these distribution channels also effectively restrict the manner in which we distribute our products generally. To remain competitive, we will need to manage successfully our distribution costs and rights, increase our distribution flexibility and improve the functionality of third-party distribution channels, while maintaining an industry-competitive cost structure. Any inability to manage our third-party distribution costs, rights and functionality at a competitive level or any material diminishment or disruption in the distribution of our tickets could have a material adverse effect on our competitive position and our results of operations.

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

Our business is subject to extensive government regulation, which may result in increases in our costs, disruptions to our operations, limits on our operating flexibility, reductions in the demand for air travel, and competitive disadvantages.

Airlines are subject to extensive domestic and international regulatory requirements. In the last several years, Congress has passed laws, and the U.S. Department of Transportation (“DOT”), the FAA, the Transportation Security Administration (“TSA”) and the Department of Homeland Security have issued a number of directives and other regulations that affect the airline industry. These requirements impose substantial costs on us and restrict the ways we may conduct our business.

For example, the FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures or operational restrictions. Our failure to timely comply with these requirements has in the past and may in the future result in fines and other enforcement actions by the FAA or other regulators. In addition, the FAA recently issued its final regulations governing pilot rest periods and work hours for all airlines certificated under Part 121 of the Federal Aviation Regulations. The rule, which is effective January 14, 2014, impacts the required amount and timing of rest periods for pilots between work assignments and modifies duty and rest requirements based on the time of day, number of scheduled segments, flight types, time zones, and other factors. These regulations could have a material adverse impact on us and the industry upon implementation.

Recent DOT consumer rules require new procedures for customer handling during long onboard delays, further regulate airline interactions with passengers through the reservations process, at the airport, and on board the aircraft, and require new disclosures concerning airline fares and ancillary fees such as baggage fees. The DOT has been aggressively investigating alleged violations of these new rules. Other DOT rules apply to post-ticket purchase price increases and an expansion of tarmac delay regulations to international airlines.

The Aviation and Transportation Security Act mandates the federalization of certain airport security procedures and imposes additional security requirements on airports and airlines, most of which are funded by a per-ticket tax on passengers and a tax on airlines.

The results of our operations, demand for air travel, and the manner in which we conduct business each may be affected by changes in law and future actions taken by governmental agencies, including:

•	changes in law which affect the services that can be offered by airlines in particular markets and at particular airports, or the types of fees that can be charged to passengers;

•	the granting and timing of certain governmental approvals (including antitrust or foreign government approvals) needed for codesharing alliances and other arrangements with other airlines;

•	restrictions on competitive practices (for example, court orders, or agency regulations or orders, that would curtail an airline’s ability to respond to a competitor);

•	the adoption of new passenger security standards or regulations that impact customer service standards (for example, a “passenger bill of rights”);

•	restrictions on airport operations, such as restrictions on the use of takeoff and landing slots at airports or the auction or reallocation of slot rights currently held by US Airways Group; and

•	the adoption of more restrictive locally-imposed noise restrictions.

Each additional regulation or other form of regulatory oversight increases costs and adds greater complexity to airline operations and, in some cases, may reduce the demand for air travel. There can be no assurance that our compliance with new rules, anticipated rules or other forms of regulatory oversight will not have a material adverse effect on us.

The FAA has announced the imposition of furloughs that will result in reduced staffing, including among air traffic controllers, in connection with its implementation of budget reductions related to the federal government’s response to the so-called “sequester” of government funding. The first day affected by these furloughs was April 21, 2013. Accordingly, we cannot predict the impact of any such furloughs on our business, however any significant reduction in air traffic capacity in key airports in the U.S. could have a material adverse effect on our operations and financial results.

In addition, the air traffic control system is not successfully managing the growing demand for U.S. air travel. Air traffic controllers rely on outdated technologies that routinely overwhelm the system and compel airlines to fly inefficient, indirect routes. On February 14, 2012, the FAA Modernization and Reform Act of 2012 was signed. The law provides funding for the FAA to rebuild its air traffic control system, including switching from radar to a GPS-based system. It is uncertain when any improvements to the air traffic control system will take effect. Failure to update the air traffic control system in a timely manner and the substantial funding requirements that may be imposed on airlines of a modernized air traffic control system may have a material adverse effect on our business.

The ability of U.S. airlines to operate international routes is subject to change because the applicable arrangements between the U.S. and foreign governments may be amended from time to time and appropriate slots or facilities may not be made available. We currently operate on a number of international routes under government arrangements that limit the number of airlines permitted to operate on the route, the capacity of the airlines providing services on the route, or the number of airlines allowed access to particular airports. If an open skies policy were to be adopted for any of these routes, such an event could have a material adverse impact on us and could result in the impairment of material amounts of our related tangible and intangible assets. In addition, competition from revenue-sharing joint ventures, joint business agreements, and other alliance arrangements by and among other airlines could impair the value of our business and assets on the open skies routes. For example, the open skies air services agreement between the U.S. and the European Union (“EU”), which took effect in March 2008, provides airlines from the U.S. and EU member states open access to each other’s markets, with freedom of pricing and unlimited rights to fly from the U.S. to any airport in the EU, including London’s Heathrow Airport. As a result of the agreement, we face increased competition in these markets, including Heathrow Airport. In addition, the open skies agreement between the U.S. and Brazil, which was signed in 2010 and takes full effect in 2015, has resulted in increased competition in the U.S./Brazil market.

The airline industry is heavily taxed.

The airline industry is subject to extensive government fees and taxation that will negatively impact our revenue. The U.S. airline industry is one of the most heavily taxed of all industries. These fees and taxes have grown significantly in the past decade for domestic flights, and various U.S. fees and taxes also are assessed on international flights. For example, as permitted by federal legislation, most major U.S. airports impose a passenger facility charge per passenger on us. In addition, the governments of foreign countries in which we operate impose on U.S. airlines, including us, various fees and taxes, and these assessments have been increasing in number and amount in recent years. Moreover, we are obligated to collect a federal excise tax, commonly referred to as the “ticket tax,” on domestic and international air transportation. We will collect the excise tax, along with certain other U.S. and foreign taxes and user fees on air transportation (such as a per-ticket tax on passengers to fund the TSA), and pass along the collected amounts to the appropriate governmental agencies. Although these taxes are not operating expenses, they represent an additional cost to our customers. There are continuing efforts in Congress and in other countries to raise different portions of the various taxes, fees, and charges imposed on airlines and their passengers. Increases in such taxes, fees, and charges could negatively impact our business, financial condition, and results of operations.

Under recent DOT regulations, all governmental taxes and fees must be included in the fares we quote or advertise to our customers. Due to the competitive revenue environment, many increases in these fees and taxes have been absorbed by the airline industry rather than being passed on to the customer. Further increases in fees and taxes may reduce demand for air travel, and thus our revenues.

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

Our ability to operate and grow our route network in the future is dependent on the availability of adequate facilities and infrastructure throughout our system and, at some airports, adequate slots.

In order to operate our existing and proposed flight schedule and, where appropriate, add service along new or existing routes, we must be able to maintain and/or obtain adequate gates, ticketing facilities, operations areas, slots (where applicable), and office space. Also, as airports around the world become more congested, we will not always be sure that our plans for new service can be implemented in a commercially viable manner, given operating constraints at airports throughout our network. Further, our operating costs at airports at which we operate, including our hubs, may increase significantly because of capital improvements at such airports that we may be required to fund, directly or indirectly. In some circumstances, such costs could be imposed by the relevant airport authority without our approval.

Access to slots at several major U.S. and foreign airports to be served by us are subject to government regulation. There is no assurance that we will be able to retain or acquire the necessary rights to operate our desired schedule and change our schedule in the future because, among other reasons, such allocations are subject to changes in government policy. For example, the FAA is planning a new rulemaking in 2013 to modify the current rules limiting flight operations at New York City’s JFK and LaGuardia airports. Any limitation on our ability to acquire or maintain adequate gates, ticketing facilities, operations areas, slots (where applicable), or office space could severely constrain our operations and have a material adverse effect on us.

We are subject to many forms of environmental regulation and may incur substantial costs as a result.

We are subject to increasingly stringent federal, state, local and foreign laws, regulations and ordinances relating to the protection of the environment, including those relating to emissions to the air, discharges to surface and subsurface waters, safe drinking water, and the management of hazardous substances, oils and waste materials. Compliance with all environmental laws and regulations can require significant expenditures, and violations can lead to significant fines and penalties.

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

Our business will be affected by many changing economic and other conditions beyond our control, and our results of operations could be volatile and fluctuate due to seasonality.

Our business, financial condition, and results of operations will be affected by many changing economic and other conditions beyond our control, including, among others:

•

actual or potential changes in international, national, regional, and local economic, business and financial conditions, including recession, inflation, higher interest rates, wars, terrorist attacks, or political instability;

•	changes in consumer preferences, perceptions, spending patterns, or demographic trends;

•	changes in the competitive environment due to industry consolidation, changes in airline alliance affiliations, and other factors;

•	actual or potential disruptions to the air traffic control systems, including as a result of “sequestration” or any other interruption in government funding;

•	increases in costs of safety, security, and environmental measures;

•	outbreaks of diseases that affect travel behavior; and

•	weather and natural disasters.

Thus, our results of operations could be volatile and subject to rapid and unexpected change. In addition, due to generally weaker demand for air travel during the winter, our revenues in the first and fourth quarters of the year could be weaker than revenues in the second and third quarters of the year.

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

The use of our net operating losses and certain other tax attributes could be limited in the future.

When a corporation undergoes an ownership change, as defined in Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (“the Code”), a limitation is imposed on the corporation’s future ability to utilize any net operating losses (“NOLs”) generated before the ownership change and certain subsequently recognized “built-in” losses and deductions, if any, existing as of the date of the ownership change. We believe US Airways Group underwent an “ownership change” as defined in Section 382 in February 2007. Since February 2007, there have been additional changes in the ownership of US Airways Group that, if combined with sufficiently large future changes in ownership, could result in another “ownership change” as defined in Section 382. Until US Airways Group has used all of its existing NOLs, future shifts in ownership of US Airways Group’s common stock could result in new Section 382 limitations on the use of our NOLs as of the date of an additional “ownership change.” US Airways Group expects to undergo an ownership change in connection with the Merger with AMR.

See also “Risk Factors Relating to the Merger and the Combined Company – The use of our and AMR’s respective pre-Merger NOL carryforwards and certain other tax attributes may be limited following the consummation of the Merger.”

Risk Factors Relating to the Merger and the Combined Company

On February 13, 2013, US Airways Group and AMR entered into the Merger Agreement, as described under “Recent Developments” on page 4 of this report.

The Merger is subject to a number of conditions to our and AMR’s obligations, which, if not fulfilled, may result in termination of the Merger Agreement.

The Merger Agreement contains a number of customary conditions to consummation of the Merger, including that certain representations and warranties be accurate, that certain covenants be fulfilled, that certain consents and regulatory approvals have been obtained, that there are no legal prohibitions against consummation of the Merger, that our stockholders have adopted the Merger Agreement, that an order from the Bankruptcy Court confirming AMR’s reorganization plan is in effect, that AMR’s reorganization plan conforms to the requirements of the Merger Agreement, that secured indebtedness of the Debtors and certain other claims against the Debtors not exceed specified levels, and certain other conditions. Many of the conditions to consummation of the Merger are not within either AMR’s or our control and neither of us can predict when or if these conditions will be satisfied. If any of these conditions are not satisfied or waived prior to October 14, 2013, which date may be extended to December 13, 2013 under certain circumstances, it is possible that the Merger will not be consummated in the expected time frame or that the Merger Agreement may be terminated.

The Merger is subject to the receipt of consents and clearances from certain domestic and foreign regulatory authorities that may impose conditions that could have a material and adverse effect on the combined company, or that could delay or, if not obtained, prevent the completion of the Merger.

Before the Merger can be completed, applicable waiting periods must expire or terminate under antitrust laws and various approvals, consents or clearances must be obtained from certain domestic and foreign regulatory entities, including those regulating the provision of commercial aviation services. In deciding whether to grant antitrust or regulatory clearances, the relevant antitrust authorities will consider the effect of the Merger on competition within their relevant jurisdictions. The terms and conditions of approvals that are granted may impose requirements, limitations, costs or restrictions on the conduct of the combined company’s business following the Merger. There can be no assurance that regulators will not impose terms, conditions, requirements, limitations, costs or restrictions that would delay completion of the Merger, impose additional material costs on or limit the revenues of the combined company, or limit some or all of the synergies and other benefits we anticipate following the Merger. In addition, we cannot provide any assurance that any such terms, conditions, requirements, limitations, costs, or restrictions will not result in a material delay in, or the abandonment of, the Merger.

The Merger is subject to the receipt of numerous approvals, including approvals from US Airways Group’s stockholders and confirmation of AMR’s reorganization plan by the Bankruptcy Court. Failure to obtain any of these approvals would prevent the consummation of the Merger.

Before the Merger can be completed, US Airways Group’s stockholders must adopt the Merger Agreement and the Bankruptcy Court must enter an order confirming AMR’s reorganization plan. In addition, unless and until a merger support order approving the Merger Agreement and certain related matters in the form required by the Merger Agreement is entered, the Merger Agreement is not binding on or enforceable against any party. A merger support order meeting the requirements of the Merger Agreement must be entered by the Bankruptcy Court on or before May 14, 2013 or the Merger Agreement may be terminated in accordance with its termination provisions. There can be no assurance that any of these approvals will be obtained. Based on the Bankruptcy Court hearing on March 27, 2013 to consider the merger support motion, which seeks approval of the Merger Agreement and any related objections and the memorandum of decision issued by the Bankruptcy Court on April 11, 2013, we and AMR anticipate that the Bankruptcy Court will enter an order that fails to meet all of the requirements of the Merger Agreement. We and AMR are discussing how to address this anticipated issue. Failure to obtain these required approvals within the expected time frame, or having to make significant changes to the structure, terms, or conditions of the Merger to obtain such approvals, may result in a material delay in, or the abandonment of, the Merger.

A lawsuit has been filed against US Airways Group challenging the Merger and an adverse ruling may prevent the Merger from being completed.

US Airways Group, as well as the members of US Airways Group’s board of directors, were named as defendants in a lawsuit brought by a purported class of US Airways Group’s stockholders challenging the proposed Merger and seeking a declaration that the Merger Agreement is unenforceable, an injunction against the proposed Merger (or rescission in the event it has been consummated), imposition of a constructive trust, an award of fees and costs, including attorneys’ and experts’ fees, and other relief.

Additional lawsuits may be filed against us, AMR, and/or our or AMR’s directors in connection with the Merger. One of the conditions to the closing of the Merger is that no order, writ, injunction, decree, or any other legal rules, regulations, directives, or policies will be in effect that prevent completion of the Merger. Consequently, if a settlement or other resolution is not reached in the lawsuit referenced above and the plaintiffs secure injunctive or other relief prohibiting, delaying, or otherwise adversely affecting the defendants’ ability to complete the Merger, then such injunctive or other relief may prevent the Merger from becoming effective within the expected time frame or at all.

Any delay in completing the Merger could delay the benefits expected to be achieved thereunder.

The need to satisfy conditions and obtain consents, clearances, and approvals for the Merger, as well as any lawsuits related to the Merger, and other events, could delay the consummation of the Merger for a significant period of time or prevent it from occurring. Any delay in consummation of the Merger could cause the combined company to be delayed in realizing some of the synergies and other benefits that the parties anticipate if the Merger is successfully completed within its expected time frame.

Failure to complete the Merger could negatively impact our stock price and our future business and financial results.

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

•	prior to any termination of the Merger Agreement, our operations will be restricted by the terms of the Merger Agreement, which may cause us to forego otherwise attractive business opportunities;

•	we will be required to pay certain costs relating to the Merger, whether or not it is consummated, such as legal, accounting, financial adviser and printing fees, which costs could be substantial; and

•	our management will have focused its attention on negotiating and preparing for the Merger instead of on pursuing other opportunities that could have been beneficial to us.

If the Merger is not completed, we cannot assure you that these risks will not materialize and will not materially and adversely affect our business, financial results, and stock price.

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

These provisions, although customary for these types of transactions, could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of our company from proposing any such acquisition, even if the potential third-party acquirer were prepared to pay consideration with a higher cash or market value than the market value proposed to be received or realized in the Merger or might result in a potential third-party acquirer proposing to pay a lower consideration to our stockholders than it might otherwise have proposed to pay because of the added expense of the $55 million termination fee that would become payable in connection with the termination of the Merger Agreement by us.

If the Merger Agreement is terminated and we decide to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.

The combined company may be unable to integrate our and AMR’s businesses successfully and realize the anticipated benefits of the Merger.

The Merger involves the combination of two companies that currently operate as independent public companies, each of which operates its own international network airline. Historically, the integration of separate airlines has often proven to be more time consuming and to require more resources than initially estimated. The combined company will be required to devote significant management attention and resources to integrating our and AMR’s business practices, cultures, and operations. Potential difficulties the combined company may encounter as part of the integration process include the following:

•	the inability to successfully combine our business with that of AMR in a manner that permits the combined company to achieve the synergies and other benefits anticipated to result from the Merger;

•

the challenge of integrating complex systems, operating procedures, regulatory compliance programs, technology, aircraft fleets, networks, and other assets of the two companies in a manner that minimizes any adverse impact on customers, suppliers, employees, and other constituencies;

•	diversion of the attention of the combined company’s management and other key employees;

•	the challenge of integrating the workforces of the two companies while maintaining focus on providing consistent, high quality customer service and running an efficient operation;

•	disruption of, or the loss of momentum in, the combined company’s ongoing business; and

•

potential unknown liabilities, liabilities that are significantly larger than we currently anticipate and unforeseen increased expenses or delays associated with the Merger, including transition costs to integrate the two businesses that may exceed the approximately $1.2 billion of cash transition costs that we currently anticipate.

Accordingly, even if the Merger is consummated, the contemplated benefits may not be realized fully, or at all, or may take longer to realize than expected.

The use of AMR’s and our respective pre-Merger NOL carryforwards and certain other tax attributes may be limited following the consummation of the Merger.

Under the Code, a corporation is generally allowed a deduction in any taxable year for NOL carryforwards. As of December 31, 2012, AMR had available NOL carryforwards of approximately $6.6 billion for regular U.S. federal income tax purposes, which will expire, if unused, beginning in 2022, and for state income tax purposes of $3.6 billion, which will expire, if unused, in 2013 through 2027. The amount of AMR’s NOL carryforwards for state income tax purposes that will expire, if unused, in 2013 is $105 million. AMR’s NOL carryforwards could be subject to limitation as a result of the Chapter 11 bankruptcy cases and certain related transactions. As of December 31, 2012, we had available NOL carryforwards of approximately $1.5 billion for regular U.S. federal income tax purposes, which will expire, if unused, beginning in 2025, and for state income tax purposes, of approximately $722 million, which will expire, if unused, in 2013 through 2031. The amount of our NOL carryforwards for state income tax purposes that will expire, if unused, in 2013 is $13 million. Our NOL carryforwards may also be subject to limitation as a result of the Merger. In addition, both our and AMR’s NOL carryforwards are subject to adjustment on audit by the U.S. Internal Revenue Service.

A corporation’s ability to deduct its federal NOL carryforwards and to utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 of the Code if it undergoes an “ownership change” as defined in Section 382 of the Code (generally where cumulative stock ownership changes among certain shareholders exceed 50 percentage points during a rolling three-year period). We and AMR each expect to undergo an “ownership change” in connection with AMR’s emergence from its Chapter 11 bankruptcy cases and the Merger, respectively. The general limitation rules for a debtor in a bankruptcy case such as AMR are liberalized where the ownership change occurs upon emergence from bankruptcy. In addition, under certain circumstances, special rules may apply to allow AMR to utilize substantially all of its pre-emergence NOL carryforwards without regard to the general limitations of Section 382 of the Code, and similar rules also may apply to state NOL carryforwards. However, there can be no assurance that these special rules under Section 382 of the Code (or any similar rules under applicable state law) will apply to AMR’s ownership change. Accordingly, the utilization of each of AMR’s and our respective NOL carryforwards and certain other tax attributes could be significantly constrained following AMR’s emergence from its Chapter 11 bankruptcy cases and the Merger. Moreover, an ownership change subsequent to consummation of the Merger could further limit or effectively eliminate the combined company’s ability to utilize such NOL carryforwards and other tax attributes.

The combined company’s ability to use NOL carryforwards will also depend on the amount of taxable income generated in future periods. The NOL carryforwards may expire before the combined company can generate sufficient taxable income to use the NOL carryforwards.

The combined company will require significant liquidity to fund its emergence from Chapter 11 and to achieve successful integration and achieve targeted synergies post-closing.

At emergence from Chapter 11, AMR will be required to or may deem it advisable to settle in cash certain obligations (such as professional fees, certain accrued and unpaid interest, and debt obligations) that matured during the Chapter 11 bankruptcy cases. At this point in the proceedings, AMR cannot predict the amount of cash that could be required to settle such obligations at emergence, but its present estimate is that such costs will be at least $1.3 billion. In addition, the transition costs to integrate the two businesses may exceed the approximately $1.2 billion of cash transition costs that we and AMR currently anticipate. An inability to obtain necessary funding on acceptable terms would have a material adverse impact on the combined company and on its ability to sustain its operations.

Each of our and AMR’s indebtedness and other obligations are, and the combined company’s indebtedness and other obligations following the consummation of the Merger will continue to be, substantial and could adversely affect the combined company’s business and liquidity.

We and AMR have each, and the combined company is expected to continue to have, significant amounts of indebtedness and other obligations, including pension obligations, obligations to make future payments on aircraft equipment and property leases, and obligations under aircraft purchase agreements. Moreover, currently all but a very limited quantity of our and AMR’s assets are pledged to secure their respective indebtedness. Although AMR has substantially reduced its pre-filing debt and lease obligations as a result of the Chapter 11 cases, the combined company is expected to incur substantial additional debt (including secured debt) and lease obligations in the future. If incurred, substantial indebtedness and other obligations could have important consequences. For example, they may:

•

limit the combined company’s ability to obtain additional funding for working capital, to withstand operating risks that are customary in the industry, capital expenditures, acquisitions, investments, integration costs, and general corporate purposes, and adversely affect the terms on which such funding can be obtained;

•

require the combined company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness and other obligations, thereby reducing the funds available for other purposes;

•	make the combined company more vulnerable to economic downturns and catastrophic external events;

•	contain restrictive covenants that could:

•	limit the combined company’s ability to merge, consolidate, sell assets, incur additional indebtedness, issue preferred stock, make investments and pay dividends; and

•

significantly constrain the combined company’s ability to respond, or respond quickly, to unexpected disruptions in its own operations, the U.S. or global economy, or the businesses in which it operates, or to take advantage of opportunities that would improve its business, operations, or competitive position versus other airlines; and

•	limit the combined company’s ability to withstand competitive pressures and reduce its flexibility in responding to changing business and economic conditions.

In addition, increases in the cost of financing could adversely affect the combined company’s liquidity, business, financial condition, and results of operations.

Neither we nor AMR have yet secured financing for all of our scheduled aircraft deliveries, which will be utilized in the fleet of the combined company after the Merger.

Neither we nor AMR have yet secured financing commitments for some of the aircraft that it has on order, commencing with certain deliveries scheduled for 2013, and neither we nor AMR can be assured of the availability or the cost of that financing. If either we or AMR are unable to arrange financing for such aircraft at customary advance rates and on terms and conditions acceptable to it, either company, prior to the Merger, and the combined company thereafter, may need to use cash from operations to purchase such aircraft or may seek to negotiate deferrals for such aircraft with the aircraft manufacturers.

The combined company will have significant pension and other post-employment benefit funding obligations, which may adversely affect its liquidity, financial condition, and results of operations.

The combined company will have significant pension funding obligations, the amount of which will be dependent on the performance of investments held in trust by the pension plans, interest rates for determining liabilities, and actuarial experience. Currently, the combined company’s minimum funding obligation for its pension plans is subject to temporary, favorable rules that are scheduled to expire at the end of 2017. Upon the expiration of those rules, the combined company’s funding obligations are likely to increase materially. In addition, the combined company may have significant obligations for other post-employment benefits depending on the outcome of the adversary proceeding related to the retiree medical and life insurance obligations filed in the Chapter 11 cases. The foregoing post-employment benefit obligations could materially adversely affect the combined company’s liquidity, financial condition, and results of operations.

The combined company will need to obtain sufficient financing or other capital to operate successfully.

We and AMR currently plan to increase the combined company’s revenue in part by investing heavily in renewing and optimizing the combined company’s fleet and integrating the companies. Significant capital resources will be required to achieve these goals and, as a result, we and AMR estimate that the combined company’s planned aggregate capital expenditures on a consolidated basis for calendar years 2013-2017 would be in excess of $20 billion. Accordingly, the combined company will need substantial financing or other capital resources, some of which may be obtained prior to AMR’s emergence from the Chapter 11 cases and thus may be subject to Bankruptcy Court approval. Depending on numerous factors, many of which are out of our and AMR’s, and will be out of the combined company’s, control, such as the state of the domestic and global economy, the credit market’s view of the combined company’s prospects and the airline industry in general, and the general availability of debt and equity capital at the time the combined company seeks capital, the financing and other capital that the combined company will need may not be available to it, or may only be available on onerous terms and conditions. There can be no assurance that the combined company will be successful in obtaining financing or other needed sources of capital to operate successfully.

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

The market price of the combined company’s common stock may be volatile.

The combined company’s common stock will be a new issue of securities, which issue is expected to be approved for listing on the NYSE or NASDAQ to be effective upon issuance of the combined company’s common stock. However, an active public market for the combined company’s common stock may not develop or be sustained after the consummation of the Merger, and no assurance can be given that there will be any liquidity in any such market. If a market for the combined company’s common stock develops, the price at which a holder of the combined company’s common stock could sell its shares may be higher or lower than the implied valuation for the combined company’s common stock provided in the Registration Statement on Form S-4 filed with the SEC by AMR on April 15, 2013. The market price of the combined company’s common stock may fluctuate significantly in response to a number of factors, some of which are beyond our and AMR’s control, including:

•	variations in operating results;

•	changes in financial estimates by securities analysts;

•	changes in market values of airline companies;

•	announcements by the combined company’s competitors of significant acquisitions, strategic partnerships, changes in routes, or capital commitments;

•	the success or failure in managing the combined company, including the integration of our and AMR’s separate operations;

•	increases or decreases in reported holdings by insiders or other significant stockholders;

•	additions or departures of key personnel;

•

future sales of the combined company’s common stock or issuance of the combined company’s common stock upon the exercise or conversion of convertible securities, options, warrants, RSUs, SARs, or similar rights; and

•	fluctuations in trading volume.

Conversion of US Airways Group’s convertible notes will dilute the ownership interest of existing stockholders and could adversely affect the market price of US Airways Group’s common stock.

The conversion of some or all of US Airways Group’s 7.25% convertible senior notes due 2014 will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of US Airways Group’s common stock. In addition, the existence of the convertible notes may encourage short selling by market participants executing hedging strategies.

Certain provisions of US Airways Group’s amended and restated certificate of incorporation and amended and restated bylaws make it difficult for stockholders to change the composition of US Airways Group’s board of directors and may discourage takeover attempts that some of US Airways Group’s stockholders might consider beneficial.

Certain provisions of the amended and restated certificate of incorporation and amended and restated bylaws of US Airways Group may have the effect of delaying or preventing changes in control if US Airways Group’s board of directors determines that such changes in control are not in the best interests of US Airways Group and its stockholders. These provisions include, among other things, the following:

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

These provisions are not intended to prevent a takeover, but are intended to protect and maximize the value of the interests of US Airways Group’s stockholders. While these provisions have the effect of encouraging persons seeking to acquire control of our company to negotiate with our board of directors, they could enable our board of directors to prevent a transaction that some, or a majority, of our stockholders might believe to be in their best interests and, in that case, may prevent or discourage attempts to remove and replace incumbent directors. In addition, US Airways Group is subject to the provisions of Section 203 of the Delaware General Corporation Law, which prohibits business combinations with interested stockholders. Interested stockholders do not include stockholders whose acquisition of US Airways Group’s securities is approved by the board of directors prior to the investment under Section 203.

The market price of the combined company’s common stock after the Merger may be affected by factors different from those currently affecting US Airways Group’s shares.

Upon the consummation of the Merger, holders of US Airways Group’s common stock will become holders of the combined company’s common stock. Our businesses prior to the Merger differ from those of the combined company, and accordingly the results of operations of the combined company may be affected by factors different from those currently affecting our results of operations, including the uncertainty of the market’s ability to value the combined company as it emerges from the Chapter 11 cases.

The percentage ownership interests of US Airways Group stockholders will be reduced as a result of the Merger.

The aggregate number of shares of the combined company’s common stock issuable to holders of US Airways Group’s equity instruments (including stockholders, holders of convertible notes, optionees, and holders of stock-settled SARs and RSUs) in the Merger will represent 28% of the diluted equity ownership of the combined company. The remaining 72% equity ownership of the combined company will be distributable, pursuant to the AMR’s reorganization plan, to stakeholders, labor unions, and certain employees of AMR and the other Debtors. Therefore, each of the US Airways Group stockholders will have a percentage ownership of the combined company that is smaller than the stockholder’s prior percentage ownership of US Airways Group. As a result, the US Airways Group stockholders will have less influence on the management and policies of the combined company than they now have on the management and policies of US Airways Group.

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

In connection with AMR’s emergence from the Chapter 11 cases, the combined company will establish certain limitations on transfers of its common stock which may serve to limit the post-emergence liquidity of its common stock.

To reduce the risk of a potential adverse effect of an “ownership change” as defined in Section 382 of the Code on the combined company’s ability to use its NOL carryforwards and certain other tax attributes and to avoid violation of federal statutory limitations on equity ownership of U.S. commercial airlines by foreign nationals, the combined company’s Certificate of Incorporation will contain certain restrictions on the transfer of the combined company’s common stock. These transfer restrictions may adversely affect the ability of certain holders of the combined company’s common stock to dispose of, acquire, or vote shares of the combined company’s common stock. No assurance can be given that an ownership change will not occur even with tax-related and other restrictions in place or that these provisions will assure compliance with the applicable restrictions on foreign ownership.

Item 6. Exhibits

The exhibits listed in the Exhibit Index following the signature pages to this report are filed as part of this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

US Airways Group, Inc. (Registrant)

Date: April 23, 2013	By:	/s/ Derek J. Kerr

Derek J. Kerr
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

US Airways, Inc. (Registrant)

Date: April 23, 2013	By:	/s/ Derek J. Kerr

Derek J. Kerr
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

2.1

Agreement and Plan of Merger among AMR Corporation, AMR Merger Sub, Inc. and US Airways Group, Inc., dated as of February 13, 2013 (incorporated by reference to Exhibit 2.1 to US Airways Group’s Current Report on Form 8-K/A filed on February 14, 2013 (Commission File No. 1-8444)).#

4.1

Tax Benefit Preservation Plan, dated as of February 13, 2013, between US Airways Group, Inc. and American Stock Transfer & Trust Company, LLC, including the Form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Common Stock as Exhibit B (incorporated by reference to Exhibit 4.1 to US Airways Group’s Current Report on Form 8-K filed on February 14, 2013 (Commission File No. 1-8444)).

10.1	Form of letter agreement regarding equity awards by and between US Airways Group, Inc. and each executive officer of US Airways Group, Inc.

31.1	Certification of US Airways Group’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of US Airways Group’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of US Airways’ Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.4	Certification of US Airways’ Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of US Airways Group’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of US Airways’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

#

Pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC, certain exhibits and schedules to this agreement have been omitted. US Airways Group hereby agrees to furnish supplementally to the SEC, upon its request, any or all of such omitted exhibits or schedules.