Form 10-Q
period 2013-06-30
US AIRWAYS GROUP INC; US AIRWAYS INC
filed 2013-07-24
CIK 701345, 714560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

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

As of July 19, 2013, there were approximately 192,016,784 shares of US Airways Group, Inc. common stock outstanding.

As of July 19, 2013, US Airways, Inc. had 1,000 shares of common stock outstanding, all of which were held by US Airways Group, Inc.

US Airways Group, Inc.

US Airways, Inc.

Form 10-Q

Quarterly Period Ended June 30, 2013

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

•	the impact of extensive government regulation;

•	the impact of heavy taxation;

•	the impact of changes to our business model;

•	the loss of key personnel or our ability to attract and retain qualified personnel;

•	the impact of conflicts overseas or terrorist attacks, and the impact of ongoing security concerns;

•	our ability to operate and grow our route network;

•	the impact of environmental regulation;

•	our reliance on technology and automated systems and the impact of any failure or disruption of, or delay in, these technologies or systems;

•	costs of ongoing data security compliance requirements and the impact of any significant data security breach;

•	the impact of any accident involving our aircraft or the aircraft of our regional operators;

•	delays in scheduled aircraft deliveries or other loss of anticipated fleet capacity;

•	our dependence on a limited number of suppliers for aircraft, aircraft engines and parts;

•	the impact of changing economic and other conditions and the seasonality of our business;

•	the impact of possible future increases in insurance costs or reductions in available insurance coverage;

•	the impact of global events that affect travel behavior, such as an outbreak of a contagious disease;

•	the impact of foreign currency exchange rate fluctuations;

•	our ability to use net operating losses (“NOLs”) and certain other tax attributes;

•	risks relating to our anticipated merger with AMR Corporation (“AMR”);

•	risks relating to our common stock, market factors affecting the price of our common stock, and the rights of stockholders; and

•	other risks and uncertainties listed from time to time in our reports to and filings with the Securities and Exchange Commission (the “SEC”).

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

Item 1A. Condensed Consolidated Financial Statements of US Airways Group, Inc.

US Airways Group, Inc.

Condensed Consolidated Statements of Operations

(In millions, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating revenues:
Mainline passenger	$2,566	$2,446	$4,763	$4,562
Express passenger	882	916	1,640	1,680
Cargo	36	39	77	79
Other	381	353	765	700

Total operating revenues	3,865	3,754	7,245	7,021
Operating expenses:
Aircraft fuel and related taxes	872	906	1,733	1,766
Salaries and related costs	701	674	1,338	1,279
Express expenses	783	803	1,578	1,605
Aircraft rent	153	161	307	323
Aircraft maintenance	177	172	342	336
Other rent and landing fees	158	132	301	272
Selling expenses	124	126	237	237
Special items, net	24	9	63	11
Depreciation and amortization	70	61	136	122
Other	322	306	626	607

Total operating expenses	3,384	3,350	6,661	6,558

Operating income	481	404	584	463
Nonoperating income (expense):
Interest income	1	—	1	1
Interest expense, net	(90)	(85)	(174)	(167)
Other, net	(38)	(13)	(13)	58

Total nonoperating expense, net	(127)	(98)	(186)	(108)

Income before income taxes	354	306	398	355
Income tax provision	67	—	67	—

Net income	$287	$306	$331	$355

Earnings per common share:
Basic earnings per common share	$1.66	$1.89	$1.97	$2.19
Diluted earnings per common share	$1.40	$1.54	$1.65	$1.82
Shares used for computation (in thousands):
Basic	173,215	162,310	168,058	162,220
Diluted	207,931	203,981	207,439	202,997

See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$287	$306	$331	$355
Total other comprehensive income	—	—	—	—

Total comprehensive income	$287	$306	$331	$355

See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.

Condensed Consolidated Balance Sheets

(In millions, except share and per share amounts)

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$3,622	$2,276
Investments in marketable securities	—	100
Accounts receivable, net	490	298
Materials and supplies, net	323	300
Prepaid expenses and other	705	608

Total current assets	5,140	3,582
Property and equipment
Flight equipment	5,852	5,188
Ground property and equipment	1,055	1,005
Less accumulated depreciation and amortization	(1,862)	(1,733)

	5,045	4,460
Equipment purchase deposits	262	244

Total property and equipment	5,307	4,704
Other assets
Other intangibles, net of accumulated amortization of $170 million and $158 million, respectively	527	539
Restricted cash	350	336
Other assets	274	235

Total other assets	1,151	1,110

Total assets	$11,598	$9,396

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of debt and capital leases	$473	$417
Accounts payable	414	366
Air traffic liability	1,535	1,054
Accrued compensation and vacation	269	258
Accrued taxes	248	181
Other accrued expenses	1,028	1,027

Total current liabilities	3,967	3,303
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	5,378	4,376
Deferred gains and credits, net	280	290
Postretirement benefits other than pensions	173	172
Employee benefit liabilities and other	546	465

Total noncurrent liabilities and deferred credits	6,377	5,303
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value; 400,000,000 shares authorized, 190,673,639 shares issued and outstanding at June 30, 2013; 162,502,692 shares issued and outstanding at December 31, 2012	2	2
Additional paid-in capital	2,267	2,134
Accumulated other comprehensive loss	(7)	(7)
Accumulated deficit	(1,008)	(1,339)

Total stockholders’ equity	1,254	790

Total liabilities and stockholders’ equity	$11,598	$9,396

See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Net cash provided by operating activities	$925	$853
Cash flows from investing activities:
Purchases of property and equipment	(713)	(191)
Sales of marketable securities	100	—
Increase in long-term restricted cash	(14)	(28)

Net cash used in investing activities	(627)	(219)
Cash flows from financing activities:
Repayments of debt and capital lease obligations	(1,538)	(263)
Proceeds from issuance of debt	2,628	178
Proceeds from issuance of common stock, net	3	—
Deferred financing costs	(54)	(13)
Airport construction obligation	9	32

Net cash provided by (used in) financing activities	1,048	(66)

Net increase in cash and cash equivalents	1,346	568
Cash and cash equivalents at beginning of period	2,276	1,947

Cash and cash equivalents at end of period	$3,622	$2,515

Non-cash investing and financing activities:
Conversion of 7.25% convertible senior notes	$121	$—
Note payables issued for aircraft purchases	35	—
Interest payable converted to debt	7	11
Supplemental information:
Interest paid, net of amounts capitalized	$120	$114
Income taxes paid	2	—

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

Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The most significant areas of judgment relate to passenger revenue recognition, impairment of long-lived and intangible assets, the frequent traveler program and the deferred tax asset valuation allowance. The Company’s accumulated other comprehensive loss balances at June 30, 2013 and December 31, 2012 related to pension and other postretirement benefits.

2. Merger Agreement

On February 13, 2013, AMR Corporation, a Delaware corporation (“AMR”), US Airways Group, and AMR Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of AMR (“Merger Sub”), entered into an Agreement and Plan of Merger (as subsequently amended, the “Merger Agreement”), providing for a business combination of AMR and US Airways Group. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into US Airways Group (the “Merger”), with US Airways Group as the surviving corporation and as a wholly owned subsidiary of AMR. The Merger Agreement and the transactions contemplated thereby are to be effected pursuant to a plan of reorganization of AMR and certain of its direct and indirect domestic subsidiaries (the “Debtors”) in connection with their currently pending cases under Chapter 11 of Title 11 of U.S. Code, 11 U.S.C. Sections 101 et seq. (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). AMR’s plan of reorganization is subject to confirmation by the Bankruptcy Court in accordance with the requirements of the Bankruptcy Code. Consummation of the Merger is subject to confirmation of AMR’s plan of reorganization and other customary closing conditions, including certain regulatory approvals. The Merger was approved by US Airways Group’s shareholders on July 12, 2013.

3. Special Items, Net

Special items, net as shown on the condensed consolidated statements of operations included the following charges for the three and six months ended June 30, 2013 and 2012 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Special items, net (a)	$24	$9	$63	$11

(a)	The 2013 second quarter consisted primarily of merger related costs. The 2013 six month period consisted primarily of merger related costs and charges related to the ratification of the US Airways flight attendant collective bargaining agreement.

The 2012 second quarter and six month periods consisted primarily of merger related and auction rate securities arbitration costs.

In addition, other nonoperating, net in the second quarter of 2013 included $31 million primarily related to special debt extinguishment charges due to non-cash write offs of debt discount and debt issuance costs in connection with conversions of 7.25% convertible senior notes and repayment of the former Citicorp North America term loan. Other nonoperating, net in the six month period of 2013 included $31 million in special charges primarily related to debt extinguishment costs discussed above, offset in part by a $30 million special credit in connection with an award received in an arbitration related to previous investments in auction rate securities.

Other nonoperating, net in the second quarter of 2012 included $3 million in special charges for debt prepayment penalties and non-cash write offs of certain debt issuance costs related to the refinancing of two Airbus aircraft. Other nonoperating, net in the six month period of 2012 included a $73 million special gain related to the slot transaction with Delta Air Lines, Inc., offset in part by $3 million in debt prepayment penalties and non-cash write offs of certain debt issuance costs discussed above.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic EPS:
Net income	$287	$306	$331	$355

Weighted average common shares outstanding (in thousands)	173,215	162,310	168,058	162,220

Basic EPS	$1.66	$1.89	$1.97	$2.19

Diluted EPS:
Net income	$287	$306	$331	$355
Interest expense on 7.25% convertible senior notes	4	8	10	15
Interest expense on 7% senior convertible notes	—	—	—	—

Net income for purposes of computing diluted EPS	$291	$314	$341	$370

Share computation for diluted EPS (in thousands):
Weighted average common shares outstanding	173,215	162,310	168,058	162,220
Dilutive effect of stock awards	6,041	3,726	6,070	2,832
Assumed conversion of 7.25% convertible senior notes	28,533	37,746	33,140	37,746
Assumed conversion of 7% senior convertible notes	142	199	171	199

Weighted average common shares outstanding as adjusted	207,931	203,981	207,439	202,997

Diluted EPS	$1.40	$1.54	$1.65	$1.82

The following were excluded from the computation of diluted EPS because inclusion of shares would be antidilutive (in thousands):

Stock options, SARs and RSUs	474	1,752	473	1,648

5. Debt

The following table details the Company’s debt (in millions). Variable interest rates listed are the rates as of June 30, 2013.

	June 30, 2013	December 31, 2012
Secured
2013 Citicorp credit facility tranche B-1, variable interest rate of 4.25%, installments due through 2019	$1,000	$—
2013 Citicorp credit facility tranche B-2, variable interest rate of 3.50%, installments due through 2016	600	—
Citicorp North America loan	—	1,120
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.59% to 8.48%, maturing from 2013 to 2029	1,407	1,708
Aircraft enhanced equipment trust certificates (“EETCs”), fixed interest rates ranging from 4.625% to 11%, maturing from 2014 to 2025	2,049	1,598
Other secured obligations, fixed interest rate of 8%, maturing from 2018 to 2021	26	27

	5,082	4,453
Unsecured
6.125% senior notes, interest only payments until due in 2018	500	—
Barclays prepaid miles, variable interest rate of 4.94%, interest only payments	200	200
7.25% convertible senior notes, interest only payments until due in 2014	51	172
Airbus advance, repayments through 2018	90	83
Industrial development bonds, fixed interest rate of 6.30%, interest only payments until due in 2023	29	29
7% senior convertible notes	—	5

	870	489

Total long-term debt and capital lease obligations	5,952	4,942
Less: Total unamortized discount on debt	(101)	(149)
Current maturities	(473)	(417)

Long-term debt and capital lease obligations, net of current maturities	$5,378	$4,376

The Company was in compliance with the covenants in its debt agreements at June 30, 2013.

2013 Citicorp Credit Facility

On May 23, 2013, US Airways entered into a term loan credit facility (the “2013 Citicorp credit facility”) with Citicorp North America, Inc., as administrative agent, and a syndicate of lenders pursuant to which US Airways borrowed an aggregate principal amount of $1.6 billion. Approximately $1.3 billion of the net proceeds were applied to repay US Airways Group’s former Citicorp North America loan and certain other secured debt of US Airways with remaining net proceeds to be used for general corporate purposes. As a result of the repayment of this loan, the Company recorded approximately $8 million in special debt extinguishment charges which are included within other nonoperating expense, net on the accompanying condensed consolidated statement of operations. US Airways Group and certain other subsidiaries of US Airways Group are guarantors of the 2013 Citicorp credit facility.

The 2013 Citicorp credit facility consists of $1.0 billion of tranche B-1 term loans (“Tranche B-1”) and $600 million of tranche B-2 term loans (“Tranche B-2”). The 2013 Citicorp credit facility is prepayable at any time with a premium of 1% applicable to certain prepayments made prior to November 23, 2013.

The 2013 Citicorp credit facility bears interest at an index rate plus an applicable index margin or, at US Airways’ option, LIBOR (subject to a floor) plus an applicable LIBOR margin. The applicable index margin for Tranche B-1 and Tranche B-2 is 2.25% and 1.50%, respectively. The applicable LIBOR margin for Tranche B-1 and Tranche B-2 is 3.25% and 2.50%, respectively. The applicable index and LIBOR margins are subject to a step down of 0.25% upon the consummation of the Merger. As of June 30, 2013, the interest rate was 4.25% based on a 3.25% LIBOR margin for Tranche B-1 and 3.50% based on a 2.50% LIBOR margin for Tranche B-2.

Tranche B-1 and Tranche B-2 mature on May 23, 2019 and November 23, 2016, respectively, and each is repayable in annual installments to be paid on each anniversary of the closing date in an amount equal to 1% of the initial aggregate principal amount of the loans with any unpaid balance due on the maturity date of the respective tranche.

The obligations of US Airways under the 2013 Citicorp credit facility are secured by liens on certain route authorities to operate between certain specified cities, certain take-off and landing rights at certain airports and certain other assets of US Airways.

Upon consummation of the Merger, AMR (or its successor) and American Airlines, Inc. will be required to join the 2013 Citicorp credit facility as obligors, at which time certain dollar-limited exceptions to restrictive covenants and certain cross-default thresholds will automatically be increased.

The 2013 Citicorp credit facility includes covenants that, among other things, (a) require US Airways to maintain (i) unrestricted liquidity of not less than $850 million prior to the Merger and AMR (or its successor) to maintain unrestricted liquidity of not less than $2 billion following the Merger, in both cases with not less than $750 million held in accounts subject to control agreements, and (ii) a minimum ratio of appraised value of collateral to the outstanding loans under the facility of 1.5 to 1.0 and (b) restrict the ability of US Airways Group and its subsidiaries party to the 2013 Citicorp credit facility (and after the Merger AMR, or its successor, and its subsidiaries party to the 2013 Citicorp credit facility) to make certain investments and restricted payments. The 2013 Citicorp credit facility contains events of default customary for similar financings, including a cross-acceleration provision to certain other material indebtedness of US Airways and the guarantors.

6.125% Senior Notes

On May 24, 2013, US Airways Group issued $500 million aggregate principal amount of 6.125% Senior Notes due 2018 (the “6.125% senior notes”), the net proceeds of which will be used for general corporate purposes. These notes bear interest at a rate of 6.125% per annum, which is payable semi-annually on each June 1 and December 1, beginning December 1, 2013. The 6.125% senior notes mature on June 1, 2018 and are fully and unconditionally guaranteed by US Airways. The 6.125% senior notes are general unsecured senior obligations of the Company.

The 6.125% senior notes may be accelerated upon the occurrence of events of default, which are customary for securities of this nature. The Company, at its option, may redeem some or all of the 6.125% senior notes at any time at a redemption price equal to the greater of (1) 100% of the principal amount of the 6.125% senior notes to be redeemed and (2) a make-whole amount based on the sum of the present values of the remaining scheduled payments of principal and interest on the 6.125% senior notes discounted to the redemption date using a rate based on comparable U.S. Treasury securities plus 50 basis points, plus in either case accrued and unpaid interest to the redemption date. In the event of a specified change in control (not including the Merger), each holder may require the Company to repurchase all or a portion of their 6.125% senior notes for cash at a price equal to 101% of the principal amount of the 6.125% senior notes to be repurchased plus any accrued and unpaid interest, if any, to (but not including) the repurchase date.

2013-1 EETCs

In April 2013, US Airways created two pass-through trusts which issued approximately $820 million aggregate face amount of Series 2013-1 Class A and Class B EETCs in connection with the financing of 18 Airbus aircraft scheduled to be delivered from September 2013 to June 2014. The 2013-1 EETCs represent fractional undivided interests in the respective pass-through trusts and are not obligations of US Airways. Proceeds received from the sale of EETCs are initially held by a depository in escrow for the benefit of the certificate holders until US Airways issues equipment notes to the trust, which purchases the notes with a portion of the escrowed funds. These escrowed funds are not guaranteed by US Airways and are not reported as debt on US Airways’ condensed balance sheet because the proceeds held by the depository are not US Airways’ assets. The escrowed proceeds will be used to purchase Series A and Series B equipment notes as the new aircraft are delivered. The Series A equipment notes will bear interest at 3.95% per annum with a final expected distribution date of November 2025. The Series B equipment notes will bear interest at 5.375% per annum with a final expected distribution date of November 2021. The equipment notes will be obligations of US Airways and will be unconditionally guaranteed by US Airways Group.

2012-2 EETCs

In June 2013, US Airways created a new pass-through trust and issued a new class of its US Airways Pass Through Certificates, Series 2012-2: Class C in the aggregate face amount of $100 million. US Airways previously issued two classes of US Airways Pass Through Certificates, Series 2012-2: Class A and Class B, pursuant to separate trusts established for each of the Class A certificates and Class B certificates at the time of the issuance thereof in December 2012.

In the second quarter of 2013, US Airways issued $345 million of equipment notes in three series under its 2012-2 EETCs: Series A equipment notes in the amount of $223 million bearing interest at 4.625% per annum, Series B equipment notes in the amount of $69 million bearing interest at 6.75% per annum and Series C equipment notes in the amount of $53 million bearing interest at 5.45% per annum. Interest on the equipment notes is payable semiannually in June and December of each year and began in June 2013 for Series A and Series B, and will begin in December 2013 for Series C. Principal payments on the Series A and Series B equipment notes are scheduled to begin in December 2013. The final payments on the Series A equipment notes, Series B equipment notes and Series C equipment notes will be due in June 2025, June 2021 and June 2018, respectively. US Airways’ payment obligations under the equipment notes are fully and unconditionally guaranteed by US Airways Group. The only principal payments due on the Series C equipment notes are the principal payments that will be due on the final payment date. The net proceeds from the issuance of these equipment notes were used to finance six Airbus aircraft delivered in May 2013 through June 2013. The equipment notes are secured by liens on aircraft.

Other Aircraft Financing Transactions

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

7.25% Convertible Senior Notes

In the second quarter of 2013, holders converted approximately $121 million principal amount of the 7.25% convertible senior notes, resulting in the issuance of approximately 26.5 million shares of the Company’s common stock. In connection with the conversion of these notes, the Company recorded approximately $23 million in special debt extinguishment charges which are included within other nonoperating expense, net on the accompanying condensed consolidated statement of operations.

Fair Value of Debt

The carrying value and estimated fair value of the Company’s long-term debt was (in millions):

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$5,851	$6,109	$4,793	$5,021

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

6. Income Taxes

At December 31, 2012, gross net operating losses (“NOLs”) available for use by the Company were approximately $1.5 billion for federal income tax purposes. To the extent profitable, all of the Company’s NOLs are expected to be available for use in 2013. The Company will use these NOLs to reduce its cash tax obligations when profitable going forward. The NOLs expire during the years 2025 through 2031. The Company also had approximately $69 million of tax-effected state NOLs at December 31, 2012.

At December 31, 2012, the Company was in a net deferred tax asset position for financial reporting purposes, which included the NOLs, and was subject to a full valuation allowance. The federal and state valuation allowances were $118 million and $42 million, respectively, which included $32 million allocated primarily to certain federal capital loss carryforwards.

For each of the three and six months ended June 30, 2013, the Company utilized NOLs to offset its taxable income. Historically, utilization of NOLs reduced the Company’s net deferred tax asset and in turn resulted in the release of its valuation allowance, which offset the Company’s tax provision dollar for dollar. The Company’s second quarter 2013 pre-tax income resulted in the utilization of NOLs and the Company’s remaining valuation allowance associated with federal income taxes. This release of valuation allowance offset only a portion of the Company’s tax provision. Accordingly, in each of the three and six months ended June 30, 2013, the Company recorded $65 million of non-cash federal income tax expense and $2 million of state income tax expense related to certain states where NOLs were limited or unavailable to be used. As of June 30, 2013, the Company had approximately $1.1 billion of NOLs remaining for federal income tax purposes.

For each of the three and six months ended June 30, 2012, NOL usage and release of valuation allowance offset the Company’s tax provision. As a result, the Company did not record federal income tax expense and recorded a nominal amount of state income tax expense related to certain states where NOLs were limited or unavailable to be used.

When profitable, the Company is ordinarily subject to Alternative Minimum Tax (“AMT”). However as the result of a special tax election made in 2009, the Company was able to utilize AMT NOLs to fully offset its AMT taxable income for each of the three and six months ended June 30, 2013 and 2012.

7. Express Expenses

Expenses associated with the Company’s wholly owned regional airlines and affiliate regional airlines operating as US Airways Express are classified as express expenses on the condensed consolidated statements of operations. Express expenses consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Aircraft fuel and related taxes	$261	$282	$532	$558
Salaries and related costs	76	78	153	151
Capacity purchases	273	275	543	552
Aircraft rent	13	13	26	26
Aircraft maintenance	27	23	54	55
Other rent and landing fees	33	33	65	67
Selling expenses	45	47	85	87
Special items, net	—	3	2	3
Depreciation and amortization	8	8	16	15
Other expenses	47	41	102	91

Express expenses	$783	$803	$1,578	$1,605

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

On April 21, 2011, US Airways filed an antitrust lawsuit against Sabre Holdings Corporation, Sabre Inc. and Sabre Travel International Limited (collectively, “Sabre”) in Federal District Court for the Southern District of New York. The lawsuit alleges, among other things, that Sabre has engaged in anticompetitive practices that illegally restrain US Airways’ ability to distribute its products to its customers. The lawsuit also alleges that these actions have prevented US Airways from employing new competing technologies and have allowed Sabre to continue to charge US Airways supracompetitive fees. The lawsuit seeks both injunctive relief and money damages. Sabre filed a motion to dismiss the case, which the court denied in part and granted in part in September 2011, allowing two of the four counts in the complaint to proceed. The Company intends to pursue its claims against Sabre vigorously, but there can be no assurance of the outcome of this litigation.

On March 1, 2013, a putative class action lawsuit captioned Plumbers & Steamfitters Local Union No. 248 Pension Fund v. US Airways Group, Inc., et al., No. CV2013-051605 was filed in the Superior Court of the State of Arizona in Maricopa County. On July 3, 2013, a Second Amended Complaint was filed in the above-referenced action, captioned Dennis Palkon, et al. v. US Airways Group, Inc., et al., No. CV2013-051605. The complaint names as defendants US Airways Group and the members of its board of directors, and alleges that the directors breached their fiduciary duties in connection with the Merger by failing to maximize the value of US Airways Group and ignoring or failing to protect against conflicts of interest, and that US Airways Group aided and abetted those breaches of fiduciary duty. The complaint seeks a declaration that the Merger Agreement is unenforceable, an injunction against the Merger, or rescission in the event it has been consummated, imposition of a constructive trust, an award of fees and costs, including attorneys’ and experts’ fees, and other relief. On June 20, 2013, the plaintiff in the above-referenced action moved for a temporary restraining order seeking to temporarily enjoin the Company Annual Meeting of Stockholders. On June 25, 2013, the court in the above-referenced action entered an order denying the plaintiff’s motion for a temporary restraining order. The Company believes this lawsuit is without merit and intends to vigorously defend against the allegations.

On July 2, 2013, a lawsuit captioned Carolyn Fjord, et al., v. US Airways Group, Inc., et al., No. 13-3041-SBA was filed in the United States District Court for the Northern District of California. The complaint names as defendants US Airways Group, Inc. and US Airways, Inc., and alleges that the effect of the Merger may be to substantially lessen competition, or tend to create a monopoly, in the transportation of airline passengers in the United States and certain submarkets and in violation of Section 7 of the Clayton Antitrust Act, 15 U.S.C. Section 18. The complaint seeks a declaration that the Merger Agreement violates Section 7 of the Clayton Antitrust Act, an injunction against the Merger, or divestiture, an award of fees and costs, including attorney’s fees, and other relief. The Company believes this lawsuit is without merit and intends to vigorously defend against the allegations.

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

9. Subsequent Event

In July 2013, the Company repaid in full the Barclays prepaid miles at their face amount of $200 million plus accrued interest.

Item 1B. Condensed Financial Statements of US Airways, Inc.

US Airways, Inc.

Condensed Statements of Operations

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating revenues:
Mainline passenger	$2,566	$2,446	$4,763	$4,562
Express passenger	882	916	1,640	1,680
Cargo	36	39	77	79
Other	421	394	842	778

Total operating revenues	3,905	3,795	7,322	7,099
Operating expenses:
Aircraft fuel and related taxes	872	906	1,733	1,766
Salaries and related costs	701	674	1,338	1,279
Express expenses	814	841	1,636	1,671
Aircraft rent	153	161	307	323
Aircraft maintenance	177	172	342	336
Other rent and landing fees	158	132	301	272
Selling expenses	124	126	237	237
Special items, net	24	9	63	11
Depreciation and amortization	72	64	141	127
Other	333	315	645	626

Total operating expenses	3,428	3,400	6,743	6,648

Operating income	477	395	579	451
Nonoperating income (expense):
Interest income	1	—	1	1
Interest expense, net	(67)	(60)	(125)	(118)
Other, net	(8)	(13)	17	59

Total nonoperating expense, net	(74)	(73)	(107)	(58)

Income before income taxes	403	322	472	393
Income tax provision	78	—	78	—

Net income	$325	$322	$394	$393

See accompanying notes to the condensed financial statements.

US Airways, Inc.

Condensed Statements of Comprehensive Income

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$325	$322	$394	$393
Total other comprehensive income	—	—	—	—

Total comprehensive income	$325	$322	$394	$393

See accompanying notes to the condensed financial statements.

US Airways, Inc.

Condensed Balance Sheets

(In millions, except share and per share amounts)

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$3,614	$2,271
Investments in marketable securities	—	100
Accounts receivable, net	487	297
Receivables from related parties, net	197	—
Materials and supplies, net	291	247
Prepaid expenses and other	699	601

Total current assets	5,288	3,516
Property and equipment
Flight equipment	5,698	5,035
Ground property and equipment	1,014	968
Less accumulated depreciation and amortization	(1,772)	(1,648)

	4,940	4,355
Equipment purchase deposits	262	244

Total property and equipment	5,202	4,599
Other assets
Other intangibles, net of accumulated amortization of $157 million and $146 million, respectively	499	510
Restricted cash	350	336
Other assets	264	223

Total other assets	1,113	1,069

Total assets	$11,603	$9,184

LIABILITIES & STOCKHOLDER’S EQUITY
Current liabilities
Current maturities of debt and capital leases	$380	$401
Accounts payable	388	331
Payables to related parties, net	76	521
Air traffic liability	1,535	1,054
Accrued compensation and vacation	260	246
Accrued taxes	250	183
Other accrued expenses	994	995

Total current liabilities	3,883	3,731
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	4,734	2,952
Deferred gains and credits, net	246	247
Postretirement benefits other than pensions	171	170
Employee benefit liabilities and other	520	429

Total noncurrent liabilities and deferred credits	5,671	3,798
Commitments and contingencies
Stockholder’s equity
Common stock, $1 par value, 1,000 shares issued and outstanding	—	—
Additional paid-in capital	2,445	2,445
Accumulated other comprehensive income	13	13
Accumulated deficit	(409)	(803)

Total stockholder’s equity	2,049	1,655

Total liabilities and stockholder’s equity	$11,603	$9,184

See accompanying notes to the condensed financial statements.

US Airways, Inc.

Condensed Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Net cash provided by operating activities	$889	$834
Cash flows from investing activities:
Purchases of property and equipment	(705)	(186)
Sales of marketable securities	100	—
Increase in long-term restricted cash	(14)	(28)

Net cash used in investing activities	(619)	(214)
Cash flows from financing activities:
Repayments of debt and capital lease obligations	(413)	(247)
Proceeds from issuance of debt	2,128	178
Deferred financing costs	(47)	(13)
Decrease in payables to related parties, net	(604)	—
Airport construction obligation	9	32

Net cash provided by (used in) financing activities	1,073	(50)

Net increase in cash and cash equivalents	1,343	570
Cash and cash equivalents at beginning of period	2,271	1,940

Cash and cash equivalents at end of period	$3,614	$2,510

Non-cash investing and financing activities:
Note payables issued for aircraft purchases	$35	$—
Interest payable converted to debt	7	11
Supplemental information:
Interest paid, net of amounts capitalized	$95	$86
Income taxes paid	1	—

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

Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited condensed financial statements for the interim periods presented. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The most significant areas of judgment relate to passenger revenue recognition, impairment of long-lived and intangible assets, the frequent traveler program and the deferred tax asset valuation allowance. US Airways’ accumulated other comprehensive income balances at June 30, 2013 and December 31, 2012 related to other postretirement benefits.

2. Merger Agreement

On February 13, 2013, AMR Corporation, a Delaware corporation (“AMR”), US Airways Group, and AMR Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of AMR (“Merger Sub”), entered into an Agreement and Plan of Merger (as subsequently amended, the “Merger Agreement”), providing for a business combination of AMR and US Airways Group. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into US Airways Group (the “Merger”), with US Airways Group as the surviving corporation and as a wholly owned subsidiary of AMR. The Merger Agreement and the transactions contemplated thereby are to be effected pursuant to a plan of reorganization of AMR and certain of its direct and indirect domestic subsidiaries (the “Debtors”) in connection with their currently pending cases under Chapter 11 of Title 11 of U.S. Code, 11 U.S.C. Sections 101 et seq. (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). AMR’s plan of reorganization is subject to confirmation by the Bankruptcy Court in accordance with the requirements of the Bankruptcy Code. Consummation of the Merger is subject to confirmation of AMR’s plan of reorganization and other customary closing conditions, including certain regulatory approvals. The Merger was approved by US Airways Group’s shareholders on July 12, 2013.

3. Special Items, Net

Special items, net as shown on the condensed statements of operations included the following charges for the three and six months ended June 30, 2013 and 2012 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Special items, net (a)	$24	$9	$63	$11

(a)	The 2013 second quarter consisted primarily of merger related costs. The 2013 six month period consisted primarily of merger related costs and charges related to the ratification of the US Airways flight attendant collective bargaining agreement.

The 2012 second quarter and six month periods consisted primarily of merger related and auction rate securities arbitration costs.

In addition, other nonoperating, net in the second quarter of 2013 included $2 million primarily related to special debt extinguishment charges due to non-cash write offs of debt issuance costs. Other nonoperating, net in the six month period of 2013 included a $30 million special credit in connection with an award received in an arbitration related to previous investments in auction rate securities, offset in part by $2 million in special charges primarily related to debt extinguishment costs discussed above.

Other nonoperating, net in the second quarter of 2012 included $3 million in special charges for debt prepayment penalties and non-cash write offs of certain debt issuance costs related to the refinancing of two Airbus aircraft. Other nonoperating, net in the six month period of 2012 included a $73 million special gain related to the slot transaction with Delta Air Lines, Inc., offset in part by $3 million in debt prepayment penalties and non-cash write offs of certain debt issuance costs discussed above.

4. Debt

The following table details US Airways’ debt (in millions). Variable interest rates listed are the rates as of June 30, 2013.

	June 30, 2013	December 31, 2012
Secured
2013 Citicorp credit facility tranche B-1, variable interest rate of 4.25%, installments due through 2019	$1,000	$—
2013 Citicorp credit facility tranche B-2, variable interest rate of 3.50%, installments due through 2016	600	—
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.59% to 8.48%, maturing from 2013 to 2022	1,377	1,678
Aircraft enhanced equipment trust certificates (“EETCs”), fixed interest rates ranging from 4.625% to 11%, maturing from 2014 to 2025	2,049	1,598
Other secured obligations, fixed interest rate of 8%, maturing from 2018 to 2021	26	27

	5,052	3,303
Unsecured
Airbus advance, repayments through 2018	90	83
Industrial development bonds, fixed interest rate of 6.30%, interest only payments until due in 2023	29	29

	119	112

Total long-term debt and capital lease obligations	5,171	3,415
Less: Total unamortized discount on debt	(57)	(62)
Current maturities	(380)	(401)

Long-term debt and capital lease obligations, net of current maturities	$4,734	$2,952

US Airways was in compliance with the covenants in its debt agreements at June 30, 2013.

2013 Citicorp Credit Facility

On May 23, 2013, US Airways entered into a term loan credit facility (the “2013 Citicorp credit facility”) with Citicorp North America, Inc., as administrative agent, and a syndicate of lenders pursuant to which US Airways borrowed an aggregate principal amount of $1.6 billion. Approximately $1.3 billion of the net proceeds were applied to repay US Airways Group’s former Citicorp North America loan and certain other secured debt of US Airways with remaining net proceeds to be used for general corporate purposes. As a result of the repayment of this loan, US Airways recorded approximately $2 million in special debt extinguishment charges which are included within other nonoperating expense, net on the accompanying condensed statement of operations. US Airways Group and certain other subsidiaries of US Airways Group are guarantors of the 2013 Citicorp credit facility.

The 2013 Citicorp credit facility consists of $1.0 billion of tranche B-1 term loans (“Tranche B-1”) and $600 million of tranche B-2 term loans (“Tranche B-2”). The 2013 Citicorp credit facility is prepayable at any time with a premium of 1% applicable to certain prepayments made prior to November 23, 2013.

The 2013 Citicorp credit facility bears interest at an index rate plus an applicable index margin or, at US Airways’ option, LIBOR (subject to a floor) plus an applicable LIBOR margin. The applicable index margin for Tranche B-1 and Tranche B-2 is 2.25% and 1.50%, respectively. The applicable LIBOR margin for Tranche B-1 and Tranche B-2 is 3.25% and 2.50%, respectively. The applicable index and LIBOR margins are subject to a step down of 0.25% upon the consummation of the Merger. As of June 30, 2013, the interest rate was 4.25% based on a 3.25% LIBOR margin for Tranche B-1 and 3.50% based on a 2.50% LIBOR margin for Tranche B-2.

Tranche B-1 and Tranche B-2 mature on May 23, 2019 and November 23, 2016, respectively, and each is repayable in annual installments to be paid on each anniversary of the closing date in an amount equal to 1% of the initial aggregate principal amount of the loans with any unpaid balance due on the maturity date of the respective tranche.

The obligations of US Airways under the 2013 Citicorp credit facility are secured by liens on certain route authorities to operate between certain specified cities, certain take-off and landing rights at certain airports and certain other assets of US Airways.

Upon consummation of the Merger, AMR (or its successor) and American Airlines, Inc. will be required to join the 2013 Citicorp credit facility as obligors, at which time certain dollar-limited exceptions to restrictive covenants and certain cross-default thresholds will automatically be increased.

The 2013 Citicorp credit facility includes covenants that, among other things, (a) require US Airways to maintain (i) unrestricted liquidity of not less than $850 million prior to the Merger and AMR (or its successor) to maintain unrestricted liquidity of not less than $2 billion following the Merger, in both cases with not less than $750 million held in accounts subject to control agreements, and (ii) a minimum ratio of appraised value of collateral to the outstanding loans under the facility of 1.5 to 1.0 and (b) restrict the ability of US Airways Group and its subsidiaries party to the 2013 Citicorp credit facility (and after the Merger AMR, or its successor, and its subsidiaries party to the 2013 Citicorp credit facility) to make certain investments and restricted payments. The 2013 Citicorp credit facility contains events of default customary for similar financings, including a cross-acceleration provision to certain other material indebtedness of US Airways and the guarantors.

2013-1 EETCs

In April 2013, US Airways created two pass-through trusts which issued approximately $820 million aggregate face amount of Series 2013-1 Class A and Class B EETCs in connection with the financing of 18 Airbus aircraft scheduled to be delivered from September 2013 to June 2014. The 2013-1 EETCs represent fractional undivided interests in the respective pass-through trusts and are not obligations of US Airways. Proceeds received from the sale of EETCs are initially held by a depository in escrow for the benefit of the certificate holders until US Airways issues equipment notes to the trust, which purchases the notes with a portion of the escrowed funds. These escrowed funds are not guaranteed by US Airways and are not reported as debt on US Airways’ condensed balance sheet because the proceeds held by the depository are not US Airways’ assets. The escrowed proceeds will be used to purchase Series A and Series B equipment notes as the new aircraft are delivered. The Series A equipment notes will bear interest at 3.95% per annum with a final expected distribution date of November 2025. The Series B equipment notes will bear interest at 5.375% per annum with a final expected distribution date of November 2021. The equipment notes will be obligations of US Airways and will be unconditionally guaranteed by US Airways Group.

2012-2 EETCs

In June 2013, US Airways created a new pass-through trust and issued a new class of its US Airways Pass Through Certificates, Series 2012-2: Class C in the aggregate face amount of $100 million. US Airways previously issued two classes of US Airways Pass Through Certificates, Series 2012-2: Class A and Class B, pursuant to separate trusts established for each of the Class A certificates and Class B certificates at the time of the issuance thereof in December 2012.

In the second quarter of 2013, US Airways issued $345 million of equipment notes in three series under its 2012-2 EETCs: Series A equipment notes in the amount of $223 million bearing interest at 4.625% per annum, Series B equipment notes in the amount of $69 million bearing interest at 6.75% per annum and Series C equipment notes in the amount of $53 million bearing interest at 5.45% per annum. Interest on the equipment notes is payable semiannually in June and December of each year and began in June 2013 for Series A and Series B, and will begin in December 2013 for Series C. Principal payments on the Series A and Series B equipment notes are scheduled to begin in December 2013. The final payments on the Series A equipment notes, Series B equipment notes and Series C equipment notes will be due in June 2025, June 2021 and June 2018, respectively. US Airways’ payment obligations under the equipment notes are fully and unconditionally guaranteed by US Airways Group. The only principal payments due on the Series C equipment notes are the principal payments that will be due on the final payment date. The net proceeds from the issuance of these equipment notes were used to finance six Airbus aircraft delivered in May 2013 through June 2013. The equipment notes are secured by liens on aircraft.

Other Aircraft Financing Transactions

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

Fair Value of Debt

The carrying value and estimated fair value of US Airways’ long-term debt was (in millions):

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$5,114	$5,198	$3,353	$3,304

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

5. Related Party Transactions

The following represents the net receivables from (payables to) related parties (in millions):

	June 30, 2013	December 31, 2012
US Airways Group	$197	$(453)
US Airways Group’s wholly owned subsidiaries	(76)	(68)

	$121	$(521)

US Airways Group has the ability to move funds freely between its operating subsidiaries to support operations. These transfers are recognized as intercompany transactions. The decrease in the intercompany payable to US Airways Group primarily resulted from the repayment of US Airways Group’s former Citicorp North America term loan, offset in part by proceeds from the issuance of US Airways Group’s 6.125% Senior Notes.

The net payable to US Airways Group’s wholly owned subsidiaries consists of amounts due under regional capacity agreements with the other airline subsidiaries and fuel purchase arrangements with a non-airline subsidiary.

6. Income Taxes

US Airways is part of the US Airways Group consolidated income tax return.

At December 31, 2012, gross net operating losses (“NOLs”) available for use by US Airways were approximately $1.4 billion for federal income tax purposes. To the extent profitable, all of US Airways’ NOLs are expected to be available for use in 2013. US Airways will use these NOLs to reduce its cash tax obligations when profitable going forward. The NOLs expire during the years 2025 through 2031. US Airways also had approximately $67 million of tax-effected state NOLs at December 31, 2012.

At December 31, 2012, US Airways was in a net deferred tax asset position for financial reporting purposes, which included the NOLs, and was subject to a full valuation allowance. The federal and state valuation allowances were $126 million and $42 million, respectively, which included $32 million allocated primarily to certain federal capital loss carryforwards.

For each of the three and six months ended June 30, 2013, US Airways utilized NOLs to offset its taxable income. Historically, utilization of NOLs reduced US Airways’ net deferred tax asset and in turn resulted in the release of its valuation allowance, which offset US Airways’ tax provision dollar for dollar. US Airways’ second quarter 2013 pre-tax income resulted in the utilization of NOLs and US Airways’ remaining valuation allowance associated with federal income taxes. This release of valuation allowance offset only a portion of US Airways’ tax provision. Accordingly, in each of the three and six months ended June 30, 2013, US Airways recorded $77 million of non-cash federal income tax expense and $1 million of state income tax expense related to certain states where NOLs were limited or unavailable to be used.

For each of the three and six months ended June 30, 2012, NOL usage and release of valuation allowance offset US Airways’ tax provision. As a result, US Airways did not record federal income tax expense and recorded a nominal amount of state income tax expense related to certain states where NOLs were limited or unavailable to be used.

When profitable, US Airways is ordinarily subject to Alternative Minimum Tax (“AMT”). However as the result of a special tax election made in 2009, US Airways was able to utilize AMT NOLs to fully offset its AMT taxable income for each of the three and six months ended June 30, 2013 and 2012.

7. Express Expenses

Expenses associated with affiliate regional airlines operating as US Airways Express are classified as express expenses on the condensed statements of operations. Express expenses consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Aircraft fuel and related taxes	$261	$282	$532	$559
Salaries and related costs	9	6	17	12
Capacity purchases	449	456	899	911
Other rent and landing fees	28	28	55	56
Selling expenses	45	47	85	87
Depreciation and amortization	2	2	5	4
Other expenses	20	20	43	42

Express expenses	$814	$841	$1,636	$1,671

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

On April 21, 2011, US Airways filed an antitrust lawsuit against Sabre Holdings Corporation, Sabre Inc. and Sabre Travel International Limited (collectively, “Sabre”) in Federal District Court for the Southern District of New York. The lawsuit alleges, among other things, that Sabre has engaged in anticompetitive practices that illegally restrain US Airways’ ability to distribute its products to its customers. The lawsuit also alleges that these actions have prevented US Airways from employing new competing technologies and have allowed Sabre to continue to charge US Airways supracompetitive fees. The lawsuit seeks both injunctive relief and money damages. Sabre filed a motion to dismiss the case, which the court denied in part and granted in part in September 2011, allowing two of the four counts in the complaint to proceed. US Airways intends to pursue its claims against Sabre vigorously, but there can be no assurance of the outcome of this litigation.

On March 1, 2013, a putative class action lawsuit captioned Plumbers & Steamfitters Local Union No. 248 Pension Fund v. US Airways Group, Inc., et al., No. CV2013-051605 was filed in the Superior Court of the State of Arizona in Maricopa County. On July 3, 2013, a Second Amended Complaint was filed in the above-referenced action, captioned Dennis Palkon, et al. v. US Airways Group, Inc., et al., No. CV2013-051605. The complaint names as defendants US Airways Group and the members of its board of directors, and alleges that the directors breached their fiduciary duties in connection with the Merger by failing to maximize the value of US Airways Group and ignoring or failing to protect against conflicts of interest, and that US Airways Group aided and abetted those breaches of fiduciary duty. The complaint seeks a declaration that the Merger Agreement is unenforceable, an injunction against the Merger, or rescission in the event it has been consummated, imposition of a constructive trust, an award of fees and costs, including attorneys’ and experts’ fees, and other relief. On June 20, 2013, the plaintiff in the above-referenced action moved for a temporary restraining order seeking to temporarily enjoin the Company Annual Meeting of Stockholders. On June 25, 2013, the court in the above-referenced action entered an order denying the plaintiff’s motion for a temporary restraining order. US Airways Group believes this lawsuit is without merit and intends to vigorously defend against the allegations.

On July 2, 2013, a lawsuit captioned Carolyn Fjord, et al., v. US Airways Group, Inc., et al., No. 13-3041-SBA was filed in the United States District Court for the Northern District of California. The complaint names as defendants US Airways Group, Inc. and US Airways, Inc., and alleges that the effect of the Merger may be to substantially lessen competition, or tend to create a monopoly, in the transportation of airline passengers in the United States and certain submarkets and in violation of Section 7 of the Clayton Antitrust Act, 15 U.S.C. Section 18. The complaint seeks a declaration that the Merger Agreement violates Section 7 of the Clayton Antitrust Act, an injunction against the Merger, or divestiture, an award of fees and costs, including attorney’s fees, and other relief. US Airways believes this lawsuit is without merit and intends to vigorously defend against the allegations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of US Airways Group’s and US Airways’ Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”). The information contained herein is not a comprehensive discussion and analysis of the financial condition and results of operations of the Company, but rather updates disclosures made in the 2012 Form 10-K.

Background

US Airways Group is a holding company whose primary business activity is the operation of a major network air carrier through its wholly owned subsidiaries US Airways, Piedmont Airlines, Inc. (“Piedmont”), PSA Airlines, Inc. (“PSA”), Material Services Company, Inc. (“MSC”) and Airways Assurance Limited (“AAL”).

We operate the fifth largest airline in the United States as measured by domestic revenue passenger miles (“RPMs”) and available seat miles (“ASMs”). We have hubs in Charlotte, Philadelphia, Phoenix and Washington, D.C. at Ronald Reagan Washington National Airport. We offer scheduled passenger service on more than 3,100 flights daily to 198 communities in the United States, Canada, Mexico, Europe, the Middle East, the Caribbean, and Central and South America. We also have an established East Coast route network, including the US Airways Shuttle service. For the six months ended June 30, 2013, we had approximately 28 million passengers boarding our mainline flights. As of June 30, 2013, we operated 346 mainline jets and were supported by our regional airline subsidiaries and affiliates operating as US Airways Express under capacity purchase agreements, which operated 238 regional jets and 43 turboprops. Our prorate carriers operated four regional jets at June 30, 2013.

Merger Agreement with AMR Corporation; Tax Benefit Preservation Plan

On February 13, 2013, AMR, US Airways Group, and AMR Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of AMR (“Merger Sub”), entered into an Agreement and Plan of Merger (as subsequently amended, the “Merger Agreement”), providing for a business combination of AMR and US Airways Group. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into US Airways Group (the “Merger”), with US Airways Group as the surviving corporation and as a wholly owned subsidiary of AMR. The Merger Agreement and the transactions contemplated thereby are to be effected pursuant to a plan of reorganization of AMR and certain of its direct and indirect domestic subsidiaries (the “Debtors”) in connection with their currently pending cases under Chapter 11 of Title 11 of U.S. Code, 11 U.S.C. Sections 101 et seq. (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). AMR’s plan of reorganization is subject to confirmation by the Bankruptcy Court in accordance with the requirements of the Bankruptcy Code. Consummation of the Merger is subject to confirmation of AMR’s plan of reorganization and other customary closing conditions, including certain regulatory approvals. The Merger was approved by US Airways Group’s shareholders on July 12, 2013. The foregoing description of the Merger Agreement is not a complete description of all of the parties’ rights and obligations under the Merger Agreement and is qualified in its entirety by reference to the Merger Agreement, which is filed as Exhibit 2.1 to the 2012 Form 10-K. For additional information about the Merger and the Merger Agreement, see US Airways Group’s Definitive Proxy Statement on Schedule 14A, which was filed with the SEC on June 10, 2013.

In conjunction with execution of the Merger Agreement, US Airways Group also adopted a tax benefit preservation plan designed to help preserve the value of the net operating losses and other deferred tax benefits of US Airways Group and the combined enterprise resulting from the Merger with AMR. As part of the plan, the US Airways Group’s board of directors declared a dividend of one common stock purchase right, which are referred to as “rights,” for each outstanding share of US Airways Group common stock. The rights will be exercisable if a person or group, without the approval of the US Airways Group board or other permitted exception, acquires beneficial ownership of 4.9% or more of US Airways Group’s outstanding common stock. The rights also will be exercisable if a person or group that already beneficially owns 4.9% or more of the common stock of US Airways Group, without board approval or other permitted exception, acquires additional shares (other than as a result of a dividend or a stock split). US Airways Group stockholders with ownership positions near or above the 4.9% threshold specified in the tax benefit preservation plan are urged to review its terms carefully. The foregoing description of the tax benefit preservation plan is not a complete description of all of the parties’ rights and obligations under the plan and is qualified in its entirety by reference to the Tax Benefit Preservation Plan, which is filed as Exhibit 4.10 to the 2012 Form 10-K.

The U.S. Airline Industry

During the second quarter of 2013, the U.S. airline industry experienced strong load factors driven by continued capacity discipline and consumer demand for air travel. Yields decreased as compared to the second quarter of 2012 due to more difficult year-over-year comparisons. Reduced demand for corporate business travel as well as the U.S. government sequester, which drove a decline in government business travel, also contributed to the lower yields.

In its most recent data available, Airlines for America, the trade association for U.S. airlines, reported the following changes in U.S. industry passenger revenues and yields.

2013 vs. 2012	April	May	June
Passenger Revenues	(1.9)%	0.4%	3.0%
Yields	(1.8)%	(1.6)%	1.0%

2012 vs. 2011	April	May	June
Passenger Revenues	7.1%	4.5%	5.5%
Yields	5.9%	4.4%	4.7%

Jet fuel prices continue to follow the price of Brent crude oil more closely than the price of West Texas Intermediate crude oil. On average, fuel costs were down slightly in the second quarter of 2013. The average daily spot price for Brent crude oil during the second quarter of 2013 was $103 per barrel as compared to an average daily spot price of $108 per barrel during the second quarter of 2012. On a daily basis, Brent crude oil prices fluctuated between a high of $110 per barrel to a low of $97 per barrel in April and closed the quarter at $102 per barrel on June 28, 2013.

While the U.S. airline industry experienced moderating fuel prices in the second quarter of 2013 as described above, fuel prices remain volatile and subject to uncertainty, principally unrest in the Middle East. Since June 28, 2013, the daily spot price for Brent Crude oil has increased and averaged $107 per barrel through July 22, 2013. See Part II, Item 1A, Risk Factors – “Downturns in economic conditions adversely affect our business” and “Our business is dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices and significant disruptions in the supply of aircraft fuel could have a significant negative impact on our operating results and liquidity.”

US Airways Group

In the second quarter of 2013, we realized record operating income of $481 million and income before income taxes of $354 million, driven by our largest reported operating revenues in the Company’s history. Net income for the quarter was $287 million which included a $65 million non-cash federal income tax provision. This compares to operating income of $404 million and income before income taxes and net income, each in the amount of $306 million, in the second quarter of 2012. There was no tax provision in the second quarter of 2012.

Our second quarter 2013 results also included net special charges of $55 million compared to $15 million of net special charges in the second quarter of 2012. Special charges in the second quarter of 2013 consisted primarily of merger related costs and non-cash debt extinguishment charges. Excluding the effects of net special charges, we recognized record income before income taxes of $409 million and record net income of $324 million. This compares to income before income taxes and net income, each in the amount of $321 million, in the second quarter of 2012. See “US Airways Group’s Results of Operations” included in Part I, Item 2 of this report for more information on net special items.

Capacity

Total system capacity for the second quarter of 2013 increased 3.4% as compared to the second quarter of 2012 primarily due to larger gauge aircraft replacing smaller legacy 737 aircraft and more international long haul flying. For the full year, total system capacity is expected to be up approximately 3.5% due to larger gauge aircraft as well as more international long haul flying. Domestic capacity is expected to be up approximately 3.8% and international is expected to be up approximately 3.2% versus 2012.

Revenue

In the second quarter of 2013, we reported record operating revenues of $3.87 billion. Mainline and express passenger revenues increased $86 million, or 2.6%, as compared to the 2012 period. Our increase in capacity coupled with record load factors more than offset decreases in yield. Revenue passenger miles increased 5.6%, as total capacity increased 3.4% as compared to 2012, resulting in a 1.7 point increase in load factor to a record 85.1%. Our mainline and express passenger revenue per available seat mile (“PRASM”) was 14.47 cents in the second quarter of 2013, a 0.9% decrease, as compared to 14.59 cents in the 2012 period. Total revenue per available seat mile (“RASM”) was 16.22 cents in the second quarter of 2013, a 0.5% decrease, as compared to 16.30 cents in the 2012 period. Total revenues include our ancillary revenue initiatives, which generated $166 million in revenues for the second quarter of 2013, an increase of $11 million over the 2012 period principally related to an increase in the volume of checked bag fees as well as our Choice Seats and PreferredAccess programs.

Fuel

Mainline and express fuel expense was $1.13 billion for the second quarter of 2013, which was $55 million, or 4.6%, lower as compared to the second quarter of 2012. A 7.8% decrease in the average price per gallon to $2.93 for the second quarter of 2013 from an average price per gallon of $3.18 for the second quarter of 2012 was offset in part by a 3.5% increase in consumption driven by a 3.4% increase in system capacity as discussed above. We have not entered into any transactions to hedge our fuel consumption.

Cost Control

We remain committed to maintaining a low cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: the health of the economy and the price of fuel. Our mainline costs per available seat mile (“CASM”) excluding special items, fuel and profit sharing decreased 0.04 cents, or 0.4%, from 8.25 cents in the second quarter of 2012 to 8.21 cents in the second quarter of 2013.

The following table details our mainline CASM for the three months ended June 30, 2013 and 2012:

	2013	2012	Percent Increase (Decrease)
	(In cents)
Mainline CASM excluding special items, fuel and profit sharing:
Total mainline CASM	12.88	13.14	(2.0)
Special items, net	(0.12)	(0.05)	nm
Aircraft fuel and related taxes	(4.32)	(4.67)	(7.7)
Profit sharing	(0.23)	(0.17)	37.4

Total mainline CASM excluding special items, fuel and profit sharing (1)	8.21	8.25	(0.4)

(1)	We believe that the presentation of mainline CASM excluding fuel is useful to investors as both the cost and availability of fuel are subject to many economic and political factors beyond our control, and excluding special items and profit sharing provides investors the ability to measure financial performance in a way that is more indicative of our ongoing performance and is more comparable to measures reported by other major airlines. Management uses mainline CASM excluding special items, fuel and profit sharing to evaluate our operating performance. Amounts may not recalculate due to rounding.

Customer Service

We are committed to consistently delivering safe, reliable and convenient service to our customers in every aspect of our operation. Our second quarter 2013 operating performance was negatively impacted by more severe weather conditions as compared to the second quarter of 2012. Additionally, the month of April 2013 was impacted by operational challenges created by the sequester-related furloughs of Federal Aviation Administration employees.

We reported the following operating statistics to the Department of Transportation (“DOT”) for mainline operations for the second quarter of 2013 and 2012.

	2013			2012			Better (Worse) 2013-2012
	April	May	June (e)	April	May	June	April		May		June
On-time performance (a)	81.0	82.0	73.0	90.6	85.5	86.2	(9.6	) pts	(3.5	) pts	(13.2	) pts
Completion factor (b)	99.2	99.4	98.6	99.7	99.5	99.1	(0.5	) pts	(0.1	) pts	(0.5	) pts
Mishandled baggage (c)	2.14	2.17	3.09	1.83	2.02	2.23	(16.9)%		(7.4)%		(38.6)%
Customer complaints (d)	1.65	1.25	1.75	1.78	2.28	2.50	7.3%		45.2%		30.0%

(a)	Percentage of reported flight operations arriving on time as defined by the DOT.
(b)	Percentage of scheduled flight operations completed.
(c)	Rate of mishandled baggage reports per 1,000 passengers.
(d)	Rate of customer complaints filed with the DOT per 100,000 enplanements.
(e)	June 2013 operating statistics are preliminary as the DOT has not issued its June 2013 Air Travel Consumer Report as of the date of this filing.

Liquidity Position

As of June 30, 2013, our total cash, cash equivalents, investments in marketable securities and restricted cash was $3.97 billion, of which $350 million was restricted.

	June 30, 2013	December 31, 2012
	(In millions)
Cash, cash equivalents and investments in marketable securities	$3,622	$2,376
Long-term restricted cash	350	336

Total cash, cash equivalents, investments in marketable securities and restricted cash	$3,972	$2,712

The improvement in our liquidity in the first six months of 2013 was due in part to our record profitability thus far in 2013. We also completed financing transactions in the second quarter which generated approximately $750 million of net proceeds. These transactions included the issuance of $500 million aggregate principal 6.125% Senior Notes and the issuance of a new $1.6 billion term loan. Approximately $1.3 billion of the net proceeds from the new term loan were applied to repay our former Citicorp North America term loan and certain other higher cost secured debt.

Long-term restricted cash primarily includes cash collateral to secure workers’ compensation claims and credit card processing holdback requirements for advance ticket sales for which US Airways has not yet provided air transportation.

US Airways Group’s Results of Operations

In the three months ended June 30, 2013, we realized record operating income of $481 million and income before income taxes of $354 million, driven by our largest reported operating revenues in the Company’s history. Net income for the quarter was $287 million which included a $65 million non-cash federal income tax provision. This compares to operating income of $404 million and income before income taxes and net income, each in the amount of $306 million, in the second quarter of 2012. There was no tax provision in the second quarter of 2012.

Our second quarter 2013 results included net special charges of $55 million, while the second quarter of 2012 included $15 million of net special charges. Excluding the effects of net special charges, we recognized record income before income taxes of $409 million and record net income of $324 million. This compares to income before income taxes and net income, each in the amount of $321 million, in the second quarter of 2012.

In the six months ended June 30, 2013, we realized operating income of $584 million and income before income taxes of $398 million. Net income in the 2013 six month period was $331 million which included a $65 million non-cash federal income tax provision. This compares to operating income of $463 million and income before income taxes and net income, each in the amount of $355 million, in the 2012 period. There was no tax provision in the 2012 six month period.

Our 2013 six month period results included net special charges of $66 million, while the 2012 six month period included $56 million of net special credits. Excluding the effects of net special items, we recognized income before income taxes of $464 million and net income of $379 million. This compares to income before income taxes and net income, each in the amount of $299 million, in 2012 six month period.

The following table details our income before income taxes and net income excluding special items (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income before income taxes	$354	$306	$398	$355
Special items:
Mainline operating special items, net (a)	24	9	63	11
Express operating special items, net	—	3	2	3
Nonoperating special items, net (b)	31	3	1	(70)

Total special items	55	15	66	(56)

Income before income taxes excluding special items	$409	$321	$464	$299

Net income	$287	$306	$331	$355
Total special items	55	15	66	(56)
Net tax effect of special items	(18)	—	(18)	—

Net income excluding special items	$324	$321	$379	$299

(a)	The 2013 second quarter consisted primarily of merger related costs. The 2013 six month period consisted primarily of merger related costs and charges related to the ratification of the US Airways flight attendant collective bargaining agreement.

The 2012 second quarter and six month periods consisted primarily of merger related and auction rate securities arbitration costs.

(b)	The 2013 second quarter consisted of $31 million primarily related to debt extinguishment charges due to non-cash write offs of debt discount and debt issuance costs in connection with conversions of our 7.25% convertible senior notes and repayment of the former Citicorp North America term loan. The 2013 six month period consisted of $31 million in charges primarily related to debt extinguishment costs discussed above, offset in part by a $30 million credit in connection with an award received in an arbitration related to previous investments in auction rate securities.

The 2012 second quarter consisted of debt prepayment penalties and non-cash write offs of certain debt issuance costs related to the refinancing of two Airbus aircraft. The 2012 six month period consisted of a $73 million gain related to the slot transaction with Delta Air Lines, Inc. (“Delta”), offset in part by the $3 million in debt prepayment penalties and non-cash write offs of certain debt issuance costs discussed above.

At December 31, 2012, gross net operating losses (“NOLs”) available for use by us were approximately $1.5 billion for federal income tax purposes. To the extent profitable, all of our NOLs are expected to be available for use in 2013. We will use these NOLs to reduce our cash tax obligations when profitable going forward. The NOLs expire during the years 2025 through 2031.

At December 31, 2012, we were in a net deferred tax asset position for financial reporting purposes, which included the NOLs, and was subject to a full valuation allowance. The federal and state valuation allowances were $118 million and $42 million, respectively, which included $32 million allocated primarily to certain federal capital loss carryforwards.

For each of the three and six months ended June 30, 2013, we utilized NOLs to offset our taxable income. Historically, utilization of NOLs reduced our net deferred tax asset and in turn resulted in the release of our valuation allowance, which offset our tax provision dollar for dollar. Our second quarter 2013 pre-tax income resulted in the utilization of NOLs and our remaining valuation allowance associated with federal income taxes. This release of valuation allowance offset only a portion of our tax provision. Accordingly, in each of the three and six months ended June 30, 2013, we recorded $65 million of non-cash federal income tax expense and $2 million of state income tax expense related to certain states where NOLs were limited or unavailable to be used. As of June 30, 2013, we had approximately $1.1 billion of NOLs remaining for federal income tax purposes.

For each of the three and six months ended June 30, 2012, NOL usage and release of valuation allowance offset our tax provision. As a result, we did not record federal income tax expense and recorded a nominal amount of state income tax expense related to certain states where NOLs were limited or unavailable to be used.

When profitable, we are ordinarily subject to Alternative Minimum Tax (“AMT”). However as the result of a special tax election made in 2009, we were able to utilize AMT NOLs to fully offset our AMT taxable income for each of the three and six months ended June 30, 2013 and 2012.

The table below sets forth our selected mainline and express operating data:

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
	2013	2012	(Decrease)		2013	2012	(Decrease)
Mainline
Revenue passenger miles (millions) (a)	17,374	16,403	5.9%		32,260	30,704	5.1%
Available seat miles (millions) (b)	20,192	19,387	4.2%		38,154	37,105	2.8%
Passenger load factor (percent) (c)	86.0	84.6	1.4	pts	84.6	82.7	1.9	pts
Yield (cents) (d)	14.77	14.91	(0.9)%		14.76	14.86	(0.6)%
Passenger revenue per available seat mile (cents) (e)	12.71	12.62	0.7%		12.48	12.30	1.5%
Operating cost per available seat mile (cents) (f)	12.88	13.14	(2.0)%		13.32	13.35	(0.2)%
Passenger enplanements (thousands) (g)	14,728	13,902	5.9%		28,238	27,188	3.9%
Departures (thousands)	117	115	2.2%		229	229	(0.1)%
Aircraft at end of period	346	339	2.1%		346	339	2.1%
Block hours (thousands) (h)	324	313	3.6%		624	612	2.0%
Average stage length (miles) (i)	1,029	1,025	0.4%		1,007	990	1.7%
Average passenger journey (miles) (j)	1,723	1,738	(0.8)%		1,674	1,674	—%
Fuel consumption (gallons in millions)	299	286	4.4%		564	550	2.6%
Average aircraft fuel price including related taxes (dollars per gallon)	2.92	3.17	(7.9)%		3.07	3.21	(4.4)%
Full-time equivalent employees at end of period	32,210	31,467	2.4%		32,210	31,467	2.4%

Express (k)
Revenue passenger miles (millions) (a)	2,902	2,803	3.5%		5,506	5,262	4.6%
Available seat miles (millions) (b)	3,637	3,649	(0.3)%		7,093	7,078	0.2%
Passenger load factor (percent) (c)	79.8	76.8	3.0	pts	77.6	74.3	3.3	pts
Yield (cents) (d)	30.39	32.68	(7.0)%		29.78	31.92	(6.7)%
Passenger revenue per available seat mile (cents) (e)	24.25	25.10	(3.4)%		23.12	23.73	(2.6)%
Operating cost per available seat mile (cents) (f)	21.52	22.01	(2.2)%		22.24	22.68	(1.9)%
Passenger enplanements (thousands) (g)	7,383	7,304	1.1%		14,033	13,840	1.4%
Aircraft at end of period	281	288	(2.4)%		281	288	(2.4)%
Fuel consumption (gallons in millions)	88	88	0.4%		172	172	0.1%
Average aircraft fuel price including related taxes (dollars per gallon)	2.96	3.20	(7.7)%		3.09	3.25	(4.8)%

Total Mainline and Express
Revenue passenger miles (millions) (a)	20,276	19,206	5.6%		37,766	35,966	5.0%
Available seat miles (millions) (b)	23,829	23,036	3.4%		45,247	44,183	2.4%
Passenger load factor (percent) (c)	85.1	83.4	1.7	pts	83.5	81.4	2.1	pts
Yield (cents) (d)	17.00	17.50	(2.8)%		16.95	17.36	(2.3)%
Passenger revenue per available seat mile (cents) (e)	14.47	14.59	(0.9)%		14.15	14.13	0.2%
Total revenue per available seat mile (cents) (l)	16.22	16.30	(0.5)%		16.01	15.89	0.8%
Passenger enplanements (thousands) (g)	22,111	21,206	4.3%		42,271	41,028	3.0%
Aircraft at end of period	627	627	—%		627	627	—%
Fuel consumption (gallons in millions)	387	374	3.5%		736	722	2.0%
Average aircraft fuel price including related taxes (dollars per gallon)	2.93	3.18	(7.8)%		3.07	3.22	(4.5)%

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. One RPM represents one passenger flown one mile.
(b)	Available seat mile (“ASM”) — A basic measure of production. One ASM represents one seat flown one mile.
(c)	Passenger load factor — The percentage of available seats that are filled with revenue passengers.
(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by RPMs.

(e)	Passenger revenue per available seat mile (“PRASM”) — Passenger revenues divided by ASMs.
(f)	Operating cost per available seat mile (“CASM”) — Operating expenses divided by ASMs.
(g)	Passenger enplanements — The number of passengers on board an aircraft, including local, connecting and through passengers.
(h)	Block hours — The hours measured from the moment an aircraft first moves under its own power, including taxi time, for the purposes of flight until the aircraft is docked at the next point of landing and its power is shut down.
(i)	Average stage length — The average of the distances flown on each segment of every route.
(j)	Average passenger journey — The average one-way trip measured in miles for one passenger origination.
(k)	Express statistics include Piedmont and PSA, as well as operating and financial results from capacity purchase agreements with Air Wisconsin Airlines Corporation, Republic Airline, Inc., Mesa Airlines, Inc., Chautauqua Airlines, Inc. and SkyWest Airlines, Inc.
(l)	Total revenue per available seat mile (“RASM”) — Total revenues divided by total mainline and express ASMs.

Three Months Ended June 30, 2013

Compared with the

Three Months Ended June 30, 2012

Operating Revenues:

	2013	2012	Percent Increase (Decrease)
	(In millions)
Operating revenues:
Mainline passenger	$2,566	$2,446	4.9
Express passenger	882	916	(3.7)
Cargo	36	39	(7.3)
Other	381	353	7.6

Total operating revenues	$3,865	$3,754	2.9

Total operating revenues in the second quarter of 2013 were $3.87 billion as compared to $3.75 billion in the 2012 period, an increase of $111 million, or 2.9%. Our increase in capacity coupled with record passenger load factors more than offset decreases in yield, and we reported our highest quarterly operating revenues in our Company’s history. Significant changes in the components of operating revenues are as follows:

•	Mainline passenger revenues were $2.57 billion in the second quarter of 2013 as compared to $2.45 billion in the 2012 period. Mainline RPMs increased 5.9% as mainline capacity, as measured by ASMs, increased 4.2%, resulting in a 1.4 point increase in load factor to a record 86.0%. Mainline passenger yield decreased 0.9% to 14.77 cents in the second quarter of 2013 from 14.91 cents in the 2012 period. Mainline PRASM increased 0.7% to 12.71 cents in the second quarter of 2013 from 12.62 cents in the 2012 period.

•	Express passenger revenues were $882 million in the second quarter of 2013 as compared to $916 million in the 2012 period. Express RPMs increased 3.5% as express capacity, as measured by ASMs, decreased 0.3%, resulting in a 3.0 point increase in load factor to a record 79.8%. Express passenger yield decreased 7.0% to 30.39 cents in the second quarter of 2013 from 32.68 cents in the 2012 period. Express PRASM decreased 3.4% to 24.25 cents in the second quarter of 2013 from 25.10 cents in the 2012 period.

•	Other revenues were $381 million in the second quarter of 2013, an increase of $28 million, or 7.6%, from the 2012 period. The increase in other revenues was driven primarily by an increase in the volume of passenger ticketing change fees and checked bag fees as well as the PreferredAccess program.

Operating Expenses:

	2013	2012	Percent Increase (Decrease)
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$872	$906	(3.8)
Salaries and related costs	701	674	4.2
Aircraft rent	153	161	(5.2)
Aircraft maintenance	177	172	2.5
Other rent and landing fees	158	132	19.8
Selling expenses	124	126	(0.9)
Special items, net	24	9	nm
Depreciation and amortization	70	61	13.4
Other	322	306	5.4

Total mainline operating expenses	2,601	2,547	2.1
Express expenses:
Fuel	261	282	(7.3)
Other	522	521	0.1

Total express expenses	783	803	(2.5)

Total operating expenses	$3,384	$3,350	1.0

Total operating expenses were $3.38 billion in the second quarter of 2013, an increase of $34 million, or 1.0%, compared to the 2012 period.

Mainline Operating Expenses per ASM:

Our mainline CASM decreased 0.26 cents, or 2.0%, from 13.14 cents in the second quarter of 2012 to 12.88 cents in the second quarter of 2013. Excluding special items, fuel and profit sharing our mainline CASM decreased 0.04 cents, or 0.4%, from 8.25 cents in the second quarter of 2012 to 8.21 cents in the second quarter of 2013, while mainline capacity increased 4.2%.

The table below sets forth the major components of our total mainline CASM and our mainline CASM excluding special items, fuel and profit sharing for the three months ended June 30, 2013 and 2012:

	2013	2012	Percent Increase (Decrease)
	(In cents)
Mainline CASM:
Aircraft fuel and related taxes	4.32	4.67	(7.7)
Salaries and related costs	3.47	3.47	—
Aircraft rent	0.76	0.83	(9.0)
Aircraft maintenance	0.88	0.89	(1.6)
Other rent and landing fees	0.78	0.68	15.0
Selling expenses	0.62	0.65	(4.8)
Special items, net	0.12	0.05	nm
Depreciation and amortization	0.34	0.32	8.9
Other	1.60	1.58	1.2

Total mainline CASM	12.88	13.14	(2.0)
Special items, net	(0.12)	(0.05)
Aircraft fuel and related taxes	(4.32)	(4.67)
Profit sharing	(0.23)	(0.17)

Total mainline CASM excluding special items, fuel and profit sharing (1)	8.21	8.25	(0.4)

(1)	We believe that the presentation of mainline CASM excluding fuel is useful to investors as both the cost and availability of fuel are subject to many economic and political factors beyond our control, and excluding special items and profit sharing provides investors the ability to measure financial performance in a way that is more indicative of our ongoing performance and is more comparable to measures reported by other major airlines. Management uses mainline CASM excluding special items, fuel and profit sharing to evaluate our operating performance. Amounts may not recalculate due to rounding.

Significant changes in the components of mainline operating expense per ASM are as follows:

•	Aircraft fuel and related taxes per ASM decreased 7.7% primarily due to a 7.9% decrease in the average price per gallon of fuel to $2.92 in the second quarter of 2013 from $3.17 in the 2012 period.

•	Aircraft rent per ASM decreased 9.0% due to recent lease extensions at lower average rental rates as well as a decrease in the average number of leased aircraft in the second quarter 2013 as compared to the 2012 period.

•	Other rent and landing fees per ASM increased 15.0% primarily due to rate increases at certain domestic airport locations, as well as the timing of receipt of a rent credit for one of our hubs in the second quarter of 2012.

•	Depreciation and amortization per ASM increased 8.9% primarily due to an increase in owned aircraft driven by the acquisition of 20 Airbus aircraft since the second quarter of 2012.

Express Operating Expenses:

Total express expenses decreased $20 million, or 2.5%, in the second quarter of 2013 to $783 million from $803 million in the 2012 period. The period-over-period decrease was primarily due to a $21 million, or 7.3%, decrease in fuel costs. The average price per gallon of fuel decreased 7.7% to $2.96 in the second quarter of 2013 from $3.20 in the 2012 period, on a 0.4% increase in consumption.

Nonoperating Income (Expense):

	2013	2012	Percent Increase (Decrease)
	(In millions)
Nonoperating income (expense):
Interest income	$1	$—	58.6
Interest expense, net	(90)	(85)	6.2
Other, net	(38)	(13)	nm

Total nonoperating expense, net	$(127)	$(98)	30.1

Other nonoperating expense of $38 million in the second quarter of 2013 consisted primarily of $31 million in special charges principally related to non-cash write offs of debt discount and debt issuance costs in connection with conversions of our 7.25% convertible senior notes and repayment of the former Citicorp North America term loan. We also incurred $5 million in net foreign currency losses as a result of the overall strengthening of the U.S. dollar in the second quarter of 2013.

Other nonoperating expense of $13 million in the second quarter of 2012 consisted primarily of $10 million in net foreign currency losses as a result of the overall strengthening of the U.S. dollar in the second quarter of 2012 and $3 million in special charges for debt prepayment penalties and non-cash write offs of certain debt issuance costs related to the refinancing of two Airbus aircraft.

Six Months Ended June 30, 2013

Compared with the

Six Months Ended June 30, 2012

Operating Revenues:

	2013	2012	Percent Increase (Decrease)
	(In millions)
Operating revenues:
Mainline passenger	$4,763	$4,562	4.4
Express passenger	1,640	1,680	(2.4)
Cargo	77	79	(2.1)
Other	765	700	9.3

Total operating revenues	$7,245	$7,021	3.2

Total operating revenues in the first six months of 2013 were $7.25 billion as compared to $7.02 billion in the 2012 period, an increase of $224 million, or 3.2%. Significant changes in the components of operating revenues are as follows:

•	Mainline passenger revenues were $4.76 billion in the first six months of 2013 as compared to $4.56 billion in the 2012 period. Mainline RPMs increased 5.1% as mainline capacity, as measured by ASMs, increased 2.8%, resulting in a 1.9 point increase in load factor to 84.6%. Mainline passenger yield decreased 0.6% to 14.76 cents in the first six months of 2013 from 14.86 cents in the 2012 period. Mainline PRASM increased 1.5% to 12.48 cents in the first six months of 2013 from 12.30 cents in the 2012 period.

•	Express passenger revenues were $1.64 billion in the first six months of 2013 as compared to $1.68 billion in the 2012 period. Express RPMs increased 4.6% as express capacity, as measured by ASMs, increased 0.2%, resulting in a 3.3 point increase in load factor to 77.6%. Express passenger yield decreased 6.7% to 29.78 cents in the first six months of 2013 from 31.92 cents in the 2012 period. Express PRASM decreased 2.6% to 23.12 cents in the first six months of 2013 from 23.73 cents in the 2012 period.

•	Other revenues were $765 million in the first six months of 2013, an increase of $65 million, or 9.3%, from the 2012 period. The increase in other revenues was driven primarily by higher revenues associated with our frequent flyer program, including increased mileage sales to business partners, an increase in the volume of passenger ticketing change fees and checked bag fees as well as the PreferredAccess program.

Operating Expenses:

	2013	2012	Percent Increase (Decrease)
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$1,733	$1,766	(1.9)
Salaries and related costs	1,338	1,279	4.6
Aircraft rent	307	323	(5.0)
Aircraft maintenance	342	336	2.1
Other rent and landing fees	301	272	10.7
Selling expenses	237	237	0.3
Special items, net	63	11	nm
Depreciation and amortization	136	122	11.6
Other	626	607	3.2

Total mainline operating expenses	5,083	4,953	2.6
Express expenses:
Fuel	532	558	(4.7)
Other	1,046	1,047	(0.1)

Total express expenses	1,578	1,605	(1.7)

Total operating expenses	$6,661	$6,558	1.6

Total operating expenses were $6.66 billion in the first six months of 2013, an increase of $103 million, or 1.6%, compared to the 2012 period.

Mainline Operating Expenses per ASM:

Our mainline CASM decreased 0.03 cents, or 0.2%, from 13.35 cents in the first six months of 2012 to 13.32 cents in the first six months of 2013. Excluding special items, fuel and profit sharing our mainline CASM increased 0.01 cents, or 0.1%, from 8.47 cents in the first six months of 2012 to 8.48 cents in the first six months of 2013, while mainline capacity increased 2.8%.

The table below sets forth the major components of our total mainline CASM and our mainline CASM excluding special items, fuel and profit sharing for the six months ended June 30, 2013 and 2012:

	2013	2012	Percent Increase (Decrease)
	(In cents)
Mainline CASM:
Aircraft fuel and related taxes	4.54	4.76	(4.6)
Salaries and related costs	3.51	3.45	1.7
Aircraft rent	0.80	0.87	(7.6)
Aircraft maintenance	0.90	0.90	(0.8)
Other rent and landing fees	0.79	0.73	7.7
Selling expenses	0.62	0.64	(2.5)
Special items, net	0.16	0.03	nm
Depreciation and amortization	0.36	0.33	8.5
Other	1.64	1.64	0.4

Total mainline CASM	13.32	13.35	(0.2)
Special items, net	(0.16)	(0.03)
Aircraft fuel and related taxes	(4.54)	(4.76)
Profit sharing	(0.14)	(0.09)

Total mainline CASM excluding special items, fuel and profit sharing (1)	8.48	8.47	0.1

(1)	We believe that the presentation of mainline CASM excluding fuel is useful to investors as both the cost and availability of fuel are subject to many economic and political factors beyond our control, and excluding special items and profit sharing provides investors the ability to measure financial performance in a way that is more indicative of our ongoing performance and is more comparable to measures reported by other major airlines. Management uses mainline CASM excluding special items, fuel and profit sharing to evaluate our operating performance. Amounts may not recalculate due to rounding.

Significant changes in the components of mainline operating expense per ASM are as follows:

•	Aircraft fuel and related taxes per ASM decreased 4.6% primarily due to a 4.4% decrease in the average price per gallon of fuel to $3.07 in the first six months of 2013 from $3.21 in the 2012 period.

•	Aircraft rent per ASM decreased 7.6% due to recent lease extensions at lower average rental rates as well as a decrease in the average number of leased aircraft in the first six months of 2013 as compared to the 2012 period.

•	Other rent and landing fees per ASM increased 7.7% primarily due to rate increases at certain domestic airport locations.

•	Depreciation and amortization per ASM increased 8.5% primarily due to an increase in owned aircraft driven by the acquisition of 20 Airbus aircraft since the second quarter of 2012.

Express Operating Expenses:

Total express expenses decreased $27 million, or 1.7%, in the first six months of 2013 to $1.58 billion from $1.61 billion in the 2012 period. The period-over-period decrease was primarily due to a $26 million, or 4.7%, decrease in fuel costs. The average price per gallon of fuel decreased 4.8% to $3.09 in the first six months of 2013 from $3.25 in the 2012 period, on a 0.1% increase in consumption.

Nonoperating Income (Expense):

	2013	2012	Percent Increase (Decrease)
	(In millions)
Nonoperating income (expense):
Interest income	$1	$1	42.3
Interest expense, net	(174)	(167)	4.3
Other, net	(13)	58	nm

Total nonoperating expense, net	$(186)	$(108)	71.6

Other nonoperating expense of $13 million in the first six months of 2013 consisted primarily of $31 million in special charges principally related to non-cash write offs of debt discount and debt issuance costs in connection with conversions of our 7.25% convertible senior notes and repayment of the former Citicorp North America term loan. We also incurred $11 million in net foreign currency losses as a result of the overall strengthening of the U.S. dollar in the first six months of 2013. These charges were offset in part by a special $30 million credit in connection with an award received in an arbitration related to previous investments in auction rate securities.

Other nonoperating income of $58 million in the first six months of 2012 consisted primarily of a special $73 million gain relating to the slot transaction with Delta, offset in part by $10 million in net foreign currency losses as a result of the overall strengthening of the U.S. dollar in the first six months of 2012 and $3 million in special charges for debt prepayment penalties and non-cash write offs of certain debt issuance costs related to the refinancing of two Airbus aircraft.

US Airways’ Results of Operations

In the three months ended June 30, 2013, US Airways realized operating income of $477 million and income before income taxes of $403 million, driven by US Airways’ largest reported operating revenues in its history. Net income for the quarter was $325 million which included a $77 million non-cash federal income tax provision. This compares to operating income of $395 million and income before income taxes and net income, each in the amount of $322 million, in the second quarter of 2012. There was no tax provision in the second quarter of 2012.

In the six months ended June 30, 2013, US Airways realized operating income of $579 million and income before income taxes of $472 million. Net income in the 2013 six month period was $394 million which included a $77 million non-cash federal income tax provision. This compares to operating income of $451 million and income before income taxes and net income, each in the amount of $393 million, in the 2012 period. There was no tax provision in the 2012 six month period.

US Airways’ results have been impacted by the following net special charges (credits) (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Mainline operating special items, net (a)	$24	$9	$63	$11
Nonoperating special items, net (b)	2	3	(28)	(70)

Total	$26	$12	$35	$(59)

(a)	The 2013 second quarter consisted primarily of merger related costs. The 2013 six month period consisted primarily of merger related costs and charges related to the ratification of the US Airways flight attendant collective bargaining agreement.

The 2012 second quarter and six month periods consisted primarily of merger related and auction rate securities arbitration costs.

(b)	The 2013 second quarter consisted of $2 million primarily related to debt extinguishment charges due to non-cash write offs of debt issuance costs. The 2013 six month period consisted of a $30 million credit in connection with an award received in an arbitration related to previous investments in auction rate securities, offset in part by $2 million in charges primarily related to debt extinguishment costs discussed above.

The 2012 second quarter consisted of debt prepayment penalties and non-cash write offs of certain debt issuance costs related to the refinancing of two Airbus aircraft. The 2012 six month period consisted of a $73 million gain related to the slot transaction with Delta, offset in part by the $3 million in debt prepayment penalties and non-cash write offs of certain debt issuance costs discussed above.

At December 31, 2012, gross NOLs available for use by US Airways were approximately $1.4 billion for federal income tax purposes. To the extent profitable, all of US Airways’ NOLs are expected to be available for use in 2013. US Airways will use these NOLs to reduce its cash tax obligations when profitable going forward. The NOLs expire during the years 2025 through 2031.

At December 31, 2012, US Airways was in a net deferred tax asset position for financial reporting purposes, which included the NOLs, and was subject to a full valuation allowance. The federal and state valuation allowances were $126 million and $42 million, respectively, which included $32 million allocated primarily to certain federal capital loss carryforwards.

For each of the three and six months ended June 30, 2013, US Airways utilized NOLs to offset its taxable income. Historically, utilization of NOLs reduced US Airways’ net deferred tax asset and in turn resulted in the release of its valuation allowance, which offset US Airways’ tax provision dollar for dollar. US Airways’ second quarter 2013 pre-tax income resulted in the utilization of NOLs and US Airways’ remaining valuation allowance associated with federal income taxes. This release of valuation allowance offset only a portion of US Airways’ tax provision. Accordingly, in each of the three and six months ended June 30, 2013, US Airways recorded $77 million of non-cash federal income tax expense and $1 million of state income tax expense related to certain states where NOLs were limited or unavailable to be used.

For each of the three and six months ended June 30, 2012, NOL usage and release of valuation allowance offset US Airways’ tax provision. As a result, US Airways did not record federal income tax expense and recorded a nominal amount of state income tax expense related to certain states where NOLs were limited or unavailable to be used.

When profitable, US Airways is ordinarily subject to AMT. However as the result of a special tax election made in 2009, US Airways was able to utilize AMT NOLs to fully offset its AMT taxable income for each of the three and six months ended June 30, 2013 and 2012.

The table below sets forth US Airways’ selected mainline and express operating data:

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
	2013	2012	(Decrease)		2013	2012	(Decrease)
Mainline
Revenue passenger miles (millions) (a)	17,374	16,403	5.9%		32,260	30,704	5.1%
Available seat miles (millions) (b)	20,192	19,387	4.2%		38,154	37,105	2.8%
Passenger load factor (percent) (c)	86.0	84.6	1.4	pts	84.6	82.7	1.9	pts
Yield (cents) (d)	14.77	14.91	(0.9)%		14.76	14.86	(0.6)%
Passenger revenue per available seat mile (cents) (e)	12.71	12.62	0.7%		12.48	12.30	1.5%
Aircraft at end of period	346	339	2.1%		346	339	2.1%
Fuel consumption (gallons in millions)	299	286	4.4%		564	550	2.6%
Average aircraft fuel price including related taxes (dollars per gallon)	2.92	3.17	(7.9)%		3.07	3.21	(4.4)%

Express (f)
Revenue passenger miles (millions) (a)	2,902	2,803	3.5%		5,506	5,262	4.6%
Available seat miles (millions) (b)	3,637	3,649	(0.3)%		7,093	7,078	0.2%
Passenger load factor (percent) (c)	79.8	76.8	3.0	pts	77.6	74.3	3.3	pts
Yield (cents) (d)	30.39	32.68	(7.0)%		29.78	31.92	(6.7)%
Passenger revenue per available seat mile (cents) (e)	24.25	25.10	(3.4)%		23.12	23.73	(2.6)%
Aircraft at end of period	281	288	(2.4)%		281	288	(2.4)%
Fuel consumption (gallons in millions)	88	88	0.4%		172	172	0.1%
Average aircraft fuel price including related taxes (dollars per gallon)	2.96	3.21	(7.8)%		3.09	3.25	(4.9)%

Total Mainline and Express
Revenue passenger miles (millions) (a)	20,276	19,206	5.6%		37,766	35,966	5.0%
Available seat miles (millions) (b)	23,829	23,036	3.4%		45,247	44,183	2.4%
Passenger load factor (percent) (c)	85.1	83.4	1.7	pts	83.5	81.4	2.1	pts
Yield (cents) (d)	17.00	17.50	(2.8)%		16.95	17.36	(2.3)%
Passenger revenue per available seat mile (cents) (e)	14.47	14.59	(0.9)%		14.15	14.13	0.2%
Total revenue per available seat mile (cents) (g)	16.39	16.47	(0.5)%		16.18	16.07	0.7%
Aircraft at end of period	627	627	—%		627	627	—%
Fuel consumption (gallons in millions)	387	374	3.5%		736	722	2.0%
Average aircraft fuel price including related taxes (dollars per gallon)	2.93	3.18	(7.9)%		3.07	3.22	(4.5)%

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. One RPM represents one passenger flown one mile.
(b)	Available seat mile (“ASM”) — A basic measure of production. One ASM represents one seat flown one mile.
(c)	Passenger load factor — The percentage of available seats that are filled with revenue passengers.
(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by RPMs.
(e)	Passenger revenue per available seat mile (“PRASM”) — Passenger revenues divided by ASMs.
(f)	Express statistics include Piedmont and PSA, as well as operating and financial results from capacity purchase agreements with Air Wisconsin Airlines Corporation, Republic Airline Inc., Mesa Airlines, Inc., Chautauqua Airlines, Inc. and SkyWest Airlines, Inc.
(g)	Total revenue per available seat mile (“RASM”) — Total revenues divided by total mainline and express ASMs.

Three Months Ended June 30, 2013

Compared with the

Three Months Ended June 30, 2012

Operating Revenues:

	2013	2012	Percent Increase (Decrease)
	(In millions)
Operating revenues:
Mainline passenger	$2,566	$2,446	4.9
Express passenger	882	916	(3.7)
Cargo	36	39	(7.3)
Other	421	394	6.6

Total operating revenues	$3,905	$3,795	2.9

Total operating revenues in the second quarter of 2013 were $3.91 billion as compared to $3.80 billion in the 2012 period, an increase of $110 million, or 2.9%. US Airways’ increase in capacity coupled with record passenger load factors more than offset decreases in yield, and US Airways reported its highest quarterly operating revenues in its history. Significant changes in the components of operating revenues are as follows:

•

Mainline passenger revenues were $2.57 billion in the second quarter of 2013 as compared to $2.45 billion in the 2012 period. Mainline RPMs increased 5.9% as mainline capacity, as measured by ASMs, increased 4.2%, resulting in a 1.4 point increase in load factor to a record 86.0%. Mainline passenger yield decreased 0.9% to 14.77 cents in the second quarter of 2013 from 14.91 cents in the 2012 period. Mainline PRASM increased 0.7% to 12.71 cents in the second quarter of 2013 from 12.62 cents in the 2012 period.

•

Express passenger revenues were $882 million in the second quarter of 2013 as compared to $916 million in the 2012 period. Express RPMs increased 3.5% as express capacity, as measured by ASMs, decreased 0.3%, resulting in a 3.0 point increase in load factor to a record 79.8%. Express passenger yield decreased 7.0% to 30.39 cents in the second quarter of 2013 from 32.68 cents in the 2012 period. Express PRASM decreased 3.4% to 24.25 cents in the second quarter of 2013 from 25.10 cents in the 2012 period.

•

Other revenues were $421 million in the second quarter of 2013, an increase of $27 million, or 6.6%, from the 2012 period. The increase in other revenues was driven primarily by an increase in the volume of passenger ticketing change fees and checked bag fees as well as the PreferredAccess program.

Operating Expenses:

	2013	2012	Percent Increase (Decrease)
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$872	$906	(3.8)
Salaries and related costs	701	674	4.2
Aircraft rent	153	161	(5.2)
Aircraft maintenance	177	172	2.5
Other rent and landing fees	158	132	19.8
Selling expenses	124	126	(0.9)
Special items, net	24	9	nm
Depreciation and amortization	72	64	12.9
Other	333	315	5.3

Total mainline operating expenses	2,614	2,559	2.1
Express expenses:
Fuel	261	282	(7.4)
Other	553	559	(1.0)

Total express expenses	814	841	(3.2)

Total operating expenses	$3,428	$3,400	0.8

Total operating expenses were $3.43 billion in the second quarter of 2013, an increase of $28 million, or 0.8%, compared to the 2012 period.

Mainline Operating Expenses:

Significant changes in the components of mainline operating expenses are as follows:

•	Aircraft fuel and related taxes decreased 3.8% primarily due to a 7.9% decrease in the average price per gallon of fuel to $2.92 in the second quarter of 2013 from $3.17 in the 2012 period.

•

Aircraft rent decreased 5.2% due to recent lease extensions at lower average rental rates as well as a decrease in the average number of leased aircraft in the second quarter 2013 as compared to the 2012 period.

•

Other rent and landing fees increased 19.8% primarily due to rate increases at certain domestic airport locations, as well as the timing of receipt of a rent credit for one of US Airways’ hubs in the second quarter of 2012.

•	Depreciation and amortization increased 12.9% primarily due to an increase in owned aircraft driven by the acquisition of 20 Airbus aircraft since the second quarter of 2012.

Express Operating Expenses:

Total express expenses decreased $27 million, or 3.2%, in the second quarter of 2013 to $814 million from $841 million in the 2012 period. The period-over-period decrease was primarily due to a $21 million, or 7.4%, decrease in fuel costs. The average price per gallon of fuel decreased 7.8% to $2.96 in the second quarter of 2013 from $3.21 in the 2012 period, on a 0.4% increase in consumption.

Nonoperating Income (Expense):

	2013	2012	Percent Increase (Decrease)
	(In millions)
Nonoperating income (expense):
Interest income	$1	$—	58.9
Interest expense, net	(67)	(60)	10.0
Other, net	(8)	(13)	(43.2)

Total nonoperating expense, net	$(74)	$(73)	0.3

Other nonoperating expense of $8 million in the second quarter of 2013 consisted primarily of $2 million in special charges principally related to non-cash write offs of debt issuance costs and $5 million in net foreign currency losses as a result of the overall strengthening of the U.S. dollar in the second quarter of 2013.

Other nonoperating expense of $13 million in the second quarter of 2012 consisted primarily of $10 million in net foreign currency losses as a result of the overall strengthening of the U.S. dollar in the second quarter of 2012 and $3 million in special charges for debt prepayment penalties and non-cash write offs of certain debt issuance costs related to the refinancing of two Airbus aircraft.

Six Months Ended June 30, 2013

Compared with the

Six Months Ended June 30, 2012

Operating Revenues:

	2013	2012	Percent Increase (Decrease)
	(In millions)
Operating revenues:
Mainline passenger	$4,763	$4,562	4.4
Express passenger	1,640	1,680	(2.4)
Cargo	77	79	(2.1)
Other	842	778	8.3

Total operating revenues	$7,322	$7,099	3.1

Total operating revenues in the first six months of 2013 were $7.32 billion as compared to $7.10 billion in the 2012 period, an increase of $223 million, or 3.1%. Significant changes in the components of operating revenues are as follows:

•

Mainline passenger revenues were $4.76 billion in the first six months of 2013 as compared to $4.56 billion in the 2012 period. Mainline RPMs increased 5.1% as mainline capacity, as measured by ASMs, increased 2.8%, resulting in a 1.9 point increase in load factor to 84.6%. Mainline passenger yield decreased 0.6% to 14.76 cents in the first six months of 2013 from 14.86 cents in the 2012 period. Mainline PRASM increased 1.5% to 12.48 cents in the first six months of 2013 from 12.30 cents in the 2012 period.

•

Express passenger revenues were $1.64 billion in the first six months of 2013 as compared to $1.68 billion in the 2012 period. Express RPMs increased 4.6% as express capacity, as measured by ASMs, increased 0.2%, resulting in a 3.3 point increase in load factor to 77.6%. Express passenger yield decreased 6.7% to 29.78 cents in the first six months of 2013 from 31.92 cents in the 2012 period. Express PRASM decreased 2.6% to 23.12 cents in the first six months of 2013 from 23.73 cents in the 2012 period.

•

Other revenues were $842 million in the first six months of 2013, an increase of $64 million, or 8.3%, from the 2012 period. The increase in other revenues was driven primarily by higher revenues associated with US Airways’ frequent flyer program, including increased mileage sales to business partners, an increase in the volume of passenger ticketing change fees and checked bag fees as well as the PreferredAccess program.

Operating Expenses:

	2013	2012	Percent Increase (Decrease)
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$1,733	$1,766	(1.9)
Salaries and related costs	1,338	1,279	4.6
Aircraft rent	307	323	(5.0)
Aircraft maintenance	342	336	2.1
Other rent and landing fees	301	272	10.7
Selling expenses	237	237	0.3
Special items, net	63	11	nm
Depreciation and amortization	141	127	11.1
Other	645	626	3.1

Total mainline operating expenses	5,107	4,977	2.6
Express expenses:
Fuel	532	559	(4.8)
Other	1,104	1,112	(0.7)

Total express expenses	1,636	1,671	(2.1)

Total operating expenses	$6,743	$6,648	1.4

Total operating expenses were $6.74 billion in the first six months of 2013, an increase of $95 million, or 1.4%, compared to the 2012 period.

Mainline Operating Expenses:

Significant changes in the components of mainline operating expenses are as follows:

•	Aircraft fuel and related taxes decreased 1.9% primarily due to a 4.4% decrease in the average price per gallon of fuel to $3.07 in the first six months of 2013 from $3.21 in the 2012 period.

•

Aircraft rent decreased 5.0% due to recent lease extensions at lower average rental rates as well as a decrease in the average number of leased aircraft in the first six months of 2013 as compared to the 2012 period.

•	Other rent and landing fees increased 10.7% primarily due to rate increases at certain domestic airport locations.

•	Depreciation and amortization increased 11.1% primarily due to an increase in owned aircraft driven by the acquisition of 20 Airbus aircraft since the second quarter of 2012.

Express Operating Expenses:

Total express expenses decreased $35 million, or 2.1%, in the first six months of 2013 to $1.64 billion from $1.67 billion in the 2012 period. The period-over-period decrease was primarily due to a $27 million, or 4.8%, decrease in fuel costs. The average price per gallon of fuel decreased 4.9% to $3.09 in the first six months of 2013 from $3.25 in the 2012 period, on a 0.1% increase in consumption.

Nonoperating Income (Expense):

	2013	2012	Percent Increase (Decrease)
	(In millions)
Nonoperating income (expense):
Interest income	$1	$1	42.9
Interest expense, net	(125)	(118)	6.2
Other, net	17	59	(69.5)

Total nonoperating expense, net	$(107)	$(58)	81.4

Other nonoperating income of $17 million in the first six months of 2013 consisted primarily of a special $30 million credit in connection with an award received in an arbitration related to previous investments in auction rate securities, offset in part by $2 million in special charges principally related to non-cash write offs of debt issuance costs. US Airways also incurred $11 million in net foreign currency losses as a result of the overall strengthening of the U.S. dollar in the first six months of 2013.

Other nonoperating income of $59 million in the first six months of 2012 consisted primarily of a special $73 million gain relating to the slot transaction with Delta, offset in part by $10 million in net foreign currency losses as a result of the overall strengthening of the U.S. dollar in the first six months of 2012 and $3 million in special charges for debt prepayment penalties and non-cash write offs of certain debt issuance costs related to the refinancing of two Airbus aircraft.

Liquidity and Capital Resources

As of June 30, 2013, our total cash, cash equivalents and restricted cash was $3.97 billion, of which $350 million was restricted.

Sources and Uses of Cash

US Airways Group

Operating Activities

Net cash provided by operating activities was $925 million and $853 million for the first six months of 2013 and 2012, respectively, a period-over-period improvement of $72 million. This increase in cash flows was due principally to our record operating profitability in the second quarter of 2013 resulting from the growth in revenues driven by ongoing industry capacity discipline and consumer demand for air travel.

Investing Activities

Net cash used in investing activities was $627 million and $219 million for the first six months of 2013 and 2012, respectively.

Principal investing activities in the 2013 period included expenditures of $614 million for property and equipment and consisted primarily of the purchase of 10 Airbus aircraft. Investing activities also included expenditures of $99 million for pre-delivery deposits for 24 Airbus aircraft on order and a $14 million increase in restricted cash. Restricted cash increased primarily due to a change in the amount of holdback held by certain credit card processors for advance ticket sales for which US Airways had not yet provided air transportation. These expenditures were offset in part by $100 million in sales of marketable securities.

Principal investing activities in the 2012 period included expenditures of $99 million for property and equipment and consisted primarily of costs related to the installation of the Envoy Suite on wide-body Airbus A330-300 aircraft. Investing activities also included expenditures of $92 million for pre-delivery deposits for 24 Airbus aircraft on order and a $28 million increase in restricted cash due to a change in the amount of holdback held by certain credit card processors.

Financing Activities

Net cash provided by financing activities was $1.05 billion for the first six months of 2013 as compared to net cash used in financing activities of $66 million for the first six months of 2012.

Principal financing activities in the 2013 period included proceeds from the issuance of debt of $2.63 billion, consisting of $1.60 billion related to the issuance of our 2013 Citicorp credit facility, $528 million related to the issuance of Enhanced Equipment Trust Certificate (“EETC”) equipment notes associated with aircraft deliveries in the first six months of 2013 and $500 million related to the issuance of our 6.125% senior notes. These cash inflows were offset in part by debt repayments of $1.54 billion, including the $1.10 billion repayment of our former Citicorp North America term loan.

Principal financing activities in the 2012 period included debt repayments of $263 million, including the repayment of $60 million in existing debt associated with two Airbus aircraft refinanced by the May 2012 EETC issuance. These cash outflows were offset in part by proceeds from the issuance of debt of $178 million, which included $78 million of proceeds from the issuance of equipment notes associated with EETC transactions and $100 million of proceeds from a slot financing transaction.

US Airways

Operating Activities

Net cash provided by operating activities was $889 million and $834 million for the first six months of 2013 and 2012, respectively, a period-over-period improvement of $55 million. This increase in cash flows was due principally to US Airways’ operating profitability in the second quarter of 2013 resulting from the growth in revenues driven by ongoing industry capacity discipline and consumer demand for air travel.

Investing Activities

Net cash used in investing activities was $619 million and $214 million for the first six months of 2013 and 2012, respectively.

Principal investing activities in the 2013 period included expenditures of $606 million for property and equipment and consisted primarily of the purchase of 10 Airbus aircraft. Investing activities also included expenditures of $99 million for pre-delivery deposits for 24 Airbus aircraft on order and a $14 million increase in restricted cash. Restricted cash increased primarily due to a change in the amount of holdback held by certain credit card processors for advance ticket sales for which US Airways had not yet provided air transportation. These expenditures were offset in part by $100 million in sales of marketable securities.

Principal investing activities in the 2012 period included expenditures of $94 million for property and equipment and consisted primarily of costs related to the installation of the Envoy Suite on wide-body Airbus A330-300 aircraft. Investing activities also included expenditures of $92 million for pre-delivery deposits for 24 Airbus aircraft on order and a $28 million increase in restricted cash due to a change in the amount of holdback held by certain credit card processors.

Financing Activities

Net cash provided by financing activities was $1.07 billion for the first six months of 2013 as compared to net cash used in financing activities of $50 million for the first six months of 2012.

Principal financing activities in the 2013 period included proceeds from the issuance of debt of $2.13 billion, consisting of $1.60 billion related to the issuance of US Airways’ 2013 Citicorp credit facility and $528 million related to the issuance of EETC equipment notes associated with aircraft deliveries in the first six months of 2013. These cash inflows were offset in part by a $604 million decrease in the intercompany payable to US Airways Group, consisting of the repayment of US Airways Group’s former Citicorp North America term loan offset in part by proceeds from the issuance of US Airways Group’s 6.125% senior notes, and debt repayments of $413 million.

Principal financing activities in the 2012 period included debt repayments of $247 million, including the repayment of $60 million in existing debt associated with two Airbus aircraft refinanced by the May 2012 EETC issuance. These cash outflows were offset in part by proceeds from the issuance of debt of $178 million, which included $78 million of proceeds from the issuance of equipment notes associated with EETC transactions and $100 million of proceeds from a slot financing transaction.

Commitments

As of June 30, 2013, we had $5.95 billion of long-term debt and capital leases (including current maturities and before discount on debt). The information contained herein is not a comprehensive discussion and analysis of our commitments, but rather updates disclosures made in the 2012 Form 10-K.

2013 Citicorp Credit Facility

On May 23, 2013, US Airways entered into a term loan credit facility (the “2013 Citicorp credit facility”) with Citicorp North America, Inc., as administrative agent, and a syndicate of lenders pursuant to which US Airways borrowed an aggregate principal amount of $1.6 billion. Approximately $1.3 billion of the net proceeds were applied to repay our former Citicorp North America loan and certain other secured debt of US Airways with remaining net proceeds to be used for general corporate purposes. As a result of the repayment of this loan, we recorded approximately $8 million in special debt extinguishment charges which are included within other nonoperating expense, net on the condensed consolidated statement of operations included in Part I, Item 1A of this report. US Airways Group and certain other subsidiaries of US Airways Group are guarantors of the 2013 Citicorp credit facility.

The 2013 Citicorp credit facility consists of $1.0 billion of tranche B-1 term loans (“Tranche B-1”) and $600 million of tranche B-2 term loans (“Tranche B-2”). The 2013 Citicorp credit facility is prepayable at any time with a premium of 1% applicable to certain prepayments made prior to November 23, 2013.

The 2013 Citicorp credit facility bears interest at an index rate plus an applicable index margin or, at US Airways’ option, LIBOR (subject to a floor) plus an applicable LIBOR margin. The applicable index margin for Tranche B-1 and Tranche B-2 is 2.25% and 1.50%, respectively. The applicable LIBOR margin for Tranche B-1 and Tranche B-2 is 3.25% and 2.50%, respectively. The applicable index and LIBOR margins are subject to a step down of 0.25% upon the consummation of the Merger. As of June 30, 2013, the interest rate was 4.25% based on a 3.25% LIBOR margin for Tranche B-1 and 3.50% based on a 2.50% LIBOR margin for Tranche B-2.

Tranche B-1 and Tranche B-2 mature on May 23, 2019 and November 23, 2016, respectively, and each is repayable in annual installments to be paid on each anniversary of the closing date in an amount equal to 1% of the initial aggregate principal amount of the loans with any unpaid balance due on the maturity date of the respective tranche.

The obligations of US Airways under the 2013 Citicorp credit facility are secured by liens on certain route authorities to operate between certain specified cities, certain take-off and landing rights at certain airports and certain other assets of US Airways.

Upon consummation of the Merger, AMR (or its successor) and American Airlines, Inc. will be required to join the 2013 Citicorp credit facility as obligors, at which time certain dollar-limited exceptions to restrictive covenants and certain cross-default thresholds will automatically be increased.

The 2013 Citicorp credit facility includes covenants that, among other things, (a) require US Airways to maintain (i) unrestricted liquidity of not less than $850 million prior to the Merger and AMR (or its successor) to maintain unrestricted liquidity of not less than $2 billion following the Merger, in both cases with not less than $750 million held in accounts subject to control agreements, and (ii) a minimum ratio of appraised value of collateral to the outstanding loans under the facility of 1.5 to 1.0 and (b) restrict the ability of US Airways Group and its subsidiaries party to the 2013 Citicorp credit facility (and after the Merger AMR, or its successor, and its subsidiaries party to the 2013 Citicorp credit facility) to make certain investments and restricted payments. The 2013 Citicorp credit facility contains events of default customary for similar financings, including a cross-acceleration provision to certain other material indebtedness of US Airways and the guarantors.

6.125% Senior Notes

On May 24, 2013, US Airways Group issued $500 million aggregate principal amount of 6.125% Senior Notes due 2018 (the “6.125% senior notes”), the net proceeds of which will be used for general corporate purposes. These notes bear interest at a rate of 6.125% per annum, which is payable semi-annually on each June 1 and December 1, beginning December 1, 2013. The 6.125% senior notes mature on June 1, 2018 and are fully and unconditionally guaranteed by US Airways. The 6.125% senior notes are general unsecured senior obligations of US Airways Group.

The 6.125% senior notes may be accelerated upon the occurrence of events of default, which are customary for securities of this nature. We, at our option, may redeem some or all of the 6.125% senior notes at any time at a redemption price equal to the greater of (1) 100% of the principal amount of the 6.125% senior notes to be redeemed and (2) a make-whole amount based on the sum of the present values of the remaining scheduled payments of principal and interest on the 6.125% senior notes discounted to the redemption date using a rate based on comparable U.S. Treasury securities plus 50 basis points, plus in either case accrued and unpaid interest to the redemption date. In the event of a specified change in control (not including the Merger), each holder may require us to repurchase all or a portion of their 6.125% senior notes for cash at a price equal to 101% of the principal amount of the 6.125% senior notes to be repurchased plus any accrued and unpaid interest, if any, to (but not including) the repurchase date.

2013-1 EETCs

In April 2013, US Airways created two pass-through trusts which issued approximately $820 million aggregate face amount of Series 2013-1 Class A and Class B EETCs in connection with the financing of 18 Airbus aircraft scheduled to be delivered from September 2013 to June 2014. The 2013-1 EETCs represent fractional undivided interests in the respective pass-through trusts and are not obligations of US Airways. Proceeds received from the sale of EETCs are initially held by a depository in escrow for the benefit of the certificate holders until US Airways issues equipment notes to the trust, which purchases the notes with a portion of the escrowed funds. These escrowed funds are not guaranteed by US Airways and are not reported as debt on US Airways’ condensed balance sheet because the proceeds held by the depository are not US Airways’ assets. The escrowed proceeds will be used to purchase Series A and Series B equipment notes as the new aircraft are delivered. The Series A equipment notes will bear interest at 3.95% per annum with a final expected distribution date of November 2025. The Series B equipment notes will bear interest at 5.375% per annum with a final expected distribution date of November 2021. The equipment notes will be obligations of US Airways and will be unconditionally guaranteed by US Airways Group.

2012-2 EETCs

In June 2013, US Airways created a new pass-through trust and issued a new class of its US Airways Pass Through Certificates, Series 2012-2: Class C in the aggregate face amount of $100 million. US Airways previously issued two classes of US Airways Pass Through Certificates, Series 2012-2: Class A and Class B, pursuant to separate trusts established for each of the Class A certificates and Class B certificates at the time of the issuance thereof in December 2012.

In the second quarter of 2013, US Airways issued $345 million of equipment notes in three series under its 2012-2 EETCs: Series A equipment notes in the amount of $223 million bearing interest at 4.625% per annum, Series B equipment notes in the amount of $69 million bearing interest at 6.75% per annum and Series C equipment notes in the amount of $53 million bearing interest at 5.45% per annum. Interest on the equipment notes is payable semiannually in June and December of each year and began in June 2013 for Series A and Series B, and will begin in December 2013 for Series C. Principal payments on the Series A and Series B equipment notes are scheduled to begin in December 2013. The final payments on the Series A equipment notes, Series B equipment notes and Series C equipment notes will be due in June 2025, June 2021 and June 2018, respectively. US Airways’ payment obligations under the equipment notes are fully and unconditionally guaranteed by US Airways Group. The only principal payments due on the Series C equipment notes are the principal payments that will be due on the final payment date. The net proceeds from the issuance of these equipment notes were used to finance six Airbus aircraft delivered in May 2013 through June 2013. The equipment notes are secured by liens on aircraft.

Other Aircraft Financing Transactions

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

7.25% Convertible Senior Notes

In the second quarter of 2013, holders converted approximately $121 million principal amount of the 7.25% convertible senior notes, resulting in the issuance of approximately 26.5 million shares of our common stock. In connection with the conversion of these notes, we recorded approximately $23 million in special debt extinguishment charges which are included within other nonoperating expense, net on the condensed consolidated statement of operations included in Part I, Item 1A of this report.

Barclays Prepaid Miles

In July 2013, we repaid in full the Barclays prepaid miles at their face amount of $200 million plus accrued interest.

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

Aircraft and Engine Purchase Commitments

US Airways has definitive purchase agreements with Airbus for the acquisition of 134 aircraft, including 97 single-aisle A320 family aircraft and 37 widebody aircraft (comprised of 22 A350 XWB aircraft and 15 A330-200 aircraft). Since 2008, when deliveries commenced under the purchase agreements, US Airways has taken delivery of 68 aircraft through June 30, 2013, which includes four A320 aircraft, 55 A321 aircraft and nine A330-200 aircraft. US Airways plans to take delivery of eight A321 aircraft in the remainder of 2013, with the remaining 30 A320 family aircraft scheduled to be delivered between 2014 and 2015. In addition, US Airways plans to take delivery of three A330-200 aircraft in the remainder of 2013, with the remaining three A330-200 aircraft scheduled to be delivered in 2014. Deliveries of the 22 A350 XWB family aircraft are presently scheduled to begin in 2017 and extend through 2019.

US Airways has agreements for the purchase of eight new IAE V2500-A5 spare engines scheduled for delivery through 2014 for use on the A320 family fleet, three new Trent 700 spare engines scheduled for delivery through 2013 for use on the A330-200 fleet and three new Trent XWB spare engines scheduled for delivery in 2017 through 2019 for use on the A350 XWB family aircraft. US Airways has taken delivery of two of the Trent 700 spare engines and four of the V2500-A5 spare engines through June 30, 2013.

Under all of our aircraft and engine purchase agreements, our total future commitments as of June 30, 2013 are expected to be approximately $4.33 billion through 2019, which includes predelivery deposits and payments. We have financing commitments for all future Airbus aircraft deliveries. See Part II, Item 1A, Risk Factors — “Increased costs of financing, a reduction in the availability of financing and fluctuations in interest rates could adversely affect our liquidity, operating expenses and results” and “Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions.”

Covenants and Credit Rating

In addition to the minimum cash balance requirements, our long-term debt agreements contain various negative covenants that may restrict or limit our actions, including our ability to make certain investments and restricted payments and incur additional indebtedness. Our long-term debt agreements also generally contain cross-default provisions, which may be triggered by defaults by us under other agreements relating to indebtedness. See Part II, Item 1A, Risk Factors — “Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions” and “Any failure to comply with the liquidity covenants contained in our financing arrangements would likely have a material adverse effect on our business, financial condition and results of operations.” As of June 30, 2013, we and our subsidiaries were in compliance with the covenants in our long-term debt agreements.

The following table details our credit ratings as of June 30, 2013:

	S&P	Fitch	Moody’s
	Local Issuer Credit Rating	Issuer Default Credit Rating	Corporate Family Rating
US Airways Group	B-	B+	B3
US Airways	B-	B+	*

(*)	The credit agency does not rate this category for US Airways.

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

Contractual Obligations

The following table provides details of our future cash contractual obligations as of June 30, 2013 (in millions):

	Payments Due by Period
	2013	2014	2015	2016	2017	Thereafter	Total
US Airways Group (1)
Debt (2)	$—	$151	$100	$—	$—	$530	$781
Interest obligations (3)	23	42	36	33	33	32	199
US Airways (4)
Debt and capital lease obligations (5) (6)	170	436	426	959	368	2,812	5,171
Interest obligations (3) (6)	130	239	212	204	183	362	1,330
Aircraft purchase and operating lease commitments (7)	1,067	1,858	1,188	709	1,377	3,051	9,250
Regional capacity purchase agreements (8)	540	1,028	905	583	444	568	4,068
Other US Airways Group subsidiaries (9)	5	10	8	8	7	6	44

Total	$1,935	$3,764	$2,875	$2,496	$2,412	$7,361	$20,843

(1)	These commitments represent those entered into by US Airways Group.
(2)	Excludes $44 million of unamortized debt discount as of June 30, 2013.
(3)	For variable-rate debt, future interest obligations are shown above using interest rates in effect as of June 30, 2013.
(4)	These commitments represent those entered into by US Airways.
(5)	Excludes $57 million of unamortized debt discount as of June 30, 2013.
(6)	Includes $2.05 billion of future principal payments and $720 million of future interest payments as of June 30, 2013, respectively, related to EETCs associated with mortgage financings for the purchase of certain aircraft.
(7)	Includes $2.19 billion of future minimum lease payments related to EETC leveraged leased financings of certain aircraft as of June 30, 2013.
(8)	Represents minimum payments under capacity purchase agreements with third-party express carriers. These commitments are estimates of costs based on assumed minimum levels of flying under the capacity purchase agreements and our actual payments could differ materially.
(9)	Represents operating lease commitments entered into by US Airways Group’s other airline subsidiaries, Piedmont and PSA.

In light of our significant financial commitments related to, among other things, new aircraft and the servicing and amortization of existing debt and equipment leasing arrangements, we regularly consider and enter into negotiations related to capital raising activity, which may include the entry into leasing transactions and future issuances of secured or unsecured debt obligations or additional equity securities, in public or private offerings or otherwise. The cash available to us from operations and these sources, however, may not be sufficient to cover these cash obligations because economic factors may reduce the amount of cash generated by operations or increase our costs. For instance, an economic downturn or general global instability caused by military actions, terrorism, disease outbreaks and natural disasters could reduce the demand for air travel, which would reduce the amount of cash generated by operations. An increase in our costs, either due to an increase in borrowing costs caused by a reduction in our credit rating or a general increase in interest rates or due to an increase in the cost of fuel, maintenance, aircraft and aircraft engines and parts, could decrease the amount of cash available to cover the cash obligations. Moreover, the 2013 Citicorp credit facility, our amended credit card agreement with Barclays Bank Delaware and certain of our other financing arrangements contain significant minimum cash balance requirements. As a result, we cannot use all of our available cash to fund operations, capital expenditures and cash obligations without violating these requirements.

Critical Accounting Policies and Estimates

In the second quarter of 2013, there were no changes to our critical accounting policies and estimates from those disclosed in the consolidated financial statements and accompanying notes contained in our 2012 Form 10-K.

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

Commodity price risk

Our 2013 forecasted mainline and express fuel consumption is presently approximately 1.49 billion gallons, and based on this forecast, a one cent per gallon increase in aviation fuel price results in a $15 million increase in annual expense. We have not entered into any transactions to hedge our fuel consumption. As a result, we fully realize the effects of any increase or decrease in fuel prices.

Interest rate risk

Our exposure to interest rate risk relates primarily to our variable-rate debt obligations. At June 30, 2013, our variable-rate long-term debt obligations of approximately $2.95 billion represented approximately 50% of our total long-term debt. If interest rates increased 10% in 2013, the impact on our results of operations would be approximately $11 million of additional interest expense.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of US Airways Group’s and US Airways’ management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2013. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting

There has been no change to US Airways Group’s or US Airways’ internal control over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, US Airways Group’s or US Airways’ internal control over financial reporting.

Limitation on the Effectiveness of Controls

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO believe that our disclosure controls and procedures were effective at the “reasonable assurance” level as of June 30, 2013.

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

On April 21, 2011, US Airways filed an antitrust lawsuit against Sabre Holdings Corporation, Sabre Inc. and Sabre Travel International Limited (collectively, “Sabre”) in Federal District Court for the Southern District of New York. The lawsuit alleges, among other things, that Sabre has engaged in anticompetitive practices that illegally restrain US Airways’ ability to distribute its products to its customers. The lawsuit also alleges that these actions have prevented US Airways from employing new competing technologies and have allowed Sabre to continue to charge US Airways supracompetitive fees. The lawsuit seeks both injunctive relief and money damages. Sabre filed a motion to dismiss the case, which the court denied in part and granted in part in September 2011, allowing two of the four counts in the complaint to proceed. We intend to pursue our claims against Sabre vigorously, but there can be no assurance of the outcome of this litigation.

On March 1, 2013, a putative class action lawsuit captioned Plumbers & Steamfitters Local Union No. 248 Pension Fund v. US Airways Group, Inc., et al., No. CV2013-051605 was filed in the Superior Court of the State of Arizona in Maricopa County. On July 3, 2013, a Second Amended Complaint was filed in the above-referenced action, captioned Dennis Palkon, et al. v. US Airways Group, Inc., et al., No. CV2013-051605. The complaint names as defendants US Airways Group and the members of its board of directors, and alleges that the directors breached their fiduciary duties in connection with the Merger by failing to maximize the value of US Airways Group and ignoring or failing to protect against conflicts of interest, and that US Airways Group aided and abetted those breaches of fiduciary duty. The complaint seeks a declaration that the Merger Agreement is unenforceable, an injunction against the Merger, or rescission in the event it has been consummated, imposition of a constructive trust, an award of fees and costs, including attorneys’ and experts’ fees, and other relief. On June 20, 2013, the plaintiff in the above-referenced action moved for a temporary restraining order seeking to temporarily enjoin the Company Annual Meeting of Stockholders. On June 25, 2013, the court in the above-referenced action entered an order denying the plaintiff’s motion for a temporary restraining order. We believe this lawsuit is without merit and intend to vigorously defend against the allegations.

On July 2, 2013, a lawsuit captioned Carolyn Fjord, et al., v. US Airways Group, Inc., et al., No. 13-3041-SBA was filed in the United States District Court for the Northern District of California. The complaint names as defendants US Airways Group, Inc. and US Airways, Inc., and alleges that the effect of the Merger may be to substantially lessen competition, or tend to create a monopoly, in the transportation of airline passengers in the United States and certain submarkets and in violation of Section 7 of the Clayton Antitrust Act, 15 U.S.C. Section 18. The complaint seeks a declaration that the Merger Agreement violates Section 7 of the Clayton Antitrust Act, an injunction against the Merger, or divestiture, an award of fees and costs, including attorney’s fees, and other relief. We believe this lawsuit is without merit and intend to vigorously defend against the allegations.

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

Our operating results are materially impacted by changes in the availability, price volatility and cost of aircraft fuel, which represents one of the largest single cost items in our business. Jet fuel market prices have fluctuated substantially over the past several years with market spot prices ranging from a low of approximately $1.87 per gallon to a high of approximately $3.38 per gallon during the period from January 1, 2010 to June 30, 2013.

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

In addition, we have substantial non-cancelable commitments for capital expenditures, including the acquisition of new aircraft and related spare engines. We have financing commitments for all future Airbus aircraft deliveries.

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

The terms of our 2013 Citicorp credit facility require us to maintain consolidated unrestricted cash and cash equivalents and amounts available to be drawn under revolving credit facilities in an aggregate amount not less than $850 million prior to the Merger and $2.0 billion following the Merger, in each case, with not less than $750 million (subject to partial reductions upon certain reductions in the outstanding amount of the loan) of that amount held in accounts subject to control agreements.

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

We are currently in negotiations with the unions representing our fleet service employees, our passenger service employees, our mechanic, stock clerk and related employees, our maintenance training instructors, our flight crew training instructors and our flight simulator engineers. On February 8, 2013, the US Airways pilots represented by the US Airline Pilots Association voted to ratify a memorandum of understanding (“MOU”) that will become effective in the event the Merger is consummated. If the Merger is completed, the MOU provides a six-year agreement for the pilots of the combined post-Merger carrier. In addition, our express subsidiary, Piedmont, is in negotiations with the unions representing its flight attendants and its mechanics. All negotiations except those involving the Piedmont mechanics are being overseen by the NMB. None of these unions presently may lawfully engage in concerted refusals to work, such as strikes, slow-downs, sick-outs or other similar activity, against us. Nonetheless, there is a risk that disgruntled employees, either with or without union involvement, could engage in one or more concerted refusals to work that could individually or collectively harm the operation of our airline and impair our financial performance. For example, on September 28, 2011, the U.S. District Court in Charlotte granted a preliminary injunction, which was subsequently converted to a permanent injunction, enjoining the labor union representing our pilots from engaging in an illegal work slowdown.

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

Operations at four major domestic airports, certain smaller domestic airports and certain foreign airports served by us are regulated by governmental entities through the use of “slots” or similar regulatory mechanisms which limit the rights of carriers to conduct operations at those airports. Each slot represents the authorization to land at or take off from the particular airport during a specified time period and may have other operational restrictions as well. In the United States, the Federal Aviation Administration (“FAA”) currently regulates the allocation of slot or slot exemptions at Ronald Reagan Washington National Airport and three New York City airports: Newark, JFK and LaGuardia. Our operations at these airports generally require the allocation of slots or similar regulatory authority. Similarly, our operations at international airports in Frankfurt, London Heathrow, Paris and other airports outside the United States are regulated by local slot authorities pursuant to the International Air Transport Association’s Worldwide Scheduling Guidelines and applicable local law.

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

Further, on April 21, 2011, we filed an antitrust lawsuit against Sabre Holdings Corporation, Sabre Inc. and Sabre Travel International Limited (collectively, “Sabre”) in Federal District Court for the Southern District of New York. The lawsuit, as amended to date, alleges, among other things, that Sabre has engaged in anticompetitive practices to preserve its monopoly power by restricting our ability to distribute our products to our customers. The lawsuit also alleges that these actions have prevented us from employing new competing technologies and has allowed Sabre to continue to charge us supracompetitive fees. The lawsuit seeks both injunctive relief and money damages. Sabre filed a motion to dismiss the case, which the court denied in part and granted in part in September 2011 allowing two of the four counts in the complaint to proceed. We intend to pursue our claims against Sabre vigorously, but there can be no assurance of the outcome of this litigation.

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

For example, the FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures or operational restrictions. Our failure to timely comply with these requirements has in the past and may in the future result in fines and other enforcement actions by the FAA or other regulators. In addition, the FAA recently issued its final regulations governing pilot rest periods and work hours for all airlines certificated under Part 121 of the Federal Aviation Regulations. The rule, which becomes effective on January 14, 2014, impacts the required amount and timing of rest periods for pilots between work assignments and modifies duty and rest requirements based on the time of day, number of scheduled segments, flight types, time zones, and other factors. These regulations could have a material adverse effect on us and the industry upon implementation.

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

In April 2013, the FAA announced the imposition of furloughs that resulted in reduced staffing, including among air traffic controllers, in connection with its implementation of budget reductions related to the federal government’s response to the so-called “sequester” of government funding. These furloughs have been suspended as a result of Congressional legislation. However, we cannot predict whether there will be further furloughs or the impact of any such furloughs on our business. Any significant reduction in air traffic capacity at key airports in the U.S. could have a material adverse effect on our operations and financial results.

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

Access to slots at several major U.S. and foreign airports to be served by us is subject to government regulation. There is no assurance that we will be able to retain or acquire the necessary rights to operate our desired schedule and change our schedule in the future because, among other reasons, such allocations are subject to changes in government policy. For example, the FAA is planning a new rulemaking in 2013 to modify the current rules limiting flight operations at New York City’s JFK and LaGuardia airports. Any limitation on our ability to acquire or maintain adequate gates, ticketing facilities, operations areas, slots (where applicable), or office space could severely constrain our operations and have a material adverse effect on us.

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

There is increasing global regulatory focus on climate change and greenhouse gas emissions. For example, the EU has established the Emissions Trading Scheme (“ETS”), the mechanism by which emissions of CO2 are currently regulated in the EU. Since the beginning of 2012, the ETS has required airlines to have emission allowances equal to the amount of carbon dioxide emissions from flights to and from EU member states. In November 2012, the EU announced a one-year derogation on compliance obligations under the ETS for flights between the EU and countries outside the EU pending the adoption of an alternative scheme at the International Civil Aviation Organization (“ICAO”) Assembly in the Fall of 2013. The final regulatory text for the derogation was ratified by EU Parliament in April 2013 and adopted by the EU Council in April 2013. In addition, President Obama signed legislation in November 2012 which encourages the DOT to seek an international solution through the ICAO, and if necessary, will allow the Secretary of Transportation to prohibit U.S. airlines from participating in the ETS. Should the ICAO fail to reach an agreement at the ICAO Assembly, the EU will revert to the original version of the ETS and all flights in and out of the EU would be automatically covered again for the entire 2013 period, in which case US Airways may be responsible for reporting all 2013 emissions data at that time and for remitting 2013 allowances in April 2014. US Airways does not anticipate any significant emissions credit expenditures in 2013. Beyond 2013, compliance with the ETS could significantly increase our operating costs. However, whether US Airways will ever be required to purchase and redeem emissions credits under the EU scheme is still unknown. Further, the potential impact of ETS on costs will ultimately depend on a number of factors, including baseline emissions, the price of emission credits and the number of future flights subject to ETS. These costs have not been completely defined and will fluctuate. In the U.S., there is an increasing trend toward regulating greenhouse gas emissions directly under the Clean Air Act, and while the EPA’s recent regulatory activity in this area has focused on industries other than aviation, it is possible that future EPA regulations or new legislation could impact airlines. Several states are also considering initiatives to regulate emissions of greenhouse gases, primarily through the planned development of greenhouse gas emissions inventories and/or regional greenhouse gas cap and trade programs. These regulatory efforts, both internationally and in the U.S. at the federal and state levels, are still developing and we cannot yet determine what the final regulatory programs will be in the U.S., the EU or in other areas in which we do business. However, such climate change-related regulatory activity in the future may adversely affect our business and financial results by requiring us to reduce our emissions, purchase allowances or otherwise pay for our emissions. Such activity may also impact us indirectly by increasing our operating costs, including fuel costs.

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

Our revenue and results of operations may be adversely affected by global events beyond our control. An outbreak of a contagious disease such as Severe Acute Respiratory Syndrome, H1N1 influenza virus, avian flu, or any other influenza-type illness, if it were to persist for an extended period, could again materially affect the airline industry and us by reducing revenues and impacting travel behavior.

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

When a corporation undergoes an ownership change, as defined in Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”), a limitation is imposed on the corporation’s future ability to utilize any net operating losses (“NOLs”) generated before the ownership change and certain subsequently recognized “built-in” losses and deductions, if any, existing as of the date of the ownership change. We believe US Airways Group underwent an “ownership change” as defined in Section 382 in February 2007. Since February 2007, there have been additional changes in the ownership of US Airways Group that, if combined with sufficiently large future changes in ownership, could result in another “ownership change” as defined in Section 382. Until US Airways Group has used all of its existing NOLs, future shifts in ownership of US Airways Group’s common stock could result in new Section 382 limitations on the use of our NOLs as of the date of an additional “ownership change.” US Airways Group expects to undergo an ownership change in connection with the Merger with AMR.

See also “Risk Factors Relating to the Merger and the Combined Company — The use of AMR’s and our respective pre-Merger NOL carryforwards and certain other tax attributes may be limited following the consummation of the Merger.”

Risk Factors Relating to the Merger and the Combined Company

On February 13, 2013, US Airways Group and AMR entered into the Merger Agreement, as described under “Recent Developments” on page 4 of this report.

The Merger is subject to a number of conditions to our and AMR’s obligations, which, if not fulfilled, may result in termination of the Merger Agreement.

The Merger Agreement contains a number of customary conditions to consummation of the Merger, including that certain representations and warranties be accurate, that certain covenants be fulfilled, that certain consents and regulatory approvals have been obtained, that there are no legal prohibitions against consummation of the Merger, that our stockholders have adopted the Merger Agreement, that an order from the Bankruptcy Court confirming AMR’s plan of reorganization is in effect, that the plan of reorganization conforms to the requirements of the Merger Agreement, that secured indebtedness of the Debtors and certain other claims against the Debtors not exceed specified levels, and certain other conditions. Many of the conditions to consummation of the Merger are not within either AMR’s or our control and neither of us can predict when or if these conditions will be satisfied. If any of these conditions are not satisfied or waived prior to October 14, 2013, which date may be extended to December 13, 2013 under certain circumstances, it is possible that the Merger will not be consummated in the expected time frame or that the Merger Agreement may be terminated.

The Merger is subject to the receipt of consents and clearances from certain domestic and foreign regulatory authorities that may impose conditions that could have a material and adverse effect on the combined company, or that could delay or, if not obtained, prevent the completion of the Merger.

Before the Merger can be completed, applicable waiting periods must expire or terminate under antitrust laws and various approvals, consents or clearances must be obtained from certain domestic and foreign regulatory entities, including those regulating the provision of commercial aviation services. In deciding whether to grant antitrust or regulatory clearances, the relevant antitrust authorities will consider the effect of the Merger on competition within their relevant jurisdictions. The terms and conditions of approvals that are granted may impose requirements, limitations, costs or restrictions on the conduct of the combined company’s business following the Merger. There can be no assurance that regulators will not impose terms, conditions, requirements, limitations, costs or restrictions that would delay completion of the Merger, impose additional material costs on or limit the revenues of the combined company, or limit some of the synergies and other benefits we anticipate following the Merger. In addition, we cannot provide any assurance that any such terms, conditions, requirements, limitations, costs, or restrictions will not result in a material delay in, or the abandonment of, the Merger.

The Merger is subject to the confirmation of AMR’s plan of reorganization by the Bankruptcy Court. Failure to obtain this approval or any other approvals required by the Merger Agreement would prevent the consummation of the Merger.

Before the Merger can be completed, the Bankruptcy Court must enter an order confirming AMR’s plan of reorganization. There can be no assurance that this or any other approvals required by the Merger Agreement will be obtained. Failure to obtain required approvals within the expected time frame, or having to make significant changes to the structure, terms, or conditions of the Merger to obtain such approvals, may result in a material delay in, or the abandonment of, the Merger.

Lawsuits have been filed against us challenging the Merger and an adverse ruling may prevent the Merger from being completed.

US Airways Group, as well as the members of US Airways Group’s board of directors, were named as defendants in a lawsuit brought by a purported class of US Airways Group’s stockholders challenging the Merger and seeking a declaration that the Merger Agreement is unenforceable, an injunction against the Merger (or rescission in the event it has been consummated), imposition of a constructive trust, an award of fees and costs, including attorneys’ and experts’ fees, and other relief. US Airways Group and US Airways were also named as defendants in a lawsuit brought by US Airways’ and/or American Airlines’ consumers challenging the Merger and seeking a declaration that the Merger violates Section 7 of the Clayton Antitrust Act, an injunction against the Merger, an award of fees and costs, including attorney’s fees, and other relief.

Additional lawsuits may be filed against us, AMR, and/or our or AMR’s directors in connection with the Merger. One of the conditions to the closing of the Merger is that no order, writ, injunction, decree, or any other legal rules, regulations, directives, or policies will be in effect that prevent completion of the Merger. Consequently, if a settlement or other resolution is not reached in the current and potential lawsuits referenced here and the plaintiffs secure injunctive or other relief prohibiting, delaying, or otherwise adversely affecting the defendants’ ability to complete the Merger, then such injunctive or other relief may prevent the Merger from becoming effective within the expected time frame or at all.

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

Under the Code, a corporation is generally allowed a deduction in any taxable year for NOL carryforwards. As of December 31, 2012, AMR had available NOL carryforwards of approximately $6.6 billion for regular U.S. federal income tax purposes, which will expire, if unused, beginning in 2022, and for state income tax purposes of $3.6 billion, which will expire, if unused, between 2013 and 2027. The amount of AMR’s NOL carryforwards for state income tax purposes that will expire, if unused, in 2013 is $105 million. AMR’s NOL carryforwards could be subject to limitation as a result of the Chapter 11 bankruptcy cases and certain related transactions. As of December 31, 2012, we had available NOL carryforwards of approximately $1.5 billion for regular U.S. federal income tax purposes, which will expire, if unused, beginning in 2025, and for state income tax purposes, of approximately $722 million, which will expire, if unused, in 2013 through 2031. The amount of our NOL carryforwards for state income tax purposes that will expire, if unused, in 2013 is $13 million. Our NOL carryforwards may also be subject to limitation as a result of the Merger. In addition, both our and AMR’s NOL carryforwards are subject to adjustment on audit by the IRS.

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

At emergence from Chapter 11, AMR will pay approximately $1.4 billion in cash to settle certain obligations in connection with its plan of reorganization. In addition, the transition costs to integrate the two businesses may exceed the approximately $1.2 billion of cash transition costs that we and AMR currently anticipate. An inability to obtain necessary funding on acceptable terms would have a material adverse impact on the combined company and on its ability to sustain its operations.

Each of our and AMR’s indebtedness and other obligations are, and the combined company’s indebtedness and other obligations following the consummation of the Merger will continue to be, substantial and could adversely affect the combined company’s business and liquidity.

We and AMR each have, and the combined company will continue to have, significant amounts of indebtedness and other obligations, including pension obligations, obligations to make future payments on aircraft equipment and property leases, and obligations under aircraft purchase agreements. Moreover, currently all but a very limited quantity of our and AMR’s assets are pledged to secure their respective indebtedness. The combined company’s substantial indebtedness and other obligations could have important consequences. For example, they may:

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

AMR has not yet secured financing for all of its scheduled aircraft deliveries, which will be utilized in the fleet of the combined company after the Merger.

AMR has not yet secured financing commitments for some of the aircraft that it has on order, commencing with certain deliveries scheduled for 2013, and AMR cannot be assured of the availability or the cost of that financing. If AMR is unable to arrange financing for such aircraft at customary advance rates and on terms and conditions acceptable to it, AMR, prior to the Merger, and the combined company thereafter, may need to use cash from operations to purchase such aircraft or may seek to negotiate deferrals for such aircraft with the aircraft manufacturers.

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

We and AMR currently plan to increase the combined company’s revenue in part by investing heavily in renewing and optimizing the combined company’s fleet and integrating the companies. Significant capital resources will be required to achieve these goals and, as a result, we and AMR estimate that the combined company’s planned aggregate capital expenditures on a consolidated basis for calendar years 2013-2017 would be approximately $20 billion. Accordingly, the combined company will need substantial financing or other capital resources, some of which may be obtained prior to AMR’s emergence from the Chapter 11 cases and thus may be subject to Bankruptcy Court approval. Depending on numerous factors, many of which are out of our and AMR’s control, and will be out of the combined company’s control, such as the state of the domestic and global economy, the credit market’s view of the combined company’s prospects and the airline industry in general, and the general availability of debt and equity capital at the time the combined company seeks capital, the financing and other capital that the combined company will need may not be available to it, or may only be available on onerous terms and conditions. There can be no assurance that the combined company will be successful in obtaining financing or other needed sources of capital to operate successfully.

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

The combined company’s common stock will be a new issue of securities, which issue is expected to be approved for listing on the NYSE or NASDAQ to be effective upon issuance of the combined company’s common stock. However, an active public market for the combined company’s common stock may not develop or be sustained after the consummation of the Merger, and no assurance can be given that there will be any liquidity in any such market. If a market for the combined company’s common stock develops, the price at which a holder of the combined company’s common stock could sell its shares may be higher or lower than the implied valuation for the combined company’s common stock provided in the Registration Statement on Form S-4 filed with the SEC by AMR on April 15, 2013, as amended. The market price of the combined company’s common stock may fluctuate significantly in response to a number of factors, some of which are beyond our and AMR’s control, including:

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

•

future sales of the combined company’s common stock or issuance of the combined company’s common stock upon the exercise or conversion of convertible securities, options, warrants, RSUs, SARs, or similar rights, including common stock issuable upon conversion of shares of the combined company’s convertible preferred stock that will be issued pursuant to AMR’s plan of reorganization; and

•	fluctuations in trading volume.

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

The percentage ownership interests of US Airways Group stockholders will be reduced as a result of the Merger and, accordingly, US Airways Group stockholders will have less influence on the management and policies of the combined company than they now have on the management and policies of US Airways Group.

The aggregate number of shares of the combined company’s common stock issuable to holders of US Airways Group’s equity instruments (including stockholders, holders of convertible notes, optionees, and holders of stock-settled SARs and RSUs) in the Merger will represent 28% of the diluted equity ownership of the combined company. The remaining 72% equity ownership of the combined company will be distributable, pursuant to AMR’s reorganization plan, to stakeholders, labor unions, and certain employees of AMR and the other Debtors. Therefore, each of the US Airways Group stockholders will have a percentage ownership of the combined company that is smaller than the stockholder’s prior percentage ownership of US Airways Group. As a result, the US Airways Group stockholders will have less influence on the management and policies of the combined company than they now have on the management and policies of US Airways Group.

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

In connection with AMR’s emergence from the Chapter 11 cases, the combined company will establish certain limitations on acquisitions, dispositions and voting of its common stock, which may serve to limit the post-emergence liquidity of its common stock.

To reduce the risk of a potential adverse effect of an “ownership change” as defined in Section 382 of the Code on the combined company’s ability to use its NOL carryforwards and certain other tax attributes and to avoid violation of federal statutory limitations on equity ownership of U.S. commercial airlines by foreign nationals, the combined company’s Certificate of Incorporation and Bylaws will contain certain restrictions on the acquisition, disposition and voting of the combined company’s common stock. These restrictions may adversely affect the ability of certain holders of the combined company’s common stock to dispose of, acquire or vote shares of the combined company’s common stock. No assurance can be given that an ownership change will not occur even with tax-related and other restrictions in place or that these provisions will assure compliance with the applicable restrictions on foreign ownership.

Item 6. Exhibits

The exhibits listed in the Exhibit Index following the signature pages to this report are filed as part of this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

US Airways Group, Inc. (Registrant)

Date: July 23, 2013	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

US Airways, Inc. (Registrant)

Date: July 23, 2013	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

2.1	Amendment to Agreement and Plan of Merger by and among AMR Corporation, AMR Merger Sub, Inc. and US Airways Group, Inc., dated as of May 15, 2013 (incorporated by reference to Exhibit 2.1 to US Airways Group’s Current Report on Form 8-K filed on May 16, 2013 (Commission File No. 1-8444)).

2.2	Second Amendment to Agreement and Plan of Merger, dated as of June 7, 2013, by and among AMR Corporation, AMR Merger Sub, Inc. and US Airways Group, Inc. (incorporated by reference to Exhibit 2.1 to US Airways Group’s Current Report on Form 8-K filed on June 12, 2013 (Commission File No. 1-8444)).

4.1	Indenture, dated as of May 24, 2013, between US Airways Group, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to US Airways Group’s Current Report on Form 8-K filed on May 24, 2013 (Commission File No. 1-8444)).

4.2	First Supplemental Indenture, dated as of May 24, 2013, among US Airways Group, Inc., US Airways, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to US Airways Group’s Current Report on Form 8-K filed on May 24, 2013 (Commission File No. 1-8444)).

4.3	Form of 6.125% Senior Notes due 2018 (incorporated by reference to Exhibit 4.3 to US Airways Group’s Current Report on Form 8-K filed on May 24, 2013 (Commission File No. 1-8444)).

10.1	Note Purchase Agreement, dated as of April 24, 2013, among US Airways, Inc., Wilmington Trust Company, as Pass Through Trustee, Wilmington Trust Company, as Subordination Agent, Wilmington Trust, National Association, as Escrow Agent, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.12 to US Airways Group’s Current Report on Form 8-K filed on April 25, 2013 (Commission File No. 1-8444)).

10.2	Form of Participation Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee, Subordination Agent and Pass Through Trustee (incorporated by reference to Exhibit 4.13 to US Airways Group’s Current Report on Form 8-K filed on April 25, 2013 (Commission File No. 1-8444)).

10.3	Form of Trust Indenture and Security Agreement among US Airways, Inc., as Owner, Wilmington Trust, National Association, as Securities Intermediary, and Wilmington Trust Company, as Indenture Trustee (incorporated by reference to Exhibit 4.14 to US Airways Group’s Current Report on Form 8-K filed on April 25, 2013 (Commission File No. 1-8444)).

10.4	Guarantee, dated as of April 24, 2013, from US Airways Group, Inc. in respect of Fourteen (14) Airbus A321-231 and Four (4) Airbus A330-243 Aircraft (incorporated by reference to Exhibit 4.17 to US Airways Group’s Current Report on Form 8-K filed on April 25, 2013 (Commission File No. 1-8444)).

10.5	Loan Agreement, dated May 23, 2013, among US Airways, Inc., as Borrower, certain affiliates of US Airways, Inc. party to the agreement from time to time, Citicorp North America, Inc., as Administrative Agent, the lenders party to the agreement from time to time, Citigroup Global Markets Inc., as Joint Lead Arranger and Joint Bookrunner, Barclays Bank PLC, as Joint Lead Arranger, Joint Bookrunner and Syndication Agent, Morgan Stanley Senior Funding, Inc., as Joint Bookrunner and Documentation Agent and Goldman Sachs Bank USA, as Joint Bookrunner and Documentation Agent (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed on May 30, 2013 (Commission File No. 1-8444)).

10.6	Note Purchase Agreement, dated as of June 6, 2013, among US Airways, Inc., Wilmington Trust Company, as Pass Through Trustee, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Indenture Trustee, Wilmington Trust, National Association, as Escrow Agent, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.6 to US Airways Group’s Current Report on Form 8-K filed on June 6, 2013 (Commission File No. 1-8444)).

10.7	Amendment No. 1 to Note Purchase Agreement (2012-2), dated as of June 6, 2013, among US Airways, Inc., Wilmington Trust Company, as Pass Through Trustee, Wilmington Trust Company, as Subordination Agent, Wilmington Trust, National Association, as Escrow Agent, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.7 to US Airways Group’s Current Report on Form 8-K filed on June 6, 2013 (Commission File No. 1-8444)).

10.8	Form of Amendment No. 1 to Participation Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee, Subordination Agent and Pass Through Trustee (Exhibit A to Note Purchase Agreement) (incorporated by reference to Exhibit 4.8 to US Airways Group’s Current Report on Form 8-K filed on June 6, 2013 (Commission File No. 1-8444)).

Exhibit No.	Description

10.9	Form of Amendment No. 1 to Trust Indenture and Security Agreement among US Airways, Inc., as Owner, Wilmington Trust, National Association, as Securities Intermediary, and Wilmington Trust Company, as Indenture Trustee) (Exhibit B to Note Purchase Agreement) (incorporated by reference to Exhibit 4.9 to US Airways Group’s Current Report on Form 8-K filed on June 6, 2013 (Commission File No. 1-8444)).

10.10	Form of Participation Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee, Subordination Agent and Pass Through Trustee (Schedule I to Amendment No. 1 to Note Purchase Agreement (2012-2)) (incorporated by reference to Exhibit 4.10 to US Airways Group’s Current Report on Form 8-K filed on June 6, 2013 (Commission File No. 1-8444)).

10.11	Form of Trust Indenture and Security Agreement among US Airways, Inc., as Owner, Wilmington Trust, National Association, as Securities Intermediary, and Wilmington Trust Company, as Indenture Trustee) (Schedule II to Amendment No. 1 to Note Purchase Agreement (2012-2)) (incorporated by reference to Exhibit 4.11 to US Airways Group’s Current Report on Form 8-K filed on June 6, 2013 (Commission File No. 1-8444)).

10.12	Guarantee Confirmation, dated as of June 6, 2013, from US Airways Group, Inc. in respect of seven (7) Airbus A321-200 and four (4) Airbus A330-200 Aircraft (incorporated by reference to Exhibit 4.13 to US Airways Group’s Current Report on Form 8-K filed on June 6, 2013 (Commission File No. 1-8444)).

31.1	Certification of US Airways Group’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of US Airways Group’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of US Airways’ Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.4	Certification of US Airways’ Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of US Airways Group’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of US Airways’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.