Form 10-Q
period 2013-09-30
US AIRWAYS GROUP INC; US AIRWAYS INC
filed 2013-10-23
CIK 701345, 714560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

or

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

As of October 18, 2013, there were approximately 196,979,624 shares of US Airways Group, Inc. common stock outstanding.

As of October 18, 2013, US Airways, Inc. had 1,000 shares of common stock outstanding, all of which were held by US Airways Group, Inc.

US Airways Group, Inc.

US Airways, Inc.

Form 10-Q

Quarterly Period Ended September 30, 2013

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

Item 1A. Condensed Consolidated Financial Statements of US Airways Group, Inc.

US Airways Group, Inc.

Condensed Consolidated Statements of Operations

(In millions, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating revenues:
Mainline passenger	$2,601	$2,319	$7,364	$6,881
Express passenger	857	844	2,497	2,523
Cargo	37	35	114	114
Other	360	335	1,125	1,035

Total operating revenues	3,855	3,533	11,100	10,553
Operating expenses:
Aircraft fuel and related taxes	915	893	2,648	2,659
Salaries and related costs	681	609	2,018	1,888
Express expenses	772	781	2,350	2,386
Aircraft rent	150	160	457	483
Aircraft maintenance	170	171	512	506
Other rent and landing fees	166	148	467	419
Selling expenses	129	122	366	359
Special items, net	40	14	103	25
Depreciation and amortization	73	60	210	182
Other	331	307	957	915

Total operating expenses	3,427	3,265	10,088	9,822

Operating income	428	268	1,012	731
Nonoperating income (expense):
Interest income	—	—	1	1
Interest expense, net	(88)	(89)	(263)	(256)
Other, net	(4)	67	(16)	125

Total nonoperating expense, net	(92)	(22)	(278)	(130)

Income before income taxes	336	246	734	601
Income tax provision	120	1	187	1

Net income	$216	$245	$547	$600

Earnings per common share:
Basic earnings per common share	$1.12	$1.51	$3.10	$3.70
Diluted earnings per common share	$1.04	$1.24	$2.69	$3.06
Shares used for computation (in thousands):
Basic	193,416	162,418	176,511	162,286
Diluted	208,403	204,603	207,760	203,532

See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$216	$245	$547	$600
Total other comprehensive income	—	—	—	—

Total comprehensive income	$216	$245	$547	$600

See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.

Condensed Consolidated Balance Sheets

(In millions, except share and per share amounts)

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$3,319	$2,276
Investments in marketable securities	202	100
Accounts receivable, net	412	298
Materials and supplies, net	360	300
Prepaid expenses and other	1,033	608

Total current assets	5,326	3,582
Property and equipment
Flight equipment	6,202	5,188
Ground property and equipment	1,070	1,005
Less accumulated depreciation and amortization	(1,932)	(1,733)

	5,340	4,460
Equipment purchase deposits	252	244

Total property and equipment	5,592	4,704
Other assets
Other intangibles, net of accumulated amortization of $176 million and $158 million, respectively	521	539
Restricted cash	350	336
Other assets	277	235

Total other assets	1,148	1,110

Total assets	$12,066	$9,396

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of debt and capital leases	$405	$417
Accounts payable	361	366
Air traffic liability	1,356	1,054
Accrued compensation and vacation	328	258
Accrued taxes	191	181
Other accrued expenses	1,013	1,027

Total current liabilities	3,654	3,303
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	5,506	4,376
Deferred gains and credits, net	258	290
Postretirement benefits other than pensions	173	172
Employee benefit liabilities and other	971	465

Total noncurrent liabilities and deferred credits	6,908	5,303
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value; 400,000,000 shares authorized, 196,922,908 shares issued and outstanding at September 30, 2013; 162,502,692 shares issued and outstanding at December 31, 2012	2	2
Additional paid-in capital	2,301	2,134
Accumulated other comprehensive loss	(7)	(7)
Accumulated deficit	(792)	(1,339)

Total stockholders’ equity	1,504	790

Total liabilities and stockholders’ equity	$12,066	$9,396

See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$1,150	$887
Cash flows from investing activities:
Purchases of property and equipment	(1,075)	(428)
Purchases of marketable securities	(202)	—
Sales of marketable securities	100	—
Decrease (increase) in long-term restricted cash	(14)	18

Net cash used in investing activities	(1,191)	(410)
Cash flows from financing activities:
Repayments of debt and capital lease obligations	(1,792)	(370)
Proceeds from issuance of debt	2,922	353
Proceeds from issuance of common stock	3	—
Deferred financing costs	(61)	(14)
Airport construction obligation	12	42

Net cash provided by financing activities	1,084	11

Net increase in cash and cash equivalents	1,043	488
Cash and cash equivalents at beginning of period	2,276	1,947

Cash and cash equivalents at end of period	$3,319	$2,435

Non-cash investing and financing activities:
Conversion of 7.25% convertible senior notes	$149	$—
Note payables issued for aircraft purchases	35	—
Interest payable converted to debt	12	15
Supplemental information:
Interest paid, net of amounts capitalized	$161	$157
Income taxes paid	4	1

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

Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The most significant areas of judgment relate to passenger revenue recognition, impairment of long-lived and intangible assets, the frequent traveler program and the deferred tax asset valuation allowance. The Company’s accumulated other comprehensive loss balances at September 30, 2013 and December 31, 2012 related to pension and other postretirement benefits.

2. Merger Agreement

On February 13, 2013, AMR Corporation, a Delaware corporation (“AMR”), US Airways Group, and AMR Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of AMR (“Merger Sub”), entered into an Agreement and Plan of Merger (as subsequently amended, the “Merger Agreement”), providing for a business combination of AMR and US Airways Group. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into US Airways Group (the “Merger”), with US Airways Group as the surviving corporation and as a wholly owned subsidiary of AMR. The Merger Agreement and the transactions contemplated thereby are to be effected pursuant to a plan of reorganization of AMR and certain of its direct and indirect domestic subsidiaries (the “Debtors”) in connection with their currently pending cases under Chapter 11 of Title 11 of U.S. Code, 11 U.S.C. Sections 101 et seq. (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). Consummation of the Merger is subject to customary closing conditions, including certain regulatory approvals. The Merger was approved by US Airways Group’s shareholders on July 12, 2013. On August 13, 2013, the United States government, along with certain states and the District of Columbia filed a lawsuit to enjoin the Merger under federal antitrust law. For more information, see Note 8 to these condensed consolidated financial statements. On October 21, 2013, AMR’s plan of reorganization was confirmed by the Bankruptcy Court in accordance with the requirements of the Bankruptcy Code.

3. Special Items

Special items included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 (in millions) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Mainline operating special items, net (a)	$40	$14	$103	$25
Express operating special items, net (b)	(14)	—	(12)	3
Nonoperating special items, net (c)	5	(67)	6	(137)

Total special items	$31	$(53)	$97	$(109)

(a)

The 2013 third quarter consisted primarily of merger related costs. The 2013 nine month period consisted primarily of merger related costs and charges related to the ratification of the US Airways flight attendant collective bargaining agreement.

The 2012 third quarter and nine month periods consisted primarily of merger related costs and auction rate securities arbitration costs.

(b)	The 2013 third quarter and nine month periods consisted primarily of a credit due to a favorable arbitration ruling related to a vendor contract.

(c)

The 2013 third quarter consisted of $5 million in charges primarily related to non-cash write offs of debt discount in connection with conversions of 7.25% convertible senior notes. The 2013 nine month period consisted of $36 million in charges primarily related to non-cash write offs of debt discount and debt issuance costs in connection with conversions of 7.25% convertible senior notes and repayment of the former Citicorp North America term loan. These charges were offset in part by a $30 million credit in connection with an award received in an arbitration related to previous investments in auction rate securities.

The 2012 third quarter consisted primarily of a $69 million gain related to the slot transaction with Delta Air Lines, Inc. (“Delta”). The 2012 nine month period consisted primarily of a $142 million gain related to the slot transaction with Delta, offset in part by $3 million in debt prepayment penalties and non-cash write offs of certain debt issuance costs related to the refinancing of two Airbus aircraft.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic EPS:
Net income	$216	$245	$547	$600

Weighted average common shares outstanding (in thousands)	193,416	162,418	176,511	162,286

Basic EPS	$1.12	$1.51	$3.10	$3.70

Diluted EPS:
Net income	$216	$245	$547	$600
Interest expense on 7.25% convertible senior notes	1	8	12	23
Interest expense on 7% senior convertible notes	—	—	—	—

Net income for purposes of computing diluted EPS	$217	$253	$559	$623

Share computation for diluted EPS (in thousands):
Weighted average common shares outstanding	193,416	162,418	176,511	162,286
Dilutive effect of stock awards	6,368	4,240	6,169	3,301
Assumed conversion of 7.25% convertible senior notes	8,619	37,746	24,966	37,746
Assumed conversion of 7% senior convertible notes	—	199	114	199

Weighted average common shares outstanding as adjusted	208,403	204,603	207,760	203,532

Diluted EPS	$1.04	$1.24	$2.69	$3.06

The following were excluded from the computation of diluted EPS because inclusion of shares would be antidilutive (in thousands):

Stock options, SARs and RSUs	469	1,626	472	1,641

5. Debt

The following table details the Company’s debt (in millions). Variable interest rates listed are the rates as of September 30, 2013.

	September 30, 2013	December 31, 2012
Secured
2013 Citicorp credit facility tranche B-1, variable interest rate of 4.25%, installments due through 2019	$1,000	$—
2013 Citicorp credit facility tranche B-2, variable interest rate of 3.50%, installments due through 2016	600	—
Citicorp North America loan	—	1,120
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.58% to 8.48%, maturing from 2013 to 2029	1,370	1,708
Aircraft enhanced equipment trust certificates (“EETCs”), fixed interest rates ranging from 3.95% to 11%, maturing from 2014 to 2025	2,328	1,598
Other secured obligations, fixed interest rate of 8%, maturing from 2018 to 2021	24	27

	5,322	4,453
Unsecured
6.125% senior notes, interest only payments until due in 2018	500	—
Barclays prepaid miles	—	200
7.25% convertible senior notes, interest only payments until due in 2014	23	172
Airbus advance, repayments through 2018	95	83
Industrial development bonds, fixed interest rate of 6.30%, interest only payments until due in 2023	29	29
7% senior convertible notes	—	5

	647	489

Total long-term debt and capital lease obligations	5,969	4,942
Less: Total unamortized discount on debt	(58)	(149)
Current maturities	(405)	(417)

Long-term debt and capital lease obligations, net of current maturities	$5,506	$4,376

The Company was in compliance with the covenants in its debt agreements at September 30, 2013.

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

The 2013 Citicorp credit facility bears interest at an index rate plus an applicable index margin or, at US Airways’ option, LIBOR (subject to a floor) plus an applicable LIBOR margin. As of September 30, 2013, the interest rate was 4.25% based on a 3.25% LIBOR margin for Tranche B-1 and 3.50% based on a 2.50% LIBOR margin for Tranche B-2.

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

As of September 30, 2013, $77 million of the escrowed proceeds from the 2013-1 EETCs have been used to purchase equipment notes issued by US Airways in two series: Series A equipment notes in the amount of $58 million bearing interest at 3.95% per annum and Series B equipment notes in the amount of $19 million bearing interest at 5.375% per annum. Interest on the equipment notes is payable semiannually in May and November of each year, beginning in November 2013. Principal payments on the equipment notes are scheduled to begin in November 2014. The final payments on the Series A and Series B equipment notes will be due in November 2025 and November 2021, respectively. US Airways’ payment obligations under the equipment notes are fully and unconditionally guaranteed by US Airways Group. The net proceeds from the issuance of these equipment notes were used to finance two Airbus aircraft delivered in September 2013. The equipment notes are secured by liens on aircraft. The remaining $743 million of escrowed proceeds will be used to purchase equipment notes as new aircraft are delivered.

2012-2 EETCs

In June 2013, US Airways created a new pass-through trust and issued a new class of its US Airways Pass Through Certificates, Series 2012-2: Class C in the aggregate face amount of $100 million. US Airways previously issued two classes of US Airways Pass Through Certificates, Series 2012-2: Class A and Class B in the aggregate face amount of $546 million, pursuant to separate trusts established for each of the Class A certificates and Class B certificates at the time of the issuance thereof in December 2012.

As of September 30, 2013, US Airways has issued $563 million of equipment notes in three series under its 2012-2 EETCs: Series A equipment notes in the amount of $365 million bearing interest at 4.625% per annum, Series B equipment notes in the amount of $112 million bearing interest at 6.75% per annum and Series C equipment notes in the amount of $86 million bearing interest at 5.45% per annum. Interest on the equipment notes is payable semiannually in June and December of each year and began in June 2013 for Series A and Series B, and will begin in December 2013 for Series C. Principal payments on the Series A and Series B equipment notes are scheduled to begin in December 2013. The final payments on the Series A equipment notes, Series B equipment notes and Series C equipment notes will be due in June 2025, June 2021 and June 2018, respectively. US Airways’ payment obligations under the equipment notes are fully and unconditionally guaranteed by US Airways Group. The only principal payments due on the Series C equipment notes are the principal payments that will be due on the final payment date. The net proceeds from the issuance of these equipment notes were used to finance 10 Airbus aircraft delivered from May 2013 through August 2013. The equipment notes are secured by liens on aircraft. The remaining $83 million of escrowed proceeds will be used to purchase equipment notes as new aircraft are delivered.

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

7.25% Convertible Senior Notes

In the first nine months of 2013, holders converted approximately $149 million principal amount of the 7.25% convertible senior notes, resulting in the issuance of approximately 32.6 million shares of the Company’s common stock. In connection with the conversion of these notes, the Company recorded approximately $28 million in special debt extinguishment charges which are included within other nonoperating expense, net on the accompanying condensed consolidated statement of operations.

Barclays Prepaid Miles

In July 2013, the Company repaid in full the Barclays prepaid miles loan at its face amount of $200 million plus accrued interest.

Fair Value of Debt

The carrying value and estimated fair value of the Company’s long-term debt was (in millions):

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$5,911	$5,984	$4,793	$5,021

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

6. Income Taxes

At December 31, 2012, gross net operating losses (“NOLs”) available for use by the Company were approximately $1.5 billion for federal income tax purposes. All of the Company’s NOLs are expected to be available for use in 2013 and expire during the years 2025 through 2031. The Company will use these NOLs to reduce its cash tax obligations when profitable going forward. The Company also had approximately $69 million of tax-effected state NOLs at December 31, 2012.

At December 31, 2012, the Company was in a net deferred tax asset position for financial reporting purposes, which included the NOLs, and was subject to a full valuation allowance. The federal and state valuation allowances were $118 million and $42 million, respectively, which included $32 million allocated primarily to certain federal capital loss carryforwards.

For each of the three and nine months ended September 30, 2013, the Company utilized NOLs to offset its taxable income. Historically, utilization of NOLs reduced the Company’s net deferred tax asset and in turn resulted in the release of its valuation allowance, which offset the Company’s tax provision dollar for dollar. In the second quarter of 2013, the Company’s pre-tax income and NOL utilization resulted in the use of its remaining valuation allowance associated with federal income taxes. Accordingly, with no remaining valuation allowance to release, the Company recorded $118 million and $183 million of non-cash federal income tax expense in the three and nine months ended September 30, 2013, respectively. The Company also recorded $2 million and $4 million of state income tax expense in the three and nine months ended September 30, 2013, respectively, related to certain states where NOLs were limited or unavailable to be used. As of September 30, 2013, the Company had approximately $1.2 billion of NOLs remaining for federal income tax purposes.

For each of the three and nine months ended September 30, 2012, NOL usage and release of valuation allowance offset the Company’s tax provision. As a result, the Company did not record federal income tax expense and recorded $1 million of state income tax expense related to certain states where NOLs were limited or unavailable to be used.

When profitable, the Company is ordinarily subject to Alternative Minimum Tax (“AMT”). However as the result of a special tax election made in 2009, the Company was able to utilize AMT NOLs to fully offset its AMT taxable income for each of the three and nine months ended September 30, 2013 and 2012.

7. Express Expenses

Expenses associated with the Company’s wholly owned regional airlines and affiliate regional airlines operating as US Airways Express are classified as express expenses on the condensed consolidated statements of operations. Express expenses consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Aircraft fuel and related taxes	$265	$272	$797	$830
Salaries and related costs	79	72	232	223
Capacity purchases	266	267	809	819
Aircraft rent	13	13	39	39
Aircraft maintenance	29	28	83	83
Other rent and landing fees	35	33	100	100
Selling expenses	44	45	129	132
Special items, net (a)	(14)	—	(12)	3
Depreciation and amortization	8	8	24	23
Other expenses	47	43	149	134

Express expenses	$772	$781	$2,350	$2,386

(a)	The 2013 third quarter and nine month periods consisted primarily of a credit due to a favorable arbitration ruling related to a vendor contract.

8. Legal Proceedings

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

On March 1, 2013, a complaint captioned Plumbers & Steamfitters Local Union No. 248 Pension Fund v. US Airways Group, Inc., et al., No. CV2013-051605, was filed as a putative class action on behalf of the shareholders of US Airways Group in the Superior Court for Maricopa County, Arizona. On July 3, 2013, an amended complaint, captioned Dennis Palkon, et al. v. US Airways Group, Inc., et al., No. CV2013-051605, was filed with the same court. The amended complaint names as defendants US Airways Group and the members of its board of directors, and alleges that the directors failed to maximize the value of US Airways Group in connection with the Merger and that US Airways Group aided and abetted those breaches of fiduciary duty. The relief sought in the amended complaint includes an injunction against the Merger, or rescission in the event it has been consummated. The court in the above-referenced action denied the plaintiff’s motion for a temporary restraining order that had sought to enjoin the Company’s Annual Meeting of Stockholders. The above-referenced action has been stayed pending the outcome of the antitrust lawsuit filed by the United States government and various states on August 13, 2013 (described below). The Company believes this lawsuit is without merit and intends to vigorously defend against the allegations.

On July 2, 2013, a lawsuit captioned Carolyn Fjord, et al., v. US Airways Group, Inc., et al., was filed in the United States District Court for the Northern District of California. The complaint names as defendants US Airways Group and US Airways, and alleges that the effect of the Merger may be to substantially lessen competition or tend to create a monopoly in violation of Section 7 of the Clayton Antitrust Act. The relief sought in the complaint includes an injunction against the Merger, or divestiture. On August 6, 2013, the plaintiffs re-filed their complaint in the Bankruptcy Court, adding AMR and American Airlines, Inc. as defendants, and on October 2, 2013, dismissed the initial California action. The Company believes this lawsuit is without merit and intends to vigorously defend against the allegations.

On August 13, 2013, the United States government (acting under the U.S. Attorney General), along with the states of Arizona, Florida, Tennessee and Texas, the commonwealths of Pennsylvania and Virginia, and the District of Columbia, acting by and through their respective Attorneys General, filed a complaint against US Airways Group and AMR in the U.S. District Court for the District of Columbia. The plaintiffs allege, among other things, that the proposed Merger would substantially lessen competition in violation of Section 7 of the Clayton Act and seek to permanently enjoin the transaction. On September 5, 2013, the plaintiffs filed an amended complaint, adding the state of Michigan (by and through its Attorney General) as a plaintiff. On October 1, 2013, the state of Texas entered into an agreement with US Airways Group and AMR that resolved the state’s objections to the Merger, and its claims were dismissed with prejudice on October 7, 2013. The U.S. District Court has set a trial date of November 25, 2013. The Company believes this lawsuit is without merit and intends to vigorously defend against the allegations.

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

Item 1B. Condensed Financial Statements of US Airways, Inc.

US Airways, Inc.

Condensed Statements of Operations

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating revenues:
Mainline passenger	$2,601	$2,319	$7,364	$6,881
Express passenger	857	844	2,497	2,523
Cargo	37	35	114	114
Other	400	377	1,242	1,155

Total operating revenues	3,895	3,575	11,217	10,673
Operating expenses:
Aircraft fuel and related taxes	915	893	2,648	2,659
Salaries and related costs	681	609	2,018	1,888
Express expenses	806	817	2,443	2,487
Aircraft rent	150	160	457	483
Aircraft maintenance	170	171	512	506
Other rent and landing fees	166	148	467	419
Selling expenses	129	122	366	359
Special items, net	40	14	103	25
Depreciation and amortization	76	62	217	190
Other	341	317	986	944

Total operating expenses	3,474	3,313	10,217	9,960

Operating income	421	262	1,000	713
Nonoperating income (expense):
Interest income	2	—	4	1
Interest expense, net	(76)	(65)	(201)	(182)
Other, net	1	67	18	125

Total nonoperating income (expense), net	(73)	2	(179)	(56)

Income before income taxes	348	264	821	657
Income tax provision	128	1	207	1

Net income	$220	$263	$614	$656

See accompanying notes to the condensed financial statements.

US Airways, Inc.

Condensed Statements of Comprehensive Income

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$220	$263	$614	$656
Other comprehensive loss:
Other postretirement benefits	—	—	—	(1)

Total other comprehensive loss	—	—	—	(1)

Total comprehensive income	$220	$263	$614	$655

See accompanying notes to the condensed financial statements.

US Airways, Inc.

Condensed Balance Sheets

(In millions, except share and per share amounts)

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$3,314	$2,271
Investments in marketable securities	202	100
Accounts receivable, net	409	297
Receivables from related parties, net	383	—
Materials and supplies, net	325	247
Prepaid expenses and other	1,006	601

Total current assets	5,639	3,516
Property and equipment
Flight equipment	6,048	5,035
Ground property and equipment	1,028	968
Less accumulated depreciation and amortization	(1,840)	(1,648)

	5,236	4,355
Equipment purchase deposits	252	244

Total property and equipment	5,488	4,599
Other assets
Other intangibles, net of accumulated amortization of $163 million and $146 million, respectively	494	510
Restricted cash	350	336
Other assets	267	223

Total other assets	1,111	1,069

Total assets	$12,238	$9,184

LIABILITIES & STOCKHOLDER’S EQUITY
Current liabilities
Current maturities of debt and capital leases	$384	$401
Accounts payable	335	331
Payables to related parties, net	66	521
Air traffic liability	1,356	1,054
Accrued compensation and vacation	317	246
Accrued taxes	192	183
Other accrued expenses	985	995

Total current liabilities	3,635	3,731
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	4,977	2,952
Deferred gains and credits, net	246	247
Postretirement benefits other than pensions	171	170
Employee benefit liabilities and other	940	429

Total noncurrent liabilities and deferred credits	6,334	3,798
Commitments and contingencies
Stockholder’s equity
Common stock, $1 par value, 1,000 shares issued and outstanding	—	—
Additional paid-in capital	2,445	2,445
Accumulated other comprehensive income	13	13
Accumulated deficit	(189)	(803)

Total stockholder’s equity	2,269	1,655

Total liabilities and stockholder’s equity	$12,238	$9,184

See accompanying notes to the condensed financial statements.

US Airways, Inc.

Condensed Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$1,115	$867
Cash flows from investing activities:
Purchases of property and equipment	(1,065)	(421)
Purchases of marketable securities	(202)	—
Sales of marketable securities	100	—
Decrease (increase) in long-term restricted cash	(14)	18

Net cash used in investing activities	(1,181)	(403)
Cash flows from financing activities:
Repayments of debt and capital lease obligations	(467)	(354)
Proceeds from issuance of debt	2,422	353
Deferred financing costs	(54)	(14)
Decrease in payables to related parties, net	(804)	—
Airport construction obligation	12	42

Net cash provided by financing activities	1,109	27

Net increase in cash and cash equivalents	1,043	491
Cash and cash equivalents at beginning of period	2,271	1,940

Cash and cash equivalents at end of period	$3,314	$2,431

Non-cash investing and financing activities:
Note payables issued for aircraft purchases	$35	$—
Interest payable converted to debt	12	15
Supplemental information:
Interest paid, net of amounts capitalized	$135	$118
Income taxes paid	2	1

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

Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited condensed financial statements for the interim periods presented. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The most significant areas of judgment relate to passenger revenue recognition, impairment of long-lived and intangible assets, the frequent traveler program and the deferred tax asset valuation allowance. US Airways’ accumulated other comprehensive income balances at September 30, 2013 and December 31, 2012 related to other postretirement benefits.

2. Merger Agreement

On February 13, 2013, AMR Corporation, a Delaware corporation (“AMR”), US Airways Group, and AMR Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of AMR (“Merger Sub”), entered into an Agreement and Plan of Merger (as subsequently amended, the “Merger Agreement”), providing for a business combination of AMR and US Airways Group. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into US Airways Group (the “Merger”), with US Airways Group as the surviving corporation and as a wholly owned subsidiary of AMR. The Merger Agreement and the transactions contemplated thereby are to be effected pursuant to a plan of reorganization of AMR and certain of its direct and indirect domestic subsidiaries (the “Debtors”) in connection with their currently pending cases under Chapter 11 of Title 11 of U.S. Code, 11 U.S.C. Sections 101 et seq. (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). Consummation of the Merger is subject to customary closing conditions, including certain regulatory approvals. The Merger was approved by US Airways Group’s shareholders on July 12, 2013. On August 13, 2013, the United States government along with certain states and the District of Columbia filed a lawsuit to enjoin the Merger under federal antitrust law. For more information, see Note 8 to these condensed financial statements. On October 21, 2013, AMR’s plan of reorganization was confirmed by the Bankruptcy Court in accordance with the requirements of the Bankruptcy Code.

3. Special Items

Special items included in the condensed statements of operations for the three and nine months ended September 30, 2013 and 2012 (in millions) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Mainline operating special items, net (a)	$40	$14	$103	$25
Express operating special items, net (b)	(14)	—	(14)	—
Nonoperating special items, net (c)	—	(67)	(28)	(137)

Total special items	$26	$(53)	$61	$(112)

(a)

The 2013 third quarter consisted primarily of merger related costs. The 2013 nine month period consisted primarily of merger related costs and charges related to the ratification of the US Airways flight attendant collective bargaining agreement.

The 2012 third quarter and nine month periods consisted primarily of merger related costs and auction rate securities arbitration costs.

(b)	The 2013 third quarter and nine month periods consisted of a credit due to a favorable arbitration ruling related to a vendor contract.

(c)

The 2013 nine month period consisted of a $30 million credit in connection with an award received in an arbitration related to previous investments in auction rate securities, offset in part by $2 million in charges primarily related to non-cash write offs of debt issuance costs.

The 2012 third quarter consisted primarily of a $69 million gain related to the slot transaction with Delta Air Lines, Inc. (“Delta”). The 2012 nine month period consisted primarily of a $142 million gain related to the slot transaction with Delta, offset in part by $3 million in debt prepayment penalties and non-cash write offs of certain debt issuance costs related to the refinancing of two Airbus aircraft.

4. Debt

The following table details US Airways’ debt (in millions). Variable interest rates listed are the rates as of September 30, 2013.

	September 30, 2013	December 31, 2012
Secured
2013 Citicorp credit facility tranche B-1, variable interest rate of 4.25%, installments due through 2019	$1,000	$—
2013 Citicorp credit facility tranche B-2, variable interest rate of 3.50%, installments due through 2016	600	—
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.58% to 8.48%, maturing from 2013 to 2022	1,340	1,678
Aircraft enhanced equipment trust certificates (“EETCs”), fixed interest rates ranging from 3.95% to 11%, maturing from 2014 to 2025	2,328	1,598
Other secured obligations, fixed interest rate of 8%, maturing from 2018 to 2021	24	27

	5,292	3,303
Unsecured
Airbus advance, repayments through 2018	95	83
Industrial development bonds, fixed interest rate of 6.30%, interest only payments until due in 2023	29	29

	124	112

Total long-term debt and capital lease obligations	5,416	3,415
Less: Total unamortized discount on debt	(55)	(62)
Current maturities	(384)	(401)

Long-term debt and capital lease obligations, net of current maturities	$4,977	$2,952

US Airways was in compliance with the covenants in its debt agreements at September 30, 2013.

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

The 2013 Citicorp credit facility bears interest at an index rate plus an applicable index margin or, at US Airways’ option, LIBOR (subject to a floor) plus an applicable LIBOR margin. As of September 30, 2013, the interest rate was 4.25% based on a 3.25% LIBOR margin for Tranche B-1 and 3.50% based on a 2.50% LIBOR margin for Tranche B-2.

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

As of September 30, 2013, $77 million of the escrowed proceeds from the 2013-1 EETCs have been used to purchase equipment notes issued by US Airways in two series: Series A equipment notes in the amount of $58 million bearing interest at 3.95% per annum and Series B equipment notes in the amount of $19 million bearing interest at 5.375% per annum. Interest on the equipment notes is payable semiannually in May and November of each year, beginning in November 2013. Principal payments on the equipment notes are scheduled to begin in November 2014. The final payments on the Series A and Series B equipment notes will be due in November 2025 and November 2021, respectively. US Airways’ payment obligations under the equipment notes are fully and unconditionally guaranteed by US Airways Group. The net proceeds from the issuance of these equipment notes were used to finance two Airbus aircraft delivered in September 2013. The equipment notes are secured by liens on aircraft. The remaining $743 million of escrowed proceeds will be used to purchase equipment notes as new aircraft are delivered.

2012-2 EETCs

In June 2013, US Airways created a new pass-through trust and issued a new class of its US Airways Pass Through Certificates, Series 2012-2: Class C in the aggregate face amount of $100 million. US Airways previously issued two classes of US Airways Pass Through Certificates, Series 2012-2: Class A and Class B in the aggregate face amount of $546 million, pursuant to separate trusts established for each of the Class A certificates and Class B certificates at the time of the issuance thereof in December 2012.

As of September 30, 2013, US Airways has issued $563 million of equipment notes in three series under its 2012-2 EETCs: Series A equipment notes in the amount of $365 million bearing interest at 4.625% per annum, Series B equipment notes in the amount of $112 million bearing interest at 6.75% per annum and Series C equipment notes in the amount of $86 million bearing interest at 5.45% per annum. Interest on the equipment notes is payable semiannually in June and December of each year and began in June 2013 for Series A and Series B, and will begin in December 2013 for Series C. Principal payments on the Series A and Series B equipment notes are scheduled to begin in December 2013. The final payments on the Series A equipment notes, Series B equipment notes and Series C equipment notes will be due in June 2025, June 2021 and June 2018, respectively. US Airways’ payment obligations under the equipment notes are fully and unconditionally guaranteed by US Airways Group. The only principal payments due on the Series C equipment notes are the principal payments that will be due on the final payment date. The net proceeds from the issuance of these equipment notes were used to finance 10 Airbus aircraft delivered from May 2013 through August 2013. The equipment notes are secured by liens on aircraft. The remaining $83 million of escrowed proceeds will be used to purchase equipment notes as new aircraft are delivered.

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

Fair Value of Debt

The carrying value and estimated fair value of US Airways’ long-term debt was (in millions):

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$5,361	$5,374	$3,353	$3,304

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

5. Related Party Transactions

The following represents the net receivables from (payables to) related parties (in millions):

	September 30, 2013	December 31, 2012
US Airways Group	$383	$(453)
US Airways Group’s wholly owned subsidiaries	(66)	(68)

	$317	$(521)

US Airways Group has the ability to move funds freely between its operating subsidiaries to support operations. These transfers are recognized as intercompany transactions. The decrease in the intercompany payable to US Airways Group primarily resulted from the repayment of US Airways Group’s former Citicorp North America term loan and Barclays prepaid miles loan, offset in part by proceeds from the issuance of US Airways Group’s 6.125% Senior Notes.

The net payable to US Airways Group’s wholly owned subsidiaries consists of amounts due under regional capacity agreements with the other airline subsidiaries and fuel purchase arrangements with a non-airline subsidiary.

6. Income Taxes

US Airways is part of the US Airways Group consolidated income tax return.

At December 31, 2012, gross net operating losses (“NOLs”) available for use by US Airways were approximately $1.4 billion for federal income tax purposes. All of US Airways’ NOLs are expected to be available for use in 2013 and expire during the years 2025 through 2031. US Airways will use these NOLs to reduce its cash tax obligations when profitable going forward. US Airways also had approximately $67 million of tax-effected state NOLs at December 31, 2012.

At December 31, 2012, US Airways was in a net deferred tax asset position for financial reporting purposes, which included the NOLs, and was subject to a full valuation allowance. The federal and state valuation allowances were $126 million and $42 million, respectively, which included $32 million allocated primarily to certain federal capital loss carryforwards.

For each of the three and nine months ended September 30, 2013, US Airways utilized NOLs to offset its taxable income. Historically, utilization of NOLs reduced US Airways’ net deferred tax asset and in turn resulted in the release of its valuation allowance, which offset US Airways’ tax provision dollar for dollar. In the second quarter of 2013, US Airways’ pre-tax income and NOL utilization resulted in the use of its remaining valuation allowance associated with federal income taxes. Accordingly, with no remaining valuation allowance to release, US Airways recorded $127 million and $205 million of non-cash federal income tax expense in the three and nine months ended September 30, 2013, respectively. US Airways also recorded $1 million and $2 million of state income tax expense in the three and nine months ended September 30, 2013, respectively, related to certain states where NOLs were limited or unavailable to be used.

For each of the three and nine months ended September 30, 2012, NOL usage and release of valuation allowance offset US Airways’ tax provision. As a result, US Airways did not record federal income tax expense and recorded $1 million of state income tax expense related to certain states where NOLs were limited or unavailable to be used.

When profitable, US Airways is ordinarily subject to Alternative Minimum Tax (“AMT”). However as the result of a special tax election made in 2009, US Airways was able to utilize AMT NOLs to fully offset its AMT taxable income for each of the three and nine months ended September 30, 2013 and 2012.

7. Express Expenses

Expenses associated with affiliate regional airlines operating as US Airways Express are classified as express expenses on the condensed statements of operations. Express expenses consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Aircraft fuel and related taxes	$265	$272	$797	$830
Salaries and related costs	9	6	26	18
Capacity purchases	449	445	1,348	1,356
Other rent and landing fees	29	27	84	83
Selling expenses	44	45	129	132
Special items, net (a)	(14)	—	(14)	—
Depreciation and amortization	2	2	6	6
Other expenses	22	20	67	62

Express expenses	$806	$817	$2,443	$2,487

(a)	The 2013 third quarter and nine month periods consisted of a credit due to a favorable arbitration ruling related to a vendor contract.

8. Legal Proceedings

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

On March 1, 2013, a complaint captioned Plumbers & Steamfitters Local Union No. 248 Pension Fund v. US Airways Group, Inc., et al., No. CV2013-051605, was filed as a putative class action on behalf of the shareholders of US Airways Group in the Superior Court for Maricopa County, Arizona. On July 3, 2013, an amended complaint, captioned Dennis Palkon, et al. v. US Airways Group, Inc., et al., No. CV2013-051605, was filed with the same court. The amended complaint names as defendants US Airways Group and the members of its board of directors, and alleges that the directors failed to maximize the value of US Airways Group in connection with the Merger and that US Airways Group aided and abetted those breaches of fiduciary duty. The relief sought in the amended complaint includes an injunction against the Merger, or rescission in the event it has been consummated. The court in the above-referenced action denied the plaintiff’s motion for a temporary restraining order that had sought to enjoin US Airways Group’s Annual Meeting of Stockholders. The above-referenced action has been stayed pending the outcome of the antitrust lawsuit filed by the United States government and various states on August 13, 2013 (described below). US Airways Group believes this lawsuit is without merit and intends to vigorously defend against the allegations.

On July 2, 2013, a lawsuit captioned Carolyn Fjord, et al., v. US Airways Group, Inc., et al., was filed in the United States District Court for the Northern District of California. The complaint names as defendants US Airways Group and US Airways, and alleges that the effect of the Merger may be to substantially lessen competition or tend to create a monopoly in violation of Section 7 of the Clayton Antitrust Act. The relief sought in the complaint includes an injunction against the Merger, or divestiture. On August 6, 2013, the plaintiffs re-filed their complaint in the Bankruptcy Court, adding AMR and American Airlines, Inc. as defendants, and on October 2, 2013, dismissed the initial California action. US Airways Group believes this lawsuit is without merit and intends to vigorously defend against the allegations.

On August 13, 2013, the United States government (acting under the U.S. Attorney General), along with the states of Arizona, Florida, Tennessee and Texas, the commonwealths of Pennsylvania and Virginia, and the District of Columbia, acting by and through their respective Attorneys General, filed a complaint against US Airways Group and AMR in the U.S. District Court for the District of Columbia. The plaintiffs allege, among other things, that the proposed Merger would substantially lessen competition in violation of Section 7 of the Clayton Act and seek to permanently enjoin the transaction. On September 5, 2013, the plaintiffs filed an amended complaint, adding the state of Michigan (by and through its Attorney General) as a plaintiff. On October 1, 2013, the state of Texas entered into an agreement with US Airways Group and AMR that resolved the state’s objections to the Merger, and its claims were dismissed with prejudice on October 7, 2013. The U.S. District Court has set a trial date of November 25, 2013. US Airways Group believes this lawsuit is without merit and intends to vigorously defend against the allegations.

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

We operate the fifth largest airline in the United States as measured by domestic revenue passenger miles (“RPMs”) and available seat miles (“ASMs”). We have hubs in Charlotte, Philadelphia, Phoenix and Washington, D.C. at Ronald Reagan Washington National Airport. We offer scheduled passenger service on more than 3,200 flights daily to 203 communities in the United States, Canada, Mexico, Europe, the Middle East, the Caribbean, and Central and South America. We also have an established East Coast route network, including the US Airways Shuttle service. For the nine months ended September 30, 2013, we had approximately 43 million passengers boarding our mainline flights. As of September 30, 2013, we operated 344 mainline jets and were supported by our regional airline subsidiaries and affiliates operating as US Airways Express under capacity purchase agreements, which operated 238 regional jets and 43 turboprops. Our prorate carriers operated four regional jets at September 30, 2013.

Merger Agreement with AMR Corporation; Tax Benefit Preservation Plan

On February 13, 2013, AMR, US Airways Group, and AMR Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of AMR (“Merger Sub”), entered into an Agreement and Plan of Merger (as subsequently amended, the “Merger Agreement”), providing for a business combination of AMR and US Airways Group. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into US Airways Group (the “Merger”), with US Airways Group as the surviving corporation and as a wholly owned subsidiary of AMR. The Merger Agreement and the transactions contemplated thereby are to be effected pursuant to a plan of reorganization of AMR and certain of its direct and indirect domestic subsidiaries (the “Debtors”) in connection with their currently pending cases under Chapter 11 of Title 11 of U.S. Code, 11 U.S.C. Sections 101 et seq. (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). Consummation of the Merger is subject to customary closing conditions, including certain regulatory approvals. The Merger was approved by US Airways Group’s shareholders on July 12, 2013. On August 13, 2013, the United States government along with certain states and the District of Columbia filed a lawsuit to enjoin the Merger under federal antitrust law (the “DOJ Action”). For more information, see Note 8 to the respective condensed consolidated financial statements of US Airways Group and US Airways included in Part I, Items 1A and 1B of this report. On October 21, 2013, AMR’s plan of reorganization was confirmed by the Bankruptcy Court in accordance with the requirements of the Bankruptcy Code.

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

The U.S. Airline Industry

During the third quarter of 2013, the U.S. airline industry experienced year-over-year growth in passenger revenues driven by strong demand for air travel.

In its most recent data available, Airlines for America, the trade association for U.S. airlines, reported the following increases in U.S. industry passenger revenues and yields.

2013 vs. 2012	July	August	September
Passenger Revenues	5.5%	6.1%	5.3%
Yields	3.7%	4.1%	3.5%

2012 vs. 2011	July	August	September
Passenger Revenues	1.3%	2.1%	(1.8)%
Yields	2.5%	0.5%	(0.8)%

Jet fuel prices continue to follow the price of Brent crude oil more closely than the price of West Texas Intermediate crude oil. The average daily spot price for Brent crude oil was $110 per barrel in each of the third quarters of 2013 and 2012. During the third quarter of 2013, Brent crude oil prices fluctuated between a low of $103 per barrel in July to a high of $117 per barrel in September and closed the quarter at $108 per barrel on September 30, 2013.

While on average the U.S. airline industry experienced moderating fuel prices in the third quarter of 2013 as described above, fuel prices remain volatile and subject to uncertainty, principally due to unrest in the Middle East. See Part II, Item 1A, Risk Factors – “Downturns in economic conditions adversely affect our business” and “Our business is dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices and significant disruptions in the supply of aircraft fuel could have a significant negative impact on our operating results and liquidity.”

US Airways Group

Driven by our highest third quarter operating revenues in our Company’s history, we realized our highest third quarter operating income and income before income taxes of $428 million and $336 million, respectively, in the third quarter of 2013. Net income for the quarter was $216 million which included a $120 million income tax provision. This compares to operating income of $268 million, income before income taxes of $246 million and net income of $245 million in the third quarter of 2012. The tax provision in the third quarter of 2012 was $1 million. In the 2012 period, utilization of NOLs reduced our net deferred tax asset and in turn resulted in the release of our valuation allowance, which offset our federal tax provision dollar for dollar. In the second quarter of 2013, our pre-tax income and NOL utilization resulted in the use of our remaining valuation allowance associated with federal income taxes. Accordingly, with no remaining valuation allowance to release, we recorded non-cash federal income tax expense in the third quarter of 2013.

Our third quarter 2013 results also included net special charges of $31 million compared to $53 million of net special credits in the third quarter of 2012. Net special charges in the third quarter of 2013 consisted primarily of merger related costs, which were offset in part by a special credit for a favorable arbitration ruling related to a vendor contract. Excluding the effects of net special items, we recognized income before income taxes of $367 million and net income of $241 million in the third quarter of 2013. This compares to income before income taxes of $193 million and net income of $192 million in the third quarter of 2012. See “US Airways Group’s Results of Operations” included in Part I, Item 2 of this report for more information on net special items.

Capacity

Total system capacity for the third quarter of 2013 increased 4.1% as compared to the third quarter of 2012 primarily due to our continued replacement of smaller legacy Boeing 737 aircraft with new larger gauge Airbus A321 aircraft and more international long haul flying. For the full year, total system capacity is expected to be up approximately 3.5%. Domestic capacity is expected to be up approximately 3.5% and international is expected to be up approximately 3.5% versus 2012.

Revenue

In the third quarter of 2013, we reported operating revenues of $3.86 billion. Mainline and express passenger revenues increased $295 million, or 9.4%, as compared to the 2012 period. The growth in revenues was driven by a 4.7% increase in revenue passenger miles and a 4.4% increase in yield. Our mainline and express passenger revenue per available seat mile (“PRASM”) was 14.32 cents in the third quarter of 2013, a Company third quarter record and a 5.1% increase, as compared to 13.63 cents in the 2012 period. Total revenue per available seat mile (“RASM”), which includes our ancillary revenues, was 15.97 cents in the third quarter of 2013, a Company third quarter record and a 4.9% increase, as compared to 15.22 cents in the 2012 period. Ancillary revenue initiatives generated $154 million in revenues for the third quarter of 2013, an increase of $8 million over the 2012 period.

Fuel

Mainline and express fuel expense was $1.18 billion for the third quarter of 2013, which was $15 million, or 1.3%, higher as compared to the third quarter of 2012 due to a 3.2% increase in consumption driven by 4.1% higher capacity. This increase was offset in part by a 1.9% decrease in the average price per gallon to $3.01 for the third quarter of 2013 from an average price per gallon of $3.07 for the third quarter of 2012. We have not entered into any transactions to hedge our fuel consumption.

Cost Control

We remain committed to maintaining a low cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: the health of the economy and the price of fuel. Our mainline costs per available seat mile (“CASM”) excluding special items, fuel and profit sharing increased 0.13 cents, or 1.7%, from 7.95 cents in the third quarter of 2012 to 8.08 cents in the third quarter of 2013. The increase was primarily due to higher salaries and related costs for our new flight attendant collective bargaining agreement and certain stock-based compensation programs.

The following table details our mainline CASM for the three months ended September 30, 2013 and 2012:

	2013	2012	Percent Increase (Decrease)
	(In cents)
Mainline CASM excluding special items, fuel and profit sharing:
Total mainline CASM	12.94	12.70	1.9
Special items, net	(0.20)	(0.07)	nm
Aircraft fuel and related taxes	(4.46)	(4.57)	(2.3)
Profit sharing	(0.20)	(0.11)	86.7

Total mainline CASM excluding special items, fuel and profit sharing (1)	8.08	7.95	1.7

(1)

We believe that the presentation of mainline CASM excluding fuel is useful to investors because both the cost and availability of fuel are subject to many economic and political factors beyond our control, and the exclusion of special items and profit sharing provides investors the ability to measure financial performance in a way that is more indicative of our ongoing performance and that is more comparable to measures reported by other major airlines. Management uses mainline CASM excluding special items, fuel and profit sharing to evaluate our operating performance. Amounts may not recalculate due to rounding.

Customer Service

We are committed to consistently delivering safe, reliable and convenient service to our customers in every aspect of our operation. Our third quarter 2013 operating performance was negatively impacted by more severe weather conditions in our Charlotte and Philadelphia hubs as compared to the third quarter of 2012. Weather-related delays experienced in the month of July were some of the highest in our Company’s history. In Charlotte, rain fell for 19 consecutive days from late June through mid-July, and in Philadelphia, July storms disrupted power and flooded portions of the airport. Weather-related delays continued into August, however they were much less severe, and by September, our operating performance significantly improved delivering the Company’s best September on-time performance.

We reported the following operating statistics to the Department of Transportation (“DOT”) for mainline operations for the third quarter of 2013 and 2012.

	2013			2012			Better (Worse) 2013-2012
	July	August	September (e)	July	August	September	July		August		September
On-time performance (a)	74.0	81.1	88.3	82.0	83.5	87.3	(8.0	) pts	(2.4	) pts	1.0	pts
Completion factor (b)	98.8	99.4	99.3	99.1	99.0	99.6	(0.3	) pts	0.4	pts	(0.3	) pts
Mishandled baggage (c)	3.20	2.52	2.12	2.46	2.26	1.83	(30.1)%		(11.5)%		(15.8)%
Customer complaints (d)	2.05	1.57	1.59	2.77	2.05	1.08	26.0%		23.4%		(47.2)%

(a)	Percentage of reported flight operations arriving on time as defined by the DOT.
(b)	Percentage of scheduled flight operations completed.
(c)	Rate of mishandled baggage reports per 1,000 passengers.
(d)	Rate of customer complaints filed with the DOT per 100,000 enplanements.
(e)	September 2013 operating statistics are preliminary as the DOT has not issued its September 2013 Air Travel Consumer Report as of the date of this filing.

Liquidity Position

As of September 30, 2013, our total cash, cash equivalents, investments in marketable securities and restricted cash was $3.87 billion, of which $350 million was restricted.

	September 30, 2013	December 31, 2012
	(In millions)
Cash, cash equivalents and investments in marketable securities	$3,521	$2,376
Long-term restricted cash	350	336

Total cash, cash equivalents, investments in marketable securities and restricted cash	$3,871	$2,712

The improvement in our liquidity in the first nine months of 2013 was due in part to our operating profitability thus far in 2013. Additionally, financing transactions have generated approximately $550 million of net proceeds. In the second quarter of 2013, we issued $500 million aggregate principal 6.125% Senior Notes. We also entered into a new $1.6 billion term loan, of which $1.3 billion of the net proceeds were used to repay our former Citicorp North America term loan and certain other higher cost secured debt. In July 2013, we repaid in full the Barclays prepaid miles loan at its face amount of $200 million.

Long-term restricted cash primarily includes cash collateral to secure workers’ compensation claims and credit card processing holdback requirements for advance ticket sales for which US Airways has not yet provided air transportation.

US Airways Group’s Results of Operations

Driven by our highest third quarter operating revenues in our Company’s history, we realized our highest third quarter operating income and income before income taxes of $428 million and $336 million, respectively, in the third quarter of 2013. Net income for the quarter was $216 million which included a $120 million income tax provision. This compares to operating income of $268 million, income before income taxes of $246 million and net income of $245 million in the third quarter of 2012. The tax provision in the third quarter of 2012 was $1 million.

Our third quarter 2013 results included net special charges of $31 million, while the third quarter of 2012 included $53 million of net special credits. Excluding the effects of net special items for the third quarter of 2013, we recognized income before income taxes of $367 million, a Company third quarter record, and net income of $241 million. This compares to income before income taxes of $193 million and net income of $192 million in the third quarter of 2012 excluding the effects of net special items.

In the nine months ended September 30, 2013, we realized operating income of $1.01 billion and income before income taxes of $734 million. Net income in the 2013 nine month period was $547 million which included a $187 million income tax provision. This compares to operating income of $731 million, income before income taxes of $601 million and net income of $600 million in the 2012 nine month period. The tax provision in the 2012 nine month period was $1 million.

Our 2013 nine month period results included net special charges of $97 million, while the 2012 nine month period included $109 million of net special credits. Excluding the effects of net special items for the 2013 nine month period, we recognized income before income taxes of $831 million and net income of $619 million. This compares to income before income taxes of $492 million and net income of $491 million in the 2012 nine month period excluding the effects of net special items.

The following table details our income before income taxes and net income excluding special items (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income before income taxes	$336	$246	$734	$601
Special items:
Mainline operating special items, net (a)	40	14	103	25
Express operating special items, net (b)	(14)	—	(12)	3
Nonoperating special items, net (c)	5	(67)	6	(137)

Total special items	31	(53)	97	(109)

Income before income taxes excluding special items	$367	$193	$831	$492

Net income	$216	$245	$547	$600
Total special items	31	(53)	97	(109)
Net tax effect of special items	(6)	—	(25)	—

Net income excluding special items	$241	$192	$619	$491

(a)

The 2013 third quarter consisted primarily of merger related costs. The 2013 nine month period consisted primarily of merger related costs and charges related to the ratification of the US Airways flight attendant collective bargaining agreement.

The 2012 third quarter and nine month periods consisted primarily of merger related costs and auction rate securities arbitration costs.

(b)	The 2013 third quarter and nine month periods consisted primarily of a credit due to a favorable arbitration ruling related to a vendor contract.

(c)

The 2013 third quarter consisted of $5 million in charges primarily related to non-cash write offs of debt discount in connection with conversions of 7.25% convertible senior notes. The 2013 nine month period consisted of $36 million in charges primarily related to non-cash write offs of debt discount and debt issuance costs in connection with conversions of 7.25% convertible senior notes and repayment of the former Citicorp North America term loan. These charges were offset in part by a $30 million credit in connection with an award received in an arbitration related to previous investments in auction rate securities.

The 2012 third quarter consisted primarily of a $69 million gain related to the slot transaction with Delta Air Lines, Inc. (“Delta”). The 2012 nine month period consisted primarily of a $142 million gain related to the slot transaction with Delta, offset in part by $3 million in debt prepayment penalties and non-cash write offs of certain debt issuance costs related to the refinancing of two Airbus aircraft.

At December 31, 2012, gross net operating losses (“NOLs”) available for use by us were approximately $1.5 billion for federal income tax purposes. All of our NOLs are expected to be available for use in 2013 and expire during the years 2025 through 2031. We will use these NOLs to reduce our cash tax obligations when profitable going forward.

At December 31, 2012, we were in a net deferred tax asset position for financial reporting purposes, which included the NOLs, and were subject to a full valuation allowance. The federal and state valuation allowances were $118 million and $42 million, respectively, which included $32 million allocated primarily to certain federal capital loss carryforwards.

For each of the three and nine months ended September 30, 2013, we utilized NOLs to offset our taxable income. Historically, utilization of NOLs reduced our net deferred tax asset and in turn resulted in the release of our valuation allowance, which offset our tax provision dollar for dollar. In the second quarter of 2013, our pre-tax income and NOL utilization resulted in the use of our remaining valuation allowance associated with federal income taxes. Accordingly, with no remaining valuation allowance to release, we recorded $118 million and $183 million of non-cash federal income tax expense in the three and nine months ended September 30, 2013, respectively. We also recorded $2 million and $4 million of state income tax expense in the three and nine months ended September 30, 2013, respectively, related to certain states where NOLs were limited or unavailable to be used. As of September 30, 2013, we had approximately $1.2 billion of NOLs remaining for federal income tax purposes.

For each of the three and nine months ended September 30, 2012, NOL usage and release of valuation allowance offset our tax provision. As a result, we did not record federal income tax expense and recorded $1 million of state income tax expense related to certain states where NOLs were limited or unavailable to be used.

When profitable, we are ordinarily subject to Alternative Minimum Tax (“AMT”). However as the result of a special tax election made in 2009, we were able to utilize AMT NOLs to fully offset our AMT taxable income for each of the three and nine months ended September 30, 2013 and 2012.

The table below sets forth our selected mainline and express operating data:

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
	2013	2012	(Decrease)		2013	2012	(Decrease)
Mainline
Revenue passenger miles (millions) (a)	17,809	16,860	5.6%		50,068	47,564	5.3%
Available seat miles (millions) (b)	20,513	19,560	4.9%		58,667	56,665	3.5%
Passenger load factor (percent) (c)	86.8	86.2	0.6	pts	85.3	83.9	1.4	pts
Yield (cents) (d)	14.61	13.75	6.2%		14.71	14.47	1.7%
Passenger revenue per available seat mile (cents) (e)	12.68	11.85	7.0%		12.55	12.14	3.4%
Operating cost per available seat mile (cents) (f)	12.94	12.70	1.9%		13.19	13.12	0.5%
Passenger enplanements (thousands) (g)	14,543	13,739	5.9%		42,781	40,927	4.5%
Departures (thousands)	115	112	3.1%		345	341	1.0%
Aircraft at end of period	344	338	1.8%		344	338	1.8%
Block hours (thousands) (h)	320	310	3.4%		944	922	2.5%
Average stage length (miles) (i)	1,050	1,051	(0.1)%		1,021	1,010	1.2%
Average passenger journey (miles) (j)	1,821	1,829	(0.4)%		1,724	1,726	(0.1)%
Fuel consumption (gallons in millions)	304	291	4.3%		868	841	3.2%
Average aircraft fuel price including related taxes (dollars per gallon)	3.01	3.06	(1.8)%		3.05	3.16	(3.5)%
Full-time equivalent employees at end of period	31,964	30,845	3.6%		31,964	30,845	3.6%
Express (k)
Revenue passenger miles (millions) (a)	2,837	2,850	(0.5)%		8,343	8,112	2.8%
Available seat miles (millions) (b)	3,630	3,644	(0.4)%		10,723	10,722	—%
Passenger load factor (percent) (c)	78.1	78.2	(0.1	) pts	77.8	75.7	2.1	pts
Yield (cents) (d)	30.22	29.59	2.1%		29.93	31.10	(3.8)%
Passenger revenue per available seat mile (cents) (e)	23.61	23.15	2.0%		23.29	23.54	(1.1)%
Operating cost per available seat mile (cents) (f)	21.27	21.42	(0.7)%		21.91	22.25	(1.5)%
Passenger enplanements (thousands) (g)	7,252	7,326	(1.0)%		21,285	21,166	0.6%
Aircraft at end of period	281	282	(0.4)%		281	282	(0.4)%
Fuel consumption (gallons in millions)	88	89	(0.5)%		260	261	(0.1)%
Average aircraft fuel price including related taxes (dollars per gallon)	3.00	3.07	(2.1)%		3.06	3.18	(3.9)%
Total Mainline and Express
Revenue passenger miles (millions) (a)	20,646	19,710	4.7%		58,411	55,676	4.9%
Available seat miles (millions) (b)	24,143	23,204	4.1%		69,390	67,387	3.0%
Passenger load factor (percent) (c)	85.5	84.9	0.6	pts	84.2	82.6	1.6	pts
Yield (cents) (d)	16.75	16.04	4.4%		16.88	16.89	(0.1)%
Passenger revenue per available seat mile (cents) (e)	14.32	13.63	5.1%		14.21	13.96	1.8%
Total revenue per available seat mile (cents) (l)	15.97	15.22	4.9%		16.00	15.66	2.1%
Passenger enplanements (thousands) (g)	21,795	21,065	3.5%		64,066	62,093	3.2%
Aircraft at end of period	625	620	0.8%		625	620	0.8%
Fuel consumption (gallons in millions)	392	380	3.2%		1,128	1,102	2.4%
Average aircraft fuel price including related taxes (dollars per gallon)	3.01	3.07	(1.9)%		3.05	3.17	(3.6)%

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. One RPM represents one passenger flown one mile.
(b)	Available seat mile (“ASM”) — A basic measure of production. One ASM represents one seat flown one mile.
(c)	Passenger load factor — The percentage of available seats that are filled with revenue passengers.
(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by RPMs.
(e)	Passenger revenue per available seat mile (“PRASM”) — Passenger revenues divided by ASMs.

(f)	Operating cost per available seat mile (“CASM”) — Operating expenses divided by ASMs.
(g)	Passenger enplanements — The number of passengers on board an aircraft, including local, connecting and through passengers.
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

Three Months Ended September 30, 2013

Compared with the

Three Months Ended September 30, 2012

Operating Revenues:

	2013	2012	Percent Increase (Decrease)
	(In millions)
Operating revenues:
Mainline passenger	$2,601	$2,319	12.2
Express passenger	857	844	1.6
Cargo	37	35	5.5
Other	360	335	7.3

Total operating revenues	$3,855	$3,533	9.1

Total operating revenues in the third quarter of 2013 were $3.86 billion, a Company third quarter record and compares to $3.53 billion in the 2012 period, an increase of $322 million, or 9.1%. The growth in revenues was driven by strong demand for air travel. Significant changes in the components of operating revenues are as follows:

•

Mainline passenger revenues were $2.60 billion in the third quarter of 2013 as compared to $2.32 billion in the 2012 period. Mainline RPMs increased 5.6% as mainline capacity, as measured by ASMs, increased 4.9%, resulting in a 0.6 point increase in load factor to 86.8%, a Company third quarter record. Mainline passenger yield increased 6.2% to 14.61 cents in the third quarter of 2013 from 13.75 cents in the 2012 period. Mainline PRASM increased 7.0% to 12.68 cents in the third quarter of 2013 from 11.85 cents in the 2012 period.

•

Express passenger revenues were $857 million in the third quarter of 2013 as compared to $844 million in the 2012 period. Express RPMs decreased 0.5% as express capacity, as measured by ASMs, decreased 0.4%, resulting in a 0.1 point decrease in load factor to 78.1%. Express passenger yield increased 2.1% to 30.22 cents in the third quarter of 2013 from 29.59 cents in the 2012 period. Express PRASM increased 2.0% to 23.61 cents in the third quarter of 2013 from 23.15 cents in the 2012 period.

•

Other revenues were $360 million in the third quarter of 2013, an increase of $25 million, or 7.3%, from the 2012 period. The increase in other revenues was driven primarily by higher revenues associated with our frequent flyer program, including increased mileage sales to business partners, and an increase in passenger ticketing change fees as a result of increases in rates charged.

Operating Expenses:

	2013	2012	Percent Increase (Decrease)
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$915	$893	2.4
Salaries and related costs	681	609	11.7
Aircraft rent	150	160	(6.2)
Aircraft maintenance	170	171	(0.8)
Other rent and landing fees	166	148	12.5
Selling expenses	129	122	5.6
Special items, net	40	14	nm
Depreciation and amortization	73	60	22.7
Other	331	307	7.8

Total mainline operating expenses	2,655	2,484	6.9
Express expenses:
Fuel	265	272	(2.5)
Other	507	509	(0.3)

Total express expenses	772	781	(1.1)

Total operating expenses	$3,427	$3,265	5.0

Total operating expenses were $3.43 billion in the third quarter of 2013, an increase of $162 million, or 5.0%, compared to the 2012 period. The increase in operating expenses was primarily due to higher salaries and related costs as well as merger expenses. Higher salaries and related costs were driven by the March 2013 new flight attendant collective bargaining agreement, profit sharing and certain stock-based compensation programs. See detailed explanations below relating to the other changes in operating expenses.

Mainline Operating Expenses per ASM:

Our mainline CASM increased 0.24 cents, or 1.9%, from 12.70 cents in the third quarter of 2012 to 12.94 cents in the third quarter of 2013. Excluding special items, fuel and profit sharing our mainline CASM increased 0.13 cents, or 1.7%, from 7.95 cents in the third quarter of 2012 to 8.08 cents in the third quarter of 2013, while mainline capacity increased 4.9%.

The table below sets forth the major components of our total mainline CASM and our mainline CASM excluding special items, fuel and profit sharing for the three months ended September 30, 2013 and 2012:

	2013	2012	Percent Increase (Decrease)
	(In cents)
Mainline CASM:
Aircraft fuel and related taxes	4.46	4.57	(2.3)
Salaries and related costs	3.32	3.11	6.5
Aircraft rent	0.73	0.82	(10.5)
Aircraft maintenance	0.83	0.87	(5.4)
Other rent and landing fees	0.81	0.75	7.2
Selling expenses	0.63	0.62	0.7
Special items, net	0.20	0.07	nm
Depreciation and amortization	0.36	0.31	17.0
Other	1.62	1.57	2.8

Total mainline CASM	12.94	12.70	1.9
Special items, net	(0.20)	(0.07)
Aircraft fuel and related taxes	(4.46)	(4.57)
Profit sharing	(0.20)	(0.11)

Total mainline CASM excluding special items, fuel and profit sharing (1)	8.08	7.95	1.7

(1)

We believe that the presentation of mainline CASM excluding fuel is useful to investors because both the cost and availability of fuel are subject to many economic and political factors beyond our control, and the exclusion of special items and profit sharing provides investors the ability to measure financial performance in a way that is more indicative of our ongoing performance and that is more comparable to measures reported by other major airlines. Management uses mainline CASM excluding special items, fuel and profit sharing to evaluate our operating performance. Amounts may not recalculate due to rounding.

Significant changes in the components of mainline operating expense per ASM are as follows:

•	Aircraft fuel and related taxes per ASM decreased 2.3% primarily due to a 1.8% decrease in the average price per gallon of fuel to $3.01 in the third quarter of 2013 from $3.06 in the 2012 period.

•

Salaries and related costs per ASM increased 6.5% primarily due to increased costs associated with the March 2013 new flight attendant collective bargaining agreement, profit sharing and certain stock-based compensation programs.

•

Aircraft rent per ASM decreased 10.5% due to recent lease extensions of 29 aircraft at lower average rental rates. The average number of leased aircraft in the third quarter of 2013 decreased as compared to the 2012 period as we continue to purchase new replacement Airbus aircraft.

•	Other rent and landing fees per ASM increased 7.2% primarily due to rate increases at certain domestic airport locations.

•	Depreciation and amortization per ASM increased 17.0% primarily due to an increase in owned aircraft driven by the acquisition of 22 Airbus aircraft since the third quarter of 2012.

Express Operating Expenses:

Total express expenses decreased $9 million, or 1.1%, in the third quarter of 2013 to $772 million from $781 million in the 2012 period. The period-over-period decrease was primarily due to a $7 million, or 2.5%, decrease in fuel costs. The average price per gallon of fuel decreased 2.1% to $3.00 in the third quarter of 2013 from $3.07 in the 2012 period, on a 0.5% decrease in consumption.

Nonoperating Income (Expense):

	2013	2012	Percent Increase (Decrease)
	(In millions)
Nonoperating income (expense):
Interest income	$—	$—	24.2
Interest expense, net	(88)	(89)	(0.8)
Other, net	(4)	67	nm

Total nonoperating expense, net	$(92)	$(22)	nm

Interest income was less than $1 million in each of the third quarters of 2013 and 2012. Our cash equivalents and investments in marketable securities in each period consisted of highly liquid investments, principally money market securities and treasury bills, which provided nominal returns.

Other nonoperating expense of $4 million in the third quarter of 2013 consisted primarily of $5 million in special charges related to non-cash write offs of debt discount in connection with conversions of 7.25% convertible senior notes.

Other nonoperating income of $67 million in the third quarter of 2012 consisted primarily of a $69 million special gain related to the slot transaction with Delta.

Nine Months Ended September 30, 2013

Compared with the

Nine Months Ended September 30, 2012

Operating Revenues:

	2013	2012	Percent Increase (Decrease)
	(In millions)
Operating revenues:
Mainline passenger	$7,364	$6,881	7.0
Express passenger	2,497	2,523	(1.0)
Cargo	114	114	0.3
Other	1,125	1,035	8.6

Total operating revenues	$11,100	$10,553	5.2

Total operating revenues in the first nine months of 2013 were $11.10 billion as compared to $10.55 billion in the 2012 period, an increase of $547 million, or 5.2%. Significant changes in the components of operating revenues are as follows:

•

Mainline passenger revenues were $7.36 billion in the first nine months of 2013 as compared to $6.88 billion in the 2012 period. Mainline RPMs increased 5.3% as mainline capacity, as measured by ASMs, increased 3.5%, resulting in a 1.4 point increase in load factor to 85.3%. Mainline passenger yield increased 1.7% to 14.71 cents in the first nine months of 2013 from 14.47 cents in the 2012 period. Mainline PRASM increased 3.4% to 12.55 cents in the first nine months of 2013 from 12.14 cents in the 2012 period.

•

Express passenger revenues were $2.50 billion in the first nine months of 2013 as compared to $2.52 billion in the 2012 period. Express RPMs increased 2.8% as express capacity, as measured by ASMs, was flat versus the 2012 period, resulting in a 2.1 point increase in load factor to 77.8%. Express passenger yield decreased 3.8% to 29.93 cents in the first nine months of 2013 from 31.10 cents in the 2012 period. Express PRASM decreased 1.1% to 23.29 cents in the first nine months of 2013 from 23.54 cents in the 2012 period.

•

Other revenues were $1.13 billion in the first nine months of 2013, an increase of $90 million, or 8.6%, from the 2012 period. The increase in other revenues was driven primarily by higher revenues associated with our frequent flyer program, including increased mileage sales to business partners, an increase in passenger ticketing change fees as a result of increases in rates charged, checked bag fees as well as the PreferredAccess program which was implemented in the second quarter of 2012.

Operating Expenses:

	2013	2012	Percent Increase (Decrease)
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$2,648	$2,659	(0.4)
Salaries and related costs	2,018	1,888	6.9
Aircraft rent	457	483	(5.4)
Aircraft maintenance	512	506	1.1
Other rent and landing fees	467	419	11.3
Selling expenses	366	359	2.1
Special items, net	103	25	nm
Depreciation and amortization	210	182	15.2
Other	957	915	4.8

Total mainline operating expenses	7,738	7,436	4.1
Express expenses:
Fuel	797	830	(4.0)
Other	1,553	1,556	(0.2)

Total express expenses	2,350	2,386	(1.5)

Total operating expenses	$10,088	$9,822	2.7

Total operating expenses were $10.09 billion in the first nine months of 2013, an increase of $266 million, or 2.7%, compared to the 2012 period. The increase in operating expenses was primarily due to higher salaries and related costs as well as merger expenses. Higher salaries and related costs were driven by the March 2013 new flight attendant collective bargaining agreement and profit sharing. See detailed explanations below relating to the other changes in operating expenses.

Mainline Operating Expenses per ASM:

Our mainline CASM increased 0.07 cents, or 0.5%, from 13.12 cents in the first nine months of 2012 to 13.19 cents in the first nine months of 2013. Excluding special items, fuel and profit sharing our mainline CASM increased 0.05 cents, or 0.6%, from 8.29 cents in the first nine months of 2012 to 8.34 cents in the first nine months of 2013, while mainline capacity increased 3.5%.

The table below sets forth the major components of our total mainline CASM and our mainline CASM excluding special items, fuel and profit sharing for the nine months ended September 30, 2013 and 2012:

	2013	2012	Percent Increase (Decrease)
	(In cents)
Mainline CASM:
Aircraft fuel and related taxes	4.51	4.69	(3.8)
Salaries and related costs	3.44	3.33	3.2
Aircraft rent	0.78	0.85	(8.6)
Aircraft maintenance	0.87	0.89	(2.3)
Other rent and landing fees	0.80	0.74	7.5
Selling expenses	0.62	0.63	(1.4)
Special items, net	0.18	0.04	nm
Depreciation and amortization	0.36	0.32	11.3
Other	1.63	1.61	1.2

Total mainline CASM	13.19	13.12	0.5
Special items, net	(0.18)	(0.04)
Aircraft fuel and related taxes	(4.51)	(4.69)
Profit sharing	(0.16)	(0.10)

Total mainline CASM excluding special items, fuel and profit sharing (1)	8.34	8.29	0.6

(1)

We believe that the presentation of mainline CASM excluding fuel is useful to investors because both the cost and availability of fuel are subject to many economic and political factors beyond our control, and the exclusion of special items and profit sharing provides investors the ability to measure financial performance in a way that is more indicative of our ongoing performance and that is more comparable to measures reported by other major airlines. Management uses mainline CASM excluding special items, fuel and profit sharing to evaluate our operating performance. Amounts may not recalculate due to rounding.

Significant changes in the components of mainline operating expense per ASM are as follows:

•	Aircraft fuel and related taxes per ASM decreased 3.8% primarily due to a 3.5% decrease in the average price per gallon of fuel to $3.05 in the first nine months of 2013 from $3.16 in the 2012 period.

•	Salaries and related costs per ASM increased 3.2% primarily due to increased costs associated with the March 2013 new flight attendant collective bargaining agreement and profit sharing.

•

Aircraft rent per ASM decreased 8.6% due to recent lease extensions of 36 aircraft at lower average rental rates. The average number of leased aircraft in the first nine months of 2013 decreased as compared to the 2012 period as we continue to purchase new replacement Airbus aircraft.

•	Other rent and landing fees per ASM increased 7.5% primarily due to rate increases at certain domestic airport locations.

•	Depreciation and amortization per ASM increased 11.3% primarily due to an increase in owned aircraft driven by the acquisition of 22 Airbus aircraft since the third quarter of 2012.

Express Operating Expenses:

Total express expenses decreased $36 million, or 1.5%, in the first nine months of 2013 to $2.35 billion from $2.39 billion in the 2012 period. The period-over-period decrease was primarily due to a $33 million, or 4.0%, decrease in fuel costs. The average price per gallon of fuel decreased 3.9% to $3.06 in the first nine months of 2013 from $3.18 in the 2012 period, on a 0.1% decrease in consumption.

Nonoperating Income (Expense):

	2013	2012	Percent Increase (Decrease)
	(In millions)
Nonoperating income (expense):
Interest income	$1	$1	36.0
Interest expense, net	(263)	(256)	2.5
Other, net	(16)	125	nm

Total nonoperating expense, net	$(278)	$(130)	nm

Interest income was $1 million in each of the nine month periods of 2013 and 2012. Our cash equivalents and investments in marketable securities in each period consisted of highly liquid investments, principally money market securities and treasury bills, which provided nominal returns.

Other nonoperating expense of $16 million in the first nine months of 2013 consisted primarily of $36 million in special charges principally related to non-cash write offs of debt discount and debt issuance costs in connection with conversions of 7.25% convertible senior notes and repayment of the former Citicorp North America term loan. We also incurred $10 million in net foreign currency losses as a result of the overall strengthening of the U.S. dollar in the first nine months of 2013. These charges were offset in part by a special $30 million credit in connection with an award received in an arbitration related to previous investments in auction rate securities.

Other nonoperating income of $125 million in the first nine months of 2012 consisted primarily of a $142 million special gain related to the slot transaction with Delta, offset in part by $8 million in net foreign currency losses as a result of the overall strengthening of the U.S. dollar in the first nine months of 2012 and $3 million in special charges for debt prepayment penalties and non-cash write offs of certain debt issuance costs related to the refinancing of two Airbus aircraft.

US Airways’ Results of Operations

In the three months ended September 30, 2013, US Airways realized operating income of $421 million and income before income taxes of $348 million, driven by US Airways’ highest third quarter operating revenues in its history. Net income for the quarter was $220 million which included a $128 million income tax provision. This compares to operating income of $262 million, income before income taxes of $264 million and net income of $263 million in the third quarter of 2012. The tax provision in the third quarter of 2012 was $1 million.

In the nine months ended September 30, 2013, US Airways realized operating income of $1.00 billion and income before income taxes of $821 million. Net income in the 2013 nine month period was $614 million which included a $207 million income tax provision. This compares to operating income of $713 million, income before income taxes of $657 million and net income of $656 million in the 2012 nine month period. The tax provision in the 2012 nine month period was $1 million.

US Airways’ results have been impacted by the following net special charges (credits) (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Mainline operating special items, net (a)	$40	$14	$103	$25
Express operating special items, net (b)	(14)	—	(14)	—
Nonoperating special items, net (c)	—	(67)	(28)	(137)

Total	$26	$(53)	$61	$(112)

(a)

The 2013 third quarter consisted primarily of merger related costs. The 2013 nine month period consisted primarily of merger related costs and charges related to the ratification of the US Airways flight attendant collective bargaining agreement.

The 2012 third quarter and nine month periods consisted primarily of merger related costs and auction rate securities arbitration costs.

(b)	The 2013 third quarter and nine month periods consisted of a credit due to a favorable arbitration ruling related to a vendor contract.

(c)

The 2013 nine month period consisted of a $30 million credit in connection with an award received in an arbitration related to previous investments in auction rate securities, offset in part by $2 million in charges primarily related to non-cash write offs of debt issuance costs.

The 2012 third quarter consisted primarily of a $69 million gain related to the slot transaction with Delta. The 2012 nine month period consisted primarily of a $142 million gain related to the slot transaction with Delta, offset in part by $3 million in debt prepayment penalties and non-cash write offs of certain debt issuance costs related to the refinancing of two Airbus aircraft.

At December 31, 2012, gross NOLs available for use by US Airways were approximately $1.4 billion for federal income tax purposes. All of US Airways’ NOLs are expected to be available for use in 2013 and expire during the years 2025 through 2031. US Airways will use these NOLs to reduce its cash tax obligations when profitable going forward.

At December 31, 2012, US Airways was in a net deferred tax asset position for financial reporting purposes, which included the NOLs, and was subject to a full valuation allowance. The federal and state valuation allowances were $126 million and $42 million, respectively, which included $32 million allocated primarily to certain federal capital loss carryforwards.

For each of the three and nine months ended September 30, 2013, US Airways utilized NOLs to offset its taxable income. Historically, utilization of NOLs reduced US Airways’ net deferred tax asset and in turn resulted in the release of its valuation allowance, which offset US Airways’ tax provision dollar for dollar. In the second quarter of 2013, US Airways’ pre-tax income and NOL utilization resulted in the use of its remaining valuation allowance associated with federal income taxes. Accordingly, with no remaining valuation allowance to release, US Airways recorded $127 million and $205 million of non-cash federal income tax expense in the three and nine months ended September 30, 2013, respectively. US Airways also recorded $1 million and $2 million of state income tax expense in the three and nine months ended September 30, 2013, respectively, related to certain states where NOLs were limited or unavailable to be used.

For each of the three and nine months ended September 30, 2012, NOL usage and release of valuation allowance offset US Airways’ tax provision. As a result, US Airways did not record federal income tax expense and recorded $1 million of state income tax expense related to certain states where NOLs were limited or unavailable to be used.

When profitable, US Airways is ordinarily subject to AMT. However as the result of a special tax election made in 2009, US Airways was able to utilize AMT NOLs to fully offset its AMT taxable income for each of the three and nine months ended September 30, 2013 and 2012.

The table below sets forth US Airways’ selected mainline and express operating data:

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
	2013	2012	(Decrease)		2013	2012	(Decrease)
Mainline
Revenue passenger miles (millions) (a)	17,809	16,860	5.6%		50,068	47,564	5.3%
Available seat miles (millions) (b)	20,513	19,560	4.9%		58,667	56,665	3.5%
Passenger load factor (percent) (c)	86.8	86.2	0.6	pts	85.3	83.9	1.4	pts
Yield (cents) (d)	14.61	13.75	6.2%		14.71	14.47	1.7%
Passenger revenue per available seat mile (cents) (e)	12.68	11.85	7.0%		12.55	12.14	3.4%
Aircraft at end of period	344	338	1.8%		344	338	1.8%
Fuel consumption (gallons in millions)	304	291	4.3%		868	841	3.2%
Average aircraft fuel price including related taxes (dollars per gallon)	3.01	3.06	(1.8)%		3.05	3.16	(3.5)%
Express (f)
Revenue passenger miles (millions) (a)	2,837	2,850	(0.5)%		8,343	8,112	2.8%
Available seat miles (millions) (b)	3,630	3,644	(0.4)%		10,723	10,722	—%
Passenger load factor (percent) (c)	78.1	78.2	(0.1	) pts	77.8	75.7	2.1	pts
Yield (cents) (d)	30.22	29.59	2.1%		29.93	31.10	(3.8)%
Passenger revenue per available seat mile (cents) (e)	23.61	23.15	2.0%		23.29	23.54	(1.1)%
Aircraft at end of period	281	282	(0.4)%		281	282	(0.4)%
Fuel consumption (gallons in millions)	88	89	(0.5)%		260	261	(0.1)%
Average aircraft fuel price including related taxes (dollars per gallon)	3.00	3.07	(2.2)%		3.06	3.19	(3.9)%
Total Mainline and Express
Revenue passenger miles (millions) (a)	20,646	19,710	4.7%		58,411	55,676	4.9%
Available seat miles (millions) (b)	24,143	23,204	4.1%		69,390	67,387	3.0%
Passenger load factor (percent) (c)	85.5	84.9	0.6	pts	84.2	82.6	1.6	pts
Yield (cents) (d)	16.75	16.04	4.4%		16.88	16.89	(0.1)%
Passenger revenue per available seat mile (cents) (e)	14.32	13.63	5.1%		14.21	13.96	1.8%
Total revenue per available seat mile (cents) (g)	16.13	15.40	4.7%		16.16	15.84	2.1%
Aircraft at end of period	625	620	0.8%		625	620	0.8%
Fuel consumption (gallons in millions)	392	380	3.2%		1,128	1,102	2.4%
Average aircraft fuel price including related taxes (dollars per gallon)	3.01	3.07	(2.1)%		3.05	3.17	(3.6)%

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. One RPM represents one passenger flown one mile.
(b)	Available seat mile (“ASM”) — A basic measure of production. One ASM represents one seat flown one mile.
(c)	Passenger load factor — The percentage of available seats that are filled with revenue passengers.
(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by RPMs.
(e)	Passenger revenue per available seat mile (“PRASM”) — Passenger revenues divided by ASMs.
(f)

Express statistics include Piedmont and PSA, as well as operating and financial results from capacity purchase agreements with Air Wisconsin Airlines Corporation, Republic Airline Inc., Mesa Airlines, Inc., Chautauqua Airlines, Inc. and SkyWest Airlines, Inc.

(g)	Total revenue per available seat mile (“RASM”) — Total revenues divided by total mainline and express ASMs.

Three Months Ended September 30, 2013

Compared with the

Three Months Ended September 30, 2012

Operating Revenues:

	2013	2012	Percent Increase (Decrease)
	(In millions)
Operating revenues:
Mainline passenger	$2,601	$2,319	12.2
Express passenger	857	844	1.6
Cargo	37	35	5.5
Other	400	377	5.9

Total operating revenues	$3,895	$3,575	9.0

Total operating revenues in the third quarter of 2013 were $3.90 billion as compared to $3.58 billion in the 2012 period, an increase of $320 million, or 9.0%. The growth in revenues was driven by strong demand for air travel. Significant changes in the components of operating revenues are as follows:

•

Mainline passenger revenues were $2.60 billion in the third quarter of 2013 as compared to $2.32 billion in the 2012 period. Mainline RPMs increased 5.6% as mainline capacity, as measured by ASMs, increased 4.9%, resulting in a 0.6 point increase in load factor to 86.8%. Mainline passenger yield increased 6.2% to 14.61 cents in the third quarter of 2013 from 13.75 cents in the 2012 period. Mainline PRASM increased 7.0% to 12.68 cents in the third quarter of 2013 from 11.85 cents in the 2012 period.

•

Express passenger revenues were $857 million in the third quarter of 2013 as compared to $844 million in the 2012 period. Express RPMs decreased 0.5% as express capacity, as measured by ASMs, decreased 0.4%, resulting in a 0.1 point decrease in load factor to 78.1%. Express passenger yield increased 2.1% to 30.22 cents in the third quarter of 2013 from 29.59 cents in the 2012 period. Express PRASM increased 2.0% to 23.61 cents in the third quarter of 2013 from 23.15 cents in the 2012 period.

•

Other revenues were $400 million in the third quarter of 2013, an increase of $23 million, or 5.9%, from the 2012 period. The increase in other revenues was driven primarily by higher revenues associated with US Airways’ frequent flyer program, including increased mileage sales to business partners, and an increase in passenger ticketing change fees as a result of increases in rates charged.

Operating Expenses:

	2013	2012	Percent Increase (Decrease)
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$915	$893	2.4
Salaries and related costs	681	609	11.7
Aircraft rent	150	160	(6.2)
Aircraft maintenance	170	171	(0.8)
Other rent and landing fees	166	148	12.5
Selling expenses	129	122	5.6
Special items, net	40	14	nm
Depreciation and amortization	76	62	21.8
Other	341	317	7.5

Total mainline operating expenses	2,668	2,496	6.9
Express expenses:
Fuel	265	272	(2.3)
Other	541	545	(0.6)

Total express expenses	806	817	(1.2)

Total operating expenses	$3,474	$3,313	4.9

Total operating expenses were $3.47 billion in the third quarter of 2013, an increase of $161 million, or 4.9%, compared to the 2012 period. The increase in operating expenses was primarily due to higher salaries and related costs as well as merger expenses. Higher salaries and related costs were driven by the March 2013 new flight attendant collective bargaining agreement, profit sharing and certain stock-based compensation programs. See detailed explanations below relating to the other changes in operating expenses.

Mainline Operating Expenses:

Significant changes in the components of mainline operating expenses are as follows:

•

Aircraft fuel and related taxes increased 2.4% primarily due to a 4.3% increase in consumption, offset in part by a 1.8% decrease in the average price per gallon of fuel to $3.01 in the third quarter of 2013 from $3.06 in the 2012 period.

•

Salaries and related costs increased 11.7% primarily due to increased costs associated with the March 2013 new flight attendant collective bargaining agreement, profit sharing and certain stock-based compensation programs.

•

Aircraft rent decreased 6.2% due to recent lease extensions of 29 aircraft at lower average rental rates. The average number of leased aircraft in the third quarter of 2013 decreased as compared to the 2012 period as US Airways continues to purchase new replacement Airbus aircraft.

•	Other rent and landing fees increased 12.5% primarily due to rate increases at certain domestic airport locations.

•	Depreciation and amortization increased 21.8% primarily due to an increase in owned aircraft driven by the acquisition of 22 Airbus aircraft since the third quarter of 2012.

Express Operating Expenses:

Total express expenses decreased $11 million, or 1.2%, in the third quarter of 2013 to $806 million from $817 million in the 2012 period. The period-over-period decrease was primarily due to a $7 million, or 2.3%, decrease in fuel costs. The average price per gallon of fuel decreased 2.2% to $3.00 in the third quarter of 2013 from $3.07 in the 2012 period, on a 0.5% decrease in consumption.

Nonoperating Income (Expense):

	2013	2012	Percent Increase (Decrease)
	(In millions)
Nonoperating income (expense):
Interest income	$2	$—	nm
Interest expense, net	(76)	(65)	18.0
Other, net	1	67	(98.9)

Total nonoperating income (expense), net	$(73)	$2	nm

Interest income was $2 million and less than $1 million in the third quarter of 2013 and 2012, respectively. US Airways’ cash equivalents and investments in marketable securities in each period consisted of highly liquid investments, principally money market securities and treasury bills, which provided nominal returns.

Other nonoperating income of $67 million in the third quarter of 2012 consisted primarily of a $69 million special gain related to the slot transaction with Delta.

Nine Months Ended September 30, 2013

Compared with the

Nine Months Ended September 30, 2012

Operating Revenues:

	2013	2012	Percent Increase (Decrease)
	(In millions)
Operating revenues:
Mainline passenger	$7,364	$6,881	7.0
Express passenger	2,497	2,523	(1.0)
Cargo	114	114	0.3
Other	1,242	1,155	7.5

Total operating revenues	$11,217	$10,673	5.1

Total operating revenues in the first nine months of 2013 were $11.22 billion as compared to $10.67 billion in the 2012 period, an increase of $544 million, or 5.1%. Significant changes in the components of operating revenues are as follows:

•

Mainline passenger revenues were $7.36 billion in the first nine months of 2013 as compared to $6.88 billion in the 2012 period. Mainline RPMs increased 5.3% as mainline capacity, as measured by ASMs, increased 3.5%, resulting in a 1.4 point increase in load factor to 85.3%. Mainline passenger yield increased 1.7% to 14.71 cents in the first nine months of 2013 from 14.47 cents in the 2012 period. Mainline PRASM increased 3.4% to 12.55 cents in the first nine months of 2013 from 12.14 cents in the 2012 period.

•

Express passenger revenues were $2.50 billion in the first nine months of 2013 as compared to $2.52 billion in the 2012 period. Express RPMs increased 2.8% as express capacity, as measured by ASMs, was flat versus the 2012 period, resulting in a 2.1 point increase in load factor to 77.8%. Express passenger yield decreased 3.8% to 29.93 cents in the first nine months of 2013 from 31.10 cents in the 2012 period. Express PRASM decreased 1.1% to 23.29 cents in the first nine months of 2013 from 23.54 cents in the 2012 period.

•

Other revenues were $1.24 billion in the first nine months of 2013, an increase of $87 million, or 7.5%, from the 2012 period. The increase in other revenues was driven primarily by higher revenues associated with US Airways’ frequent flyer program, including increased mileage sales to business partners, an increase in passenger ticketing change fees as a result of increases in rates charged, checked bag fees as well as the PreferredAccess program which was implemented in the second quarter of 2012.

Operating Expenses:

	2013	2012	Percent Increase (Decrease)
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$2,648	$2,659	(0.4)
Salaries and related costs	2,018	1,888	6.9
Aircraft rent	457	483	(5.4)
Aircraft maintenance	512	506	1.1
Other rent and landing fees	467	419	11.3
Selling expenses	366	359	2.1
Special items, net	103	25	nm
Depreciation and amortization	217	190	14.7
Other	986	944	4.6

Total mainline operating expenses	7,774	7,473	4.0
Express expenses:
Fuel	797	830	(4.0)
Other	1,646	1,657	(0.7)

Total express expenses	2,443	2,487	(1.8)

Total operating expenses	$10,217	$9,960	2.6

Total operating expenses were $10.22 billion in the first nine months of 2013, an increase of $257 million, or 2.6%, compared to the 2012 period. The increase in operating expenses was primarily due to higher salaries and related costs as well as merger expenses. Higher salaries and related costs were driven by the March 2013 new flight attendant collective bargaining agreement and profit sharing. See detailed explanations below relating to the other changes in operating expenses.

Mainline Operating Expenses:

Significant changes in the components of mainline operating expenses are as follows:

•

Aircraft fuel and related taxes decreased 0.4% primarily due to a 3.5% decrease in the average price per gallon of fuel to $3.05 in the first nine months of 2013 from $3.16 in the 2012 period, offset in part by a 3.2% increase in consumption.

•	Salaries and related costs increased 6.9% primarily due to increased costs associated with the March 2013 new flight attendant collective bargaining agreement and profit sharing.

•

Aircraft rent decreased 5.4% due to recent lease extensions of 36 aircraft at lower average rental rates. The average number of leased aircraft in the first nine months of 2013 decreased as compared to the 2012 period as US Airways continues to purchase new replacement Airbus aircraft.

•	Other rent and landing fees increased 11.3% primarily due to rate increases at certain domestic airport locations.

•	Depreciation and amortization increased 14.7% primarily due to an increase in owned aircraft driven by the acquisition of 22 Airbus aircraft since the third quarter of 2012.

Express Operating Expenses:

Total express expenses decreased $44 million, or 1.8%, in the first nine months of 2013 to $2.44 billion from $2.49 billion in the 2012 period. The period-over-period decrease was primarily due to a $33 million, or 4.0%, decrease in fuel costs. The average price per gallon of fuel decreased 3.9% to $3.06 in the first nine months of 2013 from $3.19 in the 2012 period, on a 0.1% decrease in consumption.

Nonoperating Income (Expense):

	2013	2012	Percent Increase (Decrease)
	(In millions)
Nonoperating income (expense):
Interest income	$4	$1	nm
Interest expense, net	(201)	(182)	10.4
Other, net	18	125	(85.2)

Total nonoperating expense, net	$(179)	$(56)	nm

Interest income was $4 million and $1 million in the first nine months of 2013 and 2012, respectively. US Airways’ cash equivalents and investments in marketable securities in each period consisted of highly liquid investments, principally money market securities and treasury bills, which provided nominal returns.

Other nonoperating income of $18 million in the first nine months of 2013 consisted primarily of a special $30 million credit in connection with an award received in an arbitration related to previous investments in auction rate securities, offset in part by $2 million in special charges principally related to non-cash write offs of debt issuance costs. US Airways also incurred $10 million in net foreign currency losses as a result of the overall strengthening of the U.S. dollar in the first nine months of 2013.

Other nonoperating income of $125 million in the first nine months of 2012 consisted primarily of a $142 million special gain related to the slot transaction with Delta, offset in part by $8 million in net foreign currency losses as a result of the overall strengthening of the U.S. dollar in the first nine months of 2012 and $3 million in special charges for debt prepayment penalties and non-cash write offs of certain debt issuance costs related to the refinancing of two Airbus aircraft.

Liquidity and Capital Resources

As of September 30, 2013, our total cash, cash equivalents, investments in marketable securities and restricted cash was $3.87 billion, of which $350 million was restricted.

Sources and Uses of Cash

US Airways Group

Operating Activities

Net cash provided by operating activities was $1.15 billion and $887 million for the first nine months of 2013 and 2012, respectively, a period-over-period improvement of $263 million. This increase in cash flows during the 2013 period was due principally to our operating profitability resulting from the growth in revenues driven by strong demand for air travel.

Investing Activities

Net cash used in investing activities was $1.19 billion and $410 million for the first nine months of 2013 and 2012, respectively.

Principal investing activities in the 2013 period included expenditures of $937 million for property and equipment and consisted primarily of the purchase of 16 Airbus aircraft. Investing activities also included $202 million in purchases of marketable securities, expenditures of $138 million for pre-delivery deposits for 30 Airbus aircraft on order and a $14 million increase in restricted cash. Restricted cash increased primarily due to a change in the amount of holdback held by certain credit card processors for advance ticket sales for which US Airways had not yet provided air transportation. These expenditures were offset in part by $100 million in sales of marketable securities.

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

Financing Activities

Net cash provided by financing activities was $1.08 billion and $11 million for the first nine months of 2013 and 2012, respectively.

Principal financing activities in the 2013 period included proceeds from the issuance of debt of $2.92 billion, consisting of $1.60 billion from our 2013 Citicorp credit facility, $823 million from Enhanced Equipment Trust Certificate (“EETC”) equipment notes associated with aircraft deliveries in the first nine months of 2013 and $500 million from our 6.125% senior notes. These cash inflows were offset in part by debt repayments of $1.79 billion, including the $1.10 billion repayment of our former Citicorp North America term loan and $200 million repayment of our Barclays prepaid miles loan.

Principal financing activities in the 2012 period included proceeds of $395 million primarily from the issuance of debt, which included $168 million from equipment notes associated with EETC transactions and $100 million from a slot financing transaction. These cash inflows were offset in part by debt repayments of $370 million, including the repayment of $60 million in existing debt associated with two Airbus aircraft refinanced by the May 2012 EETC issuance.

US Airways

Operating Activities

Net cash provided by operating activities was $1.12 billion and $867 million for the first nine months of 2013 and 2012, respectively, a period-over-period improvement of $248 million. This increase in cash flows during the 2013 period was due principally to US Airways’ operating profitability resulting from the growth in revenues driven by strong demand for air travel.

Investing Activities

Net cash used in investing activities was $1.18 billion and $403 million for the first nine months of 2013 and 2012, respectively.

Principal investing activities in the 2013 period included expenditures of $927 million for property and equipment and consisted primarily of the purchase of 16 Airbus aircraft. Investing activities also included $202 million in purchases of marketable securities, expenditures of $138 million for pre-delivery deposits for 30 Airbus aircraft on order and a $14 million increase in restricted cash. Restricted cash increased primarily due to a change in the amount of holdback held by certain credit card processors for advance ticket sales for which US Airways had not yet provided air transportation. These expenditures were offset in part by $100 million in sales of marketable securities.

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

Financing Activities

Net cash provided by financing activities was $1.11 billion and $27 million for the first nine months of 2013 and 2012, respectively.

Principal financing activities in the 2013 period included proceeds from the issuance of debt of $2.42 billion, consisting of $1.60 billion from US Airways’ 2013 Citicorp credit facility and $823 million from EETC equipment notes associated with aircraft deliveries in the first nine months of 2013. These cash inflows were offset in part by a $804 million decrease in the intercompany payable to US Airways Group, consisting of the repayment of US Airways Group’s former Citicorp North America term loan and Barclays prepaid miles loan offset in part by proceeds from the issuance of US Airways Group’s 6.125% senior notes, and debt repayments of $467 million.

Principal financing activities in the 2012 period included proceeds of $395 million primarily from the issuance of debt, which included $168 million from equipment notes associated with EETC transactions and $100 million from a slot financing transaction. These cash inflows were offset in part by debt repayments of $354 million, including the repayment of $60 million in existing debt associated with two Airbus aircraft refinanced by the May 2012 EETC issuance.

Commitments

As of September 30, 2013, we had $5.97 billion of long-term debt and capital leases (including current maturities and before discount on debt). The information contained herein is not a comprehensive discussion and analysis of our commitments, but rather updates disclosures made in the 2012 Form 10-K.

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

The 2013 Citicorp credit facility bears interest at an index rate plus an applicable index margin or, at US Airways’ option, LIBOR (subject to a floor) plus an applicable LIBOR margin. As of September 30, 2013, the interest rate was 4.25% based on a 3.25% LIBOR margin for Tranche B-1 and 3.50% based on a 2.50% LIBOR margin for Tranche B-2.

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

As of September 30, 2013, $77 million of the escrowed proceeds from the 2013-1 EETCs have been used to purchase equipment notes issued by US Airways in two series: Series A equipment notes in the amount of $58 million bearing interest at 3.95% per annum and Series B equipment notes in the amount of $19 million bearing interest at 5.375% per annum. Interest on the equipment notes is payable semiannually in May and November of each year, beginning in November 2013. Principal payments on the equipment notes are scheduled to begin in November 2014. The final payments on the Series A and Series B equipment notes will be due in November 2025 and November 2021, respectively. US Airways’ payment obligations under the equipment notes are fully and unconditionally guaranteed by US Airways Group. The net proceeds from the issuance of these equipment notes were used to finance two Airbus aircraft delivered in September 2013. The equipment notes are secured by liens on aircraft. The remaining $743 million of escrowed proceeds will be used to purchase equipment notes as new aircraft are delivered.

2012-2 EETCs

In June 2013, US Airways created a new pass-through trust and issued a new class of its US Airways Pass Through Certificates, Series 2012-2: Class C in the aggregate face amount of $100 million. US Airways previously issued two classes of US Airways Pass Through Certificates, Series 2012-2: Class A and Class B in the aggregate face amount of $546 million, pursuant to separate trusts established for each of the Class A certificates and Class B certificates at the time of the issuance thereof in December 2012.

As of September 30, 2013, US Airways has issued $563 million of equipment notes in three series under its 2012-2 EETCs: Series A equipment notes in the amount of $365 million bearing interest at 4.625% per annum, Series B equipment notes in the amount of $112 million bearing interest at 6.75% per annum and Series C equipment notes in the amount of $86 million bearing interest at 5.45% per annum. Interest on the equipment notes is payable semiannually in June and December of each year and began in June 2013 for Series A and Series B, and will begin in December 2013 for Series C. Principal payments on the Series A and Series B equipment notes are scheduled to begin in December 2013. The final payments on the Series A equipment notes, Series B equipment notes and Series C equipment notes will be due in June 2025, June 2021 and June 2018, respectively. US Airways’ payment obligations under the equipment notes are fully and unconditionally guaranteed by US Airways Group. The only principal payments due on the Series C equipment notes are the principal payments that will be due on the final payment date. The net proceeds from the issuance of these equipment notes were used to finance 10 Airbus aircraft delivered from May 2013 through August 2013. The equipment notes are secured by liens on aircraft. The remaining $83 million of escrowed proceeds will be used to purchase equipment notes as new aircraft are delivered.

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

7.25% Convertible Senior Notes

In the first nine months of 2013, holders converted approximately $149 million principal amount of the 7.25% convertible senior notes, resulting in the issuance of approximately 32.6 million shares of our common stock. In connection with the conversion of these notes, we recorded approximately $28 million in special debt extinguishment charges which are included within other nonoperating expense, net on the condensed consolidated statement of operations included in Part I, Item 1A of this report.

Barclays Prepaid Miles

In July 2013, we repaid in full the Barclays prepaid miles loan at its face amount of $200 million plus accrued interest.

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

Aircraft and Engine Purchase Commitments

US Airways has definitive purchase agreements with Airbus for the acquisition of 134 aircraft, including 97 single-aisle A320 family aircraft and 37 widebody aircraft (comprised of 22 A350 XWB aircraft and 15 A330-200 aircraft). Since 2008, when deliveries commenced under the purchase agreements, US Airways has taken delivery of 74 aircraft through September 30, 2013, which includes four A320 aircraft, 60 A321 aircraft and 10 A330-200 aircraft. US Airways plans to take delivery of three A321 aircraft in the remainder of 2013, with the remaining 30 A320 family aircraft scheduled to be delivered between 2014 and 2015. In addition, US Airways plans to take delivery of two A330-200 aircraft in the remainder of 2013, with the remaining three A330-200 aircraft scheduled to be delivered in 2014. Deliveries of the 22 A350 XWB family aircraft are presently scheduled to begin in 2017 and extend through 2019.

US Airways has agreements for the purchase of eight new IAE V2500-A5 spare engines scheduled for delivery through 2014 for use on the A320 family fleet, three new Trent 700 spare engines scheduled for delivery through 2013 for use on the A330-200 fleet and three new Trent XWB spare engines scheduled for delivery in 2017 through 2019 for use on the A350 XWB family aircraft. US Airways has taken delivery of two of the Trent 700 spare engines and four of the V2500-A5 spare engines through September 30, 2013.

Under all of our aircraft and engine purchase agreements, our total future commitments as of September 30, 2013 are expected to be approximately $4.05 billion through 2019, which includes predelivery deposits and payments. We have financing commitments for all future Airbus aircraft deliveries. See Part II, Item 1A, Risk Factors – “Increased costs of financing, a reduction in the availability of financing and fluctuations in interest rates could adversely affect our liquidity, operating expenses and results” and “Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions.”

Covenants and Credit Rating

In addition to the minimum cash balance requirements, our long-term debt agreements contain various negative covenants that may restrict or limit our actions, including our ability to make certain investments and restricted payments and incur additional indebtedness. Our long-term debt agreements also generally contain cross-default provisions, which may be triggered by defaults by us under other agreements relating to indebtedness. See Part II, Item 1A, Risk Factors – “Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions” and “Any failure to comply with the liquidity covenants contained in our financing arrangements would likely have a material adverse effect on our business, financial condition and results of operations.” As of September 30, 2013, we and our subsidiaries were in compliance with the covenants in our long-term debt agreements.

The following table details our credit ratings as of September 30, 2013:

	S&P	Fitch	Moody’s
	Local Issuer Credit Rating	Issuer Default Credit Rating	Corporate Family Rating
US Airways Group	B	B+	B3
US Airways	B	B+	(1)

(1)	The credit agency does not rate this category for US Airways.

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

In February 2013, the US Airways flight attendants represented by the Association of Flight Attendants voted to ratify a new collective bargaining agreement. We estimate that over the five-year term of the contract, the economic cost is approximately $40 million per year compared to the prior agreement.

In March 2013, pilots at Piedmont Airlines and PSA Airlines, represented by the Air Line Pilots Association (“ALPA”), each voted to ratify a new five-year collective bargaining agreement. These agreements are not expected to have a material impact on our results of operations. In September 2013, pilots at PSA Airlines, represented by ALPA, voted to ratify a Letter of Agreement (“LOA”) that amends their existing collective bargaining agreement ratified in March 2013. The LOA will only become effective in the event a merger with AMR is consummated.

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

Contractual Obligations

The following table provides details of our future cash contractual obligations as of September 30, 2013 (in millions):

	Payments Due by Period
	2013	2014	2015	2016	2017	Thereafter	Total
US Airways Group (1)
Debt (2)	$—	$23	$—	$—	$—	$530	$553
Interest obligations (3)	9	34	33	33	33	31	173
US Airways (4)
Debt and capital lease obligations (5) (6)	117	451	442	979	383	3,044	5,416
Interest obligations (3) (6)	68	253	225	213	195	407	1,361
Aircraft purchase and operating lease commitments (7)	488	1,828	1,276	719	1,384	3,051	8,746
Regional capacity purchase agreements (8)	266	1,024	902	580	441	563	3,776
Other US Airways Group subsidiaries (9)	3	10	8	8	7	6	42

Total	$951	$3,623	$2,886	$2,532	$2,443	$7,632	$20,067

(1)	These commitments represent those entered into by US Airways Group.
(2)	Excludes $3 million of unamortized debt discount as of September 30, 2013.
(3)	For variable-rate debt, future interest obligations are shown above using interest rates in effect as of September 30, 2013.
(4)	These commitments represent those entered into by US Airways.
(5)	Excludes $55 million of unamortized debt discount as of September 30, 2013.
(6)

Includes $2.33 billion of future principal payments and $786 million of future interest payments as of September 30, 2013, respectively, related to EETCs associated with mortgage financings for the purchase of certain aircraft.

(7)	Includes $2.09 billion of future minimum lease payments related to EETC leveraged leased financings of certain aircraft as of September 30, 2013.
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

In light of our significant financial commitments related to, among other things, new aircraft and the servicing and amortization of existing debt and equipment leasing arrangements, we regularly consider and enter into negotiations related to capital raising activity, which may include the entry into leasing transactions and future issuances of secured or unsecured debt obligations or additional equity securities, in public or private offerings or otherwise. The cash available to us from operations and these sources, however, may not be sufficient to cover these cash obligations because economic factors may reduce the amount of cash generated by operations or increase our costs. For instance, an economic downturn or general global instability caused by military actions, terrorism, disease outbreaks and natural disasters could reduce the demand for air travel, which would reduce the amount of cash generated by operations. An increase in our costs, either due to an increase in borrowing costs caused by a reduction in our credit rating or a general increase in interest rates or due to an increase in the cost of fuel, maintenance, aircraft and aircraft engines and parts, could decrease the amount of cash available to cover the cash obligations. Moreover, the 2013 Citicorp credit facility and certain of our other financing arrangements contain significant minimum cash balance requirements. As a result, we cannot use all of our available cash to fund operations, capital expenditures and cash obligations without violating these requirements.

Critical Accounting Policies and Estimates

In the third quarter of 2013, there were no changes to our critical accounting policies and estimates from those disclosed in the consolidated financial statements and accompanying notes contained in our 2012 Form 10-K.

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

Interest rate risk

Our exposure to interest rate risk relates primarily to our variable-rate debt obligations. At September 30, 2013, our variable-rate long-term debt obligations of approximately $2.72 billion represented approximately 46% of our total long-term debt. If interest rates increased 10% in 2013, the impact on our results of operations would be approximately $10 million of additional interest expense.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of US Airways Group’s and US Airways’ management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2013. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting

There has been no change to US Airways Group’s or US Airways’ internal control over financial reporting that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, US Airways Group’s or US Airways’ internal control over financial reporting.

Limitation on the Effectiveness of Controls

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO believe that our disclosure controls and procedures were effective at the “reasonable assurance” level as of September 30, 2013.

Part II. Other Information

Item 1. Legal Proceedings

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

On March 1, 2013, a complaint captioned Plumbers & Steamfitters Local Union No. 248 Pension Fund v. US Airways Group, Inc., et al., No. CV2013-051605, was filed as a putative class action on behalf of the shareholders of US Airways Group in the Superior Court for Maricopa County, Arizona. On July 3, 2013, an amended complaint, captioned Dennis Palkon, et al. v. US Airways Group, Inc., et al., No. CV2013-051605, was filed with the same court. The amended complaint names as defendants US Airways Group and the members of its board of directors, and alleges that the directors failed to maximize the value of US Airways Group in connection with the Merger and that US Airways Group aided and abetted those breaches of fiduciary duty. The relief sought in the amended complaint includes an injunction against the Merger, or rescission in the event it has been consummated. The court in the above-referenced action denied the plaintiff’s motion for a temporary restraining order that had sought to enjoin our Annual Meeting of Stockholders. The above-referenced action has been stayed pending the outcome of the antitrust lawsuit filed by the United States government and various states on August 13, 2013 (described below). We believe this lawsuit is without merit and intend to vigorously defend against the allegations.

On July 2, 2013, a lawsuit captioned Carolyn Fjord, et al., v. US Airways Group, Inc., et al., was filed in the United States District Court for the Northern District of California. The complaint names as defendants US Airways Group and US Airways, and alleges that the effect of the Merger may be to substantially lessen competition or tend to create a monopoly in violation of Section 7 of the Clayton Antitrust Act. The relief sought in the complaint includes an injunction against the Merger, or divestiture. On August 6, 2013, the plaintiffs re-filed their complaint in the Bankruptcy Court, adding AMR and American Airlines, Inc. as defendants, and on October 2, 2013, dismissed the initial California action. We believe this lawsuit is without merit and intend to vigorously defend against the allegations.

On August 13, 2013, the United States government (acting under the U.S. Attorney General), along with the states of Arizona, Florida, Tennessee and Texas, the commonwealths of Pennsylvania and Virginia, and the District of Columbia, acting by and through their respective Attorneys General, filed a complaint against US Airways Group and AMR in the U.S. District Court for the District of Columbia. The plaintiffs allege, among other things, that the proposed Merger would substantially lessen competition in violation of Section 7 of the Clayton Act and seek to permanently enjoin the transaction. On September 5, 2013, the plaintiffs filed an amended complaint, adding the state of Michigan (by and through its Attorney General) as a plaintiff. On October 1, 2013, the state of Texas entered into an agreement with US Airways Group and AMR that resolved the state’s objections to the Merger, and its claims were dismissed with prejudice on October 7, 2013. The U.S. District Court has set a trial date of November 25, 2013. We believe this lawsuit is without merit and intend to vigorously defend against the allegations.

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

Our operating results are materially impacted by changes in the availability, price volatility and cost of aircraft fuel, which represents one of the largest single cost items in our business. Jet fuel market prices have fluctuated substantially over the past several years with market spot prices ranging from a low of approximately $1.87 per gallon to a high of approximately $3.38 per gallon during the period from January 1, 2010 to September 30, 2013.

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

For example, the FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures or operational restrictions. Our failure to timely comply with these requirements has in the past and may in the future result in fines and other enforcement actions by the FAA or other regulators. In addition, the FAA recently issued its final regulations governing pilot rest periods and work hours for all airlines certificated under Part 121 of the Federal Aviation Regulations. The rule, which becomes effective on January 4, 2014, impacts the required amount and timing of rest periods for pilots between work assignments and modifies duty and rest requirements based on the time of day, number of scheduled segments, flight types, time zones, and other factors. These regulations, or other regulations, could have a material adverse effect on us and the industry upon implementation.

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

In addition, the air traffic control system is not successfully managing the growing demand for U.S. air travel. Air traffic controllers rely on outdated technologies that routinely overwhelm the system and compel airlines to fly inefficient, indirect routes. On February 14, 2012, the FAA Modernization and Reform Act of 2012 was signed. The law provides funding for the FAA to rebuild its air traffic control system, including switching from radar to a GPS-based system. It is uncertain when any improvements to the air traffic control system will take effect. Failure to update the air traffic control system in a timely manner and the substantial funding requirements that may be imposed on airlines of a modernized air traffic control system may have a material adverse effect on our business. We also experienced delays in routine non-operational interactions with the FAA as a result of the government shut down.

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

The U.S. Environmental Protection Agency (“EPA”) has proposed changes to underground storage tank regulations that could affect certain airport fuel hydrant systems. Airport systems that fall within threshold requirements would need to be modified to meet regulations. Additionally, the EPA has proposed the Draft National Pollutant Discharge Elimination System General Permit for Stormwater Discharges from Industrial Activities. This rule would require new limitations on certain discharges along with mandatory best management practices. Concurrently, California has proposed the State Final Draft Industrial General Permit for stormwater discharges. This rule employs the use of benchmark values to trigger response actions when exceeding those limits and eliminates group monitoring. These rules have not been finalized, and cost estimates have not been defined, but US Airways along with other airlines would share a portion of these costs at applicable airports. In addition to the proposed EPA and state regulations, several U.S. airport authorities are actively engaged in efforts to limit discharges of de-icing fluid to local groundwater, often by requiring airlines to participate in the building or reconfiguring of airport de-icing facilities. Such efforts are likely to impose additional costs and restrictions on airlines using those airports. We do not believe, however, that such environmental developments will have a material impact on our capital expenditures or otherwise adversely affect our operations, operating costs or competitive position.

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

There is increasing global regulatory focus on climate change and greenhouse gas emissions. For example, the EU has established the Emissions Trading Scheme (“ETS”), the mechanism by which emissions of CO2 are currently regulated in the EU. Since the beginning of 2012, the ETS required airlines to have emission allowances equal to the amount of carbon dioxide emissions from flights to and from EU member states but, except for flights within and between EU states, this mandate was stayed for one year by the EU in November 2012 pending developments at the International Civil Aviation Organization (“ICAO”). In addition, President Obama signed legislation in November 2012 which encourages the DOT to seek an international solution through the ICAO, and if necessary, will allow the Secretary of Transportation to prohibit U.S. airlines from participating in the ETS. In October 2013, the ICAO General Assembly reaffirmed goals for reduced aviation emissions, including CO2-neutral collective industry growth from 2020, and a commitment to try to implement an appropriate global emissions trading scheme before 2020. The EU proposed in October 2013 to apply ETS to operations within its airspace (an expansion of the current ETS application, which, due to the stay, only affects flights within and between EU states). Ultimately, the scope and application of ETS or other emissions trading schemes to US Airways, now or in the near future, remains uncertain. US Airways does not anticipate any significant emissions allowance expenditures in 2013. Beyond 2013, compliance with the ETS or similar emissions-related requirements could significantly increase our operating costs. Further, the potential impact of ETS or other emissions-related requirements on our costs will ultimately depend on a number of factors, including baseline emissions, the price of emission credits and the number of future flights subject to ETS or other emissions-related requirements. These costs have not been completely defined and could fluctuate. Similarly, within the U.S., there is an increasing trend toward regulating greenhouse gas emissions directly under the Clean Air Act, and while the EPA’s recent regulatory activity in this area has focused on industries other than aviation, it is possible that future EPA regulations or new legislation could impact airlines. Several states are also considering initiatives to regulate emissions of greenhouse gases, primarily through the planned development of greenhouse gas emissions inventories and/or regional greenhouse gas cap and trade programs. These regulatory efforts, both internationally and in the U.S. at the federal and state levels, are still developing and we cannot yet determine what the final regulatory programs will be in the U.S., the EU or in other areas in which we do business. However, such climate change-related regulatory activity in the future may adversely affect our business and financial results by requiring us to reduce our emissions, purchase allowances or otherwise pay for our emissions. Such activity may also impact us indirectly by increasing our operating costs, including fuel costs.

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

The terrorist attacks of September 11, 2001 led to a significant increase in insurance premiums and a decrease in the insurance coverage available to commercial air carriers. Accordingly, our insurance costs increased significantly and our ability to continue to obtain insurance even at current prices remains uncertain. In addition, we have obtained third-party war risk (terrorism) insurance through a special program administered by the FAA, resulting in lower premiums than if we had obtained this insurance in the commercial insurance market. The program has been extended, with the same conditions and premiums, until December 31, 2013. If the federal insurance program terminates, we would likely face a material increase in the cost of war risk insurance. The failure of one or more of our insurers could result in a lack of coverage for a period of time. Additionally, severe disruptions in the domestic and global financial markets could adversely impact the claims paying ability of some insurers. Future downgrades in the ratings of enough insurers could adversely impact both the availability of appropriate insurance coverage and its cost. Because of competitive pressures in our industry, our ability to pass additional insurance costs to passengers is limited. As a result, further increases in insurance costs or reductions in available insurance coverage could have an adverse impact on our financial results.

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

See also “Risk Factors Relating to the Merger and the Combined Company – The use of AMR’s and our respective pre-Merger NOL carryforwards and certain other tax attributes may be limited following the consummation of the Merger.”

Risk Factors Relating to the Merger and the Combined Company

On February 13, 2013, US Airways Group and AMR entered into the Merger Agreement, as described in Note 2 to the respective condensed consolidated financial statements of US Airways Group and US Airways included in Part I, Items 1A and 1B of this report.

The DOJ Action has delayed, and could ultimately prevent, the consummation of the Merger.

On August 13, 2013, the United States government along with certain states and the District of Columbia filed the DOJ Action seeking to permanently enjoin our pending Merger with AMR. The filing of the DOJ Action has delayed and, if we and AMR are unsuccessful in defending against or settling the DOJ Action, could ultimately prevent, the consummation of the Merger. There can be no assurance that we will be successful in defending against or settling the DOJ Action or that the Merger will be consummated by any particular time, if at all.

In addition, even if we enter into a settlement with respect to the DOJ Action, there can be no assurance that we will not be required to agree to terms, conditions, requirements, limitations, costs or restrictions that could further delay completion of the Merger, impose additional material costs on or limit the revenues of the combined company, or limit some of the synergies and other benefits we presently anticipate to realize following the Merger. We cannot provide any assurance that any such terms, conditions, requirements, limitations, costs or restrictions will not result in a material delay in, or the abandonment of, the Merger, or that the Bankruptcy Court will approve of such terms, conditions, requirements, limitations, costs or restrictions. Any such settlement may require that AMR give additional notice to its creditors or re-solicit them for acceptance of AMR’s plan of reorganization, which would further delay the consummation of the Merger and could result in changes to the structure of the Merger. In addition, there are no assurances that AMR’s creditors would not challenge AMR’s plan of reorganization, as amended, or that they would vote in favor of an amended plan of reorganization.

Delays in completing the Merger have delayed, and could continue to delay, the benefits expected to be achieved by the Merger.

The need to satisfy conditions and obtain consents, clearances, and approvals for the Merger, as well as the pendency of the DOJ Action, have delayed, and could continue to delay, the consummation of the Merger for a significant period of time or prevent it from occurring. Even if ultimately consummated, the delay in the consummation of the Merger could cause the combined company to be delayed or limited in realizing some of the synergies and other benefits that the parties anticipated had the Merger been successfully completed within its originally expected time frame.

The Merger is subject to a number of conditions to our and AMR’s obligations, including the receipt of certain consents and approvals, which, if not fulfilled or received, may result in the termination of the Merger Agreement.

The Merger Agreement contains a number of conditions to consummation of the Merger, including that certain representations and warranties be materially accurate, that certain covenants be fulfilled, that certain consents and regulatory approvals have been obtained, that there are no legal prohibitions against consummation of the Merger (which will require, among other things, a favorable resolution of the DOJ Action), that an order from the Bankruptcy Court confirming AMR’s plan of reorganization is in effect, and that secured indebtedness of the Debtors and certain other claims against the Debtors not exceed specified levels. Many of the conditions to consummation of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied.

If any of the conditions to the consummation of the Merger are not satisfied or waived prior to the earlier of (A) the later of (i) January 18, 2014 and (ii) the 15th day after the United States District Court for the District of Columbia enters an order in the trial related to the DOJ Action in favor of AMR and US Airways Group, provided that such order is entered on or prior to January 17, 2014, and (B) five days after the United States District Court for the District of Columbia enters a final, but appealable, order permanently restraining, enjoining or otherwise prohibiting consummation of the Merger following the trial in the DOJ Action, either AMR or US Airways Group may unilaterally terminate the Merger Agreement and abandon the Merger.

Lawsuits, in addition to the DOJ Action, have been filed challenging the Merger, and an adverse ruling may prevent the Merger from being completed.

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

US Airways Group and US Airways were also named as defendants in a lawsuit brought by US Airways’ and/or American Airlines’ consumers. The complaint alleges that the effect of the Merger may be to substantially lessen competition or tend to create a monopoly in violation of Section 7 of the Clayton Antitrust Act. The relief sought in the complaint includes an injunction against the Merger, or divestiture. On August 6, 2013, the plaintiffs re-filed their complaint in the Bankruptcy Court, adding AMR and American Airlines as defendants, and on October 2, 2013 dismissed the initial California action.

Even if we successfully resolve the DOJ Action, the courts in these private lawsuits could enjoin the Merger, or could further materially delay its consummation. If such private lawsuits are not successfully resolved, it is possible that the Merger Agreement may be terminated and the Merger abandoned. Even if successfully resolved, such private lawsuits could result in terms, conditions, requirements, limitations, costs or restrictions that would delay completion of the Merger, impose additional material costs on or materially limit the revenues of us or the combined company, or materially limit some of the synergies and other benefits we anticipate following the Merger.

Additional lawsuits may be filed against us, AMR, and/or our or AMR’s directors in connection with the Merger. One of the conditions to the closing of the Merger is that no order, writ, injunction, decree, or any other legal rules, regulations, directives, or policies will be in effect that prevent completion of the Merger. Consequently, if a settlement or other resolution is not reached in the current and potential lawsuits referenced above, and such other potential lawsuits, if any, and the plaintiffs secure injunctive or other relief prohibiting, delaying, or otherwise adversely affecting the defendants’ ability to complete the Merger, then such injunctive or other relief may prevent the Merger from becoming effective within the expected time frame or at all.

Failure to complete the Merger could negatively impact our stock price and our future business and financial results.

If the Merger is not completed, our ongoing business may be adversely affected, and we will be subject to certain risks, including the following:

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

The Merger Agreement contains “no shop” provisions that restrict our ability to initiate, solicit, or knowingly encourage or facilitate competing third-party proposals for any business combination transaction involving a merger of us with another entity or the acquisition of a significant portion of our stock or assets. In addition, AMR generally has an opportunity to offer to modify the terms of the Merger in response to any competing acquisition proposal. If we were to terminate the Merger Agreement to accept a superior proposal, we would be required to pay a termination fee of $55 million to AMR.

These provisions, although customary for these types of transactions, would, prior to the termination of the Merger Agreement, prevent a potential third-party acquirer that might have an interest in acquiring all or a significant portion of our company from proposing any such acquisition, even if the potential third-party acquirer were prepared to pay consideration with a higher cash or market value than the market value proposed to be received or realized in the Merger.

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

We and AMR have submitted to the FAA a transition plan for merging the day-to-day operations of American and US Airways under a single operating certificate. The issuance of a single operating certificate will occur when the FAA agrees that the combined company has achieved a level of integration that can be safely managed under one certificate. While the parties currently believe that such approval can be obtained within two years from the closing of the Merger, the actual time required and cost incurred to receive this approval cannot be predicted. Any delay in the grant of such approval or increase in costs beyond those presently expected could have a material adverse effect on the completion date of the combined company’s integration plan and receipt of the benefits expected from that plan.

Accordingly, even if the Merger is consummated, the contemplated benefits may not be realized fully, or at all, or may take longer to realize than expected.

The combined company may face challenges in integrating our and AMR’s computer, communications and other technology systems.

Among the principal risks of integrating our business and operations with those of AMR are the risks relating to integrating various computer, communications and other technology systems, including designing and implementing an integrated customer reservations system, that will be necessary to operate US Airways and American as a single airline and to achieve cost synergies by eliminating redundancies in the two companies’ businesses. The integration of these systems in a number of prior airline mergers has taken longer, been more disruptive and cost more than originally forecast. The implementation process to integrate these various systems will involve a number of risks that could adversely impact the combined company’s business operations, financial condition and results of operations. New systems will replace multiple legacy systems and the related implementation will be a complex and time-consuming project involving substantial expenditures for implementation consultants, system hardware, software and implementation activities, as well as the transformation of business and financial processes.

As with any large project, there will be many factors that may materially affect the schedule, cost and execution of the integration of our and AMR’s computer, communications and other technology systems. These factors include, among others: problems during the design, implementation and testing phases; systems delays and/or malfunctions; the risk that suppliers and contractors will not perform as required under their contracts; the diversion of management attention from daily operations to the project; reworks due to unanticipated changes in business processes; challenges in simultaneously activating new systems throughout our global network; difficulty in training employees in the operations of new systems; the risk of security breach or disruption; and other unexpected events beyond our control. We cannot assure you that our, AMR’s or the combined company’s security measures, change control procedures or disaster recovery plans will be adequate to prevent disruptions or delays. Disruptions in or changes to these systems could result in a disruption to the combined company’s business and the loss of important data. Any of the foregoing could result in a material adverse effect on the combined company’s business, results of operations or financial condition.

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

AMR has not yet secured financing commitments for some of the aircraft that it has on order, and AMR cannot be assured of the availability or the cost of that financing. If AMR is unable to arrange financing for such aircraft at customary advance rates and on terms and conditions acceptable to it, AMR, prior to the Merger, and the combined company thereafter, may need to use cash from operations to purchase such aircraft or may seek to negotiate deferrals for such aircraft with the aircraft manufacturers.

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

US Airways Group, Inc. (Registrant)

Date: October 22, 2013	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

US Airways, Inc. (Registrant)

Date: October 22, 2013	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit No.	Description

2.1

Third Amendment to Agreement and Plan of Merger, dated as of September 20, 2013, by and among AMR Corporation, AMR Merger Sub, Inc. and US Airways Group, Inc. (incorporated by reference to Exhibit 2.1 to US Airways Group’s Current Report on Form 8-K filed on September 23, 2013 (Commission File No. 1-8444)).

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