Form 10-K
period 2013-12-31
US AIRWAYS GROUP INC; US AIRWAYS INC
filed 2014-02-28
CIK 701345, 714560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

The aggregate market value of common stock held by non-affiliates of US Airways Group, Inc. as of June 30, 2013 was approximately $3.11 billion. As of June 30, 2013, there was no market for US Airways, Inc. common stock.

As of February 21, 2014, US Airways Group, Inc. had 1,000 shares of common stock outstanding, all of which were held by American Airlines Group Inc.

As of February 21, 2014, US Airways, Inc. had 1,000 shares of common stock outstanding, all of which were held by US Airways Group, Inc.

OMISSION OF CERTAIN INFORMATION

US Airways Group, Inc. and US Airways, Inc. meet the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and have therefore omitted the information otherwise called for by Items 10-13 of Form 10-K as allowed under General Instruction I (2)(c).

US Airways Group, Inc.

US Airways, Inc.

Form 10-K

Year Ended December 31, 2013

This combined Annual Report on Form 10-K is filed by US Airways Group, Inc. (“US Airways Group”) and its wholly owned subsidiary US Airways, Inc. (“US Airways”). References in this Annual Report on Form 10-K to “we,” “us,” “our” and the “Company” refer to US Airways Group and its consolidated subsidiaries. References in this Annual Report on Form 10-K to “mainline” refer to the operations of US Airways, Inc. and exclude regional operations.

Note Concerning Forward-Looking Statements

Certain of the statements contained in this report should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “would,” “continue,” “seek,” “target,” “guidance,” “outlook,” “if current trends continue,” “optimistic,” “forecast” and other similar words. Such statements include, but are not limited to, statements about the benefits of the business combination transaction involving American Airlines Group Inc. (“AAG”) and US Airways Group, including future financial and operating results, our plans, objectives, expectations and intentions, and other statements that do not relate solely to historical facts, such as, without limitation, statements that discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. These forward-looking statements are based on our current objectives, beliefs and expectations, and they are subject to significant risks and uncertainties that may cause actual results and financial position and timing of certain events to differ materially from the information in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described below under Part I, Item 1A, “Risk Factors” and the following: significant operating losses in the future; downturns in economic conditions that adversely affect our business; the impact of continued periods of high volatility in fuel costs, increased fuel prices and significant disruptions in the supply of aircraft fuel; competitive practices in the industry, including the impact of low cost carriers, airline alliances and industry consolidation; the challenges and costs of integrating operations and realizing anticipated synergies and other benefits of the merger transaction with AMR Corporation; our substantial indebtedness and other obligations and the effect they could have on our business and liquidity; an inability to obtain sufficient financing or other capital to operate successfully and in accordance with our current business plan; increased costs of financing, a reduction in the availability of financing and fluctuations in interest rates; the effect our high level of fixed obligations may have on our ability to fund general corporate requirements, obtain additional financing and respond to competitive developments and adverse economic and industry conditions; the impact of any failure to comply with the covenants contained in financing arrangements; provisions in credit card processing and other commercial agreements that may materially reduce our liquidity; the limitations of our historical consolidated financial information, which is not directly comparable to our financial information for prior or future periods; the impact of union disputes, employee strikes and other labor-related disruptions; any inability to maintain labor costs at competitive levels; interruptions or disruptions in service at one or more of our hub airports; any inability to obtain and maintain adequate facilities, infrastructure and slots to operate our flight schedule and expand or change our route network; our reliance on third-party regional operators or third-party service providers that have the ability to affect our revenue and the public’s perception about our services; any inability to effectively manage the costs, rights and functionality of third-party distribution channels on which we rely; extensive government regulation, which may result in increases in our costs, disruptions to our operations, limits on our operating flexibility, reductions in the demand for air travel, and competitive disadvantages; the impact of the heavy taxation to which the airline industry is subject; changes to our business model that may not successfully increase revenues and may cause operational difficulties or decreased demand; the loss of key personnel or inability to attract and retain additional qualified personnel; the impact of conflicts overseas, terrorist attacks and ongoing security concerns; the global scope of our business and any associated economic and political instability or adverse effects of events, circumstances or government actions beyond our control, including the impact of foreign currency exchange rate fluctuations and limitations on the repatriation of cash held in foreign countries; the impact of environmental regulation; our reliance on technology and automated systems and the impact of any failure of these technologies or systems; challenges in integrating our computer, communications and other technology systems; costs of ongoing data security compliance requirements and the impact of any significant data security breach; losses and adverse publicity stemming from any accident involving any of our aircraft or the aircraft of our regional or codeshare operators; delays in scheduled aircraft deliveries, or other loss of anticipated fleet capacity, and failure of new aircraft to perform as expected; our dependence on a limited number of suppliers for aircraft, aircraft engines and parts; the impact of changing economic and other conditions beyond our control, including global events that affect travel behavior such as an outbreak of a contagious disease, and volatility and fluctuations in our results of operations due to seasonality; the effect of a higher than normal number of pilot retirements and a potential shortage of pilots; the impact of possible future increases in insurance costs or reductions in available insurance coverage; the effect of several lawsuits that were filed in connection with the merger transaction with AMR Corporation and remain pending; an inability to use NOL carryforwards; any impairment in the amount of goodwill we recorded as a result of the application of the acquisition method of accounting and an inability to realize the full value of AAG’s and American’s respective intangible or long-lived assets and any material impairment charges that would be recorded as a result; other economic, business, competitive, and/or regulatory factors affecting our business, including those set forth in our filings with the Securities and Exchange Commission (the “SEC”), especially in Part I, Item 1A “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other SEC filings; and other risks and uncertainties listed from time to time in our reports to and filings with the SEC.

All of the forward-looking statements are qualified in their entirety by reference to the factors discussed in Part I, Item 1A, “Risk Factors” and elsewhere in this report. There may be other factors of which we are not currently aware that may affect matters discussed in the forward-looking statements and may also cause actual results to differ materially from those discussed. We do not assume any obligation to publicly update or supplement any forward-looking statement to reflect actual results, changes in assumptions or changes in other factors affecting such statements other than as required by law. Forward-looking statements speak only as of the date of this report or as of the dates indicated in the statements.

PART I

Item 1. Business

Overview

US Airways Group, a Delaware corporation, is a holding company whose primary business activity is the operation of a major network air carrier through its wholly owned subsidiaries US Airways, Piedmont Airlines, Inc. (“Piedmont”), PSA Airlines, Inc. (“PSA”), Material Services Company, Inc. (“MSC”) and Airways Assurance Limited (“AAL”). MSC and AAL operate in support of our airline subsidiaries in areas such as the procurement of jet fuel and insurance. US Airways Group was formed in 1982, and its origins trace back to the formation of All American Aviation in 1939. US Airways, a Delaware corporation, was formed in 1982. On December 9, 2013 (the “Effective Date”), US Airways Group became a wholly owned subsidiary of American Airlines Group Inc. (formerly known as AMR Corporation (referred to as “AMR” prior to December 9, 2013) and referred to herein as “AAG”) as a result of the merger of AMR Merger Sub, Inc. (“Merger Sub”), a wholly owned subsidiary of AAG, with and into US Airways Group (the “Merger”).

Our principal executive offices are located at 111 West Rio Salado Parkway, Tempe, Arizona 85281. Our telephone number is (480) 693-0800, and our internet address is www.usairways.com. Information contained on our website is not and should not be deemed a part of this report or any other report or filing filed with or furnished to the Securities and Exchange Commission (“SEC”).

Recent Developments

Merger Agreement with AMR Corporation

As noted above, on December 9, 2013, US Airways Group became a wholly owned subsidiary of AAG as a result of the Merger. In connection with the Merger, AMR Corporation changed its name from AMR Corporation to American Airlines Group Inc. The Merger was effected pursuant to an Agreement and Plan of Merger, dated as of February 13, 2013, entered into by and among AMR Corporation, US Airways Group and Merger Sub (as amended, the “Merger Agreement”).

In addition, on December 9, 2013, AMR, its principal subsidiary, American Airlines, Inc. (“American”), and certain of AMR’s other direct and indirect domestic subsidiaries (collectively, the “Debtors”) consummated their reorganization pursuant to the Debtors’ fourth amended joint plan of reorganization (as amended, the “Plan”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).

All of the equity interests in AAG were issued solely pursuant to the Merger Agreement or the Plan. The aggregate number of shares of AAG Common Stock issuable in the Merger to holders of US Airways Group equity instruments (including stockholders, holders of convertible notes, optionees, and holders of restricted stock units (“RSUs”)) represents 28% of the diluted equity ownership of AAG. The remaining 72% diluted equity ownership in AAG is distributable, pursuant to the Plan, to stakeholders, labor unions, and certain employees of AMR and the other Debtors and such 72% of the diluted equity ownership of AAG (up to approximately 544 million shares) includes all shares of AAG Common Stock that are or may become issuable upon conversion of shares of AAG’s Series A Convertible Preferred Stock, par value $0.01 (the “AAG Preferred Stock”), such that the aggregate number of shares of AAG Common Stock issuable under the Plan will not exceed 72% of the diluted equity ownership of AAG as of the time of the Merger. Pursuant to the Plan, and in accordance with the Merger Agreement, on December 9, 2013 (i) all existing shares of AAG’s old common stock, formerly traded under the symbol “AAMRQ” on the OTCQB marketplace operated by OTC Markets Group, were cancelled and (ii) AAG was authorized to issue up to approximately 544 million shares of common stock, par value $0.01 per share, of AAG (“AAG Common Stock”) by operation of the Plan (excluding shares of AAG Common Stock issuable pursuant to the Merger Agreement). Pursuant to the Merger Agreement and consistent with the Plan, each share of common stock, par value $0.01 per share, of US Airways Group (“US Airways Group Common Stock”), which was previously listed on the New York Stock Exchange and publicly traded, was converted into the right to receive one share of AAG Common Stock. See the Annual Report on Form 10-K for the year ended December 31, 2013 of AAG for additional information regarding the equity interests issued and distributed by AAG in connection with the Plan.

In connection with the completion of the Merger, the NYSE suspended trading in the US Airways Group Common Stock prior to the opening of the market on December 9, 2013. The NYSE also filed with the SEC a Form 25 Notification of Removal from Listing and/or Registration under Section 12(b) of the Exchange Act, to delist the US Airways Group Common Stock from the NYSE and terminate registration of the US Airways Group Common Stock under Section 12(b) of the Exchange Act. The AAG Common Stock trades on the NASDAQ Global Select Market under the symbol “AAL.” In addition, the AAG Preferred Stock was authorized for trading and listed on the NASDAQ Global Select Market under the symbol “AALCP”.

Pursuant to the Merger Agreement and in accordance with the Plan, as of the Effective Date, the board of directors of AAG was reconstituted to be comprised of 12 members: (i) Thomas W. Horton, AMR’s prior chairman, chief executive officer and president, who currently serves as chairman of AAG and will continue to so serve until the earlier of one year after the closing of the Merger or the day immediately prior to the first annual meeting of stockholders of AAG (provided that such meeting will not occur prior to May 1, 2014), (ii) W. Douglas Parker, formerly chief executive officer of US Airways, who serves as chief executive officer of AAG and will serve as chairman of AAG following the end of Mr. Horton’s term, (iii) two independent directors designated by AMR, Alberto Ibargüen and Ray M. Robinson, (iv) three independent directors designated by US Airways Group, Matthew J. Hart, Richard C. Kraemer, and Denise M. O’Leary, and (v) five independent directors, James F. Albaugh, Jeffrey D. Benjamin, John T. Cahill (lead independent director), Michael J. Embler and Richard P. Schifter, who were designated by a search committee consisting of representatives of the Official Committee of Unsecured Creditors of the Debtors and certain representatives of creditors signatory to support agreements with AMR.

Our board of directors was reconstituted at that time to consist of Messrs. Horton and Parker and Stephen L. Johnson, Executive Vice President, Corporate Affairs.

Further, on the Effective Date, Mr. Parker ceased to be the chief executive officer of US Airways and Robert D. Isom, Jr. was elected to serve as the chief executive officer of US Airways. Mr. Parker was elected to serve as chief executive officer of AAG and American and remains the chief executive officer of US Airways Group.

On the Effective Date and Pursuant to the Plan and in accordance with the Merger Agreement, US Airways Group’s certificate of incorporation and bylaws were amended and restated in their entirety.

The Merger was intended to qualify, for federal income tax purposes, as a reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.

The Merger has been accounted for using the acquisition method of accounting with AAG treated as the acquirer for accounting purposes. US Airways Group’s identifiable assets acquired and liabilities assumed by AAG were recognized at their estimated fair values as of the Effective Date. Goodwill was measured as the excess of the fair value of the consideration transferred in the Merger over the fair value of the identifiable net assets. US Airways Group’s goodwill is not amortized but is tested for impairment at least annually. References to “Successor” and “2013 Successor Period” refer to US Airways Group on or after December 9, 2013 and the period from December 9 to December 31, 2013, respectively, after giving effect to the application of acquisition accounting. References to “Predecessor” and “2013 Predecessor Period” refer to US Airways Group prior to December 9, 2013 and the period from January 1 to December 8, 2013, respectively.

See Part II, Item 5 – “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 8A – “Consolidated Financial Statements and Supplementary Data of US Airways Group, Inc.” – Note 1 and 8B – “Consolidated Financial Statements and Supplementary Data of US Airways, Inc.” – Note 1 for further information regarding the Merger.

Airline Operations

Prior to the Merger, we operated the fifth largest airline in the United States as measured by domestic revenue passenger miles (“RPMs”) and available seat miles (“ASMs”). We have hubs in Charlotte, Philadelphia, Phoenix and Washington, D.C. at Ronald Reagan Washington National Airport (“Washington National”). As of December 31, 2013, we offered scheduled passenger service on more than 3,000 flights daily to 193 communities in the United States, Canada, Mexico, Europe, the Middle East, the Caribbean, and Central and South America. We also have an established East Coast route network, including the US Airways Shuttle service. We had approximately 57 million passengers boarding our mainline flights in 2013. During 2013, our mainline operation provided regularly scheduled service or seasonal service at 133 airports while the US Airways Express network served 150 airports in the United States, Canada, Mexico and the Caribbean, including 76 airports also served by our mainline operation. US Airways Express air carriers had approximately 28 million passengers boarding their planes in 2013. As of December 31, 2013, we operated 343 mainline jets and were supported by our regional airline subsidiaries and third-party regional carriers operating as US Airways Express under capacity purchase agreements, which operated 238 regional jets and 40 turboprops. We also had four regional jets operating under prorate agreements at December 31, 2013.

Over 99% of our capacity touches our hubs in Phoenix, Philadelphia, Charlotte and Washington National or our hourly shuttle service between Boston, New York LaGuardia (“LaGuardia”) and Washington National.

Following the Merger, AAG began moving toward operating under the single brand name of “American Airlines” through its mainline operations, American and US Airways. Until a single operating certificate is issued by the Federal Aviation Administration (“FAA”) and the operational integration is complete, American and US Airways will continue to operate as separate airlines. This process is expected to take 18-24 months. Through its operating subsidiaries, including the operating subsidiaries of US Airways Group, AAG is the largest airline in the world as measured by RPMs and ASMs. AAG has primary hubs in Charlotte, Chicago, Dallas/Fort Worth, Los Angeles, Miami, New York City, Philadelphia, Phoenix and Washington, D.C. As of December 31, 2013, the combined airline, together with its third-party regional carriers, operated nearly 6,700 daily flights to 339 destinations in 54 countries. As of December 31, 2013, American and US Airways operated 965 mainline jets. US Airways continues to be provided with regional feed by Piedmont, PSA and third-party regional carriers.

See Part I, Item 1, Business – “Customer Service” below for discussion of US Airways’ operating performance as reported to the U.S. Department of Transportation (“DOT”). See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – “US Airways Group’s Results of Operations” and “US Airways’ Results of Operations” for a discussion of US Airways Group’s and US Airways’ operating results and operating performance. See Note 12 to the consolidated financial statements of US Airways Group and US Airways in Part II, Items 8A and 8B, respectively, for information regarding operating segments and operating revenue in principal geographic areas.

Regional Operations

Certain air carriers, including our wholly owned regional carriers, Piedmont and PSA, and third-party regional carriers, have arrangements with us to provide regional feed under the trade name “US Airways Express.” US Airways Express carriers are an integral component of our operating network. We rely heavily on feeder traffic from these regional carriers, which carry passengers to our hubs from low-density markets that are uneconomical for us to serve with large jets. In addition, regional carriers offer complementary service in our existing mainline markets by operating flights during off-peak periods between mainline flights. During 2013, the US Airways Express network served 150 airports in the continental United States, Canada, Mexico and the Caribbean, including 76 airports also served by our mainline operation. During 2013, approximately 28 million passengers boarded US Airways Express air carriers’ planes, approximately 44% of whom connected to or from our mainline flights. Of these 28 million passengers, approximately 8 million were enplaned by our wholly owned regional airlines Piedmont and PSA, approximately 20 million were enplaned by third-party regional carriers operating under capacity purchase agreements and less than 1 million were enplaned by carriers operating under prorate agreements, as described below.

The US Airways Express arrangements are principally in the form of capacity purchase agreements. The capacity purchase agreements provide that all revenues, including passenger, mail and freight revenues, go to us. In return, we agree to pay predetermined fees to these airlines for operating an agreed-upon number of aircraft, without regard to the number of passengers on board. In addition, these agreements provide that certain variable costs, such as airport landing fees and passenger liability insurance, will be reimbursed 100% by us. We control marketing, scheduling, ticketing, pricing and seat inventories. A very small number of regional aircraft are operated for us under prorate agreements, under which the regional carriers receive a prorated share of ticket revenue and pay certain service fees to us. The prorate carrier is responsible for all costs incurred operating the applicable aircraft. All US Airways Express carriers have logos, service marks, aircraft paint schemes and uniforms similar to our mainline operation.

The following table sets forth our US Airways Express capacity purchase agreements and the number and type of aircraft operated under those agreements at December 31, 2013.

Carrier	Number and Type of Aircraft
PSA (1)	49 regional jets
Piedmont (1)	40 turboprops
Air Wisconsin Airlines Corporation	70 regional jets
Republic Airline, Inc. (“Republic”)	58 regional jets
Mesa Airlines, Inc	47 regional jets
SkyWest Airlines, Inc.	14 regional jets

(1)	PSA and Piedmont are wholly owned subsidiaries of US Airways Group.

Other Revenues

Other revenues include checked and excess baggage charges, beverage sales, ticket change and service fees, commissions earned on tickets sold for flights on other airlines and sales of tour packages by the US Airways Vacations division, which are recognized when the services are provided. Other revenues also include processing fees for travel awards issued through the Dividend Miles frequent flyer program and the marketing component earned from selling mileage credits to partners.

The U.S. Airline Industry

In 2013, the U.S. airline industry experienced year-over-year growth in passenger revenues driven by strong demand for air travel.

In its most recent data available, Airlines for America, the trade association for U.S. airlines, reported that annual U.S. industry passenger revenues and yields increased 3.8% and 2.0%, respectively, as compared to 2012. With respect to international versus domestic performance, Airlines for America reported that the Atlantic and Latin America markets outperformed domestic markets in year-over-year growth in passenger revenues while the Pacific market experienced year-over-year declines in passenger revenues.

Throughout 2013, jet fuel prices continued to follow the price of Brent crude oil more closely than the price of West Texas Intermediate crude oil. On average, fuel costs were down slightly in 2013 as compared to 2012. The Brent crude oil average daily spot price was $109 per barrel in 2013 which is slightly lower than the average daily spot price in 2012 of $112 per barrel. However, on a daily basis, prices continued to be volatile. Throughout 2013, daily spot prices fluctuated between a high of $119 per barrel in February to a low of $97 per barrel in April and closed the year at $110 per barrel on December 31, 2013.

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

Competition in the Airline Industry

The markets in which we operate are highly competitive. Domestically, any U.S. airline deemed fit by the DOT is generally free to operate scheduled passenger service between any two points within the U.S. and its possessions, with the exception of certain airports that require landing and take-off rights and authorizations and other facilities (“slots”). Price competition occurs on a market-by-market basis through price discounts, changes in pricing structures, fare matching, target promotions and frequent flyer initiatives. On most of our domestic non-stop routes, we currently face competing service from at least one, and sometimes more than one, domestic airline, including: Alaska Airlines, Allegiant Air, Delta Air Lines, Inc. (“Delta”), Frontier Airlines, Hawaiian Airlines, JetBlue Airways, Southwest Airlines, Spirit Airlines, United Airlines and Virgin America. Competition is even greater between cities that require a connection, where the major airlines compete via their respective hubs. In addition, we face competition on some of our connecting routes from airlines operating point-to-point service on such routes. We also compete with all-cargo and charter airlines and, particularly on shorter segments, ground and rail transportation.

On all of our routes, pricing decisions are affected, in large part, by the need to meet competition from other airlines. Airlines typically use discount fares and other promotions to stimulate traffic during normally slack travel periods, when they begin service to new cities or when they have excess capacity, to generate cash flow and maximize revenue per ASM and to establish, increase or preserve market share. Discount and promotional fares are generally non-refundable and may be subject to various restrictions such as minimum stay requirements, advance ticketing, limited seating and change fees. We have often elected to match discount or promotional fares initiated by other air carriers in certain markets in order to compete in those markets. Most airlines will quickly match price reductions in a particular market. Our ability to compete on the basis of price is limited by our fixed costs and depends on our ability to manage effectively our operating costs. Some of our competitors have greater financial or other resources and/or lower cost structures than we do. In addition, low fare, low-cost carriers compete in many of the markets in which we operate and competition from these carriers is increasing. These low cost carriers generally have lower cost structures than US Airways.

In addition to price competition, airlines compete for market share by increasing the size of their route system and the number of markets they serve. US Airways Express regional carriers increase the number of markets we serve by flying to lower demand markets and providing connections at our hubs. Many of our competitors also own or have marketing agreements with regional airlines which provide similar services at their hubs and other locations. We also compete on the basis of scheduling (frequency and flight times), availability of nonstop flights, on-time performance, type of equipment, cabin configuration, amenities provided to passengers, frequent flyer programs, the automation of travel agent reservation systems, on-board products, markets served and other services. We compete with both major network airlines and low-cost airlines throughout our network.

In addition to our extensive domestic service, we provide international service to Canada, Mexico, Europe, the Middle East, the Caribbean, and Central and South America. Revenues from foreign operations (flights serving international destinations) were approximately 19% of our total operating revenues for 2013, as measured and reported to the DOT. In providing international air transportation, we compete with foreign investor-owned airlines, foreign state-owned airlines, and U.S. airlines that have been granted authority to provide scheduled passenger and cargo service between the U.S. and various overseas locations.

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

US Airways is currently a member of the Star Alliance®, which now has 28 member airlines serving 1,328 airports in 195 countries, and will transition to oneworld, the airline alliance of which AAG is a member, on March 31, 2014. The oneworld alliance includes AirBerlin, British Airways, Cathay Pacific Airways, Finnair, Iberia, Japan Airlines, LAN Airlines, Malaysia Airlines, Qantas, Qatar Airways, Royal Jordanian and S7 Airlines. TAM Airlines and SriLankan Airlines are scheduled to join the alliance in the first half of 2014. The oneworld alliance links the networks of the member carriers to enhance customer service and smooth connections to the destinations served by the alliance, including linking the carriers’ frequent flyer programs and access to the carriers’ airport lounge facilities. Together, oneworld members and members-elect serve 981 destinations with over 14,000 flights to 151 countries.

As part of the transition to the oneworld alliance, codeshare and frequent flyer reciprocity between US Airways and many members of the Star Alliance will be ending on March 30, 2014. Some of the largest airlines that will be phased out at that time include United Airlines, Lufthansa, Swiss, Brussels Airlines and All Nippon Airways, while others will be phased out in the following months. American is party to a Joint Business Agreement (“JBA”) with British Airways, Iberia and Finnair. American is in negotiations with International Airlines Group (“IAG”), the parent company of British Airways and Iberia, concerning the terms by which flights operated by US Airways will be added to American’s existing transatlantic JBA. American has thus far been unable to reach agreement with IAG and is uncertain if it will be able to reach an agreement. US Airways is expected to enter into codeshare cooperation with selected oneworld member airlines and frequent flyer reciprocity with all other members. US Airways’ entry into the JBA and cooperation with other carriers is subject to compliance with all DOT regulations and applicable orders as well as obtaining required DOT approvals. US Airways is also expected to enter into marketing relationships with selected other airlines that are currently party to marketing agreements with American.

Industry Regulation and Airport Access

General

Our airlines are subject to extensive domestic and international regulatory requirements. The Airline Deregulation Act of 1978, as amended, eliminated most domestic economic regulation of passenger and freight transportation. However, DOT and the FAA still exercise significant regulatory authority over air carriers. DOT maintains jurisdiction over the approval of domestic and international codeshare agreements, international route authorities, and consumer protection and competition matters, such as advertising, denied boarding compensation and baggage liability.

The FAA regulates flying operations, primarily in the areas of flight operations, maintenance, and other operational and safety areas. Pursuant to these regulations, our airline subsidiaries have FAA-approved maintenance programs for each type of aircraft they operate. The programs provide for the ongoing maintenance of such aircraft, ranging from periodic routine inspections to major overhauls. FAA requirements cover, among other things, retirement and maintenance of older aircraft, safety measures, collision avoidance systems, airborne windshear avoidance systems, noise abatement, other environmental concerns, fuel tank inerting, crew scheduling and aircraft operations. We are also progressing toward the completion of numerous airworthiness directives, a number of which require us to perform significant maintenance work and to incur additional expenses. Based on the current implementation schedule, we expect to be in full compliance with the applicable requirements within the required time periods. Our failure to timely comply with these requirements has in the past and could in the future result in fines and other enforcement actions by the FAA or other regulators. The FAA also operates the air traffic control (“ATC”) system in the United States.

Additionally, the FAA recently implemented rules on pilot flight and duty times, and finalized rules on minimum requirements for all pilots operating commercial aircraft. Both rules have increased our costs and reduced staffing flexibility, particularly during irregular operations. We are also working with the FAA on integrating US Airways and American into a single operating certificate under the American operations specifications.

Airlines are obligated to collect a federal excise tax, commonly referred to as the “ticket tax,” on domestic and international air transportation. Airlines collect the ticket tax, along with certain other U.S. and foreign taxes and user fees on air transportation, and pass along the collected amounts to the appropriate governmental agencies. Although these taxes are not our operating expenses, they represent an additional cost to our customers. In January 2014, Congress restructured the September 11th security fee, which will increase the fee on some customers. See “Security” below for a discussion of passenger fees.

Most major U.S. airports impose a passenger facility charge (“PFC”). The ability of airports to increase this charge (and the ability of airlines to contest such increases) is restricted by federal legislation, DOT regulations and judicial decisions. With certain exceptions, air carriers pass these charges on to passengers. However, our ability to pass through the total amount of the PFC to our customers is subject to various factors, including market conditions and competitive factors. The current cap on the PFC is $4.50 per passenger, but the industry has faced repeated efforts in Congress to raise the cap to a higher level including in the last session of Congress.

DOT consumer rules that took effect in 2010 require procedures for customer handling during long onboard delays, including additional reporting requirements for airlines, that have increased the cost of airline operations and reduced revenues. The DOT has been aggressively investigating alleged violations of these rules. In addition, the DOT finalized a second set of rules that further regulate airline interactions with passengers through the reservations process, at the airport and on board the aircraft. These rules require airlines to display all fares in an “all in” basis, with the price of the air travel and all taxes and government imposed fees rolled into the displayed fare. Enhanced disclosure of ancillary fees such as baggage fees is also required. Other rules apply to post-ticket purchase price increases and an expansion of tarmac delay regulations to international carriers.

We anticipate a third set of consumer rules to be issued by the DOT in 2014 and the DOT continues its efforts to further regulate airlines through increased data reporting requirements, expansion of the Air Carrier Access Act, and greater oversight of the methods airlines use to describe and sell air transportation and other products and services. Each additional regulation or other form of regulatory oversight increases costs and adds greater complexity to our operation. In this environment, no assurance can be given that compliance with these new rules, anticipated rules or other forms of regulatory oversight from the U.S. Department of Justice (“DOJ”), the FAA or other regulatory bodies will not have a material adverse effect on our business.

Among its regulatory responsibilities, the DOT also enforces equal access to air transportation for disabled passengers. Recently, a number of carriers, including American and US Airways, have entered into consent orders with the DOT over their handling of disabled passengers. The DOT has been aggressive in prosecuting disability violations and seeks large penalties. We expect to see continued DOT emphasis in this area through both regulation and enforcement.

DOT and the Antitrust Division of the DOJ have jurisdiction over airline antitrust matters. The U.S. Postal Service has jurisdiction over certain aspects of the transportation of mail and related services. Labor relations in the air transportation industry are regulated under the Railway Labor Act (“RLA”), which vests in the National Mediation Board (“NMB”) certain functions with respect to disputes between airlines and labor unions relating to union representation and collective bargaining agreements (“CBAs”). In addition, as a result of heightened levels of concern regarding data privacy, we are subject to an increasing number of domestic and foreign laws regarding the privacy and security of passenger and employee data.

International

International air transportation is subject to extensive government regulation. Our operating authority in international markets is subject to aviation agreements between the U.S. and the respective countries or governmental authorities (such as the European Union (“EU”)), and in some cases, fares and schedules require the approval of DOT and/or the relevant foreign governments. Moreover, alliances with international carriers may be subject to the jurisdiction and regulations of various foreign agencies. Bilateral and multilateral agreements among the U.S. and various foreign governments of countries we serve are periodically subject to renegotiation. Changes in U.S. or foreign government aviation policies could result in the alteration or termination of such agreements, diminish the value of route authorities, slots or other assets located abroad, or otherwise adversely affect our international operations. The open skies agreement between the U.S. and Brazil, which was signed in 2010 and takes full effect in 2015, has resulted in increased competition in the U.S./Brazil market. In addition, at some foreign airports, an air carrier needs slots and other facilities before the air carrier can introduce new service or increase existing service. The availability of such slots is not assured and our inability to obtain and retain needed slots and facilities could therefore inhibit our efforts to compete in certain international markets. Further, pursuant to the Merger clearance process in the EU, we are required to make available to other carriers certain slots at London Heathrow. See “Airport Access and Operations” below.

Security

The Aviation and Transportation Security Act (the “Aviation Security Act”) was enacted in November 2001. Under the Aviation Security Act, substantially all aspects of civil aviation security screening were federalized, and a new Transportation Security Administration (“TSA”) under the DOT was created. The TSA was then transferred to the Department of Homeland Security pursuant to the Homeland Security Act of 2002. The Aviation Security Act, among other matters, mandates improved flight deck security; carriage at no charge of federal air marshals; enhanced security screening of passengers, baggage, cargo, mail, employees and vendors; enhanced security training; fingerprint-based background checks of all employees and vendor employees with access to secure areas of airports pursuant to regulations issued in connection with the Aviation Security Act; and the provision of certain passenger data to U.S. Customs and Border Protection.

Funding for the TSA is provided by a combination of air carrier fees, passenger fees and taxpayer monies. A “passenger security fee,” which is collected by air carriers from their passengers, is currently set at a rate of $2.50 per flight segment but not more than $10 per round trip. However, the Bipartisan Budget Act of 2013 and the Consolidated Appropriations Act of 2014 increased the passenger security fee to $5.60 per one-way trip effective on July 1, 2014. An air carrier fee, or Aviation Security Infrastructure Fee (“ASIF”), has also been imposed with an annual cap equivalent to the amount that an individual air carrier paid in calendar year 2000 for the screening of passengers and property. This fee was repealed by federal legislation and the repeal will go into effect on October 1, 2014.

Implementation of and compliance with the requirements of the Aviation Security Act have resulted and will continue to result in increased costs for us and our passengers and have resulted and will likely continue to result in service disruptions and delays. As a result of competitive pressure, we and other airlines may be unable to recover all of these additional security costs from passengers through increased fares. In addition, we cannot forecast what new security and safety requirements may be imposed in the future or the costs or financial impact of complying with any such requirements.

Airline Fares

Airlines are permitted to establish their own domestic fares without governmental regulation. DOT maintains authority over certain international fares, rates and charges, but applies this authority on a limited basis. In addition, international fares and rates are sometimes subject to the jurisdiction of the governments of the foreign countries which we serve. While air carriers are required to file and adhere to international fare and rate tariffs, substantial commissions, fare overrides and discounts to travel agents, brokers and wholesalers characterize many international markets.

Airport Access and Operations

Operations at four major domestic airports and certain foreign airports we serve are regulated by governmental entities through allocations of slots or similar regulatory mechanisms which limit the rights of carriers to conduct operations at those airports. Each slot represents the authorization to land at or take off from the particular airport during a specified time period.

In the U.S., the FAA currently regulates the allocation of slots, slot exemptions, operating authorizations, or similar capacity allocation mechanisms at Washington National, LaGuardia and JFK in New York City, and Newark. Our operations at these airports generally require the allocation of slots or analogous regulatory authorities. Similarly, our operations at Frankfurt, London Heathrow, Paris and certain other international airports are regulated by local slot coordinators pursuant to the International Air Transport Association’s Worldwide Scheduling Guidelines (“WSG”) and applicable local law. We currently have sufficient slots or analogous authorizations to operate our existing flights, and we have generally been able to obtain the rights to expand our operations and to change our schedules. There is no assurance, however, that we will be able to do so in the future because, among other reasons, such allocations are often sought after by other airlines, and are subject to changes in governmental policies.

In connection with the settlement of antitrust litigation brought by the DOJ and certain states, US Airways Group and AMR entered into settlement agreements that provide for certain asset divestitures. In the agreement with the United States government, among other things, US Airways and American agreed to divest and not reacquire for 10 years certain rights and assets consisting of 52 slot pairs at Washington National and 17 slot pairs at LaGuardia, in each case together with associated gates and related ground facilities necessary to operate those slot pairs, and two gates at each of Boston Logan International Airport, Chicago O’Hare International Airport, Dallas Love Field (“DAL”), Los Angeles International Airport and Miami International Airport. The agreement with the plaintiff states requires our airlines, subject to certain conditions and exceptions, to maintain certain hub operations in a manner generally consistent with historical operations and to continue to provide scheduled daily service to certain specified communities, both for limited periods of time. In addition, US Airways and American entered into a related settlement with the DOT related to small community service from Washington National. Further, as a consequence of the Merger clearance process in the EU, US Airways and American are required to make available one pair of London Heathrow slots for use by another carrier between London and Philadelphia, which the acquiring carrier can deploy on another Heathrow city pair after operating the slots on London-Philadelphia for a period of not less than three consecutive years, and, along with our JBA partners, US Airways and American are required to make available for an initial period of up to seven years one pair of Heathrow slots for service between London and Miami that may be operated via an intermediate point.

The DOT allows local airport authorities to implement procedures designed to abate special noise problems, provided such procedures do not unreasonably interfere with interstate or foreign commerce or the national transportation system. Certain locales, including Boston, Washington D.C., Chicago, San Diego and San Francisco, among others, have established airport restrictions to limit noise, including restrictions on aircraft types to be used and limits on the number of hourly or daily operations or the time of these operations. In some instances, these restrictions have caused curtailments in service or increases in operating costs, and these restrictions could limit the ability of our airline subsidiaries to expand their operations at the affected airports. Authorities at other airports may adopt similar noise regulations. See “Environmental Matters” below.

Civil Reserve Air Fleet

We are a participant in the Civil Reserve Air Fleet (“CRAF”) program, which is a voluntary program administered by the U.S. Air Force Air Mobility Command. The General Services Administration of the U.S. Government requires that airlines participate in the Civil Reserve Air Fleet program in order to receive U.S. Government business. We are reimbursed at compensatory rates if aircraft are activated under the Civil Reserve Air Fleet program or when participating in Department of Defense business. If a substantial number of our aircraft are activated for operation under the CRAF program at a time of war or other national emergency, our business operations and financial condition may be adversely affected. In January 2014, the U.S. Air Force proposed a radical restructuring of the CRAF program to take effect in October 2015. We do not support the new proposals as they could adversely affect our business and, together with other industry participants, we are working with the U.S. Air Force to address our concerns.

Environmental Matters

The airline industry is subject to various laws and government regulations concerning environmental matters in the U.S. and other countries. U.S. federal laws that have a particular impact on our operations include the Airport Noise and Capacity Act of 1990 (“ANCA”), the Clean Air Act, the Resource Conservation and Recovery Act, the Clean Water Act, the Safe Drinking Water Act, and the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or the “Superfund Act”). The U.S. Environmental Protection Agency (“EPA”) and other federal agencies have been authorized to promulgate regulations that have an impact on our operations. In addition to these federal activities, various states have been delegated certain authorities under the aforementioned federal statutes. Many state and local governments have adopted environmental laws and regulations which are similar to or stricter than federal requirements.

The ANCA recognizes the rights of airport operators with noise problems to implement local noise abatement programs so long as they do not interfere unreasonably with interstate or foreign commerce or the national air transportation system. Authorities in several cities have promulgated aircraft noise reduction programs, including the imposition of nighttime curfews. The ANCA generally requires FAA approval of local noise restrictions on aircraft. While we have had sufficient scheduling flexibility to accommodate local noise restrictions imposed to date, our operations could be adversely affected if locally-imposed regulations become more restrictive or widespread.

Many aspects of our operations are subject to increasingly stringent environmental regulations. Concerns about climate change and greenhouse gas emissions, in particular, may result in the imposition of additional international and domestic legislation or regulation. For example, the EU has established the Emissions Trading Scheme (“ETS”) to regulate carbon dioxide emissions in the EU. The EU adopted a directive under which each EU member state is required to extend the ETS to aviation operations. This directive would have required us, beginning in 2012, in order to operate flights to and from airports in the European Economic Area (“EEA”), including flights between the U.S. and EU member states, to annually submit emission allowances equal to our total carbon dioxide emissions from those flights. While a certain portion of those allowances are granted to us at no cost, we may potentially need to also purchase allowances in order to cover our emissions total in a given year. However, in an effort to allow ICAO time to propose an alternate scheme to manage global aviation emissions, in April 2013 the EU suspended for one year the ETS’ application to flights entering and departing the EEA, limiting its application, for flights flown in 2012, to intra-EEA flights only. In October 2013, the ICAO Assembly adopted a resolution calling for the development through ICAO of a global, market-based scheme for aviation emissions, to be implemented in 2020. Subsequently, the EU has proposed amending the EU ETS so that the monitoring, reporting and submission of allowances for emissions from flights flown in 2013 would continue to be limited to only intra-EEA flights. For flights flown from 2014 to 2020, the scope of coverage under the amendment would include intra-EEA flights and the portion of aviation emissions of flights to and from EU member states that take place in European regional airspace. The EU anticipates approval of this amendment in April 2014. The U.S. enacted legislation in November 2012 which encourages the DOT to seek an international solution through ICAO and that will allow the U.S. Secretary of Transportation to prohibit U.S. airlines from participating in the ETS. While these measures create some uncertainty as to the extent to which we will be required to participate in the ETS going forward, it is nevertheless increasingly likely that in the future we will be required to participate in some form of international arrangement governing aircraft emissions.

In addition, the U.S. Congress has considered legislation on climate change. Although Congress has not passed comprehensive climate change legislation, several states have adopted mechanisms to regulate greenhouse gas emissions. Even without further federal legislation, the EPA may act to regulate greenhouse gas emissions. In 2009, the EPA issued its final Endangerment and Cause or Contribute Findings for Greenhouse Gases, which became effective in January 2010. This regulatory finding sets the foundation for potential future EPA greenhouse gas regulation under the Clean Air Act. Depending on the scope of such regulation, certain of our facilities and operations may be subject to additional operating and other permit requirements, potentially resulting in increased operating costs.

The environmental laws to which we are subject include those related to responsibility for potential soil and groundwater contamination. We are conducting investigation and remediation activities to address soil and groundwater conditions at several sites, including airports and maintenance bases. We anticipate that the ongoing costs of such activities will not have a material impact on our operations. In addition, we have been named as a potentially responsible party (“PRP”) at certain Superfund sites. Our alleged volumetric contributions at such sites are relatively small in comparison to total contributions of all PRPs; we anticipate that any future payments of costs at such sites will not have a material impact on our operations.

Future Regulatory Developments

Future regulatory developments and actions could affect operations and increase operating costs for the airline industry, including our airline subsidiaries. See Part I, Item 1A, Risk Factors – “If we are unable to obtain and maintain adequate facilities and infrastructure throughout our system and, at some airports, adequate slots, we may be unable to operate our existing flight schedule and to expand or change our route network in the future, which may have a material adverse impact on our operations,” “Our business is subject to extensive government regulation, which may result in increases in our costs, disruptions to our operations, limits on our operating flexibility, reductions in the demand for air travel, and competitive disadvantages” and “We are subject to many forms of environmental regulation and may incur substantial costs as a result” for additional information.

Employees and Labor Relations

Our business is labor intensive. For the combined 2013 Predecessor and Successor Periods, wages, salaries and benefits were one of our largest expenses and represented approximately 22% of our operating expenses. As of December 31, 2013, US Airways employed approximately 32,100 active full-time equivalent employees, including approximately 4,100 pilots, 7,700 flight attendants, 3,100 maintenance personnel, 5,500 fleet service personnel, 6,200 passenger service personnel and 5,500 personnel in administrative and various other job categories. In addition, our regional subsidiaries, Piedmont and PSA, employed approximately 5,300 active full-time equivalent employees, including approximately 800 pilots, 500 flight attendants, 400 maintenance personnel, 2,500 passenger service personnel and 1,100 personnel in administrative and various other job categories.

As of December 31, 2013, approximately 84% of our active employees were represented by various labor unions and covered by CBAs.

US Airways employees are covered by labor agreements as set forth below.

Union	Class or Craft	Employees (1)	Contract Amendable Date
Mainline:
US Airline Pilots Association (“USAPA”)	Premerger US Airways Pilots	2,800		(2)
USAPA	Premerger America West Pilots	1,300		(2)
TWU	Flight Crew Training Instructors	100		(2)
TWU	Flight Simulator Engineers	50		(2)
AFA	Flight Attendants	7,700		(2)
IAM	Mechanics, Stock Clerks and Related	3,100		(2)
IAM	Maintenance Training Instructors	30		(2)
IAM	Fleet Service	5,500		(2)
CWA-IBT	Passenger Service	6,200		(2)
TWU	Dispatch	200		(2)

Piedmont:
Air Line Pilots Association (“ALPA”)	Pilots	300	03/31/2018
AFA	Flight Attendants	150	08/01/2009
International Brotherhood of Teamsters (“IBT”)	Mechanics	250	08/23/2012
IBT	Stock Clerks	30	04/18/2014
Communications Workers of America (“CWA”)	Fleet and Passenger Service	2,500	02/05/2017
IBT	Dispatch	20	06/16/2014

PSA:
ALPA	Pilots	500	04/01/2018
AFA	Flight Attendants	300	04/30/2017
IAM	Mechanics	150	04/24/2016
TWU	Dispatch	20	09/04/2014

(1)	Approximate number of active full-time equivalent employees covered by the contract as of December 31, 2013.
(2)	See discussion below regarding the process of combining mainline employee groups post-Merger.

Relations with such labor organizations are governed by the RLA. Under the RLA, the NMB is responsible for determining which union, if any, is designated to represent employees. In an airline merger, when different unions represent the employees at the merging carrier, a union may file an application with the NMB to represent the combined group of post-merger employees. The application is reviewed by the NMB which considers whether the operations of the merging carriers have been sufficiently integrated to constitute a single transportation system. After the integration process is found to have created a single transportation system, the NMB then conducts an investigation to determine which union, if any, is to be the representative of the post-merger employees. That union then negotiates a joint collective bargaining agreement (“JCBA”) covering the combined group of post-merger employees.

While the passenger service employees at mainline American are not currently represented by any labor organization, the passenger service employees of mainline US Airways are represented by the Airline Employees Customer Service Association, CWA-IBT (“CWA-IBT”). When and if the CWA-IBT files a single transportation system application with the NMB, the union is expected to attempt to organize the passenger service employees of both mainline airlines. In the meantime, the US Airways passenger service employees will continue to be represented by the CWA-IBT, and the American passenger service employees will remain unrepresented for labor relations purposes.

Most of the other mainline American ground employees are represented by the Transport Workers Union (“TWU”) and are covered by existing CBAs. Although those agreements will not become amendable until 2018, the TWU is required under the agreements to file a single transportation system application in order to represent the combined groups of mainline US Airways and mainline American employees. For the fleet service employees, the mechanic and related employees and the stores employees, the TWU may share post-merger representation rights with the International Association of Machinists and Aerospace Workers (“IAM”). After the NMB has determined that a single transportation system exists and has certified a post-merger representative of the combined employee groups, the process for negotiating new JCBA covering the combined employee groups will commence. That process can take many months or even several years to complete.

Under an agreement reached with the American mainline and the US Airways mainline pilots and a tentative agreement with the American and US Airways mainline flight attendants, a different approach will be used by us to reach JCBAs. The two pilot groups have agreed that, once a post-merger representative has been designated by the NMB, there will be a thirty-day negotiations period, and, if no agreement is reached, a panel of arbitrators will set the remaining terms of the JCBAs that will become amendable on December 31, 2018. The economic terms of the pilot JCBA established by the arbitration panel must conform with the contract that was reached with the two pilot groups. If the tentative agreement with the American mainline and US Airways mainline flight attendants is approved, negotiations over the terms of a JCBA will be conducted for up to 240 days. If no agreement can be reached, a panel of arbitrators will establish the unresolved terms of the JCBA, which is to be set based on economics comparable to those for flight attendants at other legacy airlines.

The merger will have no impact on the CBAs that cover the employees of our wholly-owned subsidiary airlines which are not being merged (Piedmont and PSA). For those employees, the RLA provides that CBAs do not expire, but instead become amendable as of a stated date.

When a RLA CBA becomes amendable, if either party to the agreement wishes to modify its terms, it must notify the other party in the manner prescribed under the RLA and as agreed by the parties. Under the RLA, the parties must meet for direct negotiations, and, if no agreement is reached, either party may request the NMB to appoint a federal mediator. The RLA prescribes no set timetable for the direct negotiation and mediation process. It is not unusual for those processes to last for many months and even for several years. If no agreement is reached in mediation, the NMB in its discretion may declare under the RLA at some time that an impasse exists, and if an impasse is declared, the NMB proffers binding arbitration to the parties. Either party may decline to submit to binding arbitration. If arbitration is rejected by either party, an initial 30-day “cooling off” period commences. Following the conclusion of that 30-day “cooling off” period, if no agreement has been reached, “self-help” (as described below) can begin unless a Presidential Emergency Board (“PEB”) is established. A PEB examines the parties’ positions and recommends a solution. The PEB process lasts for 30 days and (if no resolution is reached) is followed by another “cooling off” period of 30 days. At the end of a “cooling off” period (unless an agreement is reached, a PEB is established or action is taken by Congress), the labor organization may exercise “self-help,” such as a strike, and the airline may resort to its own “self-help,” including the imposition of any or all of its proposed amendments and the hiring of new employees to replace any striking workers.

The NMB is currently mediating negotiations with the IAM covering the mainline US Airways fleet service employees, the mechanic and related employees, and the store employees, and with the Association of Flight Attendants (“AFA”) covering the Piedmont flight attendants.

For more discussion, see Part I, Item 1A, Risk Factors – “Union disputes, employee strikes and other labor-related disruptions may adversely affect our operations.”

Aircraft Fuel

In order to provide a more meaningful comparison to prior year results, certain financial results and operating statistics have been combined for the 2013 Successor and Predecessor Periods below.

Our operations and financial results are significantly affected by the availability and price of jet fuel. When combining the 2013 Successor and Predecessor Periods, the average cost of a gallon of jet fuel for our mainline and regional operations decreased 4.1% from 2012 to 2013, and our total mainline and regional fuel expense decreased $54 million, or 1.2%, from 2012 to 2013. Based on our 2014 forecasted mainline and regional fuel consumption, we estimate that as of December 31, 2013, a $1 per barrel increase in the price of crude oil would increase our 2014 annual fuel expense by $37 million.

The following table shows annual aircraft fuel consumption and costs, including taxes, for our mainline operations for 2011 through 2013 (gallons and aircraft fuel expense in millions):

Year	Gallons	Average Price per Gallon	Aircraft Fuel Expense	Percentage of Total Operating Expenses
2013 (a)	1,144	$3.04	$3,481	33.8%
2012	1,102	3.17	3,489	36.4%
2011	1,095	3.11	3,400	36.6%

(a)	Represents combined 2013 Successor and Predecessor Periods to present a more meaningful basis of comparison to prior year.

Total fuel expenses for our wholly owned and third-party regional carriers operating under capacity purchase agreements for the 2013 Successor Period, 2013 Predecessor Period and the years ended December 31, 2012 and 2011 were $64 million, $988 million, $1.10 billion and $1.06 billion, respectively.

As of December 31, 2013, we have not entered into any transactions to hedge our fuel consumption. As a result, we fully realize the effects of any increase or decrease in fuel prices.

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

Insurance

We maintain insurance of the types that we believe are customary in the airline industry, including insurance for public liability, passenger liability, property damage and all-risk coverage for damage to our aircraft. Principal coverage includes liability for injury to members of the public, including passengers, damage to property of US Airways Group, its subsidiaries and others, and loss of or damage to flight equipment, whether on the ground or in flight. We also maintain other types of insurance such as workers’ compensation and employer’s liability, with limits and deductibles that we believe are standard within the industry.

Since September 11, 2001, we and other airlines have been unable to obtain coverage for liability to persons other than employees and passengers for claims resulting from acts of terrorism, war or similar events, which is called war risk coverage, at reasonable rates from the commercial insurance market. We, therefore, purchased our war risk coverage through a special program administered by the FAA, as have most other U.S. airlines. This program, which currently expires September 30, 2014, has been extended numerous times in the past. If this program were not to be extended, we would likely face a material increase in the cost of war risk coverage, and because of competitive pressures in the industry, our ability to pass this additional cost to passengers may be limited. In addition, we have obtained third-party war risk (terrorism) insurance through a special program administered by the FAA, resulting in lower premiums than if we had obtained this insurance in the commercial insurance market. If the federal insurance program terminates, we would likely face a material increase in the cost of war risk insurance. See Part I, Item 1A, Risk Factors – “Increases in insurance costs or reductions in insurance coverage may adversely impact our operations and financial results.”

In addition, insurers significantly increased the premiums for aviation insurance in general following September 11, 2001. While the price of commercial insurance has declined since the period immediately after the terrorist attacks of September 11, 2001, if commercial insurance carriers further reduce the amount of insurance coverage available to us or significantly increase its cost, we would be materially adversely affected.

Customer Service

We are committed to consistently deliver safe, reliable and convenient service to our customers in every aspect of our operation. Our 2013 operating performance was negatively impacted by more severe weather conditions as compared to 2012. We reported the following operating statistics to the DOT for mainline operations for the years ended December 31, 2013 and 2012:

	2013	2012	Better (Worse)
On-time performance (a)	81.5	85.9	(4.4	) pts
Completion factor (b)	99.0	99.0	—	pts
Mishandled baggage (c)	2.52	2.14	(17.8)%
Customer complaints (d)	1.42	1.74	18.4%

(a)	Percentage of reported flight operations arriving on time as defined by the DOT.
(b)	Percentage of scheduled flight operations completed.
(c)	Rate of mishandled baggage reports per 1,000 passengers.
(d)	Rate of customer complaints filed with the DOT per 100,000 enplanements.

Frequent Flyer Program

Our Dividend Miles® frequent flyer program allows participants to earn mileage credits for each paid flight segment on US Airways, American, Star Alliance carriers and certain other airlines that participate in the program. Participants flying in first class or our international business class (Envoy class) may receive additional mileage credits. Participants can also receive mileage credits through special promotions that we periodically offer and may also earn mileage credits by utilizing certain credit cards and purchasing services from non-airline partners such as hotels and rental car agencies. We sell mileage credits to credit card companies, hotels, car rental agencies and others that participate in the Dividend Miles program. Mileage credits can be redeemed for travel awards on US Airways, American, Star Alliance carriers or other participating airlines. Effective March 31, 2014 US Airways will join the oneworld alliance and exit the Star Alliance. At that point, frequent flyer program reciprocity will begin with oneworld partner airlines and will be discontinued for many Star Alliance airlines.

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

Effective January 7, 2014, members of American’s AAdvantage® frequent flyer program (“AAdvantage”) and Dividend Miles members can earn and redeem miles when traveling across either airline’s network. All travel on eligible tickets on both airlines will count toward qualification for elite status in the customer’s program of choice. Elite members of each airline can enjoy select reciprocal benefits of both the AAdvantage and Dividend Miles programs, including First and Business Class check-in, priority security and priority boarding, complimentary access to Preferred Seats, priority baggage delivery and checked bags at no charge, consistent with the current baggage policies for each carrier.

The US Airways Dividend Miles program will transition to the AAdvantage® frequent flyer program as soon as commercially feasible.

Ticket Distribution

Passengers can book tickets for travel on American or US Airways through several distribution channels including their direct websites (www.aa.com and www.usairways.com), our reservations centers and third-party distribution channels, including those provided by or through global distribution systems (e.g., Amadeus, Sabre and Travelport), conventional travel agents and online travel agents (e.g., Expedia, Orbitz and Travelocity). In 2013, internal channels of distribution accounted for 38% of our ticketed passenger segments. Internet sites accounted for 61% of our ticketed passenger segments, of which 33% originated from our website, while 28% originated from online travel agent sites. To remain competitive, we will need to manage successfully our distribution costs and rights, increase our distribution flexibility and improve the functionality of third-party distribution channels, while maintaining an industry-competitive cost structure. For more discussion, see Part 1, Item 1A, Risk Factors – “We rely on third-party distribution channels and must manage effectively the costs, rights and functionality of these channels.”

Seasonality and Other Factors

Due to the greater demand for air and leisure travel during the summer months, revenues in the airline industry in the second and third quarters of the year tend to be greater than revenues in the first and fourth quarters of the year. General economic conditions, fears of terrorism or war, fare initiatives, fluctuations in fuel prices, labor actions, weather, natural disasters, outbreaks of disease and other factors could impact this seasonal pattern. Accordingly, the results of operations for any interim period are not necessarily indicative of those for the entire year.

See Note 15 to the consolidated financial statements of US Airways Group and US Airways in Part II, Items 8A and 8B, respectively, for the unaudited quarterly financial data for the two-year period ended December 31, 2013.

Available Information

A copy of this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), are available free of charge at www.usairways.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC and at the website maintained by the SEC at www.sec.gov.

From and after the Merger on December 9, 2013, US Airways Group and US Airways are wholly-owned subsidiaries of AAG. AAG has filed with the SEC an Annual Report on Form 10-K for the year ended December 31, 2013. This report and other reports and documents filed with or furnished to the SEC are available free of charge at www.aa.com and the website maintained by the SEC at www.sec.gov.

US Airways Group and US Airways have made and expect to make public disclosures of certain information regarding US Airways Group and its subsidiaries, to investors and the general public by means of social media sites, including, but not limited to, Facebook and Twitter and a website maintained by AAG and US Airways Group. Investors are encouraged to (i) follow US Airways (@USAirways and @USEmployees) on Twitter; (ii) “like” US Airways’ (www.facebook.com/USAirways) Facebook page; (iii) follow US Airways (www.pinterest.com/FlyUSAirways) on Pinterest; (iv) follow US Airways (www.instagram.com/USAirways) on Instagram; (v) subscribe to US Airways (www.youtube.com/user/usairways) on YouTube; and (vi) visit http://www.aa.com/arriving or usairways.com/arriving for updated information regarding AAG, US Airways Group, and the Merger.

Neither US Airways Group nor US Airways incorporates the contents of its, AAG’s and American’s social media sites, posts or our websites or other filings into this Form 10-K except as specifically set forth herein.

Item 1A. Risk Factors

Below are certain risk factors that may affect our business, results of operations and financial condition, or the trading price of our common stock or other securities. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risks and uncertainties emerge from time to time. Management cannot predict such new risks and uncertainties, nor can it assess the extent to which any of the risk factors below or any such new risks and uncertainties, or any combination thereof, may impact our business.

Risk Factors Relating to the Company and Industry-Related Risks

We could experience significant operating losses in the future.

For a number of reasons, including those addressed in these risk factors, we might fail to achieve or maintain profitability and might experience significant losses. In particular, the condition of the economy, the level and volatility of fuel prices, the state of travel demand and intense competition in the airline industry have had and will continue to have an impact on our operating results, and may increase the risk that we will experience losses.

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

Our operating results are materially impacted by changes in the availability, price volatility and cost of aircraft fuel, which represents one of the largest single cost items in our business. Jet fuel market prices have fluctuated substantially over the past several years and prices continued to be volatile in 2013.

Because of the amount of fuel needed to operate our business, even a relatively small increase in the price of fuel can have a material adverse aggregate effect on our operating results and liquidity. Due to the competitive nature of the airline industry and unpredictability of the market, we can offer no assurance that we may be able to increase our fares, impose fuel surcharges or otherwise increase revenues sufficiently to offset fuel price increases.

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

We have a large number of older aircraft in our fleet, and these aircraft are not as fuel efficient as more recent models of aircraft, including those we have on order. We intend to continue to execute our fleet renewal plans to, among other things, improve the fuel efficiency of our fleet, and we are dependent on a limited number of major aircraft manufacturers to deliver aircraft on schedule. If we experience delays in delivery of the more fuel efficient aircraft that we have on order, we will be adversely affected.

Our aviation fuel purchase contracts generally do not provide meaningful price protection against increases in fuel costs. Prior to the closing of the Merger, AAG sought to manage the risk of fuel price increases by using derivative contracts. There can be no assurance that, at any given time, we will have derivatives in place to provide any particular level of protection against increased fuel costs or that our counterparties will be able to perform under our derivative contracts. To the extent we use derivative contracts that have the potential to create an obligation to pay upon settlement if prices decline significantly, such derivative contracts may limit our ability to benefit from lower fuel costs in the future. Also, a rapid decline in the projected price of fuel at a time when we have fuel hedging contracts in place could adversely impact our short-term liquidity, because hedge counterparties could require that we post collateral in the form of cash or letters of credit. See also the discussion in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and regulations promulgated by the Commodity Futures Trading Commission (“CFTC”) introduce new requirements for centralized clearing for over-the-counter derivatives. This may include our fuel derivative contracts. Our board of directors has approved our election of the CFTC’s end-user exemption, which permits us as a non-financial end user of derivatives to hedge commercial risk and be exempt from the CFTC mandatory clearing requirements. However, depending on the final regulations adopted by the CFTC and other regulators, our derivative contract counterparties may be subject to regulatory requirements and resulting new practices that may raise their costs. Those increased costs may in turn be passed on to us, resulting in increased transaction costs to execute derivative contracts and lower credit thresholds to post collateral.

We have not entered into any fuel hedges since the Effective Date and our current policy is not to do so. Assuming we continue to pursue this policy, once our existing hedge contracts expire or otherwise terminate, we will be fully exposed to fluctuations in fuel prices.

The airline industry is intensely competitive and dynamic.

Our competitors include other major domestic airlines and foreign, regional and new entrant airlines, as well as joint ventures formed by some of these airlines, many of which have more financial or other resources and/or lower cost structures than ours, as well as other forms of transportation, including rail and private automobiles. In many of our markets we compete with at least one low-cost air carrier. Our revenues are sensitive to the actions of other carriers in many areas including pricing, scheduling, capacity and promotions, which can have a substantial adverse impact not only on our revenues, but on overall industry revenues. These factors may become even more significant in periods when the industry experiences large losses, as airlines under financial stress, or in bankruptcy, may institute pricing structures intended to achieve near-term survival rather than long-term viability.

Low-cost carriers have a profound impact on industry revenues. Using the advantage of low unit costs, these carriers offer lower fares in order to shift demand from larger, more established airlines. Some low-cost carriers, which have cost structures lower than ours, have better recent financial performance and have announced growth strategies including commitments to acquire significant numbers of aircraft for delivery in the next few years. These low-cost carriers are expected to continue to increase their market share through growth and, potentially, consolidation, and could continue to have an impact on our overall performance.

Certain airline alliances have been, or may in the future be, granted immunity from antitrust regulations by governmental authorities for specific areas of cooperation, such as joint pricing decisions. To the extent alliances formed by our competitors can undertake activities that are not available to us, our ability to effectively compete may be hindered.

American has implemented a JBA with British Airways, Iberia and Finnair, and antitrust-immunized cooperation with British Airways, Iberia, Finnair and Royal Jordanian. American is in negotiations with IAG concerning the terms by which flights operated by US Airways will be added to American’s existing transatlantic JBA. American has thus far been unable to reach agreement with IAG and is uncertain if it will be able to reach an agreement. Failure to reach an agreement could have a material adverse effect on the JBA or cause its dissolution, which could also have a material adverse effect on AAG’s results of operations or financial position. In addition, American has implemented an antitrust-immunized JBA with Japan Airlines and a JBA with Qantas. No assurances can be given as to any other arrangements that may ultimately be implemented or any benefits that AAG may derive from such arrangements.

Additional mergers and other forms of industry consolidation, including antitrust immunity grants, may take place and may not involve us as a participant. Depending on which carriers combine and which assets, if any, are sold or otherwise transferred to other carriers in connection with such combinations, our competitive position relative to the post-combination carriers or other carriers that acquire such assets could be harmed. In addition, as carriers combine through traditional mergers or antitrust immunity grants, their route networks will grow, and that growth will result in greater overlap with our network, which in turn could result in lower overall market share and revenues for us. Such consolidation is not limited to the U.S., but could include further consolidation among international carriers in Europe and elsewhere.

We may be unable to integrate operations successfully and realize the anticipated synergies and other benefits of the Merger.

The Merger involves the combination of two companies that operated as independent public companies prior to the Merger, and each of which operated its own international network airline. Historically, the integration of separate airlines has often proven to be more time consuming and to require more resources than initially estimated. We must devote significant management attention and resources to integrating our business practices, cultures and operations. Potential difficulties we may encounter as part of the integration process include the following:

•	the inability to successfully combine our businesses in a manner that permits us to achieve the synergies and other benefits anticipated to result from the Merger;

•

the challenge of integrating complex systems, operating procedures, regulatory compliance programs, technology, aircraft fleets, networks, and other assets in a manner that minimizes any adverse impact on customers, suppliers, employees, and other constituencies;

•	the effects of divestitures and other operational commitments in connection with the settlement of the litigation brought by the DOJ and certain states prior to the closing of the Merger;

•	the challenge of forming and maintaining an effective and cohesive management team;

•	the diversion of the attention of our management and other key employees;

•	the challenge of integrating workforces while maintaining focus on providing consistent, high quality customer service and running an efficient operation;

•

the risks relating to integrating various computer, communications and other technology systems, including designing and implementing an integrated customer reservations system, that will be necessary to operate American and US Airways as a single airline and to achieve cost synergies by eliminating redundancies in the businesses;

•	the disruption of, or the loss of momentum in, our ongoing business;

•	the branding or rebranding initiatives may involve substantial costs and may not be favorably received by customers; and

•

the potential unknown liabilities, liabilities that are significantly larger than we currently anticipate and unforeseen increased expenses or delays associated with the Merger, including costs in excess of the cash transition costs that we currently anticipate.

We have submitted to the FAA a transition plan for merging the day-to-day operations of American and US Airways under a single operating certificate. The issuance of a single operating certificate will occur when the FAA agrees that we have achieved a level of integration that can be safely managed under one certificate. While the parties currently believe that such approval can be obtained within two years from the closing of the Merger, the actual time required and cost incurred to receive this approval cannot be predicted. Any delay in the grant of such approval or increase in costs beyond those presently expected could have a material adverse effect on the completion date of our integration plan and receipt of the benefits expected from that plan.

See also “We may face challenges in integrating our computer, communications and other technology systems” below.

Accordingly, we may not be able to realize the contemplated benefits of the Merger fully, or at all, or it may take longer and cost more to realize such benefits than expected.

Our indebtedness and other obligations are substantial and could adversely affect our business and liquidity.

We have significant amounts of indebtedness and other obligations, including pension obligations, obligations to make future payments on flight equipment and property leases, and substantial non-cancelable obligations under aircraft and related spare engine purchase agreements. Moreover, currently a substantial portion of our assets are pledged to secure our indebtedness. Our substantial indebtedness and other obligations could have important consequences. For example, they:

•

limit our ability to obtain additional funding for working capital, to withstand operating risks that are customary in the industry, capital expenditures, acquisitions, investments, integration costs, and general corporate purposes, and adversely affect the terms on which such funding can be obtained;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness and other obligations, thereby reducing the funds available for other purposes;

•	make us more vulnerable to economic downturns and catastrophic external events;

•	contain restrictive covenants that could:

•	limit our ability to merge, consolidate, sell assets, incur additional indebtedness, issue preferred stock, make investments and pay dividends; and

•

significantly constrain our ability to respond, or respond quickly, to unexpected disruptions in our own operations, the U.S. or global economies, or the businesses in which we operate, or to take advantage of opportunities that would improve our business, operations, or competitive position versus other airlines; and

•	limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions.

We will need to obtain sufficient financing or other capital to operate successfully.

Our business plan contemplates significant investments in modernizing our fleet and integrating the American and US Airways businesses. Significant capital resources will be required to execute this plan, and, as a result, we estimate that, based on our commitments as of December 31, 2013, our planned aggregate expenditures for aircraft purchase commitments and certain engines for calendar years 2014-2018 would be approximately $3.3 billion. We also currently anticipate cash transition costs to integrate our businesses following the Merger to be approximately $1.2 billion, and these costs could exceed our expectations. Accordingly, we will need substantial financing or other capital resources. Depending on numerous factors, many of which are out of our control, such as the state of the domestic and global economies, the capital and credit markets’ view of our prospects and the airline industry in general, and the general availability of debt and equity capital at the time we seek capital, the financing or other capital resources that we will need may not be available to us, or may only be available on onerous terms and conditions. There can be no assurance that we will be successful in obtaining financing or other needed sources of capital to operate successfully. An inability to obtain necessary financing on acceptable terms would have a material adverse impact on our business, results of operations and financial condition.

Increased costs of financing, a reduction in the availability of financing and fluctuations in interest rates could adversely affect our liquidity, results of operations and financial condition.

Concerns about the systemic impact of inflation, the availability and cost of credit, energy costs and geopolitical issues, combined with continued changes in business activity levels and consumer confidence, increased unemployment and volatile oil prices, have contributed to unprecedented levels of volatility in the capital and credit markets. As a result of these market conditions, the cost and availability of credit have in the recent past been and may in the future be adversely affected by illiquid credit markets and wider credit spreads. These changes in the domestic and global financial markets may increase our costs of financing and adversely affect our ability to obtain financing needed for the acquisition of aircraft that we have contractual commitments to purchase and for other types of financings we may seek in order to refinance debt maturities, raise capital or fund other types of obligations. Any downgrades to our credit rating may likewise increase the cost and reduce the availability of financing.

Further, a substantial portion of our indebtedness bears interest at fluctuating interest rates, primarily based on the London interbank offered rate for deposits of U.S. dollars (“LIBOR”). LIBOR tends to fluctuate based on general economic conditions, general interest rates, rates set by the Federal Reserve and other central banks, and the supply of and demand for credit in the London interbank market. We have not hedged our interest rate exposure with respect to the $1.6 billion term loan facility provided for by the loan agreement, as amended, entered into May 23, 2013 among US Airways, certain affiliates of US Airways and certain lenders (the “2013 Citicorp credit facility”), American’s Credit and Guaranty Agreement and other of our floating rate debt, and, accordingly, our interest expense for any particular period may fluctuate based on LIBOR and other variable interest rates. To the extent these interest rates increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected. See also the discussion of interest rate risk in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

Our high level of fixed obligations may limit our ability to fund general corporate requirements and obtain additional financing, may limit our flexibility in responding to competitive developments and causes our business to be vulnerable to adverse economic and industry conditions.

We have a significant amount of fixed obligations, including debt, pension costs, aircraft leases and financings, aircraft purchase commitments, leases and developments of airport and other facilities and other cash obligations. We also have certain guaranteed costs associated with our regional operations.

As a result of the substantial fixed costs associated with these obligations:

•	a decrease in revenues results in a disproportionately greater percentage decrease in earnings;

•	we may not have sufficient liquidity to fund all of these fixed obligations if our revenues decline or costs increase; and

•	we may have to use our working capital to fund these fixed obligations instead of funding general corporate requirements, including capital expenditures.

These obligations also impact our ability to obtain additional financing, if needed, and our flexibility in the conduct of our business, and could materially adversely affect our liquidity, results of operations and financial condition.

Any failure to comply with the covenants contained in our financing arrangements may have a material adverse effect on our business, results of operations and financial condition.

The terms of our 2013 Citicorp credit facility and American’s Credit and Guaranty Agreement require us to ensure that AAG and its restricted subsidiaries maintain consolidated unrestricted cash and cash equivalents and amounts available to be drawn under revolving credit facilities in an aggregate amount not less than $2.0 billion, and the 2013 Citicorp credit facility also requires us and the other obligors thereunder to hold not less than $750 million (subject to partial reductions upon certain reductions in the outstanding amount of the loan) of that amount in accounts subject to control agreements.

Our ability to comply with these liquidity covenants while paying the fixed costs associated with our contractual obligations and our other expenses, including significant pension and other post-employment funding obligations and cash transition costs associated with the Merger, will depend on our operating performance and cash flow, which are seasonal, as well as factors including fuel costs and general economic and political conditions.

In addition, our credit facilities and certain other financing arrangements include covenants that, among other things, limit our ability to pay dividends and make certain other payments, make certain investments, incur additional indebtedness, enter into certain affiliate transactions and engage in certain business activities, in each case subject to certain exceptions.

The factors affecting our liquidity (and our ability to comply with related liquidity and other covenants) will remain subject to significant fluctuations and uncertainties, many of which are outside our control. Any breach of our liquidity and other covenants or failure to timely pay our obligations could result in a variety of adverse consequences, including the acceleration of our indebtedness, the withholding of credit card proceeds by our credit card processors and the exercise of remedies by our creditors and lessors. In such a situation, we may not be able to fulfill our contractual obligations, repay the accelerated indebtedness, make required lease payments or otherwise cover our fixed costs.

If our financial condition worsens, provisions in our credit card processing and other commercial agreements may adversely affect our liquidity.

We have agreements with companies that process customer credit card transactions for the sale of air travel and other services. These agreements allow these processing companies, under certain conditions (including, with respect to certain agreements, the failure to maintain certain levels of liquidity) to hold an amount of our cash (a “holdback”) equal to some or all of the advance ticket sales that have been processed by that company, but for which we have not yet provided the air transportation. We are not currently required to maintain any holdbacks pursuant to these requirements. These holdback requirements can be modified at the discretion of the processing companies upon the occurrence of specific events, including material adverse changes in our financial condition. An increase in the current holdback balances to higher percentages up to and including 100% of relevant advanced ticket sales could materially reduce our liquidity. Likewise, other of our commercial agreements contain provisions that allow other entities to impose less favorable terms, including the acceleration of amounts due, in the event of material adverse changes in our financial condition.

The historical consolidated financial information contained in this report is not directly comparable to our financial information for prior or future periods.

A number of factors render our historical consolidated financial information not directly comparable to our financial information for prior or future periods, including:

•

the Merger was accounted for using the acquisition method of accounting with AAG as the acquiring entity, resulting in an adjustment to the carrying values of the assets and liabilities of US Airways Group compared to its historical carrying values; and

•	certain prior accounting presentations, including the manner in which we report our regional operations, have been changed and historical results restated to conform to the current presentation.

Due to these and other factors largely related to the Merger and the Plan, investors are cautioned as to the limitations of our historical financial statements and urged to review carefully Part II – Item – 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Union disputes, employee strikes and other labor-related disruptions may adversely affect our operations.

Relations between air carriers and labor unions in the U.S. are governed by the RLA. Under the RLA, CBAs generally contain “amendable dates” rather than expiration dates, and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the NMB.

If no agreement is reached during direct negotiations between the parties, either party may request that the NMB appoint a federal mediator. The RLA prescribes no timetable for the direct negotiation and mediation processes, and it is not unusual for those processes to last for many months or even several years. If no agreement is reached in mediation, the NMB in its discretion may declare that an impasse exists and proffer binding arbitration to the parties. Either party may decline to submit to arbitration, and if arbitration is rejected by either party, a 30-day “cooling off” period commences. During or after that period, a PEB may be established, which examines the parties’ positions and recommends a solution. The PEB process lasts for 30 days and is followed by another 30-day “cooling off” period. At the end of a “cooling off” period, unless an agreement is reached or action is taken by Congress, the labor organization may exercise “self-help,” such as a strike, which could materially adversely affect our business, results of operations and financial condition.

We are currently in negotiations with the IAM with respect to US Airways mechanics, stock clerks and related employees, and fleet service employees, and the AFA with respect to Piedmont flight attendants. None of these unions presently may lawfully engage in concerted refusals to work, such as strikes, slow-downs, sick-outs or other similar activity, against us. Nonetheless, there is a risk that disgruntled employees, either with or without union involvement, could engage in one or more concerted refusals to work that could individually or collectively harm the operation of our airline and impair our financial performance.

See Part I, Item 1, Business — “Employees and Labor Relations.”

The inability to maintain labor costs at competitive levels would harm our financial performance.

Currently, we believe our labor costs are competitive relative to the other large network carriers. However, we cannot provide assurance that labor costs going forward will remain competitive because some of our agreements are amendable now and others may become amendable, competitors may significantly reduce their labor costs or we may agree to higher-cost provisions in our current or future labor negotiations. As of December 31, 2013, approximately 84% of our employees were represented for collective bargaining purposes by labor unions. Some of our unions have brought and may continue to bring grievances to binding arbitration, including related to wages. Unions may also bring court actions and may seek to compel us to engage in bargaining processes where we believe we have no such obligation. If successful, there is a risk these judicial or arbitral avenues could create material additional costs that we did not anticipate.

Interruptions or disruptions in service at one of our hub airports could have a material adverse impact on our operations.

We operate principally through hubs in Charlotte, Chicago, Dallas/Fort Worth, Los Angeles, Miami, New York City, Philadelphia, Phoenix and Washington, D.C. Substantially all of our flights either originate in or fly into one of these locations. A significant interruption or disruption in service at one of our hubs resulting from ATC delays, weather conditions, natural disasters, growth constraints, relations with third-party service providers, failure of computer systems, facility disruptions, labor relations, power supplies, fuel supplies, terrorist activities or otherwise could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a severe impact on our business, results of operations and financial condition.

If we are unable to obtain and maintain adequate facilities and infrastructure throughout our system and, at some airports, adequate slots, we may be unable to operate our existing flight schedule and to expand or change our route network in the future, which may have a material adverse impact on our operations.

In order to operate our existing and proposed flight schedule and, where appropriate, add service along new or existing routes, we must be able to maintain and/or obtain adequate gates, ticketing facilities, operations areas, and office space. As airports around the world become more congested, we will not always be able to ensure that our plans for new service can be implemented in a commercially viable manner, given operating constraints at airports throughout our network, including due to inadequate facilities at desirable airports. Further, our operating costs at airports at which we operate, including our hubs, may increase significantly because of capital improvements at such airports that we may be required to fund, directly or indirectly. In some circumstances, such costs could be imposed by the relevant airport authority without our approval.

In addition, operations at four major domestic airports, certain smaller domestic airports and certain foreign airports served by us are regulated by governmental entities through the use of slots or similar regulatory mechanisms which limit the rights of carriers to conduct operations at those airports. Each slot represents the authorization to land at or take off from the particular airport during a specified time period and may have other operational restrictions as well. In the U.S., the FAA currently regulates the allocation of slot or slot exemptions at Washington National and three New York City airports: Newark, JFK and LaGuardia. Our operations at these airports generally require the allocation of slots or similar regulatory authority. Similarly, our operations at international airports in Frankfurt, London Heathrow, Paris and other airports outside the U.S. are regulated by local slot authorities pursuant to the International Air Transport Association’s Worldwide Scheduling Guidelines and applicable local law. We cannot provide any assurance that regulatory changes regarding the allocation of slots or similar regulatory authority will not have a material adverse impact on our operations. For example, the FAA is planning a new rulemaking in 2014 to modify the current rules limiting flight operations at New York City’s JFK and LaGuardia airports.

In connection with the settlement of antitrust litigation brought by the DOJ and certain states, US Airways Group and AMR entered into settlement agreements that provide for certain asset divestitures. In the agreement with the United States government, among other things, US Airways and American agreed to divest and not reacquire for 10 years certain rights and assets consisting of 52 slot pairs at Washington National and 17 slot pairs at LaGuardia, in each case together with associated gates and related ground facilities necessary to operate those slot pairs, and two gates at each of Boston Logan International Airport, Chicago O’Hare International Airport, DAL, Los Angeles International Airport and Miami International Airport. The agreement with the plaintiff states requires our airlines, subject to certain conditions and exceptions, to maintain certain hub operations in a manner generally consistent with historical operations and to continue to provide scheduled daily service to certain specified communities, both for limited periods of time. In addition, US Airways and American entered into a related settlement with the DOT related to small community service from Washington National. Further, as a consequence of the Merger clearance process in the EU, US Airways and American are required to make available one pair of London Heathrow slots for use by another carrier between London and Philadelphia, which the acquiring carrier can deploy on another Heathrow city pair after operating the slots on London-Philadelphia for a period of not less than three consecutive years, and, along with our JBA partners, US Airways and American are required to make available for an initial period of up to seven years one pair of Heathrow slots for service between London and Miami that may be operated via an intermediate point.

Any limitation on our ability to acquire or maintain adequate gates, ticketing facilities, operations areas, slots (where applicable), or office space could have a material adverse effect on our business, results of operations and financial condition.

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

In addition, our reliance upon others to provide essential services on behalf of our operations may result in our relative inability to control the efficiency and timeliness of contract services. We have entered into agreements with contractors to provide various facilities and services required for our operations, including distribution and sale of airline seat inventory, provision of information technology and services, regional operations, aircraft maintenance, ground services and facilities, reservations and baggage handling. Similar agreements may be entered into in any new markets we decide to serve. These agreements are generally subject to termination after notice by the third-party service provider. We are also at risk should one of these service providers cease operations, and there is no guarantee that we could replace these providers on a timely basis with comparably priced providers. Volatility in fuel prices, disruptions to capital markets and adverse economic conditions in general have subjected certain of these third-party regional carriers to significant financial pressures, which have led to several bankruptcies among these carriers. Any material problems with the efficiency and timeliness of contract services, resulting from financial hardships or otherwise, could have a material adverse effect on our business, results of operations and financial condition.

We rely on third-party distribution channels and must manage effectively the costs, rights and functionality of these channels.

We rely on third-party distribution channels, including those provided by or through global distribution systems, or “GDSs” (e.g., Amadeus, Sabre and Travelport), conventional travel agents and online travel agents, or OTAs (e.g., Expedia, Orbitz and Travelocity), to distribute a significant portion of our airline tickets, and we expect in the future to continue to rely on these channels and hope to expand their ability to distribute and collect revenues for ancillary products (e.g., fees for selective seating). These distribution channels are more expensive and at present have less functionality in respect of ancillary product offerings than those we operate ourselves, such as our call centers and our website. Certain of these distribution channels also effectively restrict the manner in which we distribute our products generally. To remain competitive, we will need to manage successfully our distribution costs and rights, increase our distribution flexibility and improve the functionality of third-party distribution channels, while maintaining an industry-competitive cost structure. Any inability to manage our third-party distribution costs, rights and functionality at a competitive level or any material diminishment or disruption in the distribution of our tickets could have a material adverse effect on our business, results of operations and financial condition.

Further, on April 21, 2011, US Airways filed an antitrust lawsuit against Sabre Holdings Corporation, Sabre Inc. and Sabre Travel International Limited (collectively, “Sabre”) in Federal District Court for the Southern District of New York. The lawsuit alleges, among other things, that Sabre has engaged in anticompetitive practices that illegally restrain US Airways’ ability to distribute its products to its customers. The lawsuit also alleges that these actions have prevented US Airways from employing new competing technologies and have allowed Sabre to continue to charge US Airways supracompetitive fees. The lawsuit seeks both injunctive relief and money damages. Sabre filed a motion to dismiss the case, which the court denied in part and granted in part in September 2011, allowing two of the four counts in the complaint to proceed. We intend to pursue our claims against Sabre vigorously, but there can be no assurance of the outcome of this litigation.

Our business is subject to extensive government regulation, which may result in increases in our costs, disruptions to our operations, limits on our operating flexibility, reductions in the demand for air travel, and competitive disadvantages.

Airlines are subject to extensive domestic and international regulatory requirements. In the last several years, Congress has passed laws, and DOT, the FAA, the TSA and the Department of Homeland Security have issued a number of directives and other regulations, that affect the airline industry. These requirements impose substantial costs on us and restrict the ways we may conduct our business.

For example, the FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures or operational restrictions. Our failure to timely comply with these requirements has in the past and may in the future result in fines and other enforcement actions by the FAA or other regulators. In addition, the FAA recently issued its final regulations governing pilot rest periods and work hours for all airlines certificated under Part 121 of the Federal Aviation Regulations. The rule, which became effective on January 4, 2014, impacts the required amount and timing of rest periods for pilots between work assignments and modifies duty and rest requirements based on the time of day, number of scheduled segments, flight types, time zones, and other factors. These regulations, or other regulations, could have a material adverse effect on us and the industry.

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

The results of our operations, demand for air travel, and the manner in which we conduct business each may be affected by changes in law and future actions taken by governmental agencies, including:

•	changes in law which affect the services that can be offered by airlines in particular markets and at particular airports, or the types of fees that can be charged to passengers;

•	the granting and timing of certain governmental approvals (including antitrust or foreign government approvals) needed for codesharing alliances and other arrangements with other airlines;

•	restrictions on competitive practices (for example, court orders, or agency regulations or orders, that would curtail an airline’s ability to respond to a competitor);

•	the adoption of new passenger security standards or regulations that impact customer service standards (for example, a “passenger bill of rights);

•	restrictions on airport operations, such as restrictions on the use of Slots at airports or the auction or reallocation of slot rights currently held by us; and

•	the adoption of more restrictive locally-imposed noise restrictions.

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

We also experienced delays in routine non-operational interactions with the FAA as a result of the government shut-down in 2013, and we may experience delays again in the event of any future government shut-down.

In addition, the ATC system is not successfully managing the growing demand for U.S. air travel. Air traffic controllers rely on outdated technologies that routinely overwhelm the system and compel airlines to fly inefficient, indirect routes. On February 14, 2012, the FAA Modernization and Reform Act of 2012 was signed. The law provides funding for the FAA to rebuild its ATC system, including switching from radar to a GPS-based system. It is uncertain when any improvements to the ATC system will take effect. Failure to update the ATC system in a timely manner and the substantial funding requirements that may be imposed on airlines of a modernized air traffic control system may have a material adverse effect on our business.

The ability of U.S. airlines to operate international routes is subject to change because the applicable arrangements between the U.S. and foreign governments may be amended from time to time and appropriate Slots or facilities may not be made available. We currently operate on a number of international routes under government arrangements that limit the number of airlines permitted to operate on the route, the capacity of the airlines providing services on the route, or the number of airlines allowed access to particular airports. If an open skies policy were to be adopted for any of these routes, such an event could have a material adverse impact on us and could result in the impairment of material amounts of our related tangible and intangible assets. In addition, competition from revenue-sharing joint ventures, JBAs, and other alliance arrangements by and among other airlines could impair the value of our business and assets on the open skies routes. For example, the open skies air services agreement between the U.S. and the EU, which took effect in March 2008, provides airlines from the U.S. and EU member states open access to each other’s markets, with freedom of pricing and unlimited rights to fly from the U.S. to any airport in the EU, including London’s Heathrow Airport. As a result of the agreement, we face increased competition in these markets, including Heathrow Airport. In addition, the open skies agreement between the U.S. and Brazil, which was signed in 2010 and takes full effect in 2015, has resulted in increased competition in the U.S./Brazil market.

The airline industry is heavily taxed.

The airline industry is subject to extensive government fees and taxation that negatively impact our revenue. The U.S. airline industry is one of the most heavily taxed of all industries. These fees and taxes have grown significantly in the past decade for domestic flights, and various U.S. fees and taxes also are assessed on international flights. For example, as permitted by federal legislation, most major U.S. airports impose a passenger facility charge per passenger on us. In addition, the governments of foreign countries in which we operate impose on U.S. airlines, including us, various fees and taxes, and these assessments have been increasing in number and amount in recent years. Moreover, we are obligated to collect a federal excise tax, commonly referred to as the “ticket tax,” on domestic and international air transportation. We collect the excise tax, along with certain other U.S. and foreign taxes and user fees on air transportation (such as a per-ticket tax on passengers to fund the TSA, which fee is scheduled to increase effective July 1, 2014), and pass along the collected amounts to the appropriate governmental agencies. Although these taxes are not operating expenses, they represent an additional cost to our customers. There are continuing efforts in Congress and in other countries to raise different portions of the various taxes, fees, and charges imposed on airlines and their passengers. Increases in such taxes, fees and charges could negatively impact our business, results of operations and financial condition.

Under DOT regulations, all governmental taxes and fees must be included in the prices we quote or advertise to our customers. Due to the competitive revenue environment, many increases in these fees and taxes have been absorbed by the airline industry rather than being passed on to the customer. Further increases in fees and taxes may reduce demand for air travel, and thus our revenues. For example, in January 2014, Congress restructured the September 11th security fee which will increase the fee on some customers.

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

The loss of key personnel upon whom we depend to operate our business or the inability to attract additional qualified personnel could adversely affect our business.

We believe that our future success will depend in large part on our ability to retain or attract highly qualified management, technical and other personnel. We may not be successful in retaining key personnel or in attracting other highly qualified personnel. Any inability to retain or attract significant numbers of qualified management and other personnel would have a material adverse effect on our business, results of operations and financial condition.

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

We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control.

We operate a global business with operations outside of the U.S. from which we derived approximately 19% of our operating revenues in 2013, as measured and reported to the DOT. Our current international activities and prospects have been and in the future could be adversely affected by reversals or delays in the opening of foreign markets, exchange controls or other restrictions on repatriation of funds, currency and political risks (including changes in exchange rates and currency devaluations), environmental regulation, increases in taxes and fees and changes in international government regulation of our operations, including the inability to obtain or retain needed route authorities and/or slots.

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

The EPA has proposed changes to underground storage tank regulations that could affect certain airport fuel hydrant systems. Airport systems that fall within threshold requirements would need to be modified in order to comply with applicable regulations. Additionally, the EPA has proposed the draft 2013 National Pollutant Discharge Elimination System General Permit for Stormwater Discharges from Industrial Activities. This permit would impose new limitations on certain discharges along with mandatory best management practices. Concurrently, California has proposed the State Final Draft Industrial General Permit for stormwater discharges. This permit employs the use of benchmark values to trigger response actions when exceeding those limits and eliminates group monitoring. These permits have not been finalized, and cost estimates have not been defined, but US Airways along with other airlines would share a portion of these costs at applicable airports. In addition to the proposed EPA and state regulations, several U.S. airport authorities are actively engaged in efforts to limit discharges of de-icing fluid to the environment, often by requiring airlines to participate in the building or reconfiguring of airport de-icing facilities. Such efforts are likely to impose additional costs and restrictions on airlines using those airports. We do not believe, however, that such environmental developments will have a material impact on our capital expenditures or otherwise materially adversely affect our operations, operating costs or competitive position.

We are also subject to other environmental laws and regulations, including those that require us to investigate and remediate soil or groundwater to meet certain objectives. Under federal law, generators of waste materials, and current and former owners or operators of facilities, can be subject to liability for investigation and remediation costs at locations that have been identified as requiring response actions. Liability under these laws may be strict, joint and several, meaning that we could be liable for the costs of cleaning up environmental contamination regardless of fault or the amount of wastes directly attributable to us. We have liability for investigation and remediation costs at various sites, although such costs are currently not expected to have a material adverse effect on our business.

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

There is increasing global regulatory focus on climate change and greenhouse gas emissions. For example, the EU has established the Emissions Trading Scheme (“ETS”) to regulate carbon dioxide emissions in the EU. The EU adopted a directive under which each EU member state is required to extend the ETS to aviation operations. This directive would have required us, beginning in 2012, to annually submit emission allowances in order to operate flights to and from airports in the European Economic Area (“EEA”), including flights between the U.S. and EU member states. However, in an effort to allow ICAO time to propose an alternate scheme to manage global aviation emissions, in April 2013 the EU suspended for one year the ETS’ application to flights entering and departing the EEA, limiting its application, for flights flown in 2012, to intra-EEA flights only. In October 2013, the ICAO Assembly adopted a resolution calling for the development through ICAO of a global, market-based scheme for aviation emissions, to be implemented in 2020. Subsequently, the EU has proposed amending the EU ETS so that the monitoring, reporting and submission of allowances for emissions from flights flown in 2013 would continue to be limited to only intra-EEA flights. For flights flown from 2014 to 2020, the scope of coverage under the amendment would include intra-EEA flights and the portion of aviation emissions of flights to and from EU member states that take place in European regional airspace. The U.S. enacted legislation in November 2012 which encourages the DOT to seek an international solution through ICAO and that will allow the U.S. Secretary of Transportation to prohibit U.S. airlines from participating in the ETS. Ultimately, the scope and application of ETS or other emissions trading schemes to our operations, now or in the near future, remains uncertain. We do not anticipate any significant emissions allowance expenditures in 2014. Beyond 2014, compliance with the ETS or similar emissions-related requirements could significantly increase our operating costs. Further, the potential impact of ETS or other emissions-related requirements on our costs will ultimately depend on a number of factors, including baseline emissions, the price of emission allowances and the number of future flights subject to ETS or other emissions-related requirements. These costs have not been completely defined and could fluctuate.

Similarly, within the U.S., there is an increasing trend toward regulating greenhouse gas emissions directly under the Clean Air Act. While the EPA’s recent regulatory activity in this area has focused on industries other than aviation, it is possible that future EPA regulations, or new legislation, could impact airlines. Several states are also considering initiatives to regulate emissions of greenhouse gases, primarily through the planned development of greenhouse gas emissions inventories and/or regional greenhouse gas cap and trade programs. These regulatory efforts, both internationally and in the U.S. at the federal and state levels, are still developing, and we cannot yet determine what the final regulatory programs will be in the U.S., the EU or in other areas in which we do business. However, such climate change-related regulatory activity in the future may adversely affect our business and financial results by requiring us to reduce our emissions, purchase allowances or otherwise pay for our emissions. Such activity may also impact us indirectly by increasing our operating costs, including fuel costs.

Governmental authorities in several U.S. and foreign cities are also considering, or have already implemented, aircraft noise reduction programs, including the imposition of nighttime curfews and limitations on daytime take-offs and landings. We have been able to accommodate local noise restrictions imposed to date, but our operations could be adversely affected if locally-imposed regulations become more restrictive or widespread.

We rely heavily on technology and automated systems to operate our business, and any failure of these technologies or systems could harm our business, results of operations and financial condition.

We are highly dependent on technology and automated systems to operate our business and achieve low operating costs. These technologies and systems include our computerized airline reservation systems, flight operations systems, financial planning, management and accounting systems, telecommunications systems, website, maintenance systems and check-in kiosks. In order for our operations to work efficiently, our website and reservation system must be able to accommodate a high volume of traffic, maintain secure information and deliver flight information, as well as issue electronic tickets and process critical financial information in a timely manner. Substantially all of our tickets are issued to passengers as electronic tickets. We depend on our reservation system, which is hosted and maintained under a long-term contract by a third-party service provider, to be able to issue, track and accept these electronic tickets. If our automated systems are not functioning or if our third-party service providers were to fail to adequately provide technical support, system maintenance or timely software upgrades for any one of our key existing systems, we could experience service disruptions or delays, which could harm our business and result in the loss of important data, increase our expenses and decrease our revenues. In the event that one or more of our primary technology or systems vendors goes into bankruptcy, ceases operations or fails to perform as promised, replacement services may not be readily available on a timely basis, at competitive rates or at all, and any transition time to a new system may be significant. Our automated systems cannot be completely protected against other events that are beyond our control, including natural disasters, power failures, terrorist attacks, cyber-attacks, data theft, equipment and software failures, computer viruses or telecommunications failures. Substantial or sustained system failures could cause service delays or failures and result in our customers purchasing tickets from other airlines. We cannot assure you that our security measures, change control procedures or disaster recovery plans are adequate to prevent disruptions or delays. Disruption in or changes to these systems could result in a disruption to our business and the loss of important data. Any of the foregoing could result in a material adverse effect on our business, results of operations and financial condition.

We face challenges in integrating our computer, communications and other technology systems.

Among the principal risks of integrating our businesses and operations are the risks relating to integrating various computer, communications and other technology systems, including designing and implementing an integrated customer reservations system, that will be necessary to operate US Airways and American as a single airline and to achieve cost synergies by eliminating redundancies in the businesses. The integration of these systems in a number of prior airline mergers has taken longer, been more disruptive and cost more than originally forecast. The implementation process to integrate these various systems will involve a number of risks that could adversely impact our business, results of operations and financial condition. New systems will replace multiple legacy systems and the related implementation will be a complex and time-consuming project involving substantial expenditures for implementation consultants, system hardware, software and implementation activities, as well as the transformation of business and financial processes.

As with any large project, there will be many factors that may materially affect the schedule, cost and execution of the integration of our computer, communications and other technology systems. These factors include, among others: problems during the design, implementation and testing phases; systems delays and/or malfunctions; the risk that suppliers and contractors will not perform as required under their contracts; the diversion of management attention from daily operations to the project; reworks due to unanticipated changes in business processes; challenges in simultaneously activating new systems throughout our global network; difficulty in training employees in the operations of new systems; the risk of security breach or disruption; and other unexpected events beyond our control. We cannot assure you that our security measures, change control procedures or disaster recovery plans will be adequate to prevent disruptions or delays. Disruptions in or changes to these systems could result in a disruption to our business and the loss of important data. Any of the foregoing could result in a material adverse effect on our business, results of operations and financial condition.

Ongoing data security compliance requirements could increase our costs, and any significant data breach could harm our business, results of operations and financial condition.

Our business requires the appropriate and secure utilization of customer and other sensitive information. We cannot be certain that advances in criminal capabilities (including cyber-attacks or cyber intrusions over the Internet, malware, computer viruses and the like), discovery of new vulnerabilities or attempts to exploit existing vulnerabilities in our systems, other data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology protecting the networks that access and store sensitive information. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Furthermore, there has been heightened legislative and regulatory focus on data security in the U.S. and abroad (particularly in the EU), including requirements for varying levels of customer notification in the event of a data breach.

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

Failure to comply with the Payment Card Industry Standards or other privacy and data use and security requirements of our partners or related laws, rules and regulations to which we are subject may expose us to claims for contract breach, fines, sanctions or other penalties, which could materially and adversely affect our business, results of operations and financial condition. In addition, failure to address these issues appropriately could also give rise to additional legal risks, which, in turn, could increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur further related costs and expenses.

We are at risk of losses and adverse publicity stemming from any accident involving any of our aircraft or the aircraft of our regional or codeshare operators.

If one of our aircraft, an aircraft that is operated under our brand by one of our regional operators or an aircraft that is operated by an airline with which we have a marketing alliance or codeshare relationship were to be involved in an accident, we could be exposed to significant tort liability. The insurance we carry to cover damages arising from any future accidents may be inadequate. In the event that our insurance is not adequate, we may be forced to bear substantial losses from an accident. In addition, any accident involving an aircraft that we operate, an aircraft that is operated under our brand by one of our regional operators or an aircraft that is operated by an airline that is one of our codeshare partners could create a public perception that our aircraft or those of our regional operators or codeshare partners are not safe or reliable, which could harm our reputation, result in air travelers being reluctant to fly on our aircraft or those of our regional operators or codeshare partners and adversely impact our business, results of operations and financial condition.

Delays in scheduled aircraft deliveries or other loss of anticipated fleet capacity, and failure of new aircraft to perform as expected, may adversely impact our business, results of operations and financial condition.

The success of our business depends on, among other things, the ability to operate an optimum number and type of aircraft. In many cases, the aircraft we intend to operate are not yet in our fleet, but we have contractual commitments to purchase or lease them. If for any reason we were unable to accept or secure deliveries of new aircraft on contractually scheduled delivery dates, this could have a negative impact on our business, results of operations and financial condition. Our failure to integrate newly purchased aircraft into our fleet as planned might require us to seek extensions of the terms for some leased aircraft or otherwise delay the exit of certain aircraft from our fleet. Such unanticipated extensions or delays may require us to operate existing aircraft beyond the point at which it is economically optimal to retire them, resulting in increased maintenance costs. If new aircraft orders are not filled on a timely basis, we could face higher operating costs than planned. In addition, if the aircraft we receive do not meet expected performance or quality standards, including with respect to fuel efficiency and reliability, our business, results of operations and financial condition could be adversely impacted.

We depend on a limited number of suppliers for aircraft, aircraft engines and parts.

We depend on a limited number of suppliers for aircraft, aircraft engines and many aircraft and engine parts. As a result, we are vulnerable to any problems associated with the supply of those aircraft, parts and engines, including design defects, mechanical problems, contractual performance by the suppliers, or adverse perception by the public that would result in customer avoidance or in actions by the FAA resulting in an inability to operate our aircraft.

Our business has been and will continue to be affected by many changing economic and other conditions beyond our control, including global events that affect travel behavior, and our results of operations could be volatile and fluctuate due to seasonality.

Our business, results of operations and financial condition has been and will continue to be affected by many changing economic and other conditions beyond our control, including, among others:

•

actual or potential changes in international, national, regional, and local economic, business and financial conditions, including recession, inflation, higher interest rates, wars, terrorist attacks, or political instability;

•	changes in consumer preferences, perceptions, spending patterns, or demographic trends;

•	changes in the competitive environment due to industry consolidation, changes in airline alliance affiliations, and other factors;

•	actual or potential disruptions to the ATC systems, including as a result of “sequestration” or any other interruption in government funding;

•	increases in costs of safety, security, and environmental measures;

•	outbreaks of diseases that affect travel behavior; and

•	weather and natural disasters.

In particular, an outbreak of a contagious disease such as Severe Acute Respiratory Syndrome, H1N1 influenza virus, avian flu, or any other influenza-type illness, if it were to persist for an extended period, could materially affect the airline industry and us by reducing revenues and adversely impacting our operations and passengers’ travel behavior. As a result of these or other conditions beyond our control, our results of operations could be volatile and subject to rapid and unexpected change. In addition, due to generally weaker demand for air travel during the winter, our revenues in the first and fourth quarters of the year could be weaker than revenues in the second and third quarters of the year.

A higher than normal number of pilot retirements and a potential shortage of pilots could adversely affect us.

We currently have a higher than normal number of pilots eligible for retirement. Among other things, the extension of pilot careers facilitated by the FAA’s 2007 modification of the mandatory retirement age from age 60 to age 65 has now been fully implemented, resulting in large numbers of pilots in the industry approaching the revised mandatory retirement age. If pilot retirements were to exceed normal levels in the future, it may adversely affect us. The FAA also recently issued regulations that increase the flight experience required for pilots working for airlines certificated under Part 121 of the Federal Aviation Regulations. These and other factors could contribute to a shortage of qualified pilots, which could adversely affect us.

Increases in insurance costs or reductions in insurance coverage may adversely impact our operations and financial results.

The terrorist attacks of September 11, 2001 led to a significant increase in insurance premiums and a decrease in the insurance coverage available to commercial air carriers. Accordingly, our insurance costs increased significantly, and our ability to continue to obtain insurance even at current prices remains uncertain. In addition, we have obtained third-party war risk (terrorism) insurance through a special program administered by the FAA, resulting in lower premiums than if we had obtained this insurance in the commercial insurance market. The program has been extended, with the same conditions and premiums, until September 30, 2014. If the federal insurance program terminates, we would likely face a material increase in the cost of war risk insurance. The failure of one or more of our insurers could result in a lack of coverage for a period of time. Additionally, severe disruptions in the domestic and global financial markets could adversely impact the claims paying ability of some insurers. Future downgrades in the ratings of enough insurers could adversely impact both the availability of appropriate insurance coverage and its cost. Because of competitive pressures in our industry, our ability to pass additional insurance costs to passengers is limited. As a result, further increases in insurance costs or reductions in available insurance coverage could have an adverse impact on our financial results.

Several lawsuits were filed in connection with the Merger and remain pending, and these lawsuits could have a material adverse impact on our business.

US Airways Group, as well as the members of US Airways Group’s board of directors, were named as defendants in a lawsuit brought by a purported class of US Airways Group’s stockholders challenging the Merger and seeking a declaration that the Merger Agreement is unenforceable, an injunction against the Merger (or rescission in the event it has been consummated), imposition of a constructive trust, an award of fees and costs, including attorneys’ and experts’ fees, and other relief. US Airways Group, US Airways, AMR and American were also named as defendants in a private antitrust lawsuit. The complaint alleges that the effect of the Merger may be to substantially lessen competition or tend to create a monopoly in violation of Section 7 of the Clayton Antitrust Act. The relief sought in the complaint includes an injunction against the Merger, or divestiture. In January 2014, the complaint was amended to add a claim for money damages and to request injunctive relief requiring the carriers to hold separate their assets. Such private lawsuits could result in an obligation to pay damages or terms, conditions, requirements, limitations, costs or restrictions that would impose additional material costs on or materially limit our revenues, or materially limit some of the synergies and other benefits we anticipate following the Merger. See Part I, Item 3, Legal Proceedings – “Merger Class Action.”

Our ability to utilize our NOL carryforwards may be limited.

Under the Internal Revenue Code of 1986, as amended (the Internal Revenue Code), a corporation is generally allowed a deduction in any taxable year for NOLs carried over from prior taxable years (“NOL Carryforwards”). As of December 31, 2013, we had available NOL Carryforwards of approximately $1.6 billion for regular federal income tax purposes which will expire, if unused, beginning in 2028, and approximately $674 million for state income tax purposes which will expire, if unused, between 2014 and 2033. The amount of NOL Carryforwards for state income tax purposes that will expire, if unused, in 2014 is $3 million. Our NOL Carryforwards are subject to adjustment on audit by the Internal Revenue Service and the respective state taxing authorities.

A corporation’s ability to deduct its federal NOL Carryforwards and to utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 of the Internal Revenue Code (Section 382) if it undergoes an “ownership change” as defined in Section 382 (generally where cumulative stock ownership changes among material shareholders exceed 50 percent during a rolling three-year period). We experienced an ownership change in connection with the Merger; however, our ability to utilize our NOL Carryforwards is not anticipated to be effectively constrained as result of such ownership change. Similar limitations may apply for state income tax purposes.

Notwithstanding the foregoing, a future ownership change may severely limit or effectively eliminate our ability to utilize our NOL Carryforwards and other tax attributes. To reduce the risk of a potential adverse effect on our ability to utilize our NOL Carryforwards, the Amended and Restated Certificate of Incorporation of AAG contains transfer restrictions applicable to certain substantial shareholders. Although the purpose of these transfer restrictions is to prevent an ownership change from occurring, no assurance can be given that such an ownership change will not occur, in which case our ability to utilize our NOL Carryforwards and other tax attributes could be severely limited or effectively eliminated.

Our ability to use our NOL Carryforwards also will depend on the amount of taxable income generated in future periods. Our NOL Carryforwards are available to be utilized, subject to the possible limitations noted above, by other members of the Company. The NOL Carryforwards may expire before we (or other members of the Company) can generate sufficient taxable income to use them.

The application of the acquisition method of accounting resulted in us recording a significant amount of goodwill, which amount is tested for impairment at least annually. In addition, we may never realize the full value of their respective intangible assets or long-lived assets, causing them to record material impairment charges.

In accordance with applicable acquisition accounting rules, we recorded goodwill on our consolidated balance sheet to the extent the acquisition purchase price exceeded the net fair value of our tangible and intangible assets and liabilities as of the acquisition date. Goodwill is not amortized, but is tested for impairment at least annually. Also, in accordance with applicable accounting standards, we will be required to test their respective indefinite-lived intangible assets for impairment on an annual basis, or more frequently if conditions indicate that an impairment may have occurred. In addition, we are required to test certain of their other assets for impairment if conditions indicate that an impairment may have occurred.

Future impairment of goodwill or other assets could be recorded in results of operations as a result of changes in assumptions, estimates, or circumstances, some of which are beyond our control. Factors which could result in an impairment could include, but are not limited to: (i) reduced passenger demand as a result of domestic or global economic conditions; (ii) higher prices for jet fuel; (iii) lower fares or passenger yields as a result of increased competition or lower demand; (iv) a significant increase in future capital expenditure commitments; and (v) significant disruptions to our operations as a result of both internal and external events such as terrorist activities, actual or threatened war, labor actions by employees, or further industry regulation. There can be no assurance that a material impairment charge of goodwill or tangible or intangible assets will be avoided. The value of our aircraft could be impacted in future periods by changes in supply and demand for these aircraft. Such changes in supply and demand for certain aircraft types could result from grounding of aircraft by us or other airlines. An impairment charge could have a material adverse effect on our business, results of operations and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Flight Equipment

At December 31, 2013, we operated a mainline fleet of 343 aircraft. During 2013, we took delivery of 16 new A321 aircraft and five new A330 aircraft from Airbus as well as two ERJ 190 aircraft that were purchased from Republic. During 2013, we removed 18 leased Boeing 737-400 aircraft and two leased A320 aircraft from our mainline operating fleet. We are also supported by our regional airline subsidiaries and third-party regional carriers operating as US Airways Express under capacity purchase agreements, which operated 238 regional jets and 40 turboprops at December 31, 2013. We also had four regional jets operating under prorate agreements at December 31, 2013.

US Airways has definitive purchase agreements with Airbus for the acquisition of 134 aircraft, including 97 single-aisle A320 family aircraft and 37 widebody aircraft (comprised of 22 A350 XWB aircraft and 15 A330-200 aircraft). Since 2008, when deliveries commenced under the purchase agreements, we have taken delivery of 79 aircraft through December 31, 2013 which includes four A320 aircraft, 63 A321 aircraft and 12 A330-200 aircraft.

US Airways plans to take delivery of 17 A321 aircraft in 2014, with the remaining 13 A320 family aircraft scheduled to be delivered in 2015. In addition, US Airways plans to take delivery of three A330-200 aircraft in 2014. Deliveries of the 22 A350 XWB aircraft are scheduled to begin in 2017 and extend through 2019. US Airways has financing commitments for all future Airbus aircraft deliveries.

As of December 31, 2013, our mainline operating fleet consisted of the following aircraft:

Aircraft Type	Average Seat Capacity	Owned/ Mortgaged(1)	Leased(2)	Total	Average Age (years)
A330-300	291	4	5	9	13.3
A330-200	258	9	3	12	2.6
A321	187	72	19	91	5.6
A320	150	11	59	70	14.6
A319	124	3	90	93	13.2
B767-200ER	204	—	10	10	24.4
B757-200	181	4	20	24	20.5
B737-400	144	—	14	14	23.8
ERJ 190	99	20	—	20	6.1

Total	161	123	220	343	12.0

(1)	Most owned aircraft are pledged as collateral for various secured financing agreements.
(2)	The terms of the leases expire between 2014 and 2024.

As of December 31, 2013, our wholly owned regional airline subsidiaries operated the following regional jet and turboprop aircraft:

Aircraft Type	Average Seat Capacity	Owned	Leased(1)	Total	Average Age (years)
CRJ-700	70	7	7	14	9.3
CRJ-200	50	12	23	35	9.8
De Havilland Dash 8-300	50	—	11	11	22.3
De Havilland Dash 8-100	37	29	—	29	24.0

Total	49	48	41	89	15.9

(1)	The terms of the leases expire between 2017 and 2022.

We maintain inventories of spare engines, spare parts, accessories and other maintenance supplies sufficient to support our operating requirements.

The following table illustrates our committed orders and scheduled lease expirations at December 31, 2013:

	2014	2015	2016	2017	2018	Thereafter
Firm orders remaining	20	13	—	6	10	6
Scheduled mainline lease expirations	34	27	5	26	11	117
Scheduled wholly owned regional subsidiaries lease expirations	—	—	—	3	3	35

See Notes 10 and 9, “Commitments and Contingencies” in Part II, Items 8A and 8B, respectively, for additional information on aircraft purchase commitments.

Ground Facilities

At each airport where we conduct flight operations, we lease passenger, operations and baggage handling space, generally from the airport operator, but in some cases on a subleased basis from other airlines. Our main operational facilities are associated with our hubs and focus city, which are located at the following airports: Charlotte Douglas International, Philadelphia International, Phoenix Sky Harbor International and Washington National. At those locations and in other cities we serve, we maintain administrative offices, terminal, catering, cargo, training facilities, maintenance facilities and other facilities, in each case as necessary to support our operations in the particular city. US Airways’ Operations Control Center is located near Pittsburgh, Pennsylvania, in a facility leased from the Allegheny County Airport Authority.

US Airways’ corporate office building is located in Tempe, Arizona, and we have satellite facilities housing various support functions in the surrounding metropolitan area. The leases on these office facilities have expiration dates ranging from 2014 to 2024.

Terminal Construction Projects

We use public airports for our flight operations under lease or use agreements with the municipalities or governmental agencies that own or control them and lease certain other ground equipment for use at such facilities. From time to time, airports undertake projects to improve or construct new facilities, which are typically funded through proceeds from special or general purpose bond offerings made by the respective airport governmental entity. Our airport lease and operating agreements typically provide that any costs for these new or improved airport facilities are passed through to us in the form of higher occupancy costs based on our relative percentage of occupancy at the airport. In certain circumstances, we agree to manage these airport projects.

In 2010, a project was approved to make certain improvements to the Terminal F facilities at the Philadelphia International Airport, which will be funded with proceeds from the issuance of General Airport Revenue Bonds issued by the City of Philadelphia. We have agreed to manage this project that commenced in 2011, which is expected to be complete by 2017 and cost approximately $130 million.

Item 3. Legal Proceedings

Government Antitrust Actions. On August 13, 2013, the U.S. government along with the States of Arizona, Florida, Tennessee and Texas, the Commonwealths of Pennsylvania and Virginia, and the District of Columbia (collectively, the “plaintiff states”), filed a complaint against US Airways Group and AMR in the U.S. District Court for the District of Columbia. The plaintiffs alleged, among other things, that the proposed Merger would substantially lessen competition in violation of Section 7 of the Clayton Act and sought to permanently enjoin the transaction. On September 5, 2013, the plaintiffs filed an amended complaint, adding the State of Michigan as a plaintiff. On October 1, 2013, the State of Texas entered into an agreement with US Airways Group and AMR that resolved that state’s objections to the Merger, and its claims were dismissed with prejudice on October 7, 2013. On November 11, 2013, US Airways and American entered into agreements with the U.S. government and the plaintiff states resolving all claims in the litigation. The agreement with the U.S. government requires our carriers to divest assets at certain airports and remains subject to public comment and court approval. In the agreement with the United States government, among other things, US Airways and American agreed to divest and not reacquire for 10 years certain rights and assets consisting of 52 slot pairs at Washington National and 17 slot pairs at LaGuardia, in each case together with associated gates and related ground facilities necessary to operate those slot pairs, and two gates at each of Boston Logan International Airport, Chicago O’Hare International Airport, DAL, Los Angeles International Airport and Miami International Airport. The agreement with the plaintiff states, which was entered by the court on November 12, 2013, requires our airlines, subject to certain conditions and exceptions, to maintain certain hub operations in a manner generally consistent with historical operations and to continue to provide scheduled daily service to certain specified communities, both for limited periods of time. In addition, US Airways and American entered into a related settlement with the DOT related to small community service from Washington National.

Merger Class Action. On March 1, 2013, a complaint captioned Plumbers & Steamfitters Local Union No. 248 Pension Fund v. US Airways Group, Inc., et al., No. CV2013-051605, was filed as a putative class action on behalf of the stockholders of US Airways Group in the Superior Court for Maricopa County, Arizona. On July 3, 2013, an amended complaint, captioned Dennis Palkon, et al. v. US Airways Group, Inc., et al., No. CV2013-051605, was filed with the same court. The amended complaint names as defendants US Airways Group and the members of its board of directors, and alleges that the directors failed to maximize the value of US Airways Group in connection with the Merger and that US Airways Group aided and abetted those breaches of fiduciary duty. The relief sought in the amended complaint includes an injunction against the Merger, or rescission in the event it has been consummated. The court in the above-referenced action denied the plaintiff’s motion for a temporary restraining order that had sought to enjoin our Annual Meeting of Stockholders. The above-referenced action was stayed pending the outcome of the antitrust lawsuit filed by the U.S. government and various states on August 13, 2013 (described above). This stay has now been lifted and a motion to dismiss this action filed by US Airways Group is pending before the court. We believe this lawsuit is without merit and intend to vigorously defend against the allegations.

Private Party Antitrust Action. On July 2, 2013, a lawsuit captioned Carolyn Fjord, et al., v. US Airways Group, Inc., et al., was filed in the United States District Court for the Northern District of California. The complaint names as defendants US Airways Group and US Airways, and alleges that the effect of the Merger may be to substantially lessen competition or tend to create a monopoly in violation of Section 7 of the Clayton Antitrust Act. The relief sought in the complaint includes an injunction against the Merger, or divestiture. On August 6, 2013, the plaintiffs re-filed their complaint in the Bankruptcy Court, adding AMR and American as defendants, and on October 2, 2013, dismissed the initial California action. The Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On January 10, 2014, the Plaintiffs moved to amend their complaint to add a claim for money damages and to request injunctive relief requiring the carriers to hold separate their assets. Trial is set for June 2014. We believe this lawsuit is without merit and intend to vigorously defend against the allegations.

US Airways Sabre Matter. On April 21, 2011, US Airways filed an antitrust lawsuit against Sabre Holdings Corporation, Sabre Inc. and Sabre Travel International Limited (collectively, “Sabre”) in Federal District Court for the Southern District of New York. The lawsuit alleges, among other things, that Sabre has engaged in anticompetitive practices that illegally restrain US Airways’ ability to distribute its products to its customers. The lawsuit also alleges that these actions have prevented US Airways from employing new competing technologies and have allowed Sabre to continue to charge US Airways supracompetitive fees. The lawsuit seeks both injunctive relief and money damages. Sabre filed a motion to dismiss the case, which the court denied in part and granted in part in September 2011, allowing two of the four counts in the complaint to proceed. US Airways intends to pursue our claims against Sabre vigorously, but there can be no assurance of the outcome of this litigation.

General. We and our subsidiaries are also engaged in other legal proceedings from time to time. Legal proceedings can be complex and take many months, or even years, to reach resolution, with the final outcome depending on a number of variables, some of which are not within our control. Therefore, although we will vigorously defend against each of the actions described above and such other legal proceedings, their ultimate resolution and potential financial and other impacts on us are uncertain.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Exchange Listing

Upon the closing of the Merger on December 9, 2013, US Airways Group became a wholly owned subsidiary of American Airlines Group Inc. As a result, the common stock of US Airways Group is no longer listed on the NYSE, and there is no trading market for such shares. There is no trading market for the common stock of US Airways, which is a wholly owned subsidiary of US Airways Group. US Airways Group has not declared or paid cash or other dividends on its common stock since 1990.

As of December 6, 2013, the last trading day of the common stock of US Airways Group, the closing price of our common stock on the NYSE was $22.55. As of December 6, 2013, there were 1,630 holders of record of our common stock.

Market Prices of Common Stock

The following table sets forth, for the periods indicated, the high and low sale prices of our common stock on the NYSE:

Year Ended December 8	Period	High	Low
2013	October 1, 2013 – December 6, 2013	$25.49	$18.98
	Third Quarter	19.59	15.28
	Second Quarter	19.70	15.03
	First Quarter	17.43	12.70

2012	Fourth Quarter	$13.75	$10.32
	Third Quarter	14.51	9.74
	Second Quarter	13.80	7.41
	First Quarter	9.91	4.97

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

The following stock performance graph compares our cumulative total shareholder return on an annual basis on our common stock with the cumulative total return on the Standard and Poor’s 500 Stock Index and the AMEX Airline Index from December 31, 2008 through December 6, 2013 (the last trading day of US Airways Group common stock). The comparison assumes $100 was invested on December 31, 2008 in US Airways Group common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/6/2013
US Airways Group, Inc.	$100	$63	$129	$66	$175	$292
Amex Airline Index	100	139	194	134	182	278
S&P 500	100	123	139	139	158	200

Item 6. Selected Financial Data

Selected Consolidated Financial Data of US Airways Group

As a result of the application of acquisition accounting as of December 9, 2013, US Airways Group’s financial statements after December 9, 2013 are not comparable to its financial statements for any period prior to the Merger. References to “Successor” refer to US Airways Group on or after December 9, 2013, after giving effect to the application of acquisition accounting. References to “Predecessor” refer to US Airways Group prior to December 9, 2013. Certain prior period amounts have been reclassified between various financial statement line items to conform to the new AAG financial statement presentation. See Note 1 to the consolidated financial statements in Part II, Item 8A of this report for further information on the reclassifications. These reclassifications do not impact the historic net income and are comprised principally of the following items:

•	Reclassifications between other operating expenses and operating revenues to conform the presentation of frequent flyer revenues.

•	Reclassifications between various operating expense line items to conform the presentation of regional airline expenses.

•	Reclassifications between other nonoperating expense, net and operating expenses to conform the presentation.

The selected consolidated financial data presented below under the captions “Consolidated statements of operations data” and “Consolidated balance sheet data” for the period from January 1 to December 8, 2013, the period from December 9 to December 31, 2013, the years ended December 31, 2012 and 2011 and as of December 31, 2013 and 2012 are derived from US Airways Group’s audited consolidated financial statements included elsewhere in this report. The selected consolidated financial data for the years ended December 31, 2010 and 2009 and as of December 31, 2011, 2010 and 2009 are derived from US Airways Group’s audited consolidated financial statements not included in this report. The selected consolidated financial data should be read in conjunction with US Airways Group’s consolidated financial statements for the respective periods, the related notes and the related reports of KPMG LLP, an independent registered public accounting firm.

	Successor		Predecessor
	Period from December 9 to December 31,		Period from January 1 to December 8,	Year Ended December 31,
(In millions, except share and per share data)	2013		2013	2012	2011	2010	2009

Consolidated statements of operations data:
Operating revenues	$931		$13,676	$13,765	$12,987	$11,849	$10,446
Operating expenses	1,108		12,496	12,915	12,569	11,075	10,388

Operating income (loss)	(177)		1,180	850	418	774	58
Net income (loss)	(208)		600	637	71	502	(205)
Earnings (loss) per common share:
Basic		(c)	$3.30	$3.92	$0.44	$3.11	$(1.54)
Diluted		(c)	2.94	3.28	0.44	2.61	(1.54)
Shares used for computation (in thousands):
Basic		(c)	181,660	162,331	162,028	161,412	133,000
Diluted		(c)	208,276	203,978	163,743	201,131	133,000

Consolidated balance sheet data (at end of period):
Total assets	$16,556			$9,396	$8,335	$7,819	$7,454
Long-term obligations, less current maturities (a)	6,818			5,013	4,718	4,559	4,643
Total stockholders’ equity (deficit)	4,406			790	150	84	(355)

Consolidated statements of operations data excluding special items (b):
Operating income (loss) excluding special items	$100		$1,306	$887	$444	$778	$(259)
Net income (loss) excluding special items	82		704	537	111	447	(499)
Earnings (loss) per common share excluding special items:
Basic		(c)	$3.88	$3.31	$0.69	$2.77	$(3.75)
Diluted		(c)	3.44	2.79	0.68	2.34	(3.75)

(a)	Includes debt, capital leases, pensions and postretirement benefits and other liabilities.

(b)	See reconciliation of GAAP to non-GAAP financial measures below.
(c)

The earnings (loss) per common share and related shares used for computation are not applicable for the 2013 Successor Period as we did not have any outstanding publicly-traded equity securities for this period.

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

	Successor	Predecessor
	Period from December 9 to December 31,	Period from January 1 to December 8,	Year Ended December 31,
(In millions)	2013	2013	2012	2011	2010	2009

Operating income (loss) – GAAP	$(177)	$1,180	$850	$418	$774	$58
Operating special items, net (a)	277	126	37	26	4	(317)

Operating income (loss) excluding special items	100	1,306	887	444	778	(259)

Net income (loss) – GAAP	(208)	600	637	71	502	(205)
Operating special items, net (a)	277	126	37	26	4	(317)
Nonoperating special items, net (b)	13	7	(137)	(7)	(59)	61
Income tax special items (c)	—	—	—	21	—	(38)
Net tax effect of special items	—	(29)	—	—	—	—

Net income (loss) excluding special items	$82	$704	$537	$111	$447	$(499)

(a)	Includes the following operating special charges (credits):

The 2013 Successor Period included $192 million of charges due to the pilot memorandum of understanding that became effective upon Merger close, $72 million of charges primarily due to merger related professional fees and fees to exit the Star Alliance and our codeshare agreement with United Airlines, and $13 million in charges for severance and special merger equity awards. The 2013 Predecessor Period included $138 million of charges primarily due to merger related professional fees, offset in part by a $12 million regional special credit due to a favorable arbitration ruling related to a vendor contract.

The 2012 period included $34 million of charges primarily due to merger related costs and auction rate securities arbitration costs as well as $3 million of regional special charges related to ratification of a new Piedmont fleet and passenger services contract.

The 2011 period included $24 million of charges primarily related to the slot transaction with Delta and auction rate securities arbitration costs as well as $2 million in regional other special charges.

The 2010 period included a $6 million non-cash charge related to the decline in value of certain spare parts, $5 million in aircraft costs related to capacity reductions and other net special charges of $10 million, which included a settlement and corporate transaction costs. These costs were offset in part by a $16 million refund of ASIF and a $1 million refund of ASIF for our regional subsidiaries previously paid to the TSA during the years 2005 to 2009.

The 2009 period included $375 million of net unrealized gains on fuel hedging instruments, offset in part by $22 million in aircraft costs as a result of capacity reductions, $16 million in non-cash impairment charges due to the decline in value of certain indefinite-lived intangible assets associated with international routes, $11 million in severance and other charges, $6 million in costs incurred related to the 2009 liquidity improvement program and $3 million in non-cash charges related to the decline in value of certain regional spare parts.

(b)	Includes the following nonoperating special charges (credits):

The 2013 Successor Period included a non-cash mark to market fair value adjustment for 7.25% convertible senior notes that are convertible into shares of AAG Common Stock subsequent to the Merger. The 2013 Predecessor Period included $37 million in charges primarily related to non-cash write offs of debt discount and debt issuance costs in connection with conversions of 7.25% convertible senior notes and repayment of the former Citicorp North America term loan. These charges were offset in part by a $30 million credit in connection with an award received in an arbitration related to previous investments in auction rate securities.

The 2012 period primarily included a $142 million gain related to the slot transaction with Delta, offset in part by $3 million in debt prepayment penalties and non-cash write offs of certain debt issuance costs related to the refinancing of two Airbus aircraft.

The 2011 period included a $15 million credit in connection with an award received in an arbitration related to investments in auction rate securities, offset in part by $6 million in debt prepayment penalties and non-cash write offs of certain debt issuance costs related to the refinancing of five Airbus aircraft as well as $2 million of losses related to investments in auction rate securities.

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

The 2009 period included a tax benefit of $38 million. Of this amount, $21 million was due to a non-cash income tax benefit related to gains recorded within other comprehensive income during 2009. In addition, we recorded a $14 million tax benefit related to a legislation change allowing us to carry back 100% of 2008 Alternative Minimum Tax liability (“AMT”) NOLs, resulting in the recovery of AMT amounts paid in prior years. We also recognized a $3 million tax benefit related to the reversal of the deferred tax liability associated with the indefinite-lived intangible assets that were impaired during 2009.

A number of factors render US Airways Group’s historical consolidated financial information not directly comparable to its financial information for prior or future periods. See Part I, Item 1A, Risk Factors – “The historical consolidated financial information contained in this report is not directly comparable to our financial information for prior or future periods,” Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to the consolidated financial statements included at Part II, Item 8A of this report.

Selected Consolidated Financial Data of US Airways

As a result of the application of acquisition accounting as of December 9, 2013, US Airways’ financial statements after December 9, 2013 are not comparable to its financial statements for any period prior to the Merger. References to “Successor” refer to US Airways on or after December 9, 2013, after giving effect to the application of acquisition accounting. References to “Predecessor” refer to US Airways prior to December 9, 2013. Certain prior period amounts have been reclassified between various financial statement line items to conform to the new AAG financial statement presentation. See Note 1 to the consolidated financial statements in Part II, Item 8B of this report for further information on the reclassifications. These reclassifications do not impact the historic net income and are comprised principally of the following items:

•	Reclassifications between other operating expenses and operating revenues to conform the presentation of frequent flyer revenues.

•	Reclassifications between various operating expense line items to conform the presentation of regional airline expenses.

•	Reclassifications between other nonoperating expense, net and operating expenses to conform the presentation.

The selected consolidated financial data presented below under the captions “Consolidated statements of operations data” and “Consolidated balance sheet data” for the period from January 1 to December 8, 2013, the period from December 9 to December 31, 2013, the years ended December 31, 2012 and 2011 and as of December 31, 2013 and 2012 are derived from US Airways’ audited consolidated financial statements included elsewhere in this report. The selected consolidated financial data for the years ended December 31, 2010 and 2009 and as of December 31, 2011, 2010 and 2009 are derived from US Airways’ audited consolidated financial statements not included in this report. The selected consolidated financial data should be read in conjunction with US Airways’ consolidated financial statements for the respective periods, the related notes and the related reports of KPMG LLP, an independent registered public accounting firm.

	Successor	Predecessor
	Period from December 9 to December 31,	Period from January 1 to December 8,	Year Ended December 31,
(In millions)	2013	2013	2012	2011	2010	2009

Consolidated statements of operations data:
Operating revenues	$941	$13,822	$13,925	$13,140	$11,996	$10,597
Operating expenses	1,115	12,650	13,110	12,714	11,222	10,535

Operating income (loss)	(174)	1,172	815	426	774	62
Net income (loss)	(191)	674	702	180	599	(140)

Consolidated balance sheet data (at end of period):
Total assets	$16,719		$9,184	$8,116	$7,565	$7,123
Long-term obligations, less current maturities (a)	6,262		3,551	3,248	3,130	3,266
Total stockholder’s equity	5,262		1,655	962	780	255

(a)	Includes debt, capital leases, pensions and postretirement benefits and other liabilities.

A number of factors render US Airways’ historical consolidated financial information not directly comparable to its financial information for prior or future periods. See Part I, Item 1A, Risk Factors – “The historical consolidated financial information contained in this report is not directly comparable to our financial information for prior or future periods,” Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to the consolidated financial statements included at Part II, Item 8B of this report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

US Airways Group is a holding company whose primary business activity is the operation of a major network air carrier through its wholly owned subsidiaries US Airways, Piedmont, PSA, MSC and AAL. Since December 9, 2013, US Airways Group has been a wholly-owned subsidiary of American Airlines Group Inc. In connection with the Merger, we applied acquisition accounting as of December 9, 2013 and our statements of operations for the period from December 9 through December 31, 2013 reflect the related adjustments. As a result, the financial statements after December 9, 2013 are not comparable to the financial statements for any period prior to the Merger. In order to provide a more meaningful comparison to prior year results, the financial results and operating statistics of the 2013 Successor and Predecessor Periods have been combined for purposes of the Management’s Discussion and Analysis of Financial Condition below. In addition, certain prior period amounts have been reclassified between various financial statement line items to conform to the new AAG financial statement presentation. See Note 1 to the consolidated financial statements in Part II, Item 8A of this report for further information on the reclassifications.

Prior to the Merger, we operated the fifth largest airline in the United States as measured by domestic RPMs and ASMs. We have hubs in Charlotte, Philadelphia, Phoenix and Washington, D.C. at Washington National. As of December 31, 2013, we offered scheduled passenger service on more than 3,000 flights daily to 193 communities in the United States, Canada, Mexico, Europe, the Middle East, the Caribbean, and Central and South America. We also have an established East Coast route network, including the US Airways Shuttle service. We had approximately 57 million passengers boarding our mainline flights in 2013. As of December 31, 2013, we operated 343 mainline jets and are supported by our regional airline subsidiaries and third-party regional carriers operating as US Airways Express under capacity purchase agreements, which operated 238 regional jets and 40 turboprops. We also had four regional jets operating under prorate agreements at December 31, 2013.

Following the Merger, AAG began moving toward operating under the single brand name of “American Airlines” through its mainline operations, American and US Airways. Until a single operating certificate is issued by the FAA and the operational integration is complete, American and US Airways will continue to operate as separate airlines. This process is expected to take 18-24 months. Through its operating subsidiaries, including the operating subsidiaries of US Airways Group, AAG is the largest airline in the world as measured by RPMs and ASMs. AAG has primary hubs in Charlotte, Chicago, Dallas/Fort Worth, Los Angeles, Miami, New York City, Philadelphia, Phoenix and Washington, D.C. As of December 31, 2013, the combined airline, together with its third-party regional carriers, operated nearly 6,700 daily flights to 339 destinations in 54 countries. As of December 31, 2013, American and US Airways operated 965 mainline jets. US Airways continues to be provided with regional feed by Piedmont, PSA and third-party regional carriers.

2013 Year in Review

The U.S. Airline Industry

In 2013, the U.S. airline industry experienced year-over-year growth in passenger revenues driven by strong demand for air travel.

In its most recent data available, Airlines for America, the trade association for U.S. airlines, reported that annual U.S. industry passenger revenues and yields increased 3.8% and 2.0%, respectively, as compared to 2012. With respect to international versus domestic performance, Airlines for America reported that the Atlantic and Latin America markets outperformed domestic markets in year-over-year growth in passenger revenues while the Pacific market experienced year-over-year declines in passenger revenues.

Throughout 2013, jet fuel prices continued to follow the price of Brent crude oil more closely than the price of West Texas Intermediate crude oil. On average, fuel costs were down slightly in 2013 as compared to 2012. The Brent crude oil average daily spot price was $109 per barrel in 2013 which is slightly lower than the average daily spot price in 2012 of $112 per barrel. However, on a daily basis, prices continued to be volatile. Throughout 2013, daily spot prices fluctuated between a high of $119 per barrel in February to a low of $97 per barrel in April and closed the year at $110 per barrel on December 31, 2013.

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

US Airways Group

In 2013, we realized operating income of $1.0 billion and income before income taxes of $631 million. Net income for 2013 was $392 million which included a $239 million income tax provision. This compares to operating income of $850 million, income before income taxes and net income, each in the amount of $637 million. In 2012, utilization of NOLs reduced our net deferred tax asset and in turn resulted in the release of our valuation allowance, which offset our federal tax provision dollar for dollar. In the second quarter of 2013, our pre-tax income and NOL utilization resulted in the use of our remaining valuation allowance associated with federal income taxes. Accordingly, with no remaining federal valuation allowance to release, we recorded non-cash federal income tax expense in 2013. The year-over-year improvement in operating income was driven by growth in operating revenues of $842 million resulting from strong demand for air travel.

Our 2013 results also included net special charges of $394 million compared to $100 million of net special credits in 2012. Excluding the effects of net special items, we recognized income before income taxes of $1.05 billion and net income of $786 million in 2013. This compares to income before income taxes and net income, each in the amount of $537 million in 2012. See “US Airways Group’s Results of Operations” included in Part II, Item 7 of this report for more information on net special items.

Revenue

Mainline and regional passenger revenues increased $731 million, or 5.9%, as compared to 2012. The growth in revenues was driven by a 4.6% increase in revenue passenger miles and a 1.3% increase in yield, as total capacity increased 3.6% as compared to 2012. Our mainline and regional passenger revenue per available seat mile (“PRASM”) was 14.22 cents in 2013, a 2.3% increase, as compared to 13.90 cents in 2012.

Fuel

Mainline and regional fuel expense decreased $54 million to $4.53 billion in 2013, which was 1.2% lower than 2012, on a 3.0% increase in consumption. The average mainline and regional price per gallon of fuel was $3.04 in 2013 as compared to an average price per gallon of $3.17 in 2012, a decrease of 4.1%. We have not entered into any transactions to hedge our fuel consumption.

Capacity

Total system capacity for 2013 increased 3.6% as compared to 2012. The increase in capacity was driven by our continued replacement of smaller legacy Boeing 737 aircraft with new larger gauge Airbus A321 aircraft and more international long haul flying.

Cost Control

We remain committed to maintaining a low cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: the health of the economy and the price of fuel. Our mainline costs per available seat mile (“CASM”) excluding special items, fuel and profit sharing for 2013 was relatively flat as compared to 2012.

The following table details our mainline CASM for the years ended December 31, 2013 and 2012:

	2013	2012	Percent Increase (Decrease)
	(In cents)
Mainline CASM excluding special items, fuel and profit sharing:
Total mainline CASM	13.31	12.93	2.9
Special items, net	(0.54)	(0.05)	nm
Aircraft fuel and related taxes	(4.50)	(4.70)	(4.3)
Profit sharing	(0.16)	(0.08)	96.5

Total mainline CASM excluding special items, fuel and profit sharing (1)	8.12	8.10	0.1

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

Customer Service

We are committed to consistently delivering safe, reliable and convenient service to our customers in every aspect of our operation. Our 2013 operating performance was negatively impacted by more severe weather conditions as compared to 2012.

We reported the following operating statistics to the DOT for mainline operations for the years ended December 31, 2013 and 2012:

	2013	2012	Better (Worse)
On-time performance (a)	81.5	85.9	(4.4	) pts
Completion factor (b)	99.0	99.0	—	pts
Mishandled baggage (c)	2.52	2.14	(17.8)%
Customer complaints (d)	1.42	1.74	18.4%

(a)	Percentage of reported flight operations arriving on time as defined by the DOT.
(b)	Percentage of scheduled flight operations completed.
(c)	Rate of mishandled baggage reports per 1,000 passengers.
(d)	Rate of customer complaints filed with the DOT per 100,000 enplanements.

Liquidity Position

As of December 31, 2013, our total cash, short-term investments and restricted cash was $3.59 billion, of which $333 million was restricted.

	December 31, 2013	December 31, 2012
	(In millions)
Cash and short-term investments	$3,252	$2,376
Restricted cash	333	336

Total cash, short-term investments and restricted cash	$3,585	$2,712

The improvement in our liquidity in 2013 was due in part to our operating profitability. Additionally, financing transactions have generated approximately $550 million of net proceeds. In the second quarter of 2013, we issued $500 million aggregate principal 6.125% Senior Notes. We also entered into a new $1.6 billion term loan, of which $1.3 billion of the net proceeds were used to repay our former Citicorp North America term loan and certain other higher cost secured debt. In July 2013, we repaid in full the Barclays prepaid miles loan at its face amount of $200 million.

Restricted cash primarily includes cash collateral to secure workers’ compensation claims and credit card processing holdback requirements for advance ticket sales for which US Airways has not yet provided air transportation.

US Airways Group’s Results of Operations

In connection with the Merger, we applied acquisition accounting as of December 9, 2013 and our statements of operations for the period from December 9 through December 31, 2013 reflect the related adjustments. As a result, the financial statements after December 9, 2013 are not comparable to the financial statements for any period prior to the Merger. In order to provide a more meaningful comparison to prior year results, the financial results and operating statistics of the 2013 Successor and Predecessor Periods have been combined for purposes of US Airways Group’s Results of Operations below. In addition, certain prior period amounts have been reclassified between various financial statement line items to conform to the new AAG financial statement presentation. See Note 1 to the consolidated financial statements in Part II, Item 8A of this report for further information on the reclassifications.

In 2013, we realized operating income of $1.0 billion and income before income taxes of $631 million. We experienced growth in revenues in 2013 due to a strong demand for air travel. Net income for 2013 was $392 million, which included a $239 million income tax provision. Our 2013 results were also impacted by recognition of $423 million in net special charges. Excluding the effects of net special items for 2013, we recognized income before income taxes of $1.05 billion and net income of $786 million.

In 2012, we realized operating income of $850 million and income before income taxes of $637 million. We experienced growth in revenues in 2012 due to a strong pricing environment resulting from consumer demand for air travel. Net income for 2012 was $637 million and we did not record an income tax provision. Our 2012 results were also impacted by recognition of $100 million in net special credits. Excluding the effects of net special items for 2012, we recognized income before income taxes and net income, each in the amount of $537 million.

In 2011, we realized operating income of $418 million and income before income taxes of $90 million. We experienced higher revenues in 2011 due to the strong pricing environment resulting from robust consumer demand for air travel, which substantially offset a significant increase in fuel costs. Net income for 2011 was $71 million, which included a $19 million income tax provision. Our 2011 results were also impacted by recognition of $19 million in net pre-tax special charges and a $21 million non-cash special tax provision. Excluding the effects of net special items for 2011, we recognized income before income taxes of $109 million and net income of $111 million.

The table below presents our pre-tax special charges (credits) (in millions):

	Year Ended December 31,
	2013	2012	2011
Income before income taxes	$631	$637	$90
Pre-tax special items:
Mainline operating special items, net (a)	415	34	24
Regional operating special items, net (b)	(12)	3	2
Nonoperating special items, net (c)	20	(137)	(7)

Total pre-tax special items	423	(100)	19

Income before income taxes excluding special items	$1,054	$537	$109

Net income	$392	$637	$71
Total pre-tax special items	423	(100)	19
Non-cash tax provision special item	—	—	21
Net tax effect of special items	(29)	—	—

Net income excluding special items	$786	$537	$111

(a)

The 2013 period consisted primarily of merger related costs due to the pilot memorandum of understanding that became effective upon merger close, professional fees, fees to exit the Star Alliance and our codeshare agreement with United Airlines, severance and special merger equity awards.

The 2012 period consisted primarily of merger related costs and auction rate securities arbitration costs.

The 2011 period consisted primarily of costs related to the slot transaction with Delta and auction rate securities arbitration costs.

(b)	The 2013 period consisted primarily of a credit due to a favorable arbitration ruling related to a vendor contract.

(c)

The 2013 period consisted of $37 million in charges primarily related to non-cash write offs of debt discount and debt issuance costs in connection with conversions of 7.25% convertible senior notes and repayment of the former Citicorp North America term loan and a $13 million non-cash mark to market fair value adjustment for 7.25% convertible senior notes that are convertible into shares of AAG Common Stock subsequent to the Merger. These charges were offset in part by a $30 million credit in connection with an award received in an arbitration related to previous investments in auction rate securities.

The 2012 period primarily consisted of a $142 million gain related to the slot transaction with Delta, offset in part by $3 million in debt prepayment penalties and non-cash write offs of certain debt issuance costs related to the refinancing of two Airbus aircraft.

The 2011 period consisted of a $15 million credit in connection with an award received in an arbitration related to investments in auction rate securities, offset in part by $6 million in debt prepayment penalties and non-cash write offs of certain debt issuance costs as well as $2 million of losses related to investments in auction rate securities.

In 2013, we utilized NOLs to offset our taxable income. Historically, utilization of NOLs reduced our net deferred tax asset and in turn resulted in the release of our valuation allowance, which offset our tax provision dollar for dollar. In the second quarter of 2013, our pre-tax income and NOL utilization resulted in the use of our remaining valuation allowance associated with federal income taxes. Accordingly, with no remaining federal valuation allowance to release, we recorded $232 million of deferred non-cash federal income tax expense for the 2013 Predecessor Period. We also recorded $7 million of state income tax expense for the 2013 Predecessor Period, related to certain states where NOLs were limited or unavailable to be used.

As a result of the closing of the Merger, we and our subsidiaries are now included in the AAG consolidated federal and state income tax returns. In connection with applying acquisition accounting as of December 9, 2013, the fair value of our assets and liabilities resulted in a net deferred tax asset position of $519 million and a deferred tax liability of $306 million for our indefinite-lived assets.

We provide a valuation allowance for deferred tax assets when it is more likely than not that some portion, or all of our deferred tax assets, will not be realized. In making this determination, we consider all available positive and negative evidence in accordance with ASC 740, “Income Taxes.” At December 31, 2013, we had a full valuation allowance against our net deferred tax assets.

The Merger resulted in a statutory “ownership change” on December 9, 2013, as defined in Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), which limits our future ability to utilize NOLs generated before the ownership change and certain subsequently recognized “built-in” losses and deductions, if any, existing as of the date of the ownership change. At December 31, 2013, we had approximately $1.6 billion of gross NOLs to reduce future federal taxable income, the majority of which are expected to be available for use in the calendar year 2014, subject to the Section 382 limitation described above. The NOLs expire during the years 2028 through 2033. Our net deferred tax assets, which include $1.5 billion of the NOLs, are subject to a full valuation allowance. We also had approximately $674 million of state NOLs at December 31, 2013, which expire in years 2014 through 2031 if unused. The amount of state NOLs that will expire in 2014 if unused is $3 million. At December 31, 2013, the federal and state valuation allowances were $466 million and $53 million, respectively. In accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), utilization of the NOLs after December 9, 2013 will result in a corresponding decrease in the valuation allowance and offset our tax provision dollar for dollar.

When profitable, we are ordinarily subject to AMT. However as the result of a special tax election made in 2009, we were able to utilize AMT NOLs to fully offset our AMT taxable income for each of the years ended 2013, 2012 and 2011.

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

The table below sets forth our selected mainline and regional operating data:

				Increase		Increase
	Year Ended December 31,			(Decrease)		(Decrease)
	2013	2012	2011	2013-2012		2012-2011
Mainline
Revenue passenger miles (millions) (a)	65,613	62,435	60,779	5.1%		2.7%
Available seat miles (millions) (b)	77,374	74,211	72,603	4.3%		2.2%
Passenger load factor (percent) (c)	84.8	84.1	83.7	0.7	pts	0.4	pts
Yield (cents) (d)	14.74	14.32	13.93	2.9%		2.8%
Passenger revenue per available seat mile (cents) (e)	12.50	12.05	11.66	3.8%		3.3%
Operating cost per available seat mile (cents) (f)	13.31	12.93	12.78	2.9%		1.2%
Passenger enplanements (thousands) (g)	56,745	54,277	52,959	4.5%		2.5%
Departures (thousands)	457	449	452	1.8%		(0.5)%
Aircraft at end of period	343	340	340	0.9%		—%
Block hours (thousands) (h)	1,246	1,209	1,217	3.1%		(0.7)%
Average stage length (miles) (i)	1,013	1,004	991	0.9%		1.4%
Fuel consumption (gallons in millions)	1,144	1,102	1,095	3.9%		0.6%
Average aircraft fuel price including related taxes (dollars per gallon)	3.04	3.17	3.11	(4.0)%		2.0%
Full time equivalent employees at end of period	32,129	31,236	31,548	2.9%		(1.0)%

Regional (j)
Revenue passenger miles (millions) (a)	11,050	10,883	10,542	1.5%		3.2%
Available seat miles (millions) (b)	14,200	14,214	14,070	(0.1)%		1.0%
Passenger load factor (percent) (c)	77.8	76.6	74.9	1.2	pts	1.7	pts
Yield (cents) (d)	30.30	30.77	29.28	(1.6)%		5.1%
Passenger revenue per available seat mile (cents) (e)	23.57	23.56	21.94	0.1%		7.4%
Operating cost per available seat mile (cents) (f)	23.27	23.34	23.38	(0.3)%		(0.2)%
Passenger enplanements (thousands) (g)	28,259	28,269	27,613	—%		2.4%
Aircraft at end of period	278	282	283	(1.4)%		(0.4)%
Fuel consumption (gallons in millions)	345	345	338	0.2%		1.9%
Average aircraft fuel price including related taxes (dollars per gallon)	3.05	3.19	3.12	(4.3)%		2.0%

Total Mainline and Regional
Revenue passenger miles (millions) (a)	76,663	73,318	71,321	4.6%		2.8%
Available seat miles (millions) (b)	91,574	88,425	86,673	3.6%		2.0%
Cargo ton miles (millions) (k)	370	344	381	7.5%		(9.6)%
Passenger load factor (percent) (c)	83.7	82.9	82.3	0.8	pts	0.6	pts
Yield (cents) (d)	16.98	16.76	16.20	1.3%		3.5%
Passenger revenue per available seat mile (cents) (e)	14.22	13.90	13.33	2.3%		4.3%
Total revenue per available seat mile (cents) (l)	15.95	15.57	14.98	2.5%		3.9%
Cargo yield per ton mile (cents) (m)	41.60	44.75	44.29	(7.0)%		1.0%
Passenger enplanements (thousands) (g)	85,004	82,546	80,572	3.0%		2.5%
Aircraft at end of period	621	622	623	(0.2)%		(0.2)%
Fuel consumption (gallons in millions)	1,489	1,447	1,433	3.0%		0.9%
Average aircraft fuel price including related taxes (dollars per gallon)	3.04	3.17	3.11	(4.1)%		2.0%

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. One RPM represents one passenger flown one mile.
(b)	Available seat mile (“ASM”) — A basic measure of production. One ASM represents one seat flown one mile.
(c)	Passenger load factor — The percentage of available seats that are filled with revenue passengers.

(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by RPMs.
(e)	Passenger revenue per available seat mile (“PRASM”) — Passenger revenues divided by ASMs.
(f)	Operating cost per available seat mile (“CASM”) — Operating expenses divided by ASMs.
(g)	Passenger enplanements — The number of passengers on board an aircraft, including local, connecting and through passengers.
(h)

Block hours — The hours measured from the moment an aircraft first moves under its own power, including taxi time, for the purposes of flight until the aircraft is docked at the next point of landing and its power is shut down.

(i)	Average stage length — The average of the distances flown on each segment of every route.
(j)

Regional statistics include Piedmont and PSA, as well as operating and financial results from capacity purchase agreements with Air Wisconsin Airlines Corporation, Republic Airline, Inc., Mesa Airlines, Inc., Chautauqua Airlines, Inc. and SkyWest Airlines, Inc.

(k)	Cargo ton miles — A basic measure of cargo transportation. One cargo ton mile represents one ton of cargo transported one mile.
(l)	Total revenue per available seat mile (“RASM”) — Total revenues divided by total mainline and regional ASMs.
(m)	Cargo yield per ton mile — Cargo revenues divided by total mainline and regional cargo ton miles.

2013 Compared With 2012

Operating Revenues:

	2013	2012	Percent Increase (Decrease)
	(In millions)
Operating revenues:
Mainline passenger	$9,673	$8,941	8.2
Regional passenger	3,348	3,349	—
Cargo	154	154	(0.1)
Other	1,432	1,321	8.5

Total operating revenues	$14,607	$13,765	6.1

Total operating revenues in 2013 were $14.61 billion as compared to $13.77 billion in 2012, an increase of $842 million, or 6.1%. The growth in revenues was driven by strong demand for air travel. Significant changes in the components of operating revenues are as follows:

•

Mainline passenger revenues were $9.67 billion in 2013 as compared to $8.94 billion in 2012. Mainline RPMs increased 5.1% as mainline capacity, as measured by ASMs, increased 4.3%, resulting in a 0.7 point increase in load factor to 84.8%. Mainline passenger yield increased 2.9% to 14.74 cents in 2013 from 14.32 cents in 2012. Mainline PRASM increased 3.8% to 12.50 cents in 2013 from 12.05 cents in 2012.

•

Regional passenger revenues were $3.35 billion in 2013 and flat as compared to 2012. Regional RPMs increased 1.5% as regional capacity, as measured by ASMs, decreased 0.1%, resulting in a 1.2 point increase in load factor to 77.8%. Regional passenger yield decreased by 1.6% to 30.30 cents in 2013 from 30.77 cents in 2012. Regional PRASM increased 0.1% to 23.57 cents in 2013 from 23.56 cents in 2012.

•

Other revenues were $1.43 billion in 2013, an increase of $111 million, or 8.5%, from 2012. The increase in other revenues was driven primarily by higher revenues associated with our frequent flyer program, including increased mileage sales to business partners, an increase in passenger ticketing change fees as a result of increases in rates charged, checked bag fees as well as the PreferredAccess program which was implemented in the second quarter of 2012.

Operating Expenses:

	2013	2012	Percent Increase (Decrease)
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$3,481	$3,489	(0.2)
Salaries, wages and benefits	2,611	2,402	8.7
Maintenance, materials and repairs	705	717	(1.6)
Other rent and landing fees	582	519	12.2
Aircraft rent	593	643	(7.7)
Selling expenses	480	463	3.6
Depreciation and amortization	302	257	17.5
Special items, net	415	34	nm
Other	1,130	1,074	5.2

Total mainline operating expenses	10,299	9,598	7.3
Regional expenses:
Fuel	1,052	1,098	(4.2)
Other	2,253	2,219	1.5

Total regional expenses	3,305	3,317	(0.4)

Total operating expenses	$13,604	$12,915	5.3

Total operating expenses were $13.60 billion in 2013, an increase of $689 million, or 5.3%, compared to 2012. The increase in operating expenses was primarily due to higher salaries, wages and benefits as well as merger expenses. Higher salaries, wages and benefits was primarily driven by the new March 2013 flight attendant CBA, profit sharing and certain share-based compensation programs. See detailed explanations below relating to the other changes in operating expenses.

Mainline Operating Expenses per ASM:

Our mainline CASM increased 0.38 cents, or 2.9%, from 12.93 cents in 2012 to 13.31 cents in 2013. Excluding special items, fuel and profit sharing, our mainline CASM increased 0.02 cents, or 0.1%, from 8.10 cents in 2012 to 8.12 cents in 2013, while mainline capacity increased 4.3%.

The table below sets forth the major components of our total mainline CASM and our mainline CASM excluding special items, fuel and profit sharing for the years ended December 31, 2013 and 2012:

	2013	2012	Percent Increase (Decrease)
	(In cents)
Mainline CASM:
Aircraft fuel and related taxes	4.50	4.70	(4.3)
Salaries, wages and benefits	3.37	3.24	4.3
Maintenance, materials and repairs	0.91	0.97	(5.6)
Other rent and landing fees	0.75	0.70	7.6
Aircraft rent	0.77	0.87	(11.5)
Selling expenses	0.62	0.62	(0.7)
Depreciation and amortization	0.39	0.35	12.7
Special items, net	0.54	0.05	nm
Other	1.46	1.45	0.9

Total mainline CASM	13.31	12.93	2.9
Special items, net	(0.54)	(0.05)
Aircraft fuel and related taxes	(4.50)	(4.70)
Profit sharing	(0.16)	(0.08)

Total mainline CASM excluding special items, fuel and profit sharing (1)	8.12	8.10	0.1

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

Significant changes in the components of mainline operating expense per ASM are as follows:

•	Aircraft fuel and related taxes per ASM decreased 4.3% primarily due to a 4.0% decrease in the average price per gallon of fuel to $3.04 in 2013 from $3.17 in 2012.

•	Salaries, wages and benefits per ASM increased 4.3% primarily due to the new March 2013 flight attendant CBA, profit sharing and certain share-based compensation programs.

•

Maintenance, materials and repairs per ASM decreased 5.6% in 2013 as compared to 2012 primarily due to a shift in the mix of aircraft engines undergoing maintenance, which carried lower overhaul costs, and a 4.3% increase in capacity.

•	Other rent and landing fees per ASM increased 7.6% primarily due to rate increases at certain domestic airport locations.

•

Aircraft rent per ASM decreased 11.5% due to recent lease extensions of 44 aircraft at lower average rental rates. The average number of leased aircraft in 2013 decreased as compared to 2012 as we continue to purchase new replacement Airbus aircraft.

•	Depreciation and amortization per ASM increased 12.7% primarily due to an increase in owned aircraft driven by the acquisition of 21 Airbus aircraft in 2013.

Regional Operating Expenses:

Total regional expenses decreased $12 million, or 0.4%, in 2013 to $3.31 billion from $3.32 billion in 2012. The year-over-year decrease was primarily due to a $46 million, or 4.2%, decrease in fuel costs, offset in part by a $34 million, or 1.5%, increase in other regional expenses. The average price per gallon of fuel decreased 4.3% to $3.05 in 2013 from $3.19 in 2012. The increase in other regional expenses was driven by an increase in maintenance costs related to PSA engines reaching life cycle limits and an increase in profit sharing expense.

Nonoperating Income (Expense):

	2013	2012	Percent Increase (Decrease)
	(In millions)
Nonoperating income (expense):
Interest income	$2	$2	17.3
Interest expense, net	(348)	(343)	1.6
Other, net	(26)	128	nm

Total nonoperating expense, net	$(372)	$(213)	74.4

Interest income was $2 million in each of 2013 and 2012. Our short-term investments in each period consisted of highly liquid investments, principally money market securities and treasury bills, which provided nominal returns.

Other nonoperating expense of $26 million in 2013 consisted primarily of $37 million in special charges for non-cash write offs of debt discount and debt issuance costs in connection with conversions of 7.25% convertible senior notes and repayment of the former Citicorp North America term loan, $14 million in net foreign currency losses as a result of the overall strengthening of the U.S. dollar in 2013 and a $13 million special non-cash mark to market fair value adjustment charge for 7.25% convertible senior notes that are convertible into shares of AAG common stock subsequent to the Merger. These charges were offset in part by a $30 million special credit in connection with an award received in an arbitration related to previous investments in auction rate securities.

Other nonoperating income of $128 million in 2012 consisted primarily of a $142 million special gain related to the slot transaction with Delta. This gain was offset in part by $10 million in net foreign currency losses as a result of the overall strengthening of the U.S. dollar in 2012 and $3 million in special charges for debt prepayment penalties and non-cash write offs of certain debt issuance costs related to the refinancing of two Airbus aircraft.

2012 Compared With 2011

Operating Revenues:

	2012	2011	Percent Increase (Decrease)
	(In millions)
Operating revenues:
Mainline passenger	$8,941	$8,465	5.6
Regional passenger	3,349	3,087	8.5
Cargo	154	169	(8.6)
Other	1,321	1,266	4.3

Total operating revenues	$13,765	$12,987	6.0

Total operating revenues in 2012 were $13.77 billion as compared to $12.99 billion in 2011, an increase of $778 million, or 6.0%. Significant changes in the components of operating revenues are as follows:

•

Mainline passenger revenues were $8.94 billion in 2012 as compared to $8.47 billion in 2011. Mainline RPMs increased 2.7% as mainline capacity, as measured by ASMs, increased 2.2%, resulting in a 0.4 point increase in load factor to 84.1%. Mainline passenger yield increased 2.8% to 14.32 cents in 2012 from 13.93 cents in 2011. Mainline PRASM increased 3.3% to 12.05 cents in 2012 from 11.66 cents in 2011. These increases in mainline yield and PRASM were due principally to the strong pricing environment resulting from consumer demand for air travel.

•

Regional passenger revenues were $3.35 billion in 2012 as compared to $3.09 billion in 2011. Regional RPMs increased 3.2% as regional capacity, as measured by ASMs, increased 1.0%, resulting in a 1.7 point increase in load factor to 76.6%. Regional passenger yield increased by 5.1% to 30.77 cents in 2012 from 29.28 cents in 2011. Regional PRASM increased 7.4% to 23.56 cents in 2012 from 21.94 cents in 2011. These increases in regional yield and PRASM were the result of the same strong pricing environment discussed in mainline passenger revenues above. The availability of first class seating on certain US Airways Express regional jets during 2012 also contributed to the increase.

•

Cargo revenues were $154 million in 2012, a decrease of $15 million, or 8.6%, from 2011. The decrease in cargo revenues was primarily due to decreases in international freight volumes driven by uncertainty surrounding the European economy.

•

Other revenues were $1.32 billion in 2012, an increase of $55 million, or 4.3%, from 2011. The increase in other revenues was driven primarily by higher revenues associated with our frequent flyer program and increases in the volume of passenger ticketing change fees.

Operating Expenses:

	2012	2011	Percent Increase (Decrease)
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$3,489	$3,400	2.6
Salaries, wages and benefits	2,402	2,183	10.1
Maintenance, materials and repairs	717	722	(0.7)
Other rent and landing fees	519	523	(0.8)
Aircraft rent	643	646	(0.5)
Selling expenses	463	451	2.8
Depreciation and amortization	257	252	2.0
Special items, net	34	24	41.4
Other	1,074	1,079	(0.5)

Total mainline operating expenses	9,598	9,280	3.4
Regional expenses:
Fuel	1,098	1,056	3.9
Other	2,219	2,233	(0.7)

Total regional expenses	3,317	3,289	0.8

Total operating expenses	$12,915	$12,569	2.7

Total operating expenses were $12.92 billion in 2012, an increase of $346 million, or 2.7%, compared to 2011. The increase in operating expenses was primarily driven by a $219 million, or 10.1%, increase in salaries, wages and benefits as well as a $131 million, or 2.9%, increase in mainline and regional fuel costs. The increase in salaries, wages and benefits was primarily due to profit sharing and other variable compensation programs driven by our record profitability and the 166% increase in the price of our common stock during 2012. Fuel costs increased as the average price per gallon of fuel increased 2.0% to $3.17 in 2012 from $3.11 in 2011, on a 0.9% increase in consumption.

Mainline Operating Expenses per ASM:

Our mainline CASM increased 0.15 cents, or 1.2%, from 12.78 cents in 2011 to 12.93 cents in 2012. Excluding special items, fuel and profit sharing, our mainline CASM increased 0.05 cents, or 0.7%, from 8.05 cents in 2011 to 8.10 cents in 2012, while mainline capacity increased 2.2%.

The table below sets forth the major components of our total mainline CASM and our mainline CASM excluding special items, fuel and profit sharing for the years ended December 31, 2012 and 2011:

	2012	2011	Percent Increase (Decrease)
	(In cents)
Mainline CASM:
Aircraft fuel and related taxes	4.70	4.68	0.4
Salaries, wages and benefits	3.24	3.01	7.7
Maintenance, materials and repairs	0.97	0.99	(2.9)
Other rent and landing fees	0.70	0.72	(2.9)
Aircraft rent	0.87	0.89	(2.7)
Selling expenses	0.62	0.62	0.6
Depreciation and amortization	0.35	0.35	(0.2)
Special items, net	0.05	0.03	38.3
Other	1.45	1.49	(2.6)

Total mainline CASM	12.93	12.78	1.2
Special items, net	(0.05)	(0.03)
Aircraft fuel and related taxes	(4.70)	(4.68)
Profit sharing	(0.08)	(0.02)

Total mainline CASM excluding special items, fuel and profit sharing (1)	8.10	8.05	0.7

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

•

Salaries, wages and benefits per ASM increased 7.7% primarily due to profit sharing and other variable compensation programs driven by our record profitability and a 166% increase in the price of our common stock from $5.07 to $13.50 during 2012.

Regional Operating Expenses:

Total regional expenses increased $28 million, or 0.8%, in 2012 to $3.32 billion from $3.29 billion in 2011. The year-over-year increase was primarily driven by a $42 million, or 3.9%, increase in fuel costs. The average price per gallon of fuel increased 2.0% to $3.19 in 2012 from $3.12 in 2011, on a 1.9% increase in fuel consumption.

Nonoperating Income (Expense):

	2012	2011	Percent Increase (Decrease)
	(In millions)
Nonoperating income (expense):
Interest income	$2	$4	(62.3)
Interest expense, net	(343)	(327)	4.8
Other, net	128	(5)	nm

Total nonoperating expense, net	$(213)	$(328)	(34.9)

Other nonoperating income of $128 million in 2012 consisted primarily of a $142 million special gain related to the slot transaction with Delta. This gain was offset in part by $10 million in net foreign currency losses as a result of the overall strengthening of the U.S. dollar in 2012 and $3 million in special charges for debt prepayment penalties and non-cash write offs of certain debt issuance costs related to the refinancing of two Airbus aircraft.

Other nonoperating expense of $5 million in 2011 consisted primarily of $17 million in net foreign currency losses as a result of the overall strengthening of the U.S. dollar in 2011, offset by $7 million in net special credits. The net special credits included a $15 million credit in connection with an award received in an arbitration related to investments in auction rate securities, offset in part by $6 million for debt prepayment penalties and non-cash write offs of certain debt issuance costs related to the refinancing of five Airbus aircraft as well as $2 million for losses related to investments in auction rate securities.

US Airways’ Results of Operations

In connection with the Merger, US Airways applied acquisition accounting as of December 9, 2013 and its statements of operations for the period from December 9 through December 31, 2013 reflect the related adjustments. As a result, the financial statements after December 9, 2013 are not comparable to the financial statements for any period prior to the Merger. In order to provide a more meaningful comparison to prior year results, the financial results and operating statistics of the 2013 Successor and Predecessor Periods have been combined for purposes of the US Airways’ Results of Operations below. In addition, certain prior period amounts have been reclassified between various financial statement line items to conform to the new AAG financial statement presentation. See Note 1 to the consolidated financial statements in Part II, Item 8B of this report for further information on the reclassifications.

In 2013, US Airways realized operating income of $998 million and income before income taxes of $747 million. US Airways experienced growth in revenues in 2013 due to a strong demand for air travel. Net income for 2013 was $483 million, which included a $264 million income tax provision.

In 2012, US Airways realized operating income of $815 million and income before income taxes of $701 million. US Airways experienced growth in revenues in 2012 due to a strong pricing environment resulting from consumer demand for air travel. Net income for 2012 was $702 million, which included a $1 million income tax benefit.

In 2011, US Airways realized operating income of $426 million and income before income taxes of $199 million. US Airways experienced higher revenues in 2011 due to the strong pricing environment resulting from robust consumer demand for air travel, which substantially offset a significant increase in fuel costs. Net income for 2011 was $180 million, which included a $19 million income tax provision.

US Airways’ results have been impacted by the following pre-tax net special charges (credits) (in millions):

	Year Ended December 31,
	2013	2012	2011
Mainline operating special items, net (a)	$415	$34	$24
Regional operating special items, net (b)	(14)	—	—
Nonoperating special items, net (c)	(27)	(137)	(7)

Total pre-tax special items	$374	$(103)	$17

(a)

The 2013 period consisted primarily of merger related costs due to the pilot memorandum of understanding that became effective upon merger close, professional fees, fees to exit the Star Alliance and US Airways’ codeshare agreement with United Airlines, severance and special merger equity awards.

The 2012 period consisted primarily of merger related costs and auction rate securities arbitration costs.

The 2011 period consisted primarily of costs related to the slot transaction with Delta and auction rate securities arbitration costs.

(b)	The 2013 period consisted primarily of a credit due to a favorable arbitration ruling related to a vendor contract.

(c)

The 2013 period consisted of a $30 million credit in connection with an award received in an arbitration related to previous investments in auction rate securities, offset in part by $3 million in charges primarily related to non-cash write offs of debt issuance costs.

The 2012 period consisted primarily of a $142 million gain related to the slot transaction with Delta, offset in part by $3 million in debt prepayment penalties and non-cash write offs of certain debt issuance costs related to the refinancing of two Airbus aircraft.

The 2011 period consisted of a $15 million credit in connection with an award received in an arbitration related to investments in auction rate securities, offset in part by $6 million in debt prepayment penalties and non-cash write offs of certain debt issuance costs as well as $2 million of losses related to investments in auction rate securities.

In 2013, US Airways utilized NOLs to offset its taxable income. Historically, utilization of NOLs reduced US Airways’ net deferred tax asset and in turn resulted in the release of its valuation allowance, which offset US Airways’ tax provision dollar for dollar. In the second quarter of 2013, US Airways’ pre-tax income and NOL utilization resulted in the use of its remaining valuation allowance associated with federal income taxes. Accordingly, with no remaining federal valuation allowance to release, US Airways recorded $259 million of deferred non-cash federal income tax expense for the 2013 Predecessor Period. US Airways also recorded $5 million of state income tax expense for the 2013 Predecessor Period, related to certain states where NOLs were limited or unavailable to be used.

As a result of the closing of the Merger, US Airways Group and its subsidiaries are now included in the AAG consolidated federal and state income tax returns. In connection with applying acquisition accounting as of December 9, 2013, the fair value of the US Airways’ assets and liabilities resulted in a net deferred tax asset position of $482 million and a deferred tax liability of $306 million for US Airways’ indefinite-lived intangible assets.

US Airways provides a valuation allowance for deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. In making this determination, US Airways considers all available positive and negative evidence in accordance with ASC 740, “Income Taxes.” At December 31, 2013, US Airways had a full valuation allowance against its net deferred tax assets.

The Merger resulted in a statutory “ownership change” on December 9, 2013, as defined in Section 382, which limits US Airways’ future ability to utilize NOLs generated before the ownership change and certain subsequently recognized “built-in” losses and deductions, if any, existing as of the date of the ownership change. At December 31, 2013, US Airways had approximately $1.5 billion of gross NOLs to reduce future federal taxable income, the majority of which are expected to be available for use in the calendar year 2014, subject to the Section 382 limitation described above. The NOLs expire during the years 2028 through 2033. US Airways’ net deferred tax assets, which include $1.4 billion of the NOLs, are subject to a full valuation allowance. US Airways also had approximately $353 million of state NOLs at December 31, 2013, which expire in years 2014 through 2033 if unused. The amount of state NOLs that will expire in 2014 if unused is $2 million. At December 31, 2013, the federal and state valuation allowances were $432 million and $50 million, respectively. In accordance with GAAP, utilization of the NOLs after December 9, 2013 will result in a corresponding decrease in the valuation allowance and offset US Airways’ tax provision dollar for dollar.

When profitable, US Airways is ordinarily subject to AMT. However as the result of a special tax election made in 2009, US Airways was able to utilize AMT NOLs to fully offset its AMT taxable income for each of the years ended 2013, 2012 and 2011.

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

The table below sets forth US Airways’ selected mainline and regional operating data:

				Increase		Increase
	Year Ended December 31,			(Decrease)		(Decrease)
	2013	2012	2011	2013-2012		2012-2011
Mainline
Revenue passenger miles (millions) (a)	65,613	62,435	60,779	5.1%		2.7%
Available seat miles (millions) (b)	77,374	74,211	72,603	4.3%		2.2%
Passenger load factor (percent) (c)	84.8	84.1	83.7	0.7	pts	0.4	pts
Yield (cents) (d)	14.74	14.32	13.93	2.9%		2.8%
Passenger revenue per available seat mile (cents) (e)	12.50	12.05	11.66	3.8%		3.3%
Aircraft at end of period	343	340	340	0.9%		—%
Fuel consumption (gallons in millions)	1,144	1,102	1,095	3.9%		0.6%
Average aircraft fuel price including related taxes (dollars per gallon)	3.04	3.17	3.11	(4.0)%		2.0%

Regional (f)
Revenue passenger miles (millions) (a)	11,050	10,883	10,542	1.5%		3.2%
Available seat miles (millions) (b)	14,200	14,214	14,070	(0.1)%		1.0%
Passenger load factor (percent) (c)	77.8	76.6	74.9	1.2	pts	1.7	pts
Yield (cents) (d)	30.30	30.77	29.28	(1.6)%		5.1%
Passenger revenue per available seat mile (cents) (e)	23.57	23.56	21.94	0.1%		7.4%
Aircraft at end of period	278	282	283	(1.4)%		(0.4)%
Fuel consumption (gallons in millions)	345	345	338	0.2%		1.9%
Average aircraft fuel price including related taxes (dollars per gallon)	3.05	3.19	3.13	(4.4)%		1.9%

Total Mainline and Regional
Revenue passenger miles (millions) (a)	76,663	73,318	71,321	4.6%		2.8%
Available seat miles (millions) (b)	91,574	88,425	86,673	3.6%		2.0%
Cargo ton miles (millions) (g)	370	344	381	7.5%		(9.6)%
Passenger load factor (percent) (c)	83.7	82.9	82.3	0.8	pts	0.6	pts
Yield (cents) (d)	16.98	16.76	16.20	1.3%		3.5%
Passenger revenue per available seat mile (cents) (e)	14.22	13.90	13.33	2.3%		4.3%
Total revenue per available seat mile (cents) (h)	16.12	15.75	15.16	2.4%		3.9%
Cargo yield per ton mile (cents) (i)	41.60	44.75	44.29	(7.0)%		1.0%
Aircraft at end of period	621	622	623	(0.2)%		(0.2)%
Fuel consumption (gallons in millions)	1,489	1,447	1,433	3.0%		0.9%
Average aircraft fuel price including related taxes (dollars per gallon)	3.04	3.17	3.11	(4.1)%		1.9%

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. One RPM represents one passenger flown one mile.
(b)	Available seat mile (“ASM”) — A basic measure of production. One ASM represents one seat flown one mile.
(c)	Passenger load factor — The percentage of available seats that are filled with revenue passengers.
(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by RPMs.
(e)	Passenger revenue per available seat mile (“PRASM”) — Passenger revenues divided by ASMs.
(f)

Regional statistics include Piedmont and PSA, as well as operating and financial results from capacity purchase agreements with Air Wisconsin Airlines Corporation, Republic Airline, Inc., Mesa Airlines, Inc., Chautauqua Airlines, Inc. and SkyWest Airlines, Inc.

(g)	Cargo ton miles — A basic measure of cargo transportation. One cargo ton mile represents one ton of cargo transported one mile.
(h)	Total revenue per available seat mile (“RASM”) — Total revenues divided by total mainline and regional ASMs.
(i)	Cargo yield per ton mile — Cargo revenues divided by total mainline and regional cargo ton miles.

2013 Compared With 2012

Operating Revenues:

	2013	2012	Percent Increase (Decrease)
	(In millions)
Operating revenues:
Mainline passenger	$9,673	$8,941	8.2
Regional passenger	3,348	3,349	—
Cargo	154	154	(0.1)
Other	1,588	1,481	7.3

Total operating revenues	$14,763	$13,925	6.0

Total operating revenues in 2013 were $14.76 billion as compared to $13.93 billion in 2012, an increase of $838 million, or 6.0%. The growth in revenues was driven by strong demand for air travel. Significant changes in the components of operating revenues are as follows:

•

Mainline passenger revenues were $9.67 billion in 2013 as compared to $8.94 billion in 2012. Mainline RPMs increased 5.1% as mainline capacity, as measured by ASMs, increased 4.3%, resulting in a 0.7 point increase in load factor to 84.8%. Mainline passenger yield increased 2.9% to 14.74 cents in 2013 from 14.32 cents in 2012. Mainline PRASM increased 3.8% to 12.50 cents in 2013 from 12.05 cents in 2012.

•

Regional passenger revenues were $3.35 billion in 2013 and flat as compared to 2012. Regional RPMs increased 1.5% as regional capacity, as measured by ASMs, decreased 0.1%, resulting in a 1.2 point increase in load factor to 77.8%. Regional passenger yield decreased by 1.6% to 30.30 cents in 2013 from 30.77 cents in 2012. Regional PRASM increased 0.1% to 23.57 cents in 2013 from 23.56 cents in 2012.

•

Other revenues were $1.59 billion in 2013, an increase of $107 million, or 7.3%, from 2012. The increase in other revenues was driven primarily by higher revenues associated with US Airways’ frequent flyer program, including increased mileage sales to business partners, an increase in passenger ticketing change fees as a result of increases in rates charged, checked bag fees as well as the PreferredAccess program which was implemented in the second quarter of 2012.

Operating Expenses:

	2013	2012	Percent Increase (Decrease)
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$3,481	$3,489	(0.2)
Salaries, wages and benefits	2,611	2,402	8.7
Maintenance, materials and repairs	705	717	(1.6)
Other rent and landing fees	582	519	12.2
Aircraft rent	593	643	(7.7)
Selling expenses	480	463	3.6
Depreciation and amortization	312	266	16.8
Special items, net	415	34	nm
Other	1,169	1,114	5.0

Total mainline operating expenses	10,348	9,647	7.3
Regional expenses:
Fuel	1,053	1,099	(4.2)
Other	2,364	2,364	—

Total regional expenses	3,417	3,463	(1.3)

Total operating expenses	$13,765	$13,110	5.0

Total operating expenses were $13.77 billion in 2013, an increase of $655 million, or 5.0%, compared to 2012. The increase in operating expenses was primarily due to higher salaries, wages and benefits as well as merger expenses. Higher salaries, wages and benefits was primarily driven by the new March 2013 flight attendant CBA, profit sharing and certain share-based compensation programs. See detailed explanations below relating to the other changes in operating expenses.

Mainline Operating Expenses:

Significant changes in the components of mainline operating expenses are as follows:

•	Aircraft fuel and related taxes decreased 0.2% primarily due to a 4.0% decrease in the average price per gallon of fuel to $3.04 in 2013 from $3.17 in 2012.

•	Salaries, wages and benefits increased 8.7% primarily due to the new March 2013 flight attendant CBA, profit sharing and certain share-based compensation programs.

•	Maintenance, materials and repairs decreased 1.6% in 2013 as compared to 2012 primarily due to a shift in the mix of aircraft engines undergoing maintenance, which carried lower overhaul costs.

•	Other rent and landing fees increased 12.2% primarily due to rate increases at certain domestic airport locations.

•

Aircraft rent decreased 7.7% due to recent lease extensions of 44 aircraft at lower average rental rates. The average number of leased aircraft in 2013 decreased as compared to 2012 as US Airways continues to purchase new replacement Airbus aircraft.

•	Depreciation and amortization increased 16.8% primarily due to an increase in owned aircraft driven by the acquisition of 21 Airbus aircraft in 2013.

Regional Operating Expenses:

Total regional expenses decreased $46 million, or 1.3%, in 2013 to $3.42 billion from $3.46 billion in 2012. The year-over-year decrease was due to a $46 million, or 4.2%, decrease in fuel costs. The average price per gallon of fuel decreased 4.4% to $3.05 in 2013 from $3.19 in 2012.

Nonoperating Income (Expense):

	2013	2012	Percent Increase (Decrease)
	(In millions)
Nonoperating income (expense):
Interest income	$5	$2	nm
Interest expense, net	(277)	(244)	13.8
Other, net	21	128	(83.5)

Total nonoperating expense, net	$(251)	$(114)	nm

Interest income was $5 million and $2 million in 2013 and 2012, respectively. Our short-term investments in each period consisted of highly liquid investments, principally money market securities and treasury bills, which provided nominal returns.

Other nonoperating income of $21 million in 2013 consisted primarily of a $30 million special credit in connection with an award received in an arbitration related to previous investments in auction rate securities, offset in part by $14 million in net foreign currency losses as a result of the overall strengthening of the U.S. dollar in 2013 and $3 million in special charges primarily related to non-cash write offs of debt issuance costs.

Other nonoperating income of $128 million in 2012 consisted primarily of a $142 million special gain related to the slot transaction with Delta. This gain was offset in part by $10 million in net foreign currency losses as a result of the overall strengthening of the U.S. dollar in 2012 and $3 million in special charges for debt prepayment penalties and non-cash write offs of certain debt issuance costs related to the refinancing of two Airbus aircraft.

2012 Compared With 2011

Operating Revenues:

	2012	2011	Percent Increase (Decrease)
	(In millions)
Operating revenues:
Mainline passenger	$8,941	$8,465	5.6
Regional passenger	3,349	3,087	8.5
Cargo	154	169	(8.6)
Other	1,481	1,419	4.3

Total operating revenues	$13,925	$13,140	6.0

Total operating revenues in 2012 were $13.93 billion as compared to $13.14 billion in 2011, an increase of $785 million, or 6.0%. Significant changes in the components of operating revenues are as follows:

•

Mainline passenger revenues were $8.94 billion in 2012 as compared to $8.47 billion in 2011. Mainline RPMs increased 2.7% as mainline capacity, as measured by ASMs, increased 2.2%, resulting in a 0.4 point increase in load factor to 84.1%. Mainline passenger yield increased 2.8% to 14.32 cents in 2012 from 13.93 cents in 2011. Mainline PRASM increased 3.3% to 12.05 cents in 2012 from 11.66 cents in 2011. These increases in mainline yield and PRASM were due principally to the strong pricing environment resulting from consumer demand for air travel.

•

Regional passenger revenues were $3.35 billion in 2012 as compared to $3.09 billion in 2011. Regional RPMs increased 3.2% as regional capacity, as measured by ASMs, increased 1.0%, resulting in a 1.7 point increase in load factor to 76.6%. Regional passenger yield increased by 5.1% to 30.77 cents in 2012 from 29.28 cents in 2011. Regional PRASM increased 7.4% to 23.56 cents in 2012 from 21.94 cents in 2011. These increases in regional yield and PRASM were the result of the same strong pricing environment discussed in mainline passenger revenues above. The availability of first class seating on certain US Airways Express regional jets during 2012 also contributed to the increase.

•

Cargo revenues were $154 million in 2012, a decrease of $15 million, or 8.6%, from 2011. The decrease in cargo revenues was primarily due to decreases in international freight volumes driven by uncertainty surrounding the European economy.

•

Other revenues were $1.48 billion in 2012, an increase of $62 million, or 4.3%, from 2011. The increase in other revenues was driven primarily by higher revenues associated with US Airways’ frequent flyer program and increases in the volume of passenger ticketing change fees.

Operating Expenses:

	2012	2011	Percent Increase (Decrease)
	(In millions)
Operating expenses:
Aircraft fuel and related taxes	$3,489	$3,400	2.6
Salaries, wages and benefits	2,402	2,183	10.1
Maintenance, materials and repairs	717	722	(0.7)
Other rent and landing fees	519	523	(0.8)
Aircraft rent	643	646	(0.5)
Selling expenses	463	451	2.8
Depreciation and amortization	266	261	1.9
Special items, net	34	24	41.4
Other	1,114	1,113	(0.1)

Total mainline operating expenses	9,647	9,323	3.5
Regional expenses:
Fuel	1,099	1,058	3.8
Other	2,364	2,333	1.4

Total regional expenses	3,463	3,391	2.1

Total operating expenses	$13,110	$12,714	3.1

Total operating expenses were $13.11 billion in 2012, an increase of $396 million, or 3.1%, compared to 2011. The increase in operating expenses was primarily driven by a $219 million, or 10.1%, increase in salaries, wages and benefits as well as a $130 million, or 2.9%, increase in mainline and regional fuel costs. The increase in salaries, wages and benefits was primarily due to profit sharing and other variable compensation programs driven by US Airways’ record profitability and the 166% increase in the price of US Airways Group’s common stock during 2012. Fuel costs increased as the average price per gallon of fuel increased 1.9% to $3.17 in 2012 from $3.11 in 2011, on a 0.9% increase in consumption.

Mainline Operating Expenses:

Significant changes in the components of mainline operating expenses are as follows:

•	Aircraft fuel and related taxes increased 2.6% primarily due to a 2.0% increase in the average price per gallon of fuel to $3.17 in 2012 from $3.11 in 2011.

•

Salaries, wages and benefits increased 10.1% primarily due to profit sharing and other variable compensation programs driven by US Airways’ record profitability and a 166% increase in the price of US Airways Group’s common stock from $5.07 to $13.50 during 2012.

Regional Operating Expenses:

Total regional expenses increased $72 million, or 2.1%, in 2012 to $3.46 billion from $3.39 billion in 2011. The year-over-year increase was primarily driven by a $41 million, or 3.8%, increase in fuel costs and a $31 million, or 1.4%, increase in other regional expenses. The average price per gallon of fuel increased 1.9% to $3.19 in 2012 from $3.13 in 2011, on a 1.9% increase in fuel consumption. The increase in other regional expenses was driven by higher amounts paid under capacity purchase agreements.

Nonoperating Income (Expense):

	2012	2011	Percent Increase (Decrease)
	(In millions)
Nonoperating income (expense):
Interest income	$2	$4	(62.3)
Interest expense, net	(244)	(225)	8.5
Other, net	128	(6)	nm

Total nonoperating expense, net	$(114)	$(227)	(49.5)

Other nonoperating income of $128 million in 2012 consisted primarily of a $142 million special gain related to the slot transaction with Delta. This gain was offset in part by $10 million in net foreign currency losses as a result of the overall strengthening of the U.S. dollar in 2012 and $3 million in special charges for debt prepayment penalties and non-cash write offs of certain debt issuance costs related to the refinancing of two Airbus aircraft.

Other nonoperating expense of $6 million in 2011 consisted primarily of $17 million in net foreign currency losses as a result of the overall strengthening of the U.S. dollar in 2011, offset by $7 million in net special credits. The net special credits included a $15 million credit in connection with an award received in an arbitration related to investments in auction rate securities, offset in part by $6 million for debt prepayment penalties and non-cash write offs of certain debt issuance costs related to the refinancing of five Airbus aircraft as well as $2 million for losses related to investments in auction rate securities.

Liquidity and Capital Resources

As of December 31, 2013, our total cash, short-term investments and restricted cash was $3.59 billion, of which $333 million was restricted.

Sources and Uses of Cash

In connection with the Merger, we applied acquisition accounting as of December 9, 2013 and our statements of operations for the period from December 9 through December 31, 2013 reflect the related adjustments. As a result, the financial statements after December 9, 2013 are not comparable to the financial statements for any period prior to the Merger. In order to provide a more meaningful comparison to prior year results, the results of the 2013 Successor and Predecessor Periods have been combined for purposes of Sources and Uses of Cash below. In addition, certain prior period amounts have been reclassified between various financial statement line items to conform to the new AAG financial statement presentation.

US Airways Group

2013 Compared to 2012

Operating Activities

Net cash provided by operating activities was $1.16 billion and $1.02 billion in 2013 and 2012, respectively, a year-over-year improvement of $139 million. This increase in cash flows during 2013 was due principally to our operating profitability resulting from the growth in revenues driven by strong demand for air travel.

Investing Activities

Net cash used in investing activities was $2.15 billion and $1.20 billion in 2013 and 2012, respectively.

Principal investing activities in 2013 included expenditures of $1.26 billion for property and equipment and consisted primarily of the purchase of 21 Airbus aircraft and $172 million for pre-delivery deposits for 36 Airbus aircraft on order. Investing activities also included a $725 million increase in short-term investments.

Principal investing activities in 2012 included expenditures of $610 million for property and equipment and consisted primarily of the purchase of 10 Airbus aircraft and costs related to the installation of the Envoy Suite on wide-body Airbus A330-300 aircraft. Investing activities also included a $454 million increase in short-term investments and expenditures of $165 million for pre-delivery deposits for 34 Airbus aircraft on order. These cash outflows were offset in part by a $29 million decrease in restricted cash due to a change in the amount of holdback held by certain credit card processors for advance ticket sales for which US Airways had not yet provided air transportation.

Financing Activities

Net cash provided by financing activities was $1.14 billion and $156 million in 2013 and 2012, respectively.

Principal financing activities in 2013 included proceeds from the issuance of debt of $3.43 billion, primarily consisting of $1.60 billion from our 2013 Citicorp credit facility, $1.09 billion from Enhanced Equipment Trust Certificate (“EETC”) equipment notes associated with aircraft deliveries in 2013 and $500 million from our 6.125% senior notes. These cash inflows were offset in part by debt repayments of $2.24 billion, including the $1.10 billion repayment of our former Citicorp North America term loan, as well as the repayment of our Barclays prepaid miles loan and Airbus advance.

Principal financing activities in 2012 included proceeds from the issuance of debt of $634 million, primarily consisting of $441 million from equipment notes associated with EETC transactions and $100 million from a slot financing transaction. These cash inflows were offset in part by debt repayments of $495 million, including the repayment of $60 million in existing debt associated with two Airbus aircraft refinanced by the May 2012 EETC issuance.

2012 Compared to 2011

Operating Activities

Net cash provided by operating activities was $1.02 billion and $472 million in 2012 and 2011, respectively, a year-over-year improvement of $545 million. This increase was due principally to our record profits in 2012 resulting from the growth in revenues driven by consumer demand for air travel.

Investing Activities

Net cash used in investing activities was $1.20 billion and $531 million in 2012 and 2011, respectively.

Principal investing activities in 2012 included expenditures of $610 million for property and equipment and consisted primarily of the purchase of 10 Airbus aircraft and costs related to the installation of the Envoy Suite on wide-body Airbus A330-300 aircraft. Investing activities also included a $454 million increase in short-term investments and expenditures of $165 million for pre-delivery deposits for 34 Airbus aircraft on order. These cash outflows were offset in part by a $29 million decrease in restricted cash due to a change in the amount of holdback held by certain credit card processors for advance ticket sales for which US Airways had not yet provided air transportation.

Principal investing activities in 2011 included expenditures of $493 million for property and equipment and consisted primarily of the purchase of eight Airbus aircraft and various additions related to information technology, rotable parts, ground service and other flight equipment. Investing activities also included expenditures of $100 million for pre-delivery deposits for 24 Airbus aircraft on order and a $7 million increase in investments. These cash outflows were offset in part by net cash proceeds of $63 million obtained in the slot transaction with Delta.

Financing Activities

Net cash provided by financing activities was $156 million and $88 million in 2012 and 2011, respectively.

Principal financing activities in 2012 included proceeds from the issuance of debt of $634 million, primarily consisting of $441 million from equipment notes associated with EETC transactions and $100 million from a slot financing transaction. These cash inflows were offset in part by debt repayments of $495 million, including the repayment of $60 million in existing debt associated with two Airbus aircraft refinanced by the May 2012 EETC issuance.

Principal financing activities in 2011 included proceeds from the issuance of debt of $764 million, primarily consisting of $524 million from equipment notes associated with EETC transactions. These proceeds were offset in part by debt repayments of $675 million, including the repayment of $206 million in existing debt associated with five Airbus aircraft refinanced by the June 2011 EETC issuance.

US Airways

2013 Compared to 2012

Operating Activities

Net cash provided by operating activities was $1.12 billion and $995 million in 2013 and 2012, respectively, a year-over-year improvement of $127 million. This increase in cash flows during 2013 was due principally to US Airways’ operating profitability resulting from the growth in revenues driven by strong demand for air travel.

Investing Activities

Net cash used in investing activities was $2.14 billion and $1.19 billion in 2013 and 2012, respectively.

Principal investing activities in 2013 included expenditures of $1.24 billion for property and equipment and consisted primarily of the purchase of 21 Airbus aircraft and $172 million for pre-delivery deposits for 36 Airbus aircraft on order. Investing activities also included a $725 million increase in short-term investments.

Principal investing activities in 2012 included expenditures of $601 million for property and equipment and consisted primarily of the purchase of 10 Airbus aircraft and costs related to the installation of the Envoy Suite on wide-body Airbus A330-300 aircraft. Investing activities also included a $454 million increase in short-term investments and expenditures of $165 million for pre-delivery deposits for 34 Airbus aircraft on order. These cash outflows were offset in part by a $29 million decrease in restricted cash due to a change in the amount of holdback held by certain credit card processors for advance ticket sales for which US Airways had not yet provided air transportation.

Financing Activities

Net cash provided by financing activities was $1.17 billion and $172 million in 2013 and 2012, respectively.

Principal financing activities in 2013 included proceeds from the issuance of debt of $2.93 billion, primarily consisting of $1.60 billion from US Airways’ 2013 Citicorp credit facility and $1.09 billion from EETC equipment notes associated with aircraft deliveries in 2013. These cash inflows were offset in part by a $804 million decrease in the intercompany payable to US Airways Group, consisting of the repayment of US Airways Group’s former Citicorp North America term loan and Barclays prepaid miles loan, offset in part by proceeds from the issuance of US Airways Group’s 6.125% senior notes. Debt repayments were $911 million and included the repayment of the Airbus advance.

Principal financing activities in 2012 included proceeds from the issuance of debt of $634 million, primarily consisting of $441 million from equipment notes associated with EETC transactions and $100 million from a slot financing transaction. These cash inflows were offset in part by debt repayments of $479 million, including the repayment of $60 million in existing debt associated with two Airbus aircraft refinanced by the May 2012 EETC issuance.

2012 Compared to 2011

Operating Activities

Net cash provided by operating activities was $995 million and $440 million in 2012 and 2011, respectively, a year-over-year improvement of $555 million. This increase was due principally to US Airways’ record profits in 2012 resulting from the growth in revenues driven by consumer demand for air travel.

Investing Activities

Net cash used in investing activities was $1.19 billion and $519 million in 2012 and 2011, respectively.

Principal investing activities in 2012 included expenditures of $601 million for property and equipment and consisted primarily of the purchase of 10 Airbus aircraft and costs related to the installation of the Envoy Suite on wide-body Airbus A330-300 aircraft. Investing activities also included a $454 million increase in short-term investments and expenditures of $165 million for pre-delivery deposits for 34 Airbus aircraft on order. These cash outflows were offset in part by a $29 million decrease in restricted cash due to a change in the amount of holdback held by certain credit card processors for advance ticket sales for which US Airways had not yet provided air transportation.

Principal investing activities in 2011 included expenditures of $481 million for property and equipment and consisted primarily of the purchase of eight Airbus aircraft and various additions related to information technology, rotable parts, ground service and other flight equipment. Investing activities also included expenditures of $100 million for pre-delivery deposits for 24 Airbus aircraft on order and a $7 million increase in investments. These cash outflows were offset in part by net cash proceeds of $63 million obtained in the slot transaction with Delta.

Financing Activities

Net cash provided by financing activities was $172 million and $104 million in 2012 and 2011, respectively.

Principal financing activities in 2012 included proceeds from the issuance of debt of $634 million, primarily consisting of $441 million from equipment notes associated with EETC transactions and $100 million from a slot financing transaction. These cash inflows were offset in part by debt repayments of $479 million, including the repayment of $60 million in existing debt associated with two Airbus aircraft refinanced by the May 2012 EETC issuance.

Principal financing activities in 2011 included proceeds from the issuance of debt of $764 million, primarily consisting of $524 million from equipment notes associated with EETC transactions. These proceeds were offset in part by debt repayments of $659 million, including the repayment of $206 million in existing debt associated with five Airbus aircraft refinanced by the June 2011 EETC issuance.

Commitments

Significant Indebtedness

As of December 31, 2013, we had $6.04 billion of long-term debt and capital leases (including current maturities and before discount on debt). Our significant indebtedness includes the following:

2013 Citicorp Credit Facility

US Airways Group and certain other subsidiaries of US Airways Group are guarantors of the 2013 Citicorp credit facility loan agreement dated as of May 23, 2013. In connection with the closing of the Merger, AAG and American entered into a joinder to the 2013 Citicorp credit facility loan agreement pursuant to which AAG and American became guarantors under such agreement.

The 2013 Citicorp credit facility consists of $1.0 billion of tranche B-1 term loans (“Tranche B-1”) and $600 million of tranche B-2 term loans (“Tranche B-2”). Voluntary prepayments may be made by US Airways at any time, with a premium of 1% applicable to certain prepayments made prior to the date that is six months following January 16, 2014. Mandatory prepayments of the term loans are required to the extent necessary to comply with US Airways’ covenants regarding the collateral coverage ratio and certain dispositions of collateral. In addition, under the Citicorp credit facility agreement, if a “change of control” (as defined in the Citicorp credit facility agreement and which does not include the Merger) occurs, US Airways will (absent an amendment or waiver) be required to repay the outstanding loans in full together with accrued interest thereon to the date of such prepayment.

The 2013 Citicorp credit facility bears interest at an index rate plus an applicable index margin or, at US Airways’ option, LIBOR (subject to a floor of 0.75%) plus an applicable LIBOR margin. The applicable LIBOR margin is 2.75% for Tranche B-1 and 2.25% for Tranche B-2.

Tranche B-1 and Tranche B-2 mature on May 23, 2019 and November 23, 2016, respectively (unless otherwise extended by the applicable parties), and each is repayable in annual installments to be paid on each anniversary of the closing date in an amount equal to 1% of the initial aggregate principal amount of the loans with any unpaid balance due on the maturity date of the respective tranche.

The obligations of US Airways under the 2013 Citicorp credit facility are secured by liens on certain route authorities, certain take-off and landing rights at certain airports and certain other assets of US Airways. US Airways is required to maintain a certain minimum ratio of appraised value of the collateral to the outstanding loans under the 2013 Citicorp credit facility as more fully described below in “Collateral Related Covenants.”

The 2013 Citicorp credit facility agreement includes affirmative, negative and financial covenants that, among other things, (a) require US Airways to ensure that AAG and its restricted subsidiaries maintain unrestricted liquidity of not less than $2 billion, with not less than $750 million held in accounts subject to control agreements, and (b) restrict the ability of US Airways Group, its subsidiaries party to the 2013 Citicorp credit facility, AAG and American to make certain investments, pay dividends and make certain other payments, make certain acquisitions, incur liens on the collateral, dispose of collateral, enter into certain affiliate transactions and engage in certain business activities, in each case subject to certain exceptions. The 2013 Citicorp credit facility agreement contains events of default customary for similar financings, including a cross-default provision to certain other material indebtedness of US Airways and the guarantors. Upon the occurrence of an event of default, the outstanding obligations under the 2013 Citicorp credit facility may be accelerated and become due and payable immediately.

See Notes 5 and 4 to the consolidated financial statements in Part II, Items 8A and 8B, respectively, for further information on all indebtedness as of December 31, 2013.

Senior Secured Notes

In March 2011, American issued $1.0 billion aggregate principal amount of senior secured notes due 2016 (the “Senior Secured Notes”) guaranteed on an unsecured basis by AAG. In connection with the closing of the Merger, US Airways and US Airways Group entered into a First Supplemental Indenture, dated as of December 9, 2013, pursuant to which US Airways and US Airways Group became guarantors. The Senior Secured Notes bear interest at a rate of 7.50% per annum, payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2011.

Credit and Guaranty Agreements

On June 27, 2013, American and AAG entered into a Credit and Guaranty Agreement (as amended, “the Credit Agreement”) with certain lenders. The Credit Agreement provides for a $1.9 billion term loan facility (the “Term Loan Facility”) and a $1.0 billion revolving credit facility (the “Revolving Facility” and, together with the Term Loan Facility, the “Credit Facilities”). As of December 31, 2013, American had borrowed $1.9 billion under the Term Loan Facility. The Credit Facilities are secured obligations of American and guaranteed by AAG. The Revolving Facility provides that American may from time to time borrow, repay and reborrow loans thereunder and have letters of credit issued thereunder in an aggregate amount outstanding at any time of up to $1.0 billion. As of December 31, 2013, there were no borrowings outstanding under the Revolving Facility.

In connection with the closing of the Merger, US Airways Group and US Airways joined the Credit Facilities as guarantors. Following the joinder, certain minimum dollar-thresholds under the negative and financial covenants in the Credit Facilities were automatically increased. The Term Loan Facility and Revolving Facility mature on June 27, 2019 and June 27, 2018, respectively, unless otherwise extended by the applicable parties. The Term Loan Facility is repayable in quarterly installments in an amount equal to 0.25% of the original principal amount thereof with any unpaid balance due on the maturity date of the Term Loan Facility.

Collateral Related Covenants

Certain of our debt financing agreements contain loan to value ratio covenants and require us under our respective financing agreements to periodically appraise the collateral. Pursuant to such agreements, if the loan to value ratio exceeds a specified threshold, we are required, as applicable, to subject additional qualifying collateral (which in some cases may include cash collateral), pay down such financing, in whole or in part, with premium (if any), or pay additional interest on the related indebtedness, as described below.

Specifically, we are required to meet certain collateral coverage tests on a periodic basis on our 2013 Citicorp credit facility in each case, as described below:

Frequency of Appraisals of Appraised Collateral	Once per Fiscal Year (a)

LTV Requirement

1.5x Collateral valuation to amount of debt outstanding (equivalent to maximum LTV of 67%); if collateral test is not met, US Airways must deposit additional unrestricted cash, post additional collateral, repay debt or any combination of the foregoing until the test is met

LTV as of Last Measurement Date	60.7%

Collateral Description

Generally, certain route authorities, certain slots (e.g., at Washington National, LaGuardia and London), accounts receivable, certain engines, certain spare parts and ground service equipment, certain simulators, certain leasehold real estate assets and cash

(a)	– With respect to spare parts, one physical appraisal and one desktop appraisal are required in each Fiscal Year.

As of December 31, 2013, we were in compliance with the most recently completed collateral coverage test for the 2013 Citicorp credit facility, as applicable.

Covenants and Credit Rating

In addition to the minimum cash balance requirements, our long-term debt agreements contain various negative covenants that restrict or limit our actions, including our ability to pay dividends and make certain other payments. Our long-term debt agreements also generally contain cross-default provisions, which may be triggered by defaults by us under other agreements relating to indebtedness. See Part I, Item 1A, Risk Factors – “Our high level of fixed obligations may limit our ability to fund general corporate requirements and obtain additional financing, may limit our flexibility in responding to competitive developments and causes our business to be vulnerable to adverse economic and industry conditions” and “Any failure to comply with the covenants contained in our financing arrangements may have a material adverse effect on our business, results of operations and financial condition.” As of December 31, 2013, we and our subsidiaries were in compliance with the covenants in our long-term debt agreements.

The following table details our credit ratings as of December 31, 2013:

	S&P	Fitch	Moody’s
	Local Issuer Credit Rating	Issuer Default Credit Rating	Corporate Family Rating
US Airways Group	*	B+	B1
US Airways	B	B+	*

(*)	The credit agency does not rate this category.

Credit Card Processing Agreements

We have agreements with companies that process customer credit card transactions for the sale of air travel and other services. Credit card processors have financial risk associated with tickets purchased for travel because, although the processor generally forwards the cash related to the purchase to us soon after the purchase is completed, the air travel generally occurs after that time, and the processor may have liability if we do not ultimately provide the air travel. Our agreements allow these processing companies, under certain conditions, to hold an amount of our cash (referred to as a “holdback”) equal to a portion of advance ticket sales that have been processed by that company, but for which we have not yet provided the air transportation. We are not currently required to maintain any holdbacks pursuant to these requirements. These holdback requirements can be modified at the discretion of the processing companies, up to the estimated liability for future air travel purchased with the respective credit cards, upon the occurrence of specified events, including material adverse changes in our financial condition. The amount that the processing companies may withhold also varies as a result of changes in financial risk due to seasonal fluctuations in ticket volume. Additional holdback requirements will reduce our liquidity in the form of unrestricted cash by the amount of the holdbacks. These holdback amounts are reflected on our consolidated balance sheet as restricted cash.

Aircraft and Engine Purchase Commitments

US Airways has definitive purchase agreements with Airbus for the acquisition of 134 aircraft, including 97 single-aisle A320 family aircraft and 37 widebody aircraft (comprised of 22 A350 XWB aircraft and 15 A330-200 aircraft). Since 2008, when deliveries commenced under the purchase agreements, US Airways has taken delivery of 79 aircraft through December 31, 2013, which includes four A320 aircraft, 63 A321 aircraft and 12 A330-200 aircraft. US Airways plans to take delivery of 17 A321 aircraft in 2014, with the remaining 13 A320 family aircraft scheduled to be delivered in 2015. In addition, US Airways plans to take delivery of the remaining three A330-200 aircraft in 2014. Deliveries of the 22 A350 XWB aircraft are scheduled to begin in 2017 and extend through 2019.

US Airways has agreements for the purchase of eight new IAE V2500-A5 spare engines scheduled for delivery through 2014 for use on the A320 family fleet, three new Trent 700 spare engines delivered through 2013 for use on the A330-200 fleet and three new Trent XWB spare engines scheduled for delivery in 2017 through 2018 for use on the A350 XWB aircraft. US Airways has taken delivery of three Trent 700 spare engines and five V2500-A5 spare engines through December 31, 2013.

Under all of our aircraft and engine purchase agreements, our total future commitments as of December 31, 2013 are expected to be approximately $3.82 billion through 2019 as follows: $977 million in 2014, $561 million in 2015, $112 million in 2016, $686 million in 2017, $946 million in 2018 and $542 million thereafter, which includes predelivery deposits and payments. We have financing commitments for all future Airbus aircraft deliveries. See Part I, Item 1A, Risk Factors – “Increased costs of financing, a reduction in the availability of financing and fluctuations in interest rates could adversely affect our liquidity, results of operations and financial condition” and “Our high level of fixed obligations may limit our ability to fund general corporate requirements and obtain additional financing, may limit our flexibility in responding to competitive developments and causes our business to be vulnerable to adverse economic and industry conditions.”

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

We have no off-balance sheet arrangements of the types described in the first three categories above that we believe may have a material current or future effect on financial condition, liquidity or results of operations. Certain guarantees that we do not expect to have a material current or future effect on our financial condition, liquidity or results of operations are disclosed in Note 10(f) to the consolidated financial statements of US Airways Group included in Item 8A of this report and Note 9(f) to the consolidated financial statements of US Airways included in Item 8B of this report.

Pass Through Trusts

US Airways has 67 owned aircraft, 112 leased aircraft and three leased engines, which were financed with pass through trust certificates, or EETCs, issued by pass through trusts. These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of flight equipment. Rather than finance each aircraft separately when such aircraft is purchased, delivered or refinanced, these trusts allowed US Airways to raise the financing for several aircraft at one time and place such funds in escrow pending the purchase, delivery or refinancing of the relevant aircraft. The trusts were also structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to US Airways.

Each trust covered a set amount of aircraft scheduled to be delivered or refinanced within a specific period of time. At the time of each covered aircraft financing, the relevant trust used the funds in escrow to purchase equipment notes relating to the financed aircraft. The equipment notes were issued, at US Airways’ election, in connection with a mortgage financing of the aircraft or, in certain cases, by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leased the aircraft to US Airways. In both cases, the equipment notes are secured by a security interest in the aircraft. The pass through trust certificates are not direct obligations of, nor are they guaranteed by, US Airways Group or US Airways. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of US Airways and, in certain instances, are guaranteed by US Airways Group. As of December 31, 2013, $2.52 billion associated with these mortgage financings is reflected as debt in the accompanying consolidated balance sheet.

With respect to leveraged leases, US Airways evaluated whether the leases had characteristics of a variable interest entity. US Airways concluded the leasing entities met the criteria for variable interest entities. US Airways generally is not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates US Airways to absorb decreases in value or entitles US Airways to participate in increases in the value of the aircraft. US Airways does not provide residual value guarantees to the bondholders or equity participants in the trusts. Each lease does have a fair market value or a fixed price purchase option that allows US Airways to purchase the aircraft at or near the end of the lease term. However, the option price approximates an estimate of the aircraft’s fair value at the option date. Under this feature, US Airways does not participate in any increases in the value of the aircraft. US Airways concluded it was not the primary beneficiary under these arrangements. Therefore, US Airways accounts for its EETC leveraged lease financings as operating leases. US Airways’ total future obligations under these leveraged lease financings are $2.07 billion as of December 31, 2013.

Contractual Obligations

The following table provides details of our future cash contractual obligations as of December 31, 2013 (in millions):

	Payments Due by Period
	2014	2015	2016	2017	2018	Thereafter	Total
US Airways Group (1)
Debt (2)	$22	$—	$—	$—	$500	$30	$552
Interest obligations (3)	33	33	33	33	18	14	164
US Airways (4)
Debt and capital lease obligations (5) (6)	467	445	932	377	534	2,736	5,491
Interest obligations (3) (6)	253	227	197	168	144	305	1,294
Aircraft purchase and operating lease commitments (7)	1,848	1,280	736	1,266	1,385	1,902	8,417
Regional capacity purchase agreements (8)	1,145	1,008	861	729	550	1,156	5,449
Other US Airways Group subsidiaries (9)	11	10	8	7	5	1	42

Total	$3,779	$3,003	$2,767	$2,580	$3,136	$6,144	$21,409

(1)	These commitments represent those entered into by US Airways Group.
(2)	Excludes $7 million of unamortized debt discount as of December 31, 2013.
(3)	For variable-rate debt, future interest obligations are shown above using interest rates in effect as of December 31, 2013.
(4)	These commitments represent those entered into by US Airways.
(5)	Excludes $19 million of unamortized debt discount as of December 31, 2013.
(6)

Includes $2.52 billion of future principal payments and $828 million of future interest payments as of December 31, 2013, respectively, related to pass through trust certificates or EETCs associated with mortgage financings for the purchase of certain aircraft as described under “Off-Balance Sheet Arrangements” and in Note 10(c) to US Airways Group’s and Note 9(c) to US Airways’ consolidated financial statements in Item 8A and 8B of this report, respectively.

(7)

Includes $2.07 billion of future minimum lease payments related to EETC leveraged leased financings of certain aircraft as of December 31, 2013, as described under “Off-Balance Sheet Arrangements” and in Note 10(c) to US Airways Group’s and Note 9(c) to US Airways’ consolidated financial statements in Item 8A and 8B of this report, respectively.

(8)

Represents minimum payments under capacity purchase agreements with third-party regional carriers. These commitments are estimates of costs based on assumed minimum levels of flying under the capacity purchase agreements and our actual payments could differ materially.

(9)	Represents operating lease commitments entered into by US Airways Group’s other airline subsidiaries, Piedmont and PSA.

In light of our significant financial commitments related to, among other things, new aircraft and the servicing and amortization of existing debt and equipment leasing arrangements, we regularly consider and enter into negotiations related to capital raising activity, which may include the entry into leasing transactions and future issuances of secured or unsecured debt. The cash available to us from operations and these sources, however, may not be sufficient to cover these cash obligations because economic factors may reduce the amount of cash generated by operations or increase our costs. For instance, an economic downturn or general global instability caused by military actions, terrorism, disease outbreaks and natural disasters could reduce the demand for air travel, which would reduce the amount of cash generated by operations. An increase in our costs, either due to an increase in borrowing costs caused by a general increase in interest rates or due to an increase in the cost of fuel, maintenance, aircraft and aircraft engines and parts, could decrease the amount of cash available to cover the cash obligations. Moreover, the 2013 Citicorp credit facility and certain of our other financing arrangements contain significant minimum cash balance requirements. As a result, we cannot use all of our available cash to fund operations, capital expenditures and cash obligations without violating these requirements.

In the past, we have from time to time refinanced, redeemed or repurchased our debt and taken other steps to reduce or otherwise manage the aggregate amount and cost of our debt or lease obligations or otherwise improve our balance sheet. Going forward, depending on market conditions, our cash position and other considerations, we may continue to take such actions.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. We believe our estimates and assumptions are reasonable; however, actual results could differ from those estimates. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and potentially result in materially different results under different assumptions and conditions. We have identified the following critical accounting policies that impact the preparation of our consolidated financial statements. See also the summary of significant accounting policies included in Note 2 to the consolidated financial statements in Part II, Items 8A and 8B of this Annual Report on Form 10-K for additional discussion of the application of these estimates and other accounting policies.

Passenger Revenue

Passenger revenue is recognized when transportation is provided. Ticket sales for transportation that has not yet been provided are initially deferred and recorded as air traffic liability on the consolidated balance sheets. The air traffic liability represents tickets sold for future travel dates and estimated future refunds and exchanges of tickets sold for past travel dates. The balance in the air traffic liability fluctuates throughout the year based on seasonal travel patterns and fare sale activity. Our air traffic liability was $1.24 billion and $1.09 billion as of December 31, 2013 and 2012, respectively.

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

Long-lived Assets

Long-lived assets consist of flight equipment along with other fixed assets and amortizing intangible assets such as certain domestic take-off and landing rights, customer relationships, marketing agreements and tradenames. In addition to the original cost, the recorded value of our fixed assets is impacted by a number of estimates made, including estimated useful lives, salvage values and our determination as to whether aircraft are temporarily or permanently grounded. Amortizing intangible assets are originally recorded at their acquired fair values and are subsequently amortized over their estimated useful lives. See Note 2 to the consolidated financial statements in Part II, Items 8A and 8B for further information.

We record impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets and the net book value of the assets exceeds their estimated fair value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Cash flow estimates are based on historical results adjusted to reflect management’s best estimate of future market and operating conditions including our current fleet plan and consideration of any modifications thereto. Estimates of fair value represent management’s best estimate based on appraisals, industry trends and reference to market rates and transactions.

The majority of our fleet types are depreciated over 25-30 years. It is possible that the ultimate lives of our aircraft will be significantly different than the current estimate due to unforeseen events in the future that impact our fleet plan, including positive or negative developments in the areas described above. For example, operating the aircraft for a longer period will result in higher maintenance, fuel and other operating costs than if we replaced the aircraft.

Goodwill and Indefinite-lived Assets

Goodwill represents the excess of the purchase price over the net fair value of the net assets acquired and liabilities. Goodwill is not amortized but tested for impairment annually on October 1 or more frequently if events or circumstances indicate. We have one consolidated reporting unit.

Goodwill is measured for impairment by initially performing a qualitative test and, if necessary, then comparing the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is less than the carrying value, a second step is performed to determine the implied fair value of goodwill. If the implied fair value of goodwill is lower than its carrying value, an impairment charge equal to the difference is recorded. As we were acquired on December 9, 2013, an impairment test was unnecessary in 2013 as no events or circumstances were identified to indicate the fair value of the reporting unit was less than its carrying amount.

Our indefinite-lived intangible assets other than goodwill include certain international and domestic take-off and landing rights. Indefinite-lived intangible assets are not amortized but tested for impairment annually on October 1 or more frequently if events or circumstances indicate. Indefinite-lived assets are measured for impairment by initially performing a qualitative test and, if necessary, then comparing the fair value of the indefinite-lived intangible asset to its carrying value. If the fair value of the indefinite-lived intangible asset is lower than its carrying value, an impairment charge equal to the difference is recorded. The fair values of indefinite-lived intangible assets are primarily based on available market pricing for comparable assets along with estimates of discounted future cash flows, using assumptions based on historical results adjusted to reflect management’s best estimate of future market and operating conditions. Changes in industry capacity, demand for air transportation, regulatory considerations such as “open skies” arrangements and other factors can significantly impact the fair value of the our indefinite-lived assets. Based upon our annual impairment testing, there was no impairment of indefinite-lived assets in 2013.

Business Combination Measurements

In accordance with applicable accounting standards, we estimated the fair value of our assets and liabilities as of the closing date of the Merger, December 9, 2013. These fair value adjustments did not result in gains or losses, but were instead an input to the calculation of goodwill related to the excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed by AAG in the Merger. Additional changes in the fair values of these assets and liabilities from the current estimated values, as well as changes in other assumptions could significantly impact the reported value of goodwill.

The fair values of the assets acquired and liabilities assumed were determined using the market, income and cost approaches. The fair value measurements were primarily based on significant inputs that are not observable in the market, other than certain long-term debt assumed by AAG in the Merger. The market approach, which indicates value for a subject asset based on available market pricing for comparable assets, was utilized to estimate the fair value of US Airways’ aircraft and operating leases. The market approach used includes prices and other relevant information generated by market transactions involving comparable assets, as well as pricing guides and other sources. We considered the current market for the aircraft, the maintenance condition of the aircraft and the expected proceeds from the sale of the assets, among other factors. We also utilized the market approach to value certain intangible assets such as airport take-off and landing slots when sufficient market information was available. The income approach was primarily used to value intangible assets, including customer relationships, marketing agreements, certain international route authorities and our tradename. The income approach indicates value for a subject asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a required market rate of return that reflects the relative risk of achieving the cash flows and the time value of money. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used, as appropriate, for certain assets for which the market and income approaches could not be applied due to the nature of the asset. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the asset, less an allowance for loss in value due to depreciation. The fair value of the Dividend Miles frequent flyer program liability was determined based on the equivalent ticket value of outstanding miles which were expected to be redeemed at December 9, 2013. The equivalent ticket value contemplates purchased tickets that have similar restrictions as frequent flyer awards.

Frequent Flyer Programs

The Dividend Miles frequent flyer program awards mileage credits to passengers who fly on US Airways, American, Star Alliance carriers and certain other partner airlines that participate in the program. Mileage credits can be redeemed for travel on American, US Airways or other participating partner airlines, in which case we pay a fee. Effective March 31, 2014, US Airways will join the oneworld alliance and exit the Star Alliance. At that point, frequent flyer program reciprocity will begin with oneworld partner airlines and will be discontinued for many Star Alliance airlines. Mileage credits can also be earned through purchases from other non-airline partners that participate in our respective loyalty programs.

We use the incremental cost method to account for the portion of our frequent flyer liability incurred when Dividend Miles members earn mileage credits by flying on US Airways, American or our third-party regional carriers. We have an obligation to provide future travel when these mileage credits are redeemed and therefore have recorded a liability for mileage credits outstanding.

The incremental cost liability includes all mileage credits that are expected to be redeemed, including mileage credits earned by members whose mileage account balances have not yet reached the minimum mileage credit level required to redeem an award. Additionally, outstanding mileage credits are subject to expiration if unused. In calculating the liability, we estimate how many mileage credits will never be redeemed for travel and exclude those mileage credits from the estimate of the liability. Estimates are also made for the number of miles that will be used per award redemption and the number of travel awards that will be redeemed on partner airlines. These estimates are based on historical program experience as well as consideration of enacted program changes, as applicable. Changes in the liability resulting from members earning additional mileage credits or changes in estimates are recorded in the statements of operations as a part of passenger revenue.

The liability for outstanding mileage credits is valued based on the estimated incremental cost of carrying one additional passenger. Incremental cost primarily includes unit costs incurred for fuel, food, and insurance as well as fees incurred when travel awards are redeemed on partner airlines. In addition, we also include in the determination of incremental cost the amount of certain fees related to redemptions expected to be collected from Dividend Miles members. These redemption fees reduce incremental cost. No profit or overhead margin is included in the accrual of incremental cost. These estimates are generally updated based upon our 12-month historical average of such costs.

We applied the acquisition method of accounting in connection with the Merger and therefore recorded the liability for our outstanding mileage credits at fair value, an amount significantly in excess of incremental cost. As of December 31, 2013, the liability for outstanding mileage credits expected to be redeemed for future travel awards under the Dividend Miles program was $932 million and is included on the consolidated balance sheets within frequent flyer liability. This liability will be reduced as miles are redeemed and new miles earned will be recorded as a liability based on the incremental cost method discussed above.

As of December 31, 2012, the liability for outstanding mileage credits expected to be redeemed for future travel awards under the Dividend Miles program was $177 million.

We also sell frequent flyer program mileage credits to participating airline partners and non-airline business partners. Sales of mileage credits to business partners is comprised of two components, transportation and marketing. Historically, we have used the residual method of accounting to determine the values of each component as there had not been a material modification to any significant agreements since our adoption of Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements” on January 1, 2011.

In connection with the Merger on December 9, 2013, a material modification occurred on all of our agreements. Therefore, we applied the relative selling price method to determine the values of each deliverable. Under the relative selling price method, we identified five revenue elements for the co-branded credit card agreement with Barclays: the transportation component; use of our brand including access to frequent flyer member lists; advertising; lounge access; and baggage services (together excluding “the transportation component,” the “marketing component”).

The transportation component represents the fair value of future travel awards and is determined using historical transaction information, including information related to customer redemption patterns. The transportation component is deferred based on its relative selling price and amortized into passenger revenue on a straight-line basis over the period in which the mileage credits are expected to be redeemed for travel.

The marketing component represents services provided by us to our business partners and relates primarily to the use of our logo and tradenames along with access to customer lists of Dividend Miles members. The marketing services are provided periodically, but no less than monthly. Accordingly, the marketing component is considered earned and recognized in other revenues in the period of the mileage sale.

As a result of the change in the marketing component value when the relative selling price method is applied, we now defer less revenue per mile sold. As of December 31, 2013 and 2012, we had $313 million and $258 million, respectively, in deferred revenue from the sale of mileage credits which is included on the consolidated balance sheets within frequent flyer liability. The marketing component of mileage sales recognized at the time of sale and included in other revenues on the consolidated statements of operations for the 2013 Successor Period, the 2013 Predecessor Period and the years ended December 31, 2012 and 2011 was approximately $18 million, $151 million, $141 million and $133 million, respectively.

A change to the estimated fair value of the transportation component could have a significant impact on revenue. A 10% increase or decrease in the estimated fair value of the transportation component would have a $19 million impact on revenue recognized in the combined 2013 Successor and Predecessor Periods.

The number of Dividend Miles one-way travel award redemptions during the combined 2013 Successor and Predecessor Periods was approximately 1.8 million, representing approximately 3.5% of our total mainline and regional RPMs during those combined periods. We believe displacement of revenue passengers is minimal given our load factors and our ability to manage frequent flyer seat inventory.

Income Taxes

We provide a valuation allowance for deferred tax assets when it is more likely than not that some portion, or all of our deferred tax assets, will not be realized. In making this determination, we consider all available positive and negative evidence in accordance with ASC 740, “Income Taxes.” At December 31, 2013, we had a full valuation allowance against our net deferred tax assets.

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

Our 2014 forecasted mainline and regional fuel consumption is presently approximately 1.54 billion gallons, and based on this forecast, a one cent per gallon increase in jet fuel price results in a $15 million increase in annual expense. We have not entered into any transactions to hedge our fuel consumption. As a result, we fully realize the effects of any increase or decrease in fuel prices.

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our variable-rate debt obligations. At December 31, 2013, our variable-rate long-term debt obligations of approximately $2.69 billion represented approximately 44% of our total long-term debt. If interest rates increased 10% in 2013, the impact on our results of operations would have been approximately $8 million of additional interest expense in the combined 2013 Successor and Predecessor Periods. Additional information regarding our debt obligations as of December 31, 2013 is as follows (dollars in millions):

	Expected Maturity Date
	2014	2015	2016	2017	2018	Thereafter	Total
Fixed-rate debt	$358	$281	$207	$234	$865	$1,412	$3,357
Weighted avg. interest rate	6.5%	6.4%	6.3%	6.3%	6.2%	5.7%
Variable-rate debt	$131	$164	$725	$143	$169	$1,354	$2,686
Weighted avg. interest rate	3.1%	3.2%	3.2%	3.3%	3.4%	3.0%

US Airways Group and US Airways have total future aircraft and spare engine purchase commitments of approximately $3.82 billion. We expect to finance such commitments either by entering into leases or debt agreements. Changes in interest rates will impact the cost of such financings.

Item 8A. Consolidated Financial Statements and Supplementary Data of US Airways Group, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

US Airways Group, Inc.:

We have audited the accompanying consolidated balance sheets of US Airways Group, Inc. and subsidiaries (the Company) as of December 31, 2013 (Successor) and December 31, 2012 (Predecessor), and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the period from December 9, 2013 to December 31, 2013 (Successor), the period from January 1, 2013 to December 8, 2013 (Predecessor), and each of the years in the two-year period ended December 31, 2012 (Predecessor). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US Airways Group, Inc. and subsidiaries as of December 31, 2013 (Successor) and December 31, 2012 (Predecessor), and the results of their operations and their cash flows for the period from December 9, 2013 to December 31, 2013 (Successor), the period from January 1, 2013 to December 8, 2013 (Predecessor), and each of the years in the two-year period ended December 31, 2012 (Predecessor), in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013 (Successor), based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Phoenix, Arizona

February 27, 2014

US Airways Group, Inc.

Consolidated Statements of Operations

(In millions, except share and per share amounts)

	Successor	Predecessor
	Period From December 9 to December 31,	Period From January 1 to December 8,	Year Ended December 31,	Year Ended December 31,
	2013	2013	2012	2011
Operating revenues:
Mainline passenger	$625	$9,048	$8,941	$8,465
Regional passenger	203	3,145	3,349	3,087
Cargo	9	145	154	169
Other	94	1,338	1,321	1,266

Total operating revenues	931	13,676	13,765	12,987
Operating expenses:
Aircraft fuel and related taxes	211	3,270	3,489	3,400
Salaries, wages and benefits	185	2,426	2,402	2,183
Regional expenses	215	3,090	3,317	3,289
Maintenance, materials and repairs	38	667	717	722
Other rent and landing fees	35	547	519	523
Aircraft rent	25	568	643	646
Selling expenses	30	450	463	451
Depreciation and amortization	22	280	257	252
Special items, net	277	138	34	24
Other	70	1,060	1,074	1,079

Total operating expenses	1,108	12,496	12,915	12,569

Operating income (loss)	(177)	1,180	850	418
Nonoperating income (expense):
Interest income	—	2	2	4
Interest expense, net	(19)	(329)	(343)	(327)
Other, net	(12)	(14)	128	(5)

Total nonoperating expense, net	(31)	(341)	(213)	(328)

Income (loss) before income taxes	(208)	839	637	90
Income tax provision	—	239	—	19

Net income (loss)	$(208)	$600	$637	$71

Earnings per common share:
Basic earnings per share	n/a	$3.30	$3.92	$0.44
Diluted earnings per share	n/a	$2.94	$3.28	$0.44
Shares used for computation (in thousands):
Basic	n/a	181,660	162,331	162,028
Diluted	n/a	208,276	203,978	163,743

See accompanying notes to consolidated financial statements.

US Airways Group, Inc.

Consolidated Statements of Comprehensive Income

(In millions)

	Successor	Predecessor
	Period From December 9 to December 31,	Period From January 1 to December 8,	Year Ended December 31,	Year Ended December 31,
	2013	2013	2012	2011
Net income (loss)	$(208)	$600	$637	$71
Other comprehensive income (loss):
Reversal of tax provision in other comprehensive income	—	—	—	21
Reversal of net unrealized gains on available-for-sale securities	—	—	—	(3)
Pension and other postretirement benefits	12	1	(9)	(30)

Total other comprehensive income (loss)	12	1	(9)	(12)

Total comprehensive income (loss)	$(196)	$601	$628	$59

See accompanying notes to consolidated financial statements.

US Airways Group, Inc.

Consolidated Balance Sheets

(In millions, except share and per share amounts)

	Successor	Predecessor
	Year Ended December 31,	Year Ended December 31,
	2013	2012
ASSETS
Current assets
Cash	$305	$154
Short-term investments	2,947	2,222
Restricted cash	333	336
Accounts receivable, net	361	286
Aircraft fuel, spare parts and supplies, net	367	300
Prepaid expenses and other	871	614

Total current assets	5,184	3,912
Operating property and equipment
Flight equipment	4,970	5,188
Ground property and equipment	489	1,005
Equipment purchase deposits	230	244

Total property and equipment, at cost	5,689	6,437
Less accumulated depreciation and amortization	(32)	(1,733)

Total property and equipment, net	5,657	4,704
Other assets
Goodwill	4,086	—
Intangibles, net of accumulated amortization of $5 million and $158 million, respectively	1,496	539
Other assets	133	241

Total other assets	5,715	780

Total assets	$16,556	$9,396

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt and capital leases	$489	$417
Accounts payable	342	271
Accrued salaries and wages	451	301
Air traffic liability	1,235	1,087
Frequent flyer liability	1,245	435
Other accrued liabilities	813	792

Total current liabilities	4,575	3,303
Noncurrent liabilities
Long-term debt and capital leases, net of current maturities	5,528	4,376
Pensions and postretirement benefits	135	209
Deferred gains and credits, net	757	290
Other liabilities	1,155	428

Total noncurrent liabilities	7,575	5,303
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.01 par value; 1,000 shares issued and outstanding at December 31, 2013; 162,502,692 shares issued and outstanding at December 31, 2012	—	2
Additional paid-in capital	4,602	2,134
Accumulated other comprehensive income (loss)	12	(7)
Accumulated deficit	(208)	(1,339)

Total stockholders’ equity	4,406	790

Total liabilities and stockholders’ equity	$16,556	$9,396

See accompanying notes to consolidated financial statements.

US Airways Group, Inc.

Consolidated Statements of Cash Flows

(In millions)

	Successor	Predecessor
	Period From December 9 to December 31,	Period From January 1 to December 8,	Year Ended December 31,	Year Ended December 31,
	2013	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$(208)	$600	$637	$71
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	25	309	287	277
Gain on slot transaction	—	—	(142)	—
Debt discount and lease amortization	(4)	(9)	7	—
Special items, non-cash	13	35	1	5
Pension and postretirement	—	1	—	(3)
Deferred income taxes	—	232	—	19
Share-based compensation	10	19	12	7
Other, net	—	7	8	10
Changes in operating assets and liabilities, net of Merger impact:
Decrease (increase) in accounts receivable	(18)	(58)	30	(14)
Increase in other current assets	(36)	(113)	(144)	(49)
Increase (decrease) in accounts payable and accrued liabilities	40	182	54	(25)
Increase (decrease) in air traffic liability	(182)	295	149	52
Increase (decrease) in frequent flyer liability	(11)	72	73	34
Increase (decrease) in other assets and liabilities	44	(89)	45	88

Net cash provided by (used in) operating activities	(327)	1,483	1,017	472

Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(132)	(1,297)	(775)	(593)
Decrease (increase) in investments	571	(1,296)	(454)	(7)
Decrease (increase) in restricted cash	(1)	4	29	(1)
Net cash proceeds from slot transaction	—	—	—	63
Proceeds from sale of property and equipment	2	1	2	7

Net cash provided by (used in) investing activities	440	(2,588)	(1,198)	(531)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(297)	(1,939)	(495)	(675)
Proceeds from issuance of long-term debt	284	3,146	634	764
Proceeds from issuance of common stock	—	3	—	—
Deferred financing costs	(5)	(66)	(23)	(14)
Airport construction obligation	4	13	40	13

Net cash provided by (used in) financing activities	(14)	1,157	156	88

Net increase (decrease) in cash	99	52	(25)	29
Cash at beginning of period	206	154	179	150

Cash at end of period	$305	$206	$154	$179

See accompanying notes to consolidated financial statements.

US Airways Group, Inc.

Consolidated Statements of Stockholders’ Equity

(In millions, except share amounts)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Predecessor Company
Balance at December 31, 2010	$2	$2,115	$14	$(2,047)	$84
Net income	—	—	—	71	71
Issuance of 242,146 shares of common stock pursuant to employee stock plans	—	—	—	—	—
Share-based compensation expense	—	7	—	—	7
Reversal of tax provision in other comprehensive income	—	—	21	—	21
Reversal of net unrealized gains on sale of available-for-sale securities	—	—	(3)	—	(3)
Pension and other postretirement benefits	—	—	(30)	—	(30)

Balance at December 31, 2011	2	2,122	2	(1,976)	150
Net income	—	—	—	637	637
Issuance of 385,790 shares of common stock pursuant to employee stock plans	—	—	—	—	—
Share-based compensation expense	—	12	—	—	12
Pension and other postretirement benefits	—	—	(9)	—	(9)

Balance at December 31, 2012	2	2,134	(7)	(1,339)	790
Net income from January 1 to December 8	—	—	—	600	600
Issuance of 2,038,519 shares of common stock pursuant to employee stock plans	—	2	—	—	2
Issuance of 32,821,874 shares of common stock pursuant to conversions of 7.25% convertible senior notes	—	151	—	—	151
Share-based compensation expense	—	19	—	—	19
Pension and other postretirement benefits	—	—	1	—	1

Balance at December 8, 2013	2	2,306	(6)	(739)	1,563

Successor Company
Merger Impact:
Elimination of equity accounts in connection with the Merger	(2)	(2,306)	6	739	(1,563)
Issuance of new stock by AAG pursuant to Merger	—	4,592	—	—	4,592
Net loss from December 9 to December 31	—	—	—	(208)	(208)
Share-based compensation expense	—	10	—	—	10
Pension and other postretirement benefits	—	—	12	—	12

Balance at December 31, 2013	$—	$4,602	$12	$(208)	$4,406

See accompanying notes to consolidated financial statements.

US Airways Group, Inc.

Notes to Consolidated Financial Statements

1. Merger and Reclassifications

Description of Transaction

On December 9, 2013 (the “Effective Date”), US Airways Group, Inc., a Delaware corporation, (“US Airways Group” or the “Company”) became a wholly owned subsidiary of American Airlines Group Inc., a Delaware corporation, (formerly known as AMR Corporation (referred to as “AMR” prior to December 9, 2013 and referred to herein as “AAG”) as a result of the merger of AMR Merger Sub, Inc. (“Merger Sub”), a wholly owned subsidiary of AAG, with and into US Airways Group (the “Merger”). In connection with the Merger, AMR Corporation changed its name from AMR Corporation to American Airlines Group Inc. The Merger was effected pursuant to an Agreement and Plan of Merger, dated as of February 13, 2013, entered into by and among AMR Corporation, US Airways Group and Merger Sub (as amended, the “Merger Agreement”).

In addition, on December 9, 2013, AMR, its principal subsidiary, American Airlines, Inc. (“American”), and certain of AMR’s other direct and indirect domestic subsidiaries (collectively, the “Debtors”) consummated their reorganization pursuant to the Debtors’ fourth amended joint plan of reorganization (as amended, the “Plan”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).

All of the equity interests in AAG were issued solely pursuant to the Merger Agreement or the Plan. Pursuant to the Plan, and in accordance with the Merger Agreement, on December 9, 2013 (i) all existing shares of AAG’s old common stock, formerly traded under the symbol “AAMRQ” on the OTCQB marketplace operated by OTC Markets Group, were cancelled and (ii) AAG was authorized to issue up to approximately 544 million shares of common stock, par value $0.01 per share, of AAG (“AAG Common Stock”) by operation of the Plan (excluding shares of AAG Common Stock issued pursuant to the Merger Agreement). Pursuant to the Merger Agreement and the Plan, each share of common stock, par value $0.01 per share, of US Airways Group (“US Airways Group Common Stock”), which was previously listed on the New York Stock Exchange and publicly traded, was converted into the right to receive one share of AAG Common Stock. The aggregate number of shares of AAG Common Stock issuable in the Merger to holders of US Airways Group equity instruments (including stockholders, holders of convertible notes, optionees, and holders of restricted stock units (“RSUs”)) represents 28% of the diluted equity ownership of AAG. The remaining 72% diluted equity ownership in AAG (up to approximately 544 million shares) is distributable, pursuant to the Plan, to stakeholders, labor unions, and certain employees of AMR and the other Debtors and such 72% of the diluted equity ownership of AAG includes all shares of AAG Common Stock that are or may become issuable upon conversion of shares of AAG’s Series A Convertible Preferred Stock, par value $0.01 (the “AAG Preferred Stock”) such that the aggregate number of shares of AAG Common Stock issuable under the Plan will not exceed 72% of the diluted equity ownership of AAG as of the time of the Merger.

As a result of becoming a wholly-owned subsidiary of AAG, the Company applied push down accounting which results in the Company’s financial statements prior to December 9, 2013 to not be comparable with the financial statements for periods on or after December 9, 2013. References to “Successor” and “2013 Successor Period” refer to the Company on or after December 9, 2013 and the period from December 9 to December 31, 2013, respectively, after giving effect to the application of acquisition accounting. References to “Predecessor” and “2013 Predecessor Period” refer to the Company prior to December 9, 2013 and the period from January 1 to December 8, 2013, respectively.

Tax Matters

The Merger resulted in a statutory “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), which limits the Company’s future ability to utilize net operating losses generated before the ownership change and certain subsequently recognized “built-in” losses and deductions, if any, existing as of the date of the ownership change. The Company’s ability to utilize any new net operating losses arising after the ownership change is not affected. See Note 6 for additional information related to tax matters.

Fair Value of Consideration Transferred

The fair value of the consideration transferred, or the purchase price, was derived as described below based on the outstanding shares of US Airways Group common stock at December 9, 2013, the exchange ratio of one share of AAG Common Stock for each share of US Airways Group common stock, and a price per share of AAG Common Stock of $22.55, which represented the closing price of US Airways Group common stock on December 6, 2013, the last day such shares traded on the New York Stock Exchange. US Airways Group equity awards outstanding at the close of the Merger converted into equity awards with respect to AAG Common Stock. Vested equity awards held by employees of US Airways Group are considered part of the purchase price.

(in millions except per share data)
Outstanding shares of US Airways Group Common Stock at December 9, 2013 exchanged	197.4
Exchange ratio	1.0

Assumed shares of AAG Common Stock	197.4
Price per share	$22.55

Fair value of AAG Common Stock issued	$4,451
Fair value of AAG equity awards issued in exchange for outstanding US Airways Group equity awards	141

Total purchase price	$4,592

Allocation of Consideration Transferred (in millions)

The Merger has been accounted for using the acquisition method of accounting in accordance with ASC 805, “Business Combinations,” with AAG treated as the acquirer of US Airways Group for accounting purposes. The acquisition method of accounting requires, among other things, that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the acquisition date. The acquisition values have been pushed down to US Airways Group for its separate-entity financial statements as of December 9, 2013. The excess of the acquisition value over the net fair value of assets acquired and liabilities assumed was recorded as goodwill. Goodwill is not amortized, but is tested for impairment at least annually.

Cash	$206
Short-term investments	3,517
Other current assets	1,459
Operating property and equipment	5,543
Goodwill	4,086
Identifiable intangibles	1,501
Other noncurrent assets	122
Long-term debt and capital leases, including current portion	(6,026)
Air traffic liability	(1,417)
Frequent flyer liability	(1,256)
Other liabilities assumed	(3,143)

Total acquisition value	$4,592

The fair values of the assets acquired and liabilities assumed were determined using the market, income and cost approaches. The fair value measurements were primarily based on significant inputs that are not observable in the market, other than certain long-term debt assumed in the Merger. The market approach, which indicates value for a subject asset based on available market pricing for comparable assets, was utilized to estimate the fair value of US Airways’ aircraft and operating leases. The market approach included prices and other relevant information generated by market transactions involving comparable assets, as well as pricing guides and other sources. The Company considered the current market for the aircraft, the maintenance condition of the aircraft and the expected proceeds from the sale of the assets, among other factors. The Company also utilized the market approach to value certain intangible assets such as airport take-off and landing slots when sufficient market information was available. The income approach was primarily used to value intangible assets, including customer relationships, marketing agreements, certain international route authorities, and the US Airways logo and tradenames. The income approach indicates value for a subject asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a required market rate of return that reflects the relative risk of achieving the cash flows and the time value of money. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used, as appropriate, for certain assets for which the market and income approaches could not be applied due to the nature of the asset. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the asset, less an allowance for loss in value due to depreciation. The fair value of US Airways’ Dividend Miles frequent flyer program liability was determined based on the equivalent ticket value of outstanding miles which were expected to be redeemed for future travel at December 9, 2013. The equivalent ticket value contemplates purchased tickets that have similar restrictions as frequent flyer awards.

In accordance with ASC 805, the Company periodically adjusts the value of goodwill to reflect changes that occur as a result of adjustments during the measurement period following the date of acquisition.

Reclassifications

Certain prior period amounts have been reclassified between various financial statement line items to conform to the new AAG financial statement presentation. These reclassifications do not impact the historic net income. The historic financial statements do not reflect the impact of acquisition accounting, which US Airways applied prospectively to its financial statements as of December 9, 2013. These reclassifications are comprised principally of the following items:

•	Reclassifications between other operating expenses and operating revenues to conform the presentation of frequent flyer revenues.

•	Reclassifications between various operating expense line items to conform the presentation of regional airline expenses.

•	Reclassifications between other nonoperating income (expense), net and operating expenses to conform the presentation.

•	Reclassifications between various balance sheet line items to conform the presentation.

The following table summarizes the historical and revised financial statement amounts for Predecessor US Airways Group (in millions).

	Year Ended December 31,		Year Ended December 31,
	2012		2011
	As Reclassified	Historical	As Reclassified	Historical
Operating revenues:
Mainline passenger	$8,941	$8,979	$8,465	$8,501
Regional passenger	3,349	3,326	3,087	3,061
Cargo	154	155	169	170
Other	1,321	1,371	1,266	1,323
Operating expenses:
Salaries, wages and benefits	$2,402	$2,488	$2,183	$2,272
Regional expenses	3,317	3,162	3,289	3,127
Maintenance, materials and repairs	717	672	722	679
Other rent and landing fees	519	556	523	555
Selling expenses	463	466	451	454
Depreciation and amortization	257	245	252	237
Other expenses	1,074	1,220	1,079	1,235
Nonoperating income (expense):
Other, net	$128	$122	$(5)	$(13)

	At December 31,
	2012
	As Reclassified	Historical
Assets:
Cash	$154	$2,276
Short-term investments	2,222	100
Accounts receivable, net	286	298
Prepaid expenses and other	614	608
Other assets	241	235
Liabilities:
Accounts payable	$271	$366
Accrued salaries and wages	301	258
Air traffic liability	1,087	1,054
Frequent flyer liability	435	—
Other accrued liabilities	792	1,027
Pensions and postretirement benefits	209	172
Other liabilities	428	465

In addition, the Company reclassified long-term restricted cash into current assets.

2. Basis of Presentation and Summary of Significant Accounting Policies

(a) Nature of Operations and Operating Environment

US Airways Group is a holding company whose primary business activity is the operation of a major network air carrier through its wholly owned subsidiaries US Airways, Inc. (“US Airways”), Piedmont Airlines, Inc. (“Piedmont”), PSA Airlines, Inc. (“PSA”), Material Services Company, Inc. (“MSC”) and Airways Assurance Limited (“AAL”). Effective December 9, 2013, US Airways Group became a wholly owned subsidiary of AAG as a result of the Merger described in Note 1. AAG owns all of US Airways Group’s outstanding common stock, par value of $0.01 per share.

Prior to the Merger, the Company operated the fifth largest airline in the United States as measured by domestic revenue passenger miles (“RPMs”) and available seat miles (“ASMs”). US Airways has hubs in Charlotte, Philadelphia, Phoenix and Washington, D.C. at Ronald Reagan Washington National Airport (“Washington National”). As of December 31, 2013, US Airways offered scheduled passenger service on more than 3,000 flights daily to 193 communities in the United States, Canada, Mexico, Europe, the Middle East, the Caribbean, and Central and South America. US Airways also has an established East Coast route network, including the US Airways Shuttle service. US Airways had approximately 57 million passengers boarding its mainline flights in 2013. During 2013, US Airways’ mainline operation provided regularly scheduled service or seasonal service at 133 airports, while the US Airways Express network served 150 airports in the United States, Canada, Mexico and the Caribbean, including 76 airports also served by the mainline operation. US Airways Express air carriers had approximately 28 million passengers boarding their planes in 2013. As of December 31, 2013, US Airways operated 343 mainline jets and is supported by the Company’s regional airline subsidiaries and third-party regional carriers operating as US Airways Express under capacity purchase agreements, which operated 238 regional jets and 40 turboprops. The Company’s prorate carriers operated four regional jets at December 31, 2013.

Following the Merger, AAG began moving toward operating under the single brand name of “American Airlines” through its mainline operations, American and US Airways. Until a single operating certificate is issued by the Federal Aviation Administration (“FAA”) and the operational integration is complete, American and US Airways will continue to operate as separate airlines. This process is expected to take 18-24 months. Through its operating subsidiaries, including the operating subsidiaries of US Airways Group, AAG is the largest airline in the world as measured by RPMs and ASMs. AAG has primary hubs in Charlotte, Chicago, Dallas/Fort Worth, Los Angeles, Miami, New York City, Philadelphia, Phoenix and Washington, D.C. As of December 31, 2013, the combined airline, together with its third-party regional carriers, operated nearly 6,700 daily flights to 339 destinations in 54 countries. As of December 31, 2013, American and US Airways operated 965 mainline jets. US Airways continues to be provided with regional feed by Piedmont, PSA and third-party regional carriers.

As of December 31, 2013, US Airways employed approximately 32,100 active full-time equivalent employees. The Company’s regional subsidiaries, Piedmont and PSA, employed approximately 5,300 active full-time equivalent employees. Approximately 84% of employees are covered by collective bargaining agreements with various labor unions. See “Employees and Labor Relations” in Part I, Item 1 for further discussion.

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The most significant areas of judgment relate to passenger revenue recognition, impairment of long-lived and intangible assets and goodwill, the frequent flyer program and the deferred tax asset valuation allowance. The Company’s accumulated other comprehensive income (loss) balances at December 31, 2013 and 2012 related to pension and other postretirement benefits.

(c) Statements of Cash Flows

Short-term investments, without regard to remaining maturity at acquisition, are not considered as cash equivalents for purposes of the statements of cash flows.

(d) Restricted Cash

Restricted cash primarily includes cash collateral to secure workers’ compensation claims and credit card processing holdback requirements for advance ticket sales for which US Airways has not yet provided air transportation.

(e) Aircraft Fuel, Spare Parts and Supplies, Net

Aircraft fuel, spare parts and supplies, net are recorded at net realizable value based on average costs. These items are expensed when used. An allowance for obsolescence is provided for aircraft spare parts and supplies. As discussed in Note 1, in connection with the Merger, the Company’s assets were recorded at fair value as of the Merger date.

(f) Operating Property and Equipment

Operating property and equipment are recorded at cost. Interest expense related to the acquisition of certain property and equipment, including aircraft purchase deposits, is capitalized as an additional cost of the asset. Interest capitalized for the 2013 Successor Period, the 2013 Predecessor Period and the years ended December 31, 2012 and 2011 was $1 million, $13 million, $12 million and $8 million, respectively. Property and equipment is depreciated and amortized to residual values over the estimated useful lives or the lease term, whichever is less, using the straight-line method. Costs of major improvements that enhance the usefulness of the asset are capitalized and depreciated over the estimated useful life of the asset or the modifications, whichever is less. As discussed in Note 1, in connection with the Merger, the Company’s assets were recorded at fair value as of the Merger date. The depreciable lives used for the principal depreciable asset classifications are as follows:

Principal Depreciable Asset Classification	Depreciable Life
Jet aircraft and engines	30 years
Other regional aircraft and engines	25 years
Major rotable parts, avionics and assemblies	Fleet end date
Improvements to leased flight equipment	Shorter of asset/leasehold improvement or lease end date
Buildings and improvements	Lesser of 5 - 30 years or lease term
Furniture, fixtures and other equipment	3-10 years: Ranges from computer hardware to furniture
Capitalized software	Lesser of 5 years or lease term

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

(g) Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The Company provides a valuation allowance for deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. In making this determination, the Company considers all available positive and negative evidence in accordance with ASC 740, “Income Taxes.” At December 31, 2013, the Company had a full valuation allowance against its net deferred tax assets.

(h) Goodwill

Goodwill represents the excess of the purchase price over the net fair value of the assets acquired and liabilities assumed by AAG on December 9, 2013 in connection with the Merger. Goodwill is not amortized but is tested for impairment annually on October 1 or more frequently if events or circumstances indicate.

(i) Intangibles, Net

Intangible assets consist primarily of domestic and international airport take-off and landing slots, customer relationships, marketing agreements and tradenames. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

In connection with the application of acquisition accounting as of December 9, 2013, the intangible assets were measured at fair value using the market and income approaches. The Company utilized the market approach to value airport take-off and landing slots, when sufficient market information was available, and included prices and other relevant information generated by market transactions involving comparable assets. The Company utilized the income approach to value the customer relationships, marketing partners, certain international take-off and landing slots and the US Airways tradename. The income approach indicates value for a subject asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a required market rate of return that reflects the relative risk of achieving the cash flows and the time value of money.

The following table provides information relating to the Company’s intangible assets subject to amortization as of December 31, 2013 and 2012 (in millions):

	Successor	Predecessor
	2013	2012
Airport take-off and landing slots	$55	$581
Dividend Miles customer relationships	300	—
Dividend Miles marketing partners	105	—
Tradenames	35	—
Airport gate leasehold rights	—	47
Accumulated amortization	(5)	(158)

Total	$490	$470

The intangible assets subject to amortization generally are amortized on a straight-line basis and included in depreciation and amortization on the consolidated statements of operations. In connection with the application of acquisition accounting as of December 9, 2013, certain airport take-off and landing slots, customer relationships, marketing partners and tradenames are amortized over 25 years, 9 years, 30 years and 15 months, respectively. For the 2013 Successor Period, the 2013 Predecessor Period and the years ended December 31, 2012 and 2011, the Company recorded amortization expense of $4 million, $23 million, $24 million and $23 million, respectively, related to its intangible assets. The Company expects to record annual amortization expense of $67 million in 2014, $44 million in 2015, $39 million in 2016, $39 million in 2017, $39 million in 2018 and $262 million thereafter related to these intangible assets.

The Company’s indefinite-lived assets include certain domestic and international airport take-off and landing slots. Indefinite-lived assets are not amortized but instead are reviewed for impairment annually and more frequently if events or circumstances indicate that the asset may be impaired. As discussed above, the Company’s domestic and international airport take-off and landing slots were measured at fair value in connection with the application of acquisition accounting as of December 9, 2013 and therefore an impairment test was not performed. As of December 31, 2013 and 2012, the Company had $1.01 billion and $39 million of indefinite-lived intangible assets, respectively, on its consolidated balance sheets.

(j) Frequent Flyer Liability

The Dividend Miles frequent flyer program awards mileage credits to passengers who fly on US Airways, American, Star Alliance carriers and certain other partner airlines that participate in the program. Mileage credits can be redeemed for travel on American, US Airways or other participating partner airlines, in which case US Airways pays a fee. Effective March 31, 2014, US Airways will join the oneworld alliance and exit the Star Alliance. At that point, frequent flyer program reciprocity will begin with oneworld partner airlines and will be discontinued for many Star Alliance airlines. Mileage credits can also be earned through purchases from other non-airline partners that participate in the respective loyalty programs.

The Company uses the incremental cost method to account for the portion of its frequent flyer liability incurred when Dividend Miles members earn mileage credits by flying on US Airways, American or their third-party regional carriers. The Company has an obligation to provide future travel when these mileage credits are redeemed and therefore have recorded a liability for mileage credits outstanding.

The incremental cost liability includes all mileage credits that are expected to be redeemed, including mileage credits earned by members whose mileage account balances have not yet reached the minimum mileage credit level required to redeem an award. Additionally, outstanding mileage credits are subject to expiration if unused. In calculating the liability, the Company estimates how many mileage credits will never be redeemed for travel and excludes those mileage credits from the estimate of the liability. Estimates are also made for the number of miles that will be used per award redemption and the number of travel awards that will be redeemed on partner airlines. These estimates are based on historical program experience as well as consideration of enacted program changes, as applicable. Changes in the liability resulting from members earning additional mileage credits or changes in estimates are recorded in the statements of operations as a part of passenger revenue.

The liability for outstanding mileage credits is valued based on the estimated incremental cost of carrying one additional passenger. Incremental cost primarily includes unit costs incurred for fuel, food and insurance as well as fees incurred when travel awards are redeemed on partner airlines. In addition, the Company also includes in the determination of incremental cost the amount of certain fees related to redemptions expected to be collected from Dividend Miles members. These redemption fees reduce incremental cost. No profit or overhead margin is included in the accrual of incremental cost. These estimates are generally updated based upon the Company’s 12-month historical average of such costs.

The Company applied the acquisition method of accounting in connection with the Merger and therefore recorded the liability for outstanding mileage credits at fair value. As of December 31, 2013, the liability for outstanding mileage credits expected to be redeemed for future travel awards under the Dividend Miles program was $932 million and is included on the consolidated balance sheets within frequent flyer liability. This liability will be reduced as miles are redeemed and new miles earned will be recorded as a liability based on the incremental cost method discussed above.

As of December 31, 2012, the liability for outstanding mileage credits expected to be redeemed for future travel awards under the Dividend Miles program was $177 million.

The Company also sells frequent flyer program mileage credits to participating airline partners and non-airline business partners. Sales of mileage credits to business partners is comprised of two components, transportation and marketing. Historically, the Company has used the residual method of accounting to determine the values of each component as there had not been a material modification to any significant agreements since the adoption of Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements” on January 1, 2011.

In connection with the Merger on December 9, 2013, a material modification occurred on all of the Company’s agreements. Therefore, the Company applied the relative selling price method to determine the values of each deliverable. Under the relative selling price method, the Company identified five revenue elements for the co-branded credit card agreement with Barclays: the transportation component; use of the US Airways brand including access to frequent flyer member lists; advertising; lounge access; and baggage services (together excluding “the transportation component,” the “marketing component”).

The transportation component represents the fair value of future travel awards and is determined using historical transaction information, including information related to customer redemption patterns. The transportation component is deferred based on its relative selling price and amortized into passenger revenue on a straight-line basis over the period in which the mileage credits are expected to be redeemed for travel.

The marketing component represents services provided to the Company’s business partners and relates primarily to the use of the US Airways logo and tradenames along with access to customer lists of Dividend Miles members. The marketing services are provided periodically, but no less than monthly. Accordingly, the marketing component is considered earned and recognized in other revenues in the period of the mileage sale.

As a result of the change in the marketing component value when the relative selling price method is applied, the Company now defers less revenue per mile sold. As of December 31, 2013 and 2012, the Company had $313 million and $258 million, respectively, in deferred revenue from the sale of mileage credits which is included on the consolidated balance sheets within frequent flyer liability. The marketing component of mileage sales recognized at the time of sale and included in other revenues on the consolidated statements of operations for the 2013 Successor Period, the 2013 Predecessor Period and the years ended December 31, 2012 and 2011 was approximately $18 million, $151 million, $141 million and $133 million, respectively.

(k) Revenue Recognition

Passenger Revenue

Passenger revenue is recognized when transportation is provided. Ticket sales for transportation that has not yet been provided are initially deferred and recorded as air traffic liability on the consolidated balance sheets. The air traffic liability represents tickets sold for future travel dates and estimated future refunds and exchanges of tickets sold for past travel dates. The balance in the air traffic liability fluctuates throughout the year based on seasonal travel patterns and fare sale activity. The Company’s air traffic liability was $1.24 billion and $1.09 billion as of December 31, 2013 and 2012, respectively.

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

(l) Maintenance, materials and repairs

Maintenance, materials and repair costs for owned and leased flight equipment are charged to operating expense as incurred.

(m) Selling Expenses

Selling expenses include commissions, credit card fees, computerized reservations systems fees and advertising expenses. Advertising expenses are expensed on a straight-line basis as incurred throughout the year. Advertising expenses for the 2013 Successor Period, the 2013 Predecessor Period and the years ended December 31, 2012 and 2011 were $1 million, $10 million, $11 million and $11 million, respectively.

(n) Share-based Compensation

The Company accounts for its share-based compensation expense based on the fair value of the stock award at the time of grant, which is recognized ratably over the vesting period of the stock award. The fair value of stock options and stock appreciation rights is estimated using a Black-Scholes option pricing model. The fair value of restricted stock units is based on the market price of the underlying shares of common stock on the date of grant. See Note 13 for further discussion of share-based compensation.

(o) Deferred Gains and Credits, Net

Included within deferred gains and credits, net are amounts deferred and amortized into future periods associated with the adjustment of leases to fair value in connection with the application of acquisition accounting and certain vendor incentives.

(p) Foreign Currency Gains and Losses

Foreign currency gains and losses are recorded as part of other nonoperating expense, net in the Company’s consolidated statements of operations. Foreign currency losses for the 2013 Successor Period, the 2013 Predecessor Period and the years ended December 31, 2012 and 2011 were $1 million, $13 million, $10 million and $17 million, respectively.

(q) Other Operating Expenses

Other operating expenses includes expenses associated with ground and cargo handling, crew travel, aircraft food and catering, US Airways’ frequent flyer program, passenger accommodation, airport security, international navigation fees and certain general and administrative expenses.

(r) Regional Expenses

Expenses associated with the Company’s wholly owned regional airlines and third-party regional carriers operating as US Airways Express are classified as regional expenses on the consolidated statements of operations. Regional expenses consist of the following and as discussed in Note 1, prior period amounts have been reclassified to conform to the new AAG presentation of regional airline expenses (in millions):

	Successor	Predecessor
	Period From December 9 to December 31,	Period From January 1 to December 8,	Year Ended December 31,	Year Ended December 31,
	2013	2013	2012	2011
Aircraft fuel and related taxes	$64	$988	$1,098	$1,056
Salaries, wages and benefits	27	364	380	359
Capacity purchases (a)	69	1,033	1,102	1,056
Maintenance, materials and repairs	11	123	115	191
Other rent and landing fees	11	161	168	171
Aircraft rent	3	47	51	51
Selling expenses	11	163	177	177
Depreciation and amortization	3	29	30	25
Special items, net (b)	—	(12)	3	2
Other	16	194	193	201

Regional expenses	$215	$3,090	$3,317	$3,289

(a)

For the 2013 Successor Period, the 2013 Predecessor Period and the years ended December 31, 2012 and 2011, the component of capacity purchase expenses related to aircraft deemed to be leased was approximately $20 million, $280 million, $300 million and $300 million, respectively.

(b)	The 2013 Predecessor Period consisted primarily of a credit due to a favorable arbitration ruling related to a vendor contract.

3. Special Items

Special items included in the consolidated statements of operations were as follows (in millions):

	Successor	Predecessor
	Period From December 9 to December 31,	Period From January 1 to December 8,	Year Ended December 31,	Year Ended December 31,
	2013	2013	2012	2011
Mainline operating special items, net (a)	$277	$138	$34	$24
Regional operating special items, net (b)	—	(12)	3	2
Nonoperating special items, net (c)	13	7	(137)	(7)

Total	$290	$133	$(100)	$19

(a)

The 2013 Successor Period consisted primarily of merger related costs due to the pilot memorandum of understanding that became effective upon merger close, professional fees, fees to exit the Star Alliance and its codeshare agreement with United Airlines, severance and special merger equity awards. The 2013 Predecessor Period consisted primarily of merger related professional fees.

The 2012 period consisted primarily of merger related costs and auction rate securities arbitration costs.

The 2011 period consisted primarily of costs related to the slot transaction with Delta Air Lines, Inc. (“Delta”) and auction rate securities arbitration costs.

(b)	The 2013 Predecessor Period consisted primarily of a credit due to a favorable arbitration ruling related to a vendor contract.

(c)

The 2013 Successor Period consisted of a non-cash mark to market fair value adjustment for 7.25% convertible senior notes that are convertible into shares of AAG Common Stock subsequent to the Merger. The 2013 Predecessor Period consisted of $37 million in charges primarily related to non-cash write offs of debt discount and debt issuance costs in connection with conversions of 7.25% convertible senior notes and repayment of the former Citicorp North America term loan. These charges were offset in part by a $30 million credit in connection with an award received in an arbitration related to previous investments in auction rate securities.

The 2012 period consisted primarily of a $142 million gain related to the slot transaction with Delta, offset in part by $3 million in debt prepayment penalties and non-cash write offs of certain debt issuance costs related to the refinancing of two Airbus aircraft.

The 2011 period consisted of a $15 million credit in connection with an award received in an arbitration related to investments in auction rate securities, offset in part by $6 million in debt prepayment penalties and non-cash write offs of certain debt issuance costs as well as $2 million of losses related to investments in auction rate securities.

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

The following table presents the computation of basic and diluted EPS for the periods that the Company had outstanding publicly-traded equity securities (in millions, except share and per share amounts):

	Predecessor
	Period from January 1 to December 8,	Year Ended December 31,
	2013	2012	2011
Basic EPS:
Net income	$600	$637	$71

Weighted average common shares outstanding (in thousands)	181,660	162,331	162,028

Basic EPS	$3.30	$3.92	$0.44

Diluted EPS:
Net income	600	637	71
Interest expense on 7.25% convertible senior notes	12	31	—
Interest expense on 7% senior convertible notes	—	—	—

Net income for purposes of computing diluted EPS	$612	$668	$71

Share computation for diluted EPS (in thousands):
Weighted average common shares outstanding	181,660	162,331	162,028
Dilutive effect of stock awards	6,534	3,702	1,715
Assumed conversion of 7.25% convertible senior notes	19,997	37,746	—
Assumed conversion of 7% senior convertible notes	85	199	—

Weighted average common shares outstanding as adjusted	208,276	203,978	163,743

Diluted EPS	$2.94	$3.28	$0.44

The following were excluded from the computation of diluted EPS because inclusion of shares would be antidilutive (in thousands):

Stock options, SARs and RSUs	417	1,454	1,633
7.25% convertible senior notes	—	—	37,746
7% senior convertible notes	—	—	199

5. Debt

The following table details the Company’s debt (in millions). Variable interest rates listed are the rates as of December 31, 2013.

	Successor	Predecessor
	December 31, 2013	December 31, 2012
Secured
2013 Citicorp credit facility tranche B-1, variable interest rate of 4%, installments due through 2019 (a)	$1,000	$—
2013 Citicorp credit facility tranche B-2, variable interest rate of 3.25%, installments due through 2016 (a)	600	—
Citicorp North America loan	—	1,120
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.56% to 8.48%, maturing from 2015 to 2029 (b)	1,330	1,708
Aircraft enhanced equipment trust certificates (“EETCs”), fixed interest rates ranging from 3.95% to 11%, maturing from 2014 to 2025 (c)	2,515	1,598
Other secured obligations, fixed interest rates ranging from 5.20% to 8%, maturing from 2015 to 2028	47	27

	5,492	4,453
Unsecured
6.125% senior notes, interest only payments until due in 2018 (d)	500	—
Barclays prepaid miles (e)	—	200
7.25% convertible senior notes, interest only payments until due in 2014 (f)	22	172
Airbus advance (g)	—	83
Industrial development bonds, fixed interest rate of 6.30%, interest only payments until due in 2023 (h)	29	29
7% senior convertible notes	—	5

	551	489

Total long-term debt and capital lease obligations	6,043	4,942
Less: Total unamortized net discount on debt	(26)	(149)
Current maturities	(489)	(417)

Long-term debt and capital lease obligations, net of current maturities	$5,528	$4,376

(a)

On May 23, 2013, US Airways entered into a term loan credit facility (the “2013 Citicorp credit facility”) with Citicorp North America, Inc., as administrative agent, and a syndicate of lenders pursuant to which US Airways borrowed an aggregate principal amount of $1.6 billion. Approximately $1.3 billion of the net proceeds were applied to repay US Airways Group’s former Citicorp North America term loan and certain other secured debt of US Airways with remaining net proceeds to be used for general corporate purposes. As a result of the repayment of this loan, the Company recorded approximately $8 million in special debt extinguishment charges which are included within other nonoperating expense, net on the accompanying consolidated statement of operations for the 2013 Predecessor Period. US Airways Group and certain other subsidiaries of US Airways Group are guarantors of the 2013 Citicorp credit facility. In connection with the closing of the Merger, AAG and American entered into a joinder to the 2013 Citicorp credit facility loan agreement pursuant to which AAG and American became guarantors under such agreement.

The 2013 Citicorp credit facility consists of $1.0 billion of tranche B-1 term loans (“Tranche B-1”) and $600 million of tranche B-2 term loans (“Tranche B-2”). Voluntary prepayments may be made by US Airways at any time, with a premium of 1% applicable to certain prepayments made prior to the date that is six months following January 16, 2014. Mandatory prepayments of the term loans are required to the extent necessary to comply with US Airways’ covenants regarding the collateral coverage ratio and certain dispositions of collateral. In addition, under the Citicorp credit facility, if a “change of control” (as defined in the Citicorp credit facility and which does not include the Merger) occurs, US Airways will (absent an amendment or waiver) be required to repay the outstanding loans in full together with accrued interest thereon to the date of such prepayment.

The 2013 Citicorp credit facility bears interest at an index rate plus an applicable index margin or, at US Airways’ option, LIBOR (subject to a floor) plus an applicable LIBOR margin. As of December 31, 2013, the interest rate was 4% based on a 3% LIBOR margin for Tranche B-1 and 3.25% based on a 2.25% LIBOR margin for Tranche B-2.

In January 2014, US Airways amended the 2013 Citicorp credit facility to lower the applicable LIBOR margin from 3% to 2.75% for Tranche B-1. In addition, the LIBOR floor was reduced from 1% to 0.75% on both Tranche B-1 and Tranche B-2.

Tranche B-1 and Tranche B-2 mature on May 23, 2019 and November 23, 2016, respectively (unless otherwise extended by the applicable parties), and each is repayable in annual installments to be paid on each anniversary of the closing date in an amount equal to 1% of the initial aggregate principal amount of the loans with any unpaid balance due on the maturity date of the respective tranche.

The obligations of US Airways under the 2013 Citicorp credit facility are secured by liens on certain route authorities, certain take-off and landing rights at certain airports and certain other assets of US Airways. US Airways is required to maintain a certain minimum ratio of appraised value of the collateral to the outstanding loans under the 2013 Citicorp credit facility as more fully described below in “Collateral Related Covenants.”

The 2013 Citicorp credit facility includes affirmative, negative and financial covenants that, among other things, (a) require US Airways to ensure that AAG and its restricted subsidiaries maintain unrestricted liquidity of not less than $2 billion, with not less than $750 million held in accounts subject to control agreements, and (b) restrict the ability of US Airways Group, its subsidiaries party to the 2013 Citicorp credit facility, AAG and American to make certain investments, pay dividends and make certain other payments, make certain acquisitions, incur liens on the collateral, dispose of collateral, enter into certain affiliate transactions and engage in certain business activities, in each case subject to certain exceptions. The 2013 Citicorp credit facility contains events of default customary for similar financings, including a cross-default provision to certain other material indebtedness of US Airways and the guarantors. Upon the occurrence of an event of default, the outstanding obligations under the 2013 Citicorp credit facility may be accelerated and become due and payable immediately.

(b)	The following are the significant equipment financing agreements resulting in the issuance of debt in 2013:

US Airways entered into an agreement in 2012 to acquire five Embraer 190 aircraft from Republic. In 2012, US Airways took delivery of three aircraft and the remaining two aircraft were delivered in the first quarter of 2013. In connection with this agreement, US Airways assumed the outstanding debt on these aircraft upon delivery and Republic was released from its obligations associated with the principal due under the debt.

(c)	The equipment notes underlying these EETCs are the direct obligations of US Airways and cover the financing of 67 aircraft. See Note 10(c) for further discussion.

2013-1 EETCs

In April 2013, US Airways created two pass-through trusts which issued approximately $820 million aggregate face amount of Series 2013-1 Class A and Class B EETCs in connection with the financing of 18 Airbus aircraft scheduled to be delivered from September 2013 to June 2014. The 2013-1 EETCs represent fractional undivided interests in the respective pass-through trusts and are not obligations of US Airways. Proceeds received from the sale of EETCs are initially held by a depository in escrow for the benefit of the certificate holders until US Airways issues equipment notes to the trust, which purchases the notes with a portion of the escrowed funds. These escrowed funds are not guaranteed by US Airways and are not reported as debt on US Airways’ consolidated balance sheet because the proceeds held by the depository are not US Airways’ assets.

As of December 31, 2013, $261 million of the escrowed proceeds from the 2013-1 EETCs have been used to purchase equipment notes issued by US Airways in two series: Series A equipment notes in the amount of $198 million bearing interest at 3.95% per annum and Series B equipment notes in the amount of $63 million bearing interest at 5.375% per annum. Interest on the equipment notes is payable semiannually in May and November of each year, and began in November 2013. Principal payments on the equipment notes are scheduled to begin in November 2014. The final payments on the Series A and Series B equipment notes will be due in November 2025 and November 2021, respectively. US Airways’ payment obligations under the equipment notes are fully and unconditionally guaranteed by US Airways Group. The net proceeds from the issuance of these equipment notes were used to finance six Airbus aircraft delivered in 2013. The equipment notes are secured by liens on aircraft. The remaining $559 million of escrowed proceeds will be used to purchase equipment notes as new aircraft are delivered.

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

The net proceeds from the issuance of the 2012-2 EETCs were used to purchase equipment notes issued by US Airways in three series: Series A equipment notes in the amount of $418 million bearing interest at 4.625% per annum, Series B equipment notes in the amount of $128 million bearing interest at 6.75% per annum and Series C equipment notes in the amount of $100 million bearing interest at 5.45% per annum. Interest on the equipment notes is payable semiannually in June and December of each year and began in June 2013 for Series A and Series B, and December 2013 for Series C. Principal payments on the Series A and Series B equipment notes began in December 2013. The final payments on the Series A equipment notes, Series B equipment notes and Series C equipment notes will be due in June 2025, June 2021 and June 2018, respectively. US Airways’ payment obligations under the equipment notes are fully and unconditionally guaranteed by US Airways Group. The only principal payments due on the Series C equipment notes are the principal payments that will be due on the final payment date. The net proceeds from the issuance of these equipment notes were used to finance 11 Airbus aircraft delivered from May 2013 through October 2013. The equipment notes are secured by liens on aircraft.

2012-1 EETCs

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

(d)

On May 24, 2013, US Airways Group issued $500 million aggregate principal amount of 6.125% Senior Notes due 2018 (the “6.125% senior notes”), the net proceeds to be used for general corporate purposes. These notes bear interest at a rate of 6.125% per annum, which is payable semi-annually on each June 1 and December 1 and began December 1, 2013. The 6.125% senior notes mature on June 1, 2018 and are fully and unconditionally guaranteed by US Airways. In connection with the closing of the Merger, AAG and American provided a full and unconditional guarantee of the payment obligations of US Airways Group under the 6.125% senior notes. The 6.125% senior notes are general unsecured senior obligations of the Company.

(e)

US Airways Group is a party to a co-branded credit card agreement with Barclays Bank Delaware. The co-branded credit card agreement provided for, among other things, the pre-purchase of frequent flyer miles in the aggregate amount of $200 million, which was paid by Barclays in October 2008. The Company paid interest to Barclays on the outstanding dollar amount of the pre-purchased miles at the rate of LIBOR plus a margin. This transaction was treated as a financing transaction for accounting purposes using an effective interest rate commensurate with the Company’s credit rating. In July 2013, the Company repaid in full the Barclays prepaid miles loan at its face amount of $200 million plus accrued interest.

(f)

In May 2009, US Airways Group issued $172 million aggregate principal amount of the 7.25% convertible senior notes (“7.25% notes”) for net proceeds of approximately $168 million. The 7.25% notes bear interest at a rate of 7.25% per annum, which shall be payable semi-annually in arrears on each May 15 and November 15. The 7.25% notes mature on May 15, 2014. In connection with the closing of the Merger, AAG and American became guarantors of the 7.25% notes.

Holders may convert their 7.25% notes at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date for the 7.25% notes. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of US Airways Group common stock or a combination thereof at the Company’s election. The initial conversion rate for the 7.25% notes is 218.8184 shares of US Airways Group common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of $4.57 per share). Such conversion rate is subject to adjustment in certain events. Subsequent to the merger with AAG, holders of the 7.25% notes can convert the notes into shares of AAG at the same conversion rate in effect prior to the Merger.

The merger with AAG was considered a fundamental change per the terms of the 7.25% notes. The fundamental change allowed the holders to require the Company to purchase all or a portion of their 7.25% notes for cash at a price equal to 100% of the principal amount of the 7.25% notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. No holders elected to require the Company to purchase any of the outstanding notes.

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

In the 2013 Predecessor Period, holders converted approximately $150 million principal amount of the 7.25% notes, resulting in the issuance of approximately 32.8 million shares of the Company’s common stock. In connection with the conversion of these notes, the Company recorded approximately $29 million in special debt extinguishment charges which are included within other nonoperating expense, net on the accompanying consolidated statement of operations for the 2013 Predecessor Period.

As the 7.25% notes can be settled in cash upon conversion, for accounting purposes, the 7.25% notes were bifurcated into a debt component that was initially recorded at fair value and an equity component. Prior to the Merger, the equity component was recorded as a part of additional paid-in capital as the notes were convertible into shares of US Airways Group’s common stock. The following table details the debt and equity components recognized related to the 7.25% notes prior to the Merger (in millions):

Predecessor
December 31, 2012
Principal amount of 7.25% convertible senior notes	$172
Unamortized discount on debt	(41)
Net carrying amount of 7.25% convertible senior notes	131
Additional paid-in capital	96

Following the Merger, the equity component is considered to be a free standing derivative on US Airways Group’s separate-entity reporting as the notes are convertible into shares of AAG, a non-consolidated entity. As a result, the equity component was recorded as a liability with other liabilities on the accompanying consolidated balance sheet as of December 31, 2013 and is marked to market. In the 2013 Successor Period, a $13 million non-cash mark to market fair value adjustment was recorded to adjust the equity component to fair value from the close of the Merger to December 31, 2013 and is included in other nonoperating expense, net on the consolidated statements of operations. The following table details the debt and equity components recognized related to the 7.25% notes as of December 31, 2013 (in millions):

Successor
December 31, 2013
Principal amount of 7.25% convertible senior notes	$22
Other liabilities	101

The following table details interest expense recognized related to the 7.25% notes (in millions):

	Successor	Predecessor
	Period From December 9 to December 31,	Period From January 1 to December 8,	Year Ended December 31,	Year Ended December 31,
	2013	2013	2012	2011
Contractual coupon interest	$0.1	$6	$12	$12
Amortization of discount	—	14	22	17

Total interest expense	$0.1	$20	$34	$29

At December 31, 2013, the if-converted value of the 7.25% notes exceeded the principal amount by $101 million.

(g)

On October 20, 2008, US Airways and Airbus entered into amendments to the A320 Family Aircraft Purchase Agreement, the A330 Aircraft Purchase Agreement, and the A350 XWB Purchase Agreement. In exchange for US Airways’ agreement to enter into these amendments, Airbus advanced US Airways $200 million in consideration of aircraft deliveries under the various related purchase agreements. Under the terms of each of the amendments, US Airways agreed to maintain a level of unrestricted cash in the same amount required by the former Citicorp North America term loan. This transaction was treated as a financing transaction for accounting purposes using an effective interest rate commensurate with US Airways’ credit rating. There were no stated interest payments. In December 2013, US Airways repaid in full the Airbus advance and the related purchase agreements were amended to remove the obligation to maintain specified levels of unrestricted cash.

(h)

The industrial development revenue bonds are due April 2023. Interest at 6.30% is payable semiannually on April 1 and October 1. The bonds are subject to optional redemption prior to the maturity date, in whole or in part, on any interest payment date at a redemption price of 100%.

Secured financings are collateralized by assets, primarily aircraft, engines, simulators, rotable aircraft parts, hangar and maintenance facilities and airport take-off and landing slots. At December 31, 2013, the maturities of long-term debt and capital leases are as follows (in millions):

2014	$489
2015	445
2016	932
2017	377
2018	1,034
Thereafter	2,766

$6,043

Collateral Related Covenants

Certain of the Company’s long-term debt agreements contain cross-default provisions, which may be triggered by defaults by US Airways or US Airways Group under other agreements relating to indebtedness. In addition, certain of the Company’s debt financing agreements contain significant minimum cash balance requirements, as well as loan to value ratio covenants and require the Company under its respective financing agreements to periodically appraise the collateral. Pursuant to such agreements, if the loan to value ratio exceeds a specified threshold, the Company is required, as applicable, to subject additional qualifying collateral (which in some cases may include cash collateral), pay down such financing, in whole or in part, with premium (if any), or pay additional interest on the related indebtedness, as described below.

Specifically, the Company is required to meet certain collateral coverage tests on a periodic basis on the 2013 Citicorp credit facility, in each case, as described below:

Frequency of Appraisals of Appraised Collateral	Once per Fiscal Year (a)

LTV Requirement

1.5x Collateral valuation to amount of debt outstanding (equivalent to maximum LTV of 67%); if collateral test is not met, US Airways must deposit additional unrestricted cash, post additional collateral, repay debt or any combination of the foregoing until the test is met

LTV as of Last Measurement Date	60.7%

Collateral Description

Generally, certain route authorities, certain slots (e.g., at Washington National, LaGuardia and London), accounts receivable, certain engines, certain spare parts and ground service equipment, certain simulators, certain leasehold real estate assets and cash

(a)	– With respect to spare parts, one physical appraisal and one desktop appraisal are required in each Fiscal Year.

As of December 31, 2013, the Company was in compliance with the most recently completed collateral coverage test for the 2013 Citicorp credit facility, as applicable, as well as the covenants in its long-term debt agreements.

6. Income Taxes

The Company accounts for income taxes using the asset and liability method. The Company files a consolidated federal income tax return with its wholly owned subsidiaries for activity through December 8, 2013. The Company and its wholly owned subsidiaries allocate tax and tax items, such as net operating losses (“NOLs”) and net tax credits, between members of the group based on their proportion of taxable income and other items. Accordingly, the Company’s tax expense is based on taxable income, taking into consideration allocated tax loss carryforwards/carrybacks and tax credit carryforwards.

In 2013, the Company utilized NOLs to offset its taxable income. Historically, utilization of NOLs reduced the Company’s net deferred tax asset and in turn resulted in the release of its valuation allowance, which offset the Company’s tax provision dollar for dollar. In the second quarter of 2013, the Company’s pre-tax income and NOL utilization resulted in the use of its remaining valuation allowance associated with federal income taxes. Accordingly, with no remaining federal valuation allowance to release, the Company recorded $232 million of deferred non-cash federal income tax expense for the 2013 Predecessor Period. The Company also recorded $7 million of state income tax expense for the 2013 Predecessor Period, related to certain states where NOLs were limited or unavailable to be used.

As a result of the closing of the Merger, US Airways Group and its subsidiaries are now included in the AAG consolidated federal and state income tax returns. In connection with applying acquisition accounting as of December 9, 2013, the fair value of the Company’s assets and liabilities resulted in a net deferred tax asset position of $519 million and a net deferred tax liability of $306 million for the Company’s indefinite-lived intangible assets. Of the $306 million net deferred tax liability, $423 million is classified as current deferred tax assets and $729 million is classified as noncurrent deferred tax liabilities.

The Company provides a valuation allowance for deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. In making this determination, the Company considers all available positive and negative evidence in accordance with ASC 740, “Income Taxes.” At December 31, 2013, the Company had a full valuation allowance against its net deferred tax assets.

The Merger resulted in a statutory “ownership change” on December 9, 2013, as defined in Section 382, which limits the Company’s future ability to utilize NOLs generated before the ownership change and certain subsequently recognized “built-in” losses and deductions, if any, existing as of the date of the ownership change. At December 31, 2013, the Company had approximately $1.6 billion of gross NOLs to reduce future federal taxable income, the majority of which are expected to be available for use in the calendar year 2014, subject to the Section 382 limitation described above. The NOLs expire during the years 2028 through 2033. The Company’s net deferred tax assets, which include $1.5 billion of the NOLs, are subject to a full valuation allowance. The Company also had approximately $674 million of state NOLs at December 31, 2013, which expire in years 2014 through 2033 if unused. The amount of state NOLs that will expire in 2014 if unused is $3 million. At December 31, 2013, the federal and state valuation allowances were $466 million and $53 million, respectively. In accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), utilization of the NOLs after December 9, 2013 will result in a corresponding decrease in the valuation allowance and offset the Company’s tax provision dollar for dollar.

When profitable, the Company is ordinarily subject to Alternative Minimum Tax (“AMT”). However as the result of a special tax election made in 2009, the Company was able to utilize AMT NOLs to fully offset its AMT taxable income for the 2013 Predecessor Period and the years ended 2012 and 2011.

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

For the year ended December 31, 2011, the Company recorded a special non-cash tax charge of $21 million in connection with the sale of its final remaining investment in auction rate securities in July 2011. This charge recognized in the statement of operations the tax provision that was recorded in other comprehensive income (“OCI”), a subset of stockholders’ equity, in the fourth quarter of 2009. In addition, the Company recognized an AMT credit of $2 million resulting from its elections under applicable sections of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. The Company did not record any additional federal income tax expense and recorded a nominal amount of state income tax expense related to certain states where NOLs were limited or unavailable to be used.

The components of the provision for income taxes are as follows (in millions):

	Successor	Predecessor
	Period From December 9 to December 31,	Period From January 1 to December 8,	Year Ended December 31,	Year Ended December 31,
	2013	2013	2012	2011
Current provision (benefit):
Federal	$—	$—	$(2)	$—
State	—	7	2	—

Total current	—	7	—	—
Deferred provision:
Federal	—	232	—	19
State	—	—	—	—

Total deferred	—	232	—	19

Provision for income taxes	$—	$239	$—	$19

Income tax expense differs from amounts computed at the federal statutory income tax rate as follows (in millions):

	Successor	Predecessor
	Period From December 9 to December 31,	Period From January 1 to December 8,	Year Ended December 31,	Year Ended December 31,
	2013	2013	2012	2011
Income tax expense at the federal statutory income tax rate	$(73)	$294	$223	$32
Book expenses not deductible for tax purposes	5	43	18	12
State income tax expense, net of federal income tax expense	(5)	22	16	2
Change in valuation allowance	73	(120)	(255)	(46)
AMT benefit	—	—	(2)	(2)
Allocation to other comprehensive income	—	—	—	21

Total	$—	$239	$—	$19

Effective tax rate	—%	28.5%	—%	21.0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2013 and 2012 are as follows (in millions):

	Successor	Predecessor
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$554	$543
Frequent flyer liability	455	158
Postretirement benefits other than pensions	303	306
Rent expense	241	—
Gains from lease transactions	32	—
AMT credit carryforward	21	21
Pensions	18	25
Other	120	146

Total deferred tax assets	1,744	1,199
Valuation allowance	(519)	(160)

Net deferred tax assets	1,225	1,039

Deferred tax liabilities:
Depreciation and amortization	1,258	858
Other	273	195

Total deferred tax liabilities	1,531	1,053

Net deferred tax liabilities	$306	$14

The reason for significant differences between taxable and pre-tax book income primarily relates to depreciation on fixed assets, employee pension and postretirement benefit costs, employee-related accruals and leasing transactions.

AAG files tax returns in the U.S. federal jurisdiction, and in various states and foreign jurisdictions. All federal and state tax filings for US Airways Group and its subsidiaries for fiscal years through December 31, 2012 have been timely filed. There are currently no federal audits or state audits in process. The Company’s federal income tax year 2009 was closed by operation of the statute of limitations expiring and there were no extensions filed. The Company files tax returns in 44 states and its major state tax jurisdictions are Arizona, California, Pennsylvania and North Carolina. Tax years up to 2008 for these state tax jurisdictions are closed by operation of the statute of limitations expiring and there were no extensions filed.

The Company believes that its income tax filing positions and deductions related to tax periods subject to examination will be sustained upon audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations or cash flow. Therefore, no accruals for uncertain income tax positions have been recorded.

7. Risk Management and Financial Instruments

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

The Company’s operating results are materially impacted by changes in the availability, price volatility and cost of aircraft fuel, which represents one of the largest single cost items in the Company’s business. Because of the amount of fuel needed to operate the Company’s airline, even a relatively small increase in the price of fuel can have a material adverse aggregate effect on the Company’s costs and liquidity. Jet fuel market prices have fluctuated substantially over the past several years with market spot prices ranging from a low of approximately $1.87 per gallon to a high of approximately $3.38 per gallon during the period from January 1, 2010 to December 31, 2013. The Company has not entered into any transactions to hedge its fuel consumption. As a result, the Company fully realizes the effects of any increase or decrease in fuel prices.

These factors could impact the Company’s results of operations, financial performance and liquidity.

(a) Credit Risk

Short-term investments

At December 31, 2013 and 2012, the Company’s short-term investments consisted of short-term treasury securities and cash in money market securities.

During 2011, the Company sold its final remaining investments in auction rate securities for cash proceeds of $52 million, resulting in the reversal of $3 million of prior period net unrealized gains from OCI and $2 million of realized losses recorded in other nonoperating expense, net. With this sale, the Company liquidated its entire investment in auction rate securities.

Accounts Receivable

Most of the Company’s receivables relate to tickets sold to individual passengers through the use of major credit cards or to tickets sold by other airlines and used by passengers on US Airways or its regional carriers. These receivables are short-term, mostly being settled within seven days after sale. Bad debt losses, which have been minimal in the past, have been considered in establishing allowances for doubtful accounts. The Company does not believe it is subject to any significant concentration of credit risk.

(b) Interest Rate Risk

The Company has exposure to market risk associated with changes in interest rates related primarily to its variable rate debt obligations. Interest rates on $2.69 billion principal amount of long-term debt as of December 31, 2013 are subject to adjustment to reflect changes in floating interest rates. The weighted average effective interest rate on the Company’s variable rate debt was 3.09% at December 31, 2013.

The carrying value and estimated fair value of the Company’s long-term debt was (in millions):

	Successor		Predecessor
	December 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$6,017	$6,017	$4,793	$5,021

In connection with the application of acquisition accounting, the Company’s long-term debt was measured at fair value as of December 9, 2013. The fair value of long-term debt was determined by discounting the future contractual principal and interest payments using a market interest rate. As a result, the Company’s long-term debt would be categorized as Level 2 in the fair value hierarchy.

8. Investments and Fair Value Measurements

Short-term investments consisted of (in millions):

	Successor	Predecessor
	December 31, 2013	December 31, 2012
Money market funds	$2,746	$627
U.S. government treasury bills	201	1,595

	$2,947	$2,222

As of December 31, 2013, all of the Company’s short-term investments had a contractual maturity date of less than a year, are classified as held to maturity and recorded at cost, which approximates fair value.

The Company utilizes the market approach using prices and other relevant information generated by market transactions involving identical or comparable assets to measure fair value for its short-term investments and restricted cash.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Successor
	Fair Value Measurements as of December 31, 2013
	Total	Level 1	Level 2	Level 3
Short-term investments:
Money market funds	$2,746	$2,746	$—	$—
U.S. government treasury bills	201	201	—	—

	2,947	2,947	—	—
Restricted cash	333	333	—	—
Convertible debt conversion option liability	101	—	101	—

	$3,381	$3,280	$101	$—

9. Employee Pension and Benefit Plans

Substantially all of the Company’s employees meeting certain service and other requirements are eligible to participate in various pension, medical, dental, life insurance, disability and survivorship plans.

(a) Defined Benefit and Other Postretirement Benefit Plans

The following table sets forth changes in the fair value of plan assets, benefit obligations and the funded status of the plans and the amounts recognized in the Company’s consolidated balance sheets as of December 31, 2013 and 2012 (in millions).

	Defined Benefit Pension Plans		Other Postretirement Benefits
	Year Ended December 31, 2013(a)	Year Ended December 31, 2012	Year Ended December 31, 2013(a)	Year Ended December 31, 2012
Fair value of plan assets at beginning of period	$43	$39	$—	$—
Actual return on plan assets	7	5	—	—
Employer contributions	—	1	10	7
Plan participants’ contributions	—	—	9	13
Gross benefits paid	(2)	(2)	(19)	(20)

Fair value of plan assets at end of period	48	43	—	—

Benefit obligation at beginning of period	80	74	184	173
Service cost	1	1	4	3
Interest cost	3	3	6	7
Plan participants’ contributions	—	—	9	13
Actuarial loss (gain)	(9)	4	(51)	8
Plan amendments	—	—	(12)	—
Gross benefits paid	(2)	(2)	(19)	(20)

Benefit obligation at end of period	73	80	121	184

Funded status of the plan	$(25)	$(37)	$(121)	$(184)

Liability recognized in the consolidated balance sheet	$(25)	$(37)	$(121)	$(184)

Net actuarial gain (loss) recognized in accumulated other comprehensive income	$—	$(20)	$12	$13

(a)	Represents combined 2013 Successor and Predecessor Periods to present a more meaningful basis of comparison to prior year.

The Company maintains two defined benefit pension plans sponsored by Piedmont. Piedmont closed one plan to new participants in 2002 and froze the accrued benefits for the other plan for all participants in 2003. The aggregate accumulated benefit obligations, projected benefit obligations and fair value of plan assets were $70 million, $73 million and $48 million as of December 31, 2013 and $74 million, $80 million and $43 million as of December 31, 2012, respectively.

The following table presents the weighted average assumptions used to determine benefit obligations:

	Defined Benefit Pension Plans		Other Postretirement Benefits
	Successor	Predecessor	Successor	Predecessor
	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2013(a)	Year Ended December 31, 2012
Discount rate	4.75%	4%	4.58%	3.53%
Rate of compensation increase	3.1%	4%	—	—

(a)	The discount rate used to determine the benefit obligation as of December 8, 2013 was 4.59%.

As of December 31, 2013 and 2012, the Company discounted its pension obligations based on the current rates earned on high quality Aa rated long-term bonds.

The Company assumed discount rates for measuring its other postretirement benefit obligations, based on a hypothetical portfolio of high quality corporate bonds denominated in U.S. currency (Aa rated, non-callable or callable with make-whole provisions), for which the timing and cash outflows approximate the estimated benefit payments of the other postretirement benefit plans.

As of December 31, 2013, the assumed health care cost trend rates were 8% in 2014 and 7.5% in 2015, decreasing to 5% in 2020 and thereafter. As of December 31, 2012, the assumed health care cost trend rates were 8% in 2013 and 7.5% in 2014, decreasing to 5% in 2019 and thereafter. The assumed health care cost trend rates could have a significant effect on amounts reported for retiree health care plans. A one-percentage point change in the health care cost trend rates would have the following effects on other postretirement benefits as of December 31, 2013 (in millions):

	1% Increase	1% Decrease
Effect on total service and interest costs (a)	$1	$(1)
Effect on postretirement benefit obligation (a)	15	(11)

(a)	Represents combined 2013 Successor and Predecessor Periods for a more meaningful presentation.

Weighted average assumptions used to determine net periodic benefit cost were as follows:

	Defined Benefit Pension Plans			Other Postretirement Benefits
	Successor	Predecessor		Successor	Predecessor
	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2013 (a)	Year Ended December 31, 2012	Year Ended December 31, 2011
Discount rate	4%	4.25%	5.25%	4.59%	4.13%	4.93%
Expected return on plan assets	7%	7%	7.5%	—	—	—
Rate of compensation increase	4%	4%	4%	—	—	—

(a)	The discount rate used to determine the net periodic benefit cost for the 2013 Predecessor Period was 3.53%.

Components of the net and total periodic cost for pension and other postretirement benefits are as follows (in millions):

	Defined Benefit Pension Plans
	Successor	Predecessor
	Period from December 9 to December 31, 2013	Period from January 1 to December 8, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Service cost	$—	$1	$1	$1
Interest cost	—	3	3	3
Expected return on plan assets	—	(3)	(2)	(3)
Amortization of actuarial loss (a)	—	2	1	—

Total periodic costs	$—	$3	$3	$1

	Other Postretirement Benefits
	Successor	Predecessor
	Period from December 9 to December 31, 2013	Period from January 1 to December 8, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Service cost	$—	$4	$3	$3
Interest cost	—	6	7	8
Amortization of actuarial gain (a)	—	(1)	(1)	(3)

Total periodic costs	$—	$9	$9	$8

(a)

The estimated net actuarial loss for defined benefit and other postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2014 is $4 million.

In 2014, the Company expects to contribute $11 million to its other postretirement plans and less than $1 million to its defined benefit plans. The following benefits, which reflect expected future service, as appropriate, are expected to be paid from the defined benefit and other postretirement plans (in millions):

	Defined Benefit Pension Plans	Other Postretirement Benefits before Medicare Subsidy	Medicare Subsidy
2014	$2	$11	$—
2015	3	9	—
2016	3	9	—
2017	3	9	—
2018	3	10	—
2019 to 2023	18	40	(1)

The Company assumed that its pension plans’ assets would generate a long-term rate of return of 7% at December 31, 2013. The expected long-term rate of return assumption was developed by evaluating input from the plans’ investment consultants, including their review of asset class return expectations and long-term inflation assumptions.

The Company’s overall investment strategy is to achieve long-term investment growth. The Company’s targeted asset allocation as of December 31, 2013 was approximately 70% equity securities and 30% fixed-income securities. Equity securities primarily include mutual funds invested in large-cap, mid-cap and small-cap U.S. and international companies. Fixed-income securities primarily include mutual funds invested in U.S. treasuries and corporate bonds. The Company believes that its long-term asset allocation on average will approximate the targeted allocation. The Company regularly reviews its actual asset allocation and periodically rebalances its investments to its targeted allocation when considered appropriate.

The fair value of pension plan assets by asset category is as follows (in millions):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Successor – At December 31, 2013
Mutual funds	$48	$48	$—	$—

Predecessor – At December 31, 2012
Mutual funds	$43	$43	$—	$—

As of December 31, 2013, the plan’s mutual funds were invested 49% in equity securities of large-cap, mid-cap and small-cap U.S. companies, 30% in U.S. treasuries and corporate bonds and 21% in equity securities of international companies.

As of December 31, 2012, the plan’s mutual funds were invested 45% in equity securities of large-cap, mid-cap and small cap U.S. companies, 35% in U.S. treasuries and corporate bonds and 20% in equity securities of international companies.

The mutual fund shares are classified as Level 1 instruments and valued at quoted prices in an active market exchange, which represents the net asset value of shares held by the pension plan.

(b) Defined Contribution and Multiemployer Plans

The Company sponsors several defined contribution plans which cover a majority of its employee groups. The Company makes contributions to these plans based on the individual plan provisions, including an employer non-discretionary contribution and an employer match. These contributions are generally made based upon eligibility, eligible earnings and employee group. Expenses related to these plans were $8 million, $84 million, $80 million and $79 million for the 2013 Successor Period, the 2013 Predecessor Period and the years ended December 31, 2012 and 2011, respectively.

Pursuant to the Company’s collective bargaining agreements with the International Association of Machinists & Aerospace Workers (“IAM”), the Company makes contributions for eligible employees to the IAM National Pension Fund, Employer Identification No. 51-6031295 and Plan No. 002 (the “IAM Pension Fund”). The IAM Pension Fund reported that its Pension Protection Act of 2006 certification filed in March 2013 with the IRS shows that it qualified for Green Zone Status, as it was at least 80% funded. Expenses related to contributions to this plan were $1 million, $22 million, $24 million and $24 million for the 2013 Successor Period, the 2013 Predecessor Period and the years ended December 31, 2012 and 2011, respectively. The Company’s contributions for the year ended December 31, 2012, the most recent period for which annual IAM Pension Fund information was available, represented approximately 7% of total employer plan contributions. The Company’s collective bargaining agreements with the IAM became amendable on December 31, 2011.

(c) Postemployment Benefits

The Company provides certain postemployment benefits to its employees. These benefits include disability-related and workers’ compensation benefits for certain employees. The Company accrues for the cost of such benefit expenses once an appropriate triggering event has occurred.

(d) Profit Sharing Plans

Most non-executive employees of US Airways are eligible to participate in a profit sharing plan. Awards are paid as a lump sum after the end of each fiscal year. The Company recorded $14 million, $110 million, $61 million and $12 million for profit sharing in the 2013 Successor Period, the 2013 Predecessor Period and the years ended December 31, 2012 and 2011, respectively, which is recorded in salaries and related costs on the consolidated statement of operations and included in accrued compensation and vacation on the consolidated balance sheet.

10. Commitments and Contingencies

(a) Aircraft and Engine Purchase Commitments

US Airways has definitive purchase agreements with Airbus for the acquisition of 134 aircraft, including 97 single-aisle A320 family aircraft and 37 widebody aircraft (comprised of 22 A350 XWB aircraft and 15 A330-200 aircraft). Since 2008, when deliveries commenced under the purchase agreements, US Airways has taken delivery of 79 aircraft through December 31, 2013, which includes four A320 aircraft, 63 A321 aircraft and 12 A330-200 aircraft. US Airways plans to take delivery of 17 A321 aircraft in 2014, with the remaining 13 A320 family aircraft scheduled to be delivered in 2015. In addition, US Airways plans to take delivery of the remaining three A330-200 aircraft in 2014. Deliveries of the 22 A350 XWB aircraft are scheduled to begin in 2017 and extend through 2019.

US Airways has agreements for the purchase of eight new IAE V2500-A5 spare engines scheduled for delivery through 2014 for use on the A320 family fleet, three new Trent 700 spare engines delivered through 2013 for use on the A330-200 fleet and three new Trent XWB spare engines scheduled for delivery in 2017 through 2018 for use on the A350 XWB aircraft. US Airways has taken delivery of three Trent 700 spare engines and five V2500-A5 spare engines through December 31, 2013.

Under all of the Company’s aircraft and engine purchase agreements, the Company’s total future commitments as of December 31, 2013 are expected to be approximately $3.82 billion through 2019 as follows: $977 million in 2014, $561 million in 2015, $112 million in 2016, $686 million in 2017, $946 million in 2018 and $542 million thereafter, which includes predelivery deposits and payments. The Company has financing commitments for all future Airbus aircraft deliveries.

(b) Leases

The Company leases certain aircraft, engines and ground equipment, in addition to the majority of its ground facilities and terminal space. As of December 31, 2013, the Company had 261 aircraft under operating leases, with remaining terms ranging from one month to approximately 10 years. Airports are utilized for flight operations under lease arrangements with the municipalities or agencies owning or controlling such airports. Substantially all leases provide that the lessee must pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. Some leases also include renewal and purchase options.

As of December 31, 2013, obligations under noncancellable operating leases for future minimum lease payments were as follows (in millions):

2014	$882
2015	729
2016	632
2017	587
2018	444
Thereafter	1,361

Total minimum lease payments	$4,635

For the 2013 Successor Period, the 2013 Predecessor Period and the years ended December 31, 2012 and 2011, rental expense under operating leases was $64 million, $1.14 billion, $1.22 billion and $1.24 billion, respectively.

(c) Off-balance Sheet Arrangements

US Airways has 67 owned aircraft, 112 leased aircraft and three leased engines, which were financed with pass through trust certificates, or EETCs, issued by pass through trusts. These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of flight equipment. Rather than finance each aircraft separately when such aircraft is purchased, delivered or refinanced, these trusts allowed US Airways to raise the financing for several aircraft at one time and place such funds in escrow pending the purchase, delivery or refinancing of the relevant aircraft. The trusts were also structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to US Airways.

Each trust covered a set amount of aircraft scheduled to be delivered or refinanced within a specific period of time. At the time of each covered aircraft financing, the relevant trust used the funds in escrow to purchase equipment notes relating to the financed aircraft. The equipment notes were issued, at US Airways’ election, in connection with a mortgage financing of the aircraft or, in certain cases, by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leased the aircraft to US Airways. In both cases, the equipment notes are secured by a security interest in the aircraft. The pass through trust certificates are not direct obligations of, nor are they guaranteed by, the Company or US Airways. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of US Airways and, in certain instances, are guaranteed by the Company. As of December 31, 2013, $2.52 billion associated with these mortgage financings is reflected as debt in the accompanying consolidated balance sheet.

With respect to leveraged leases, US Airways evaluated whether the leases had characteristics of a variable interest entity. US Airways concluded the leasing entities met the criteria for variable interest entities. US Airways generally is not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates US Airways to absorb decreases in value or entitles US Airways to participate in increases in the value of the aircraft. US Airways does not provide residual value guarantees to the bondholders or equity participants in the trusts. Each lease does have a fair market value or a fixed price purchase option that allows US Airways to purchase the aircraft at or near the end of the lease term. However, the option price approximates an estimate of the aircraft’s fair value at the option date. Under this feature, US Airways does not participate in any increases in the value of the aircraft. US Airways concluded it was not the primary beneficiary under these arrangements. Therefore, US Airways accounts for its EETC leveraged lease financings as operating leases. US Airways’ total future obligations under these leveraged lease financings are $2.07 billion as of December 31, 2013, which are included in the future minimum lease payments table in (b) above.

(d) Regional Jet Capacity Purchase Agreements

US Airways has entered into capacity purchase agreements with certain regional jet operators. The capacity purchase agreements provide that all revenues, including passenger, mail and freight revenues, go to US Airways. In return, US Airways agrees to pay predetermined fees to these airlines for operating an agreed-upon number of aircraft, without regard to the number of passengers on board. In addition, these agreements provide that certain variable costs, such as airport landing fees and passenger liability insurance, will be reimbursed 100% by US Airways. US Airways controls marketing, scheduling, ticketing, pricing and seat inventories. The regional jet capacity purchase agreements have expirations from 2015 to 2022. The future minimum noncancellable commitments under the regional jet capacity purchase agreements are $1.15 billion in 2014, $1.01 billion in 2015, $861 million in 2016, $729 million in 2017, $550 million in 2018 and $1.16 billion thereafter. These commitments are estimates of costs based on assumed minimum levels of flying under the capacity purchase agreements and the Company’s actual payments could differ materially. These commitments include the portion of the Company’s future obligations related to aircraft deemed to be leased of approximately $317 million in 2014, $289 million in 2015, $220 million in 2016, $186 million in 2017, $143 million in 2018 and $261 million thereafter.

(e) Legal Proceedings

Government Antitrust Actions. On August 13, 2013, the U.S. government along with the States of Arizona, Florida, Tennessee and Texas, the Commonwealths of Pennsylvania and Virginia, and the District of Columbia (collectively, the “plaintiff states”), filed a complaint against US Airways Group and AMR in the U.S. District Court for the District of Columbia. The plaintiffs alleged, among other things, that the proposed Merger would substantially lessen competition in violation of Section 7 of the Clayton Act and sought to permanently enjoin the transaction. On September 5, 2013, the plaintiffs filed an amended complaint, adding the State of Michigan as a plaintiff. On October 1, 2013, the State of Texas entered into an agreement with US Airways Group and AMR that resolved that state’s objections to the Merger, and its claims were dismissed with prejudice on October 7, 2013. On November 11, 2013, US Airways and American entered into agreements with the U.S. government and the plaintiff states resolving all claims in the litigation. The agreement with the U.S. government requires US Airways and American to divest assets at certain airports and remains subject to public comment and court approval. In the agreement with the United States government, among other things, US Airways and American agreed to divest and not reacquire for 10 years certain rights and assets consisting of 52 slot pairs at Washington National and 17 slot pairs at LaGuardia, in each case and together with associated gates and related ground facilities necessary to operate those slot pairs, and two gates at each of Boston Logan International Airport, Chicago O’Hare International Airport, Dallas Love Field, Los Angeles International Airport and Miami International Airport. The agreement with the plaintiff states, which was entered by the court on November 12, 2013, requires US Airways and American, subject to certain conditions and exceptions, to maintain certain hub operations in a manner generally consistent with historical operations and to continue to provide scheduled daily service to certain specified communities, both for limited periods of time. In addition, US Airways and American entered into a related settlement with the DOT related to small community service from Washington National.

Merger Class Action. On March 1, 2013, a complaint captioned Plumbers & Steamfitters Local Union No. 248 Pension Fund v. US Airways Group, Inc., et al., No. CV2013-051605, was filed as a putative class action on behalf of the stockholders of US Airways Group in the Superior Court for Maricopa County, Arizona. On July 3, 2013, an amended complaint, captioned Dennis Palkon, et al. v. US Airways Group, Inc., et al., No. CV2013-051605, was filed with the same court. The amended complaint names as defendants US Airways Group and the members of its board of directors, and alleges that the directors failed to maximize the value of US Airways Group in connection with the Merger and that US Airways Group aided and abetted those breaches of fiduciary duty. The relief sought in the amended complaint includes an injunction against the Merger, or rescission in the event it has been consummated. The court in the above-referenced action denied the plaintiff’s motion for a temporary restraining order that had sought to enjoin US Airways Group’s Annual Meeting of Stockholders. The above-referenced action was stayed pending the outcome of the antitrust lawsuit filed by the U.S. government and various states on August 13, 2013 (described above). This stay has now been lifted and a motion to dismiss this action filed by US Airways Group is pending before the court. The Company believes this lawsuit is without merit and intends to vigorously defend against the allegations.

Private Party Antitrust Action. On July 2, 2013, a lawsuit captioned Carolyn Fjord, et al., v. US Airways Group, Inc., et al., was filed in the United States District Court for the Northern District of California. The complaint names as defendants US Airways Group and US Airways, and alleges that the effect of the Merger may be to substantially lessen competition or tend to create a monopoly in violation of Section 7 of the Clayton Antitrust Act. The relief sought in the complaint includes an injunction against the Merger, or divestiture. On August 6, 2013, the plaintiffs re-filed their complaint in the Bankruptcy Court, adding AMR and American as defendants, and on October 2, 2013, dismissed the initial California action. The Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On January 10, 2014, the Plaintiffs moved to amend their complaint to add a claim for money damages and to request injunctive relief requiring the carriers to hold separate their assets. Trial is set for June 2014. The Company believes this lawsuit is without merit and intends to vigorously defend against the allegations.

US Airways Sabre Matter. On April 21, 2011, US Airways filed an antitrust lawsuit against Sabre Holdings Corporation, Sabre Inc. and Sabre Travel International Limited (collectively, Sabre) in Federal District Court for the Southern District of New York. The lawsuit alleges, among other things, that Sabre has engaged in anticompetitive practices that illegally restrain US Airways’ ability to distribute its products to its customers. The lawsuit also alleges that these actions have prevented US Airways from employing new competing technologies and have allowed Sabre to continue to charge US Airways supracompetitive fees. The lawsuit seeks both injunctive relief and money damages. Sabre filed a motion to dismiss the case, which the court denied in part and granted in part in September 2011, allowing two of the four counts in the complaint to proceed. The Company intends to pursue its claims against Sabre vigorously, but there can be no assurance of the outcome of this litigation.

General. The Company and its subsidiaries are also engaged in other legal proceedings from time to time. Legal proceedings can be complex and take many months, or even years, to reach resolution, with the final outcome depending on a number of variables, some of which are not within the control of the Company. Therefore, although the Company will vigorously defend itself in each of the actions described above and such other legal proceedings, their ultimate resolution and potential financial and other impacts on the Company are uncertain.

(f) Guarantees and Indemnifications

US Airways guarantees the payment of principal and interest on certain special facility revenue bonds issued by municipalities to build or improve certain airport and maintenance facilities which are leased to US Airways. Under such leases, US Airways is required to make rental payments through 2023, sufficient to pay maturing principal and interest payments on the related bonds. As of December 31, 2013, the remaining lease payments guaranteeing the principal and interest on these bonds are $96 million, of which $22 million of these obligations are reflected as debt in the accompanying consolidated balance sheet.

US Airways assigned to Delta a lease agreement with the Port Authority of New York and New Jersey related to the East End Terminal at LaGuardia airport. A portion of the rental payments under the lease are used to repay special revenue bonds issued by the Port Authority. The revenue bonds have a final scheduled maturity in 2015 and had an outstanding principal amount of approximately $43 million at December 31, 2013. Pursuant to the terms of the lease assignment, US Airways remains contingently liable for Delta’s obligations, as assignee, under the lease agreement in the event Delta fails to perform such obligations including, without limitation, the payment of all rentals and other amounts due under the lease agreement. US Airways has the right to cure any failure by Delta to perform its obligations under the lease agreement and, in addition, US Airways has the right to reoccupy the terminal if it so chooses to cure any such default.

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

In connection with the closing of the Merger, US Airways Group and US Airways became guarantors of American’s Credit Facilities and 7.5% Senior Secured Notes.

American’s Credit Facilities include a $1.9 billion term loan facility and a $1.0 billion revolving credit facility. As of December 31, 2013, American had borrowed $1.9 billion under the term loan facility. The term loan facility matures on June 27, 2019, unless otherwise extended by applicable parties, and is repayable in quarterly installments in an amount equal to 0.25% of the original principal amount thereof with any unpaid balance due on the maturity date of the term loan facility. The revolving credit facility provides that American may from time to time borrow, repay and reborrow loans thereunder and have letters of credit issued thereunder in an aggregate amount outstanding at any time of up to $1.0 billion. As of December 31, 2013, there were no borrowings outstanding under the revolving credit facility. The revolving credit facility matures on June 27, 2018, unless otherwise extended by the applicable parties.

The 7.5% Senior Secured Notes were issued by American for an aggregate $1.0 billion principal amount due in 2016. The 7.5% Senior Secured Notes bear interest at a rate of 7.5% per annum, payable semi-annually on March 15 and September 15 of each year.

11. Supplemental Cash Flow Information

Supplemental disclosure of cash flow information and non-cash investing and financing activities are as follows (in millions):

	Successor	Predecessor
	Period From December 9 to December 31,	Period From January 1 to December 8,	Year Ended December 31,	Year Ended December 31,
	2013	2013	2012	2011
Non-cash transactions:
Conversion of 7.25% convertible senior notes	$—	$150	$—	$—
Note payables issued for aircraft purchases	—	35	52	—
Interest payable converted to debt	—	15	19	31
Cash transactions:
Interest paid, net of amounts capitalized	6	265	227	209
Income taxes paid	—	7	2	1

12. Operating Segments and Related Disclosures

The Company is managed as a single business unit that provides air transportation for passengers and cargo. This allows it to benefit from an integrated revenue pricing and route network that includes US Airways, Piedmont, PSA and third-party carriers that fly under capacity purchase or prorate agreements as part of the Company’s regional operations. The flight equipment of all these carriers is combined to form one fleet that is deployed through a single route scheduling system. When making resource allocation decisions, the chief operating decision maker evaluates flight profitability data, which considers aircraft type and route economics, but gives no weight to the financial impact of the resource allocation decision on an individual carrier basis. The objective in making resource allocation decisions is to maximize consolidated financial results, not the individual results of US Airways, Piedmont and PSA.

The Company’s operating revenues by geographic region as defined by the U.S. Department of Transportation (“DOT”) is as follows (in millions):

	Successor	Predecessor
	Period From December 9 to December 31,	Period From January 1 to December 8,	Year Ended December 31,	Year Ended December 31,
	2013	2013	2012	2011
DOT Domestic	$779	$11,032	$11,177	$10,488
DOT Atlantic	82	1,778	1,719	1,678
DOT Latin	70	866	869	821

Total	$931	$13,676	$13,765	$12,987

Total operating revenues have been reclassified into the Domestic, Atlantic and Latin geographic regions to conform to the new AAG presentation. The Company attributes operating revenues by geographic region based upon the origin and destination of each ticket. The Company’s tangible assets consist primarily of flight equipment, which are mobile across geographic markets and, therefore, have not been allocated.

13. Share-based Compensation

All outstanding US Airways Group equity awards converted into equity awards with respect to AAG Common Stock using an exchange ratio of 1 to 1 and had a fair value of approximately $141 million at the Merger closing date, which was included in the purchase price. These awards have the same terms and conditions as were applicable to such equity awards immediately prior to the Merger closing date.

In December 2013, the 2013 Incentive Award Plan (the “2013 Plan”) was approved. The 2013 Plan replaces and supersedes the 2011 Incentive Award Plan (the “2011 Plan”). No additional awards will be made under the 2011 Plan. Awards may be in the form of an option, restricted stock award, restricted stock unit award, performance award, dividend equivalents award, deferred stock award, deferred stock unit award, stock payment award or stock appreciation right. The 2013 Plan authorizes the grant of awards for the issuance of 40,000,000 shares plus any shares underlying awards granted under the 2013 Plan, or any pre-existing US Airways Group plan, that are forfeited, terminate or are cash settled (in whole or in part) without a payment being made in the form of shares. In addition, any shares that are available for issuance under the 2011 Plan as of the Effective Date may be used for awards under the 2013 Plan; provided, that awards using such available shares under the 2011 Plan shall not be made after the date awards or grants could have been made under 2011 Plan and shall only be made to individuals who were not providing services to AAG prior to the Merger. Awards granted under the 2013 Plan upon the assumption of, or in substitution for, outstanding awards in connection with a corporate transaction, such as a merger, will not reduce the shares authorized for issuance under the 2013 Plan.

The Company’s net income for the 2013 Successor Period, the 2013 Predecessor Period and the years ended December 31, 2012 and 2011 included $19 million, $61 million, $51 million and $5 million, respectively, of share-based compensation costs. Of the 2013 Successor Period amount, $7 million was due to Merger related equity awards and equity vesting accelerations recorded in special items, net on the accompanying consolidated statements of operations. Share-based compensation costs related to stock-settled awards were $10 million, $19 million, $12 million and $8 million in the 2013 Successor Period, the 2013 Predecessor Period, and the years ended December 31, 2012 and 2011, respectively. Share-based compensation costs related to cash-settled awards were an expense of $9 million and $42 million in the 2013 Successor and Predecessor Periods, respectively, an expense of $39 million in 2012 and a credit of $3 million in 2011.

Restricted Stock Unit Awards — As of December 31, 2013, the Company has outstanding restricted stock unit awards with service conditions (time vested) and performance conditions. The restricted stock units granted in connection with the closing of the Merger will vest, subject to continued employment, with respect to (i) 50% of the restricted stock units on December 16, 2015; (ii) 25% of the restricted stock units on the earlier to occur of (a) December 16, 2015, if AAG is issued a Single Operating Certificate (“SOC”) prior to or on that date or (b) the date on which AAG is issued an SOC, provided that such date is prior to or on December 16, 2016; and (iii) 25% of the restricted stock units on the date the AAG board of directors or compensation committee of the board of directors determines that AAG has achieved at least $1 billion in net synergies with respect to the fiscal year 2015 or 2016, provided that such date is prior to or on December 31, 2016. The grant-date fair value of restricted stock unit awards is equal to the market price of the underlying shares of common stock on the date of grant. For time vested awards, the expense is recognized on a straight-line basis over the vesting period for the entire award. For awards with performance conditions, the expense is recognized based on the expected level of achievement at each reporting period. The vesting periods for RSU awards with service conditions range from two to three years. Stock-settled restricted stock unit awards (“RSUs”) are classified as equity awards as the vesting results in the issuance of shares of AAG Common Stock. Cash-settled restricted stock unit awards (“CRSUs”) are classified as liability awards as the vesting results in payment of cash by the Company.

RSU award activity for all plans for the 2013 Successor and Predecessor Periods and the years ended December 31, 2012 and 2011 is as follows (shares in thousands):

	Number of Shares	Weighted Average Grant- Date Fair Value
Predecessor:
Nonvested balance at December 31, 2010	243	$7.99
Granted	601	7.99
Vested and released	(188)	8.40
Forfeited	(1)	8.84

Nonvested balance at December 31, 2011	655	$7.88
Granted	1,827	7.64
Vested and released	(243)	7.63
Forfeited	(8)	7.62

Nonvested balance at December 31, 2012	2,231	$7.71
Granted	1,778	15.78
Vested and released	(823)	7.79
Forfeited	(22)	11.46

Nonvested balance at December 8, 2013	3,164	$12.20

Successor:
Granted	7,533	24.60
Vested and released	(10)	22.55
Forfeited	—	—

Nonvested balance at December 31, 2013	10,687	$24.00

As of December 31, 2013, there were $214 million of total unrecognized compensation costs related to RSUs. These costs are expected to be recognized over a weighted average period of 1.7 years. The total fair value of RSUs vested during the 2013 Successor Period, 2013 Predecessor period, 2012 and 2011 was $0.3 million, $13 million, $2 million and $2 million, respectively.

CRSU award activity for all plans for the 2013 Successor and Predecessor Periods and the years ended December 31, 2012 and 2011 is as follows (shares in thousands):

	Number of Shares	Weighted Average Fair Value
Predecessor:
Nonvested balance at December 31, 2010	—	$—
Granted	1,039	8.14
Vested and released	—	—
Forfeited	(39)	7.42

Nonvested balance at December 31, 2011	1,000	$5.07
Granted	2	7.62
Vested and released	(324)	9.34
Forfeited	(35)	5.96

Nonvested balance at December 31, 2012	643	$13.50
Granted	2	15.78
Vested and released	(321)	16.03
Forfeited	(4)	14.91

Nonvested balance at December 8, 2013	320	$22.55

Successor:
Granted	18	24.60
Vested and released	(3)	24.60
Forfeited	—	—

Nonvested balance at December 31, 2013	335	$25.25

As of December 31, 2013, the liability related to CRSUs was $6 million, which will continue to be remeasured at fair value at each reporting date until all awards are vested. As of December 31, 2013, the total unrecognized compensation expense for CRSUs was $3 million and is expected to be recognized over a weighted average period of 0.4 years. The total cash paid for CRSUs vested during the 2013 Successor Period, the 2013 Predecessor Period and 2012 was $0.1 million, $5 million and $3 million, respectively.

Stock Options and Stock Appreciation Rights — Stock options and stock appreciation rights are granted with an exercise price equal to the underlying common stock’s fair value at the date of each grant. Stock options and stock appreciation rights have service conditions, become exercisable over a three-year vesting period and expire if unexercised at the end of their term, which ranges from seven to 10 years. Stock options and stock-settled stock appreciation rights (“SARs”) are classified as equity awards as the exercise results in the issuance of shares of AAG Common Stock. Cash-settled stock appreciation rights (“CSARs”) are classified as liability awards as the exercise results in payment of cash by the Company.

Stock option and SAR award activity for all plans for the 2013 Successor and Predecessor Periods and the years ended December 31, 2012 and 2011 is as follows (stock options and SARs in thousands):

	Stock Options and SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In millions)
Predecessor:
Balance at December 31, 2010	9,957	$14.09
Granted	986	7.92
Exercised	(128)	7.47
Forfeited	(27)	7.44
Expired	(254)	23.26

Balance at December 31, 2011	10,534	$13.38
Granted	3,138	7.68
Exercised	(283)	6.78
Forfeited	(20)	7.98
Expired	(300)	15.95

Balance at December 31, 2012	13,069	$12.11
Granted	64	16.17
Exercised	(1,880)	7.52
Forfeited	(25)	7.35
Expired	(28)	39.17

Balance at December 8, 2013	11,200	$12.84

Successor:
Granted	—	—
Exercised	(42)	14.42
Forfeited	—	—
Expired	—	—

Balance at December 31, 2013	11,158	$12.84	3.3	$162
Vested or expected to vest at December 31, 2013	11,135	$12.85	3.3	$162
Exercisable at December 31, 2013	8,729	$14.20	2.8	$120

CSAR award activity for all plans for the 2013 Successor and Predecessor Periods and the years ended December 31, 2012 and 2011 is as follows (CSARs in thousands):

	CSARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In millions)
Predecessor:
Balance at December 31, 2010	5,054	$4.65
Granted	1,484	8.14
Exercised	(395)	3.44
Forfeited	(219)	5.47
Expired	(8)	7.42

Balance at December 31, 2011	5,916	$5.58
Granted	4	7.62
Exercised	(569)	4.29
Forfeited	(113)	6.26
Expired	—	—

Balance at December 31, 2012	5,238	$5.70
Granted	—	—
Exercised	(2,342)	5.01
Forfeited	(8)	7.97
Expired	—	—

Balance at December 8, 2013	2,888	$6.25

Successor:
Granted	—	—
Exercised	(23)	5.10
Forfeited	—	—
Expired	—	—

Balance at December 31, 2013	2,865	$6.26	3.3	$54
Vested or expected to vest at December 31, 2013	2,864	$6.26	3.3	$54
Exercisable at December 31, 2013	2,415	$5.91	3.1	$47

The fair value of stock options and stock appreciation rights is determined at the grant date using a Black-Scholes option pricing model, which requires several assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the award at the time of grant. The dividend yield is assumed to be zero as the Company does not pay dividends. The volatility is based on the historical volatility of the Company’s common stock over a time period equal to the expected term of the award. The expected term of the award is based on the historical experience of the Company. Stock options and stock appreciation rights are expensed on a straight-line basis over the vesting period for the entire award.

The per share weighted-average grant-date fair value of stock appreciation rights granted and the weighted-average assumptions used for the 2013 Predecessor Period, 2012 and 2011 were as follows as there were no stock appreciation rights granted in the 2013 Successor Period:

	Predecessor
	Period from January 1 to December 8, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Weighted average fair value	$7.03	$4.59	$5.65
Risk free interest rate	0.5%	0.6%	1.6%
Expected dividend yield	—	—	—
Expected term	3.5 years	3.5 years	4.0 years
Volatility	61%	89%	102%

As of December 31, 2013, there were $22 million of total unrecognized compensation costs related to SARs. These costs are expected to be recognized over a weighted average period of 0.7 years. The total intrinsic value of stock options and SARs exercised during the 2013 Successor Period, the 2013 Predecessor Period, 2012 and 2011 was $0.5 million, $19 million, $1 million and $0.2 million, respectively.

As of December 31, 2013, the weighted average fair value of outstanding CSARs was $19.11 per share and the related liability was $52 million. These CSARs will continue to be remeasured at fair value at each reporting date until all awards are settled. As of December 31, 2013, the total unrecognized compensation expense for CSARs was $2 million and is expected to be recognized over a weighted average period of 0.3 years. Total cash paid for CSARs exercised during the 2013 Successor Period, the 2013 Predecessor Period, 2012 and 2011 was $0.5 million, $30 million, $4 million and $2 million, respectively.

14. Valuation and Qualifying Accounts (in millions)

	Balance at Beginning of Period	Acquisition Accounting Adjustment	Additions	Deductions	Balance at End of Period
Allowance for doubtful receivables:
Successor:
Period from December 9 to December 31, 2013	$6	$(6)	$—	$—	$—

Predecessor:
Period from January 1 to December 8, 2013	$7	$—	$1	$2	$6

Year ended December 31, 2012	$8	$—	$1	$2	$7

Year ended December 31, 2011	$9	$—	$1	$2	$8

Allowance for inventory obsolescence:
Successor:
Period from December 9 to December 31, 2013	$114	$(114)	$2	$—	$2

Predecessor:
Period from January 1 to December 8, 2013	$96	$—	$22	$4	$114

Year ended December 31, 2012	$85	$—	$16	$5	$96

Year ended December 31, 2011	$80	$—	$20	$15	$85

Valuation allowance on deferred tax asset, net:
Successor:
Period from December 9 to December 31, 2013	$—	$519	$—	$—	$519

Predecessor:
Period from January 1 to December 8, 2013	$160	$—	$—	$160	$—

Year ended December 31, 2012	$408	$—	$—	$248	$160

Year ended December 31, 2011	$430	$—	$—	$22	$408

15. Selected Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for 2013 and 2012 is as follows (in millions, except share and per share amounts):

	Predecessor				Successor
				Period from October 1 to	Period from December 9 to
	1st Quarter	2nd Quarter	3rd Quarter	December 8	December 31
2013
Operating revenues	$3,370	$3,850	$3,840	$2,616	$931
Operating expenses	3,268	3,371	3,413	2,443	1,108
Operating income (loss)	102	479	427	173	(177)
Nonoperating expense, net	(58)	(125)	(91)	(68)	(31)
Income tax provision	—	67	120	52	—
Net income (loss)	44	287	216	53	(208)
Earnings per common share:
Basic	$0.27	$1.66	$1.12	$0.27	n/a
Diluted	$0.26	$1.40	$1.04	$0.25	n/a
Shares used for computation (in thousands):
Basic	162,902	173,215	193,416	197,105	n/a
Diluted	206,748	207,931	208,403	209,825	n/a

	Predecessor
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2012
Operating revenues	$3,254	$3,740	$3,520	$3,251
Operating expenses	3,196	3,337	3,253	3,128
Operating income	58	403	267	123
Nonoperating expense, net	(10)	(97)	(21)	(87)
Income tax provision (benefit)	—	—	1	(1)
Net income	48	306	245	37
Earnings per common share:
Basic	$0.30	$1.89	$1.51	$0.23
Diluted	$0.28	$1.54	$1.24	$0.22
Shares used for computation (in thousands):
Basic	162,130	162,310	162,418	162,467
Diluted	201,814	203,981	204,603	205,115

Certain prior period amounts have been reclassified between various financial statement line items to conform to the new AAG financial statement presentation. See Note 1 for further information.

The Company’s 2013 and 2012 fourth quarter results were impacted by recognition of the following net special items:

Fourth quarter 2013 Successor Period operating expenses included $277 million of special merger related costs primarily due to the pilot memorandum of understanding that became effective upon merger close, professional fees, fees to exit the Star Alliance and its codeshare agreement with United Airlines, severance and special merger equity awards. Fourth quarter 2013 Successor Period nonoperating expense, net included a $13 million special non-cash mark to market fair value adjustment for 7.25% convertible senior notes that are convertible into AAG Common Stock subsequent to the Merger. Fourth quarter 2013 Predecessor Period operating expenses included $36 million of net special charges primarily due to merger related costs.

Fourth quarter 2012 operating expenses included $9 million of net special charges primarily due to merger related costs and auction rate securities arbitration costs.

Item 8B. Consolidated Financial Statements and Supplementary Data of US Airways, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

US Airways, Inc.:

We have audited the accompanying consolidated balance sheets of US Airways, Inc. and subsidiaries (US Airways) as of December 31, 2013 (Successor) and December 31, 2012 (Predecessor), and the related consolidated statements of operations, comprehensive income, stockholder’s equity, and cash flows for the period from December 9, 2013 to December 31, 2013 (Successor), the period from January 1, 2013 to December 8, 2013 (Predecessor), and each of the years in the two-year period ended December 31, 2012 (Predecessor). These consolidated financial statements are the responsibility of the US Airways’ management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US Airways, Inc. and subsidiaries as of December 31, 2013 (Successor) and December 31, 2012 (Predecessor), and the results of their operations and their cash flows for the period from December 9, 2013 to December 31, 2013 (Successor), the period from January 1, 2013 to December 8, 2013 (Predecessor), and each of the years in the two-year period ended December 31, 2012 (Predecessor), in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), US Airways’ internal control over financial reporting as of December 31, 2013 (Successor), based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2014 expressed an unqualified opinion on the effectiveness of the US Airways’ internal control over financial reporting.

/s/ KPMG LLP

Phoenix, Arizona

February 27, 2014

US Airways, Inc.

Consolidated Statements of Operations

(In millions)

	Successor	Predecessor
	Period From December 9 to December 31,	Period From January 1 to December 8,	Year Ended December 31,	Year Ended December 31,
	2013	2013	2012	2011
Operating revenues:
Mainline passenger	$625	$9,048	$8,941	$8,465
Regional passenger	203	3,145	3,349	3,087
Cargo	9	145	154	169
Other	104	1,484	1,481	1,419

Total operating revenues	941	13,822	13,925	13,140
Operating expenses:
Aircraft fuel and related taxes	211	3,270	3,489	3,400
Salaries, wages and benefits	185	2,426	2,402	2,183
Regional expenses	219	3,198	3,463	3,391
Maintenance, materials and repairs	38	667	717	722
Other rent and landing fees	35	547	519	523
Aircraft rent	25	568	643	646
Selling expenses	30	450	463	451
Depreciation and amortization	23	289	266	261
Special items, net	277	138	34	24
Other	72	1,097	1,114	1,113

Total operating expenses	1,115	12,650	13,110	12,714

Operating income (loss)	(174)	1,172	815	426
Nonoperating income (expense):
Interest income	—	5	2	4
Interest expense, net	(17)	(260)	(244)	(225)
Other, net	—	21	128	(6)

Total nonoperating expense, net	(17)	(234)	(114)	(227)

Income (loss) before income taxes	(191)	938	701	199
Income tax provision (benefit)	—	264	(1)	19

Net income (loss)	$(191)	$674	$702	$180

See accompanying notes to consolidated financial statements.

US Airways, Inc.

Consolidated Statements of Comprehensive Income

(In millions)

	Successor	Predecessor
	Period From December 9 to December 31,	Period From January 1 to December 8,	Year Ended December 31,	Year Ended December 31,
	2013	2013	2012	2011
Net income (loss)	$(191)	$674	$702	$180
Other comprehensive income (loss):
Reversal of tax provision in other comprehensive income	—	—	—	21
Reversal of net unrealized gains on available-for-sale securities	—	—	—	(3)
Other postretirement benefits	12	(1)	(9)	(16)

Total other comprehensive income (loss)	12	(1)	(9)	2

Total comprehensive income (loss)	$(179)	$673	$693	$182

See accompanying notes to consolidated financial statements.

US Airways, Inc.

Consolidated Balance Sheets

(In millions, except share and per share amounts)

	Successor	Predecessor
	Year Ended December 31,	Year Ended December 31,
	2013	2012
ASSETS
Current assets
Cash	$303	$149
Short-term investments	2,947	2,222
Restricted cash	333	336
Accounts receivable, net	357	284
Receivables from related parties, net	407	—
Aircraft fuel, spare parts and supplies, net	296	247
Prepaid expenses and other	857	607

Total current assets	5,500	3,845
Operating property and equipment
Flight equipment	4,835	5,035
Ground property and equipment	471	968
Equipment purchase deposits	230	244

Total property and equipment, at cost	5,536	6,247
Less accumulated depreciation and amortization	(30)	(1,648)

Total property and equipment, net	5,506	4,599
Other assets
Goodwill	4,086	—
Intangibles, net of accumulated amortization of $5 million and $146 million, respectively	1,496	510
Other assets	131	230

Total other assets	5,713	740

Total assets	$16,719	$9,184

LIABILITIES & STOCKHOLDER’S EQUITY
Current liabilities
Current maturities of long-term debt and capital leases	$467	$401
Accounts payable	304	238
Payables to related parties, net	50	521
Accrued salaries and wages	441	289
Air traffic liability	1,235	1,087
Frequent flyer liability	1,245	435
Other accrued liabilities	696	760

Total current liabilities	4,438	3,731
Noncurrent liabilities
Long-term debt and capital leases, net of current maturities	5,005	2,952
Pensions and postretirement benefits	109	170
Deferred gains and credits, net	757	247
Other liabilities	1,148	429

Total noncurrent liabilities	7,019	3,798
Commitments and contingencies (Note 9)
Stockholder’s equity
Common stock, $1 par value; 1,000 shares issued and outstanding	—	—
Additional paid-in capital	5,441	2,445
Accumulated other comprehensive income	12	13
Accumulated deficit	(191)	(803)

Total stockholder’s equity	5,262	1,655

Total liabilities and stockholder’s equity	$16,719	$9,184

See accompanying notes to consolidated financial statements.

US Airways, Inc.

Consolidated Statements of Cash Flows

(In millions)

	Successor	Predecessor
	Period From December 9 to December 31,	Period From January 1 to December 8,	Year Ended December 31,	Year Ended December 31,
	2013	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$(191)	$674	$702	$180
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	24	295	273	262
Gain on slot transaction	—	—	(142)	—
Debt discount and lease amortization	(4)	(26)	(24)	(32)
Special items, non-cash	—	2	1	5
Pension and postretirement	—	(1)	(1)	(3)
Deferred income taxes	—	259	—	19
Share-based compensation	10	—	—	—
Other, net	—	7	6	8
Changes in operating assets and liabilities, net of Merger impact:
Decrease (increase) in accounts receivable	(13)	(60)	30	(14)
Decrease (increase) in other current assets	4	(132)	(134)	(74)
Increase (decrease) in accounts payable and accrued liabilities	(14)	160	17	(89)
Increase (decrease) in air traffic liability	(182)	295	149	52
Increase (decrease) in frequent flyer liability	(11)	72	73	34
Increase (decrease) in other assets and liabilities	55	(101)	45	92

Net cash provided by (used in) operating activities	(322)	1,444	995	440

Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(131)	(1,284)	(766)	(581)
Decrease (increase) in investments	571	(1,296)	(454)	(7)
Decrease (increase) in restricted cash	(1)	4	29	(1)
Net cash proceeds from slot transaction	—	—	—	63
Proceeds from sale of property and equipment	—	1	1	7

Net cash provided by (used in) investing activities	439	(2,575)	(1,190)	(519)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(297)	(614)	(479)	(659)
Proceeds from issuance of long-term debt	284	2,646	634	764
Deferred financing costs	(5)	(59)	(23)	(14)
Decrease in payables to related parties, net	—	(804)	—	—
Airport construction obligation	4	13	40	13

Net cash provided by (used in) financing activities	(14)	1,182	172	104

Net increase (decrease) in cash	103	51	(23)	25
Cash at beginning of period	200	149	172	147

Cash at end of period	$303	$200	$149	$172

See accompanying notes to consolidated financial statements.

US Airways, Inc.

Consolidated Statements of Stockholder’s Equity

(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Predecessor Company
Balance at December 31, 2010	$—	$2,445	$20	$(1,685)	$780
Net income	—	—	—	180	180
Reversal of tax provision in other comprehensive income	—	—	21	—	21
Reversal of net unrealized gains on sale of available-for-sale securities	—	—	(3)	—	(3)
Other postretirement benefits	—	—	(16)	—	(16)

Balance at December 31, 2011	—	2,445	22	(1,505)	962
Net income	—	—	—	702	702
Other postretirement benefits	—	—	(9)	—	(9)

Balance at December 31, 2012	—	2,445	13	(803)	1,655
Net income	—	—	—	674	674
Other postretirement benefits	—	—	(1)	—	(1)

Balance at December 8, 2013	—	2,445	12	(129)	2,328

Successor Company
Merger Impact:
Elimination of equity accounts in connection with the Merger	—	(2,445)	(12)	129	(2,328)
Issuance of new stock by AAG pursuant to Merger	—	5,431	—	—	5,431
Net loss from December 9 to December 31	—	—	—	(191)	(191)
Share-based compensation expense	—	10	—	—	10
Other postretirement benefits	—	—	12	—	12

Balance at December 31, 2013	$—	$5,441	$12	$(191)	$5,262

See accompanying notes to consolidated financial statements.

US Airways, Inc.

Notes to Consolidated Financial Statements

1. Merger and Reclassifications

Description of Transaction

US Airways, Inc. (“US Airways”) is a Delaware corporation whose primary business activity is the operation of a major network air carrier. US Airways is a wholly owned subsidiary of US Airways Group, Inc. (“US Airways Group”). On December 9, 2013 (the “Effective Date”), US Airways Group became a wholly owned subsidiary of American Airlines Group Inc., a Delaware corporation, (formerly known as AMR Corporation (referred to as “AMR” prior to December 9, 2013 and referred to herein as “AAG”) as a result of the merger of AMR Merger Sub, Inc. (“Merger Sub”), a wholly owned subsidiary of AAG, with and into US Airways Group (the “Merger”). In connection with the Merger, AMR Corporation changed its name from AMR Corporation to American Airlines Group Inc. The Merger was effected pursuant to an Agreement and Plan of Merger, dated as of February 13, 2013, entered into by and among AMR Corporation, US Airways Group and Merger Sub (as amended, the “Merger Agreement”).

In addition, on December 9, 2013, AMR, its principal subsidiary, American Airlines, Inc. (“American”), and certain of AMR’s other direct and indirect domestic subsidiaries (collectively, the “Debtors”) consummated their reorganization pursuant to the Debtors’ fourth amended joint plan of reorganization (as amended, the “Plan”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).

All of the equity interests in AAG were issued solely pursuant to the Merger Agreement or the Plan. Pursuant to the Plan, and in accordance with the Merger Agreement, on December 9, 2013 (i) all existing shares of AAG’s old common stock, formerly traded under the symbol “AAMRQ” on the OTCQB marketplace operated by OTC Markets Group, were cancelled and (ii) AAG was authorized to issue up to approximately 544 million shares of common stock, par value $0.01 per share, of AAG (“AAG Common Stock”) by operation of the Plan (excluding shares of AAG Common Stock issued pursuant to the Merger Agreement). Pursuant to the Merger Agreement and the Plan, each share of common stock, par value $0.01 per share, of US Airways Group (“US Airways Group Common Stock”), which was previously listed on the New York Stock Exchange and publicly traded, was converted into the right to receive one share of AAG Common Stock. The aggregate number of shares of AAG Common Stock issuable in the Merger to holders of US Airways Group equity instruments (including stockholders, holders of convertible notes, optionees, and holders of restricted stock units (“RSUs”)) represents 28% of the diluted equity ownership of AAG. The remaining 72% diluted equity ownership in AAG(up to approximately 544 million shares) is distributable, pursuant to the Plan, to stakeholders, labor unions, and certain employees of AMR and the other Debtors and such 72% of the diluted equity ownership of AAG includes all shares of AAG Common Stock that are or may become issuable upon conversion of shares of AAG’s Series A Convertible Preferred Stock, par value $0.01 (the “AAG Preferred Stock”) such that the aggregate number of shares of AAG Common Stock issuable under the Plan will not exceed 72% of the diluted equity ownership of AAG as of the time of the Merger.

As a result of US Airways Group becoming a wholly-owned subsidiary of AAG, US Airways Group applied push down accounting which results in US Airways’ financial statements prior to December 9, 2013 to not be comparable with the financial statements for periods on or after December 9, 2013. References to “Successor” and “2013 Successor Period” refer to US Airways on or after December 9, 2013 and the period from December 9 to December 31, 2013, respectively, after giving effect to the application of acquisition accounting. References to “Predecessor” and “2013 Predecessor Period” refer to US Airways prior to December 9, 2013 and the period from January 1 to December 8, 2013, respectively.

Tax Matters

The Merger resulted in a statutory “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), which limits US Airways’ future ability to utilize net operating losses generated before the ownership change and certain subsequently recognized “built-in” losses and deductions, if any, existing as of the date of the ownership change. US Airways’ ability to utilize any new net operating losses arising after the ownership change is not affected. See Note 5 for additional information related to tax matters.

Fair Value of Consideration Transferred

The fair value of the consideration transferred, or the purchase price, was derived as described below based on the outstanding shares of US Airways Group common stock at December 9, 2013, the exchange ratio of one share of AAG Common Stock for each share of US Airways Group common stock, and a price per share of AAG Common Stock of $22.55, which represented the closing price of US Airways Group common stock on December 6, 2013, the last day such shares traded on the New York Stock Exchange. US Airways Group equity awards outstanding at the close of the Merger converted into equity awards with respect to AAG Common Stock. Vested equity awards held by employees of US Airways Group are considered part of the purchase price.

(in millions except per share data)
Outstanding shares of US Airways Group Common Stock at December 9, 2013 exchanged	197.4
Exchange ratio	1.0

Assumed shares of AAG Common Stock	197.4
Price per share	$22.55

Fair value of AAG Common Stock issued	$4,451
Fair value of AAG equity awards issued in exchange for outstanding US Airways Group equity awards	141

Total purchase price	$4,592

Allocation of Consideration Transferred (in millions)

The Merger has been accounted for using the acquisition method of accounting in accordance with ASC 805, “Business Combinations,” with AAG treated as the acquirer of US Airways Group for accounting purposes. The acquisition method of accounting requires, among other things, that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the acquisition date. The acquisition values have been pushed down to US Airways for its separate-entity financial statements as of December 9, 2013. The amount of acquisition pushed down to US Airways was $5.43 billion, the remainder of the purchase price being pushed down to US Airways Group and its other subsidiaries based on the fair value of their net assets. The excess of the pushed down acquisition value over the net fair value of assets acquired and liabilities assumed was recorded as goodwill. Goodwill is not amortized, but is tested for impairment at least annually.

Cash	$200
Short-term investments	3,517
Other current assets	1,417
Operating property and equipment	5,390
Goodwill	4,086
Identifiable intangibles	1,501
Other noncurrent assets	124
Long-term debt and capital leases, including current portion	(5,481)
Air traffic liability	(1,417)
Frequent flyer liability	(1,256)
Other liabilities assumed	(2,650)

Total acquisition value	$5,431

The fair values of the assets acquired and liabilities assumed were determined using the market, income and cost approaches. The fair value measurements were primarily based on significant inputs that are not observable in the market, other than certain long-term debt assumed in the Merger. The market approach, which indicates value for a subject asset based on available market pricing for comparable assets, was utilized to estimate the fair value of US Airways’ aircraft and operating leases. The market approach included prices and other relevant information generated by market transactions involving comparable assets, as well as pricing guides and other sources. US Airways considered the current market for the aircraft, the maintenance condition of the aircraft and the expected proceeds from the sale of the assets, among other factors. US Airways also utilized the market approach to value certain intangible assets such as airport take-off and landing slots when sufficient market information was available. The income approach was primarily used to value intangible assets, including customer relationships, marketing agreements, certain international route authorities, and the US Airways logo and tradenames. The income approach indicates value for a subject asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a required market rate of return that reflects the relative risk of achieving the cash flows and the time value of money. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used, as appropriate, for certain assets for which the market and income approaches could not be applied due to the nature of the asset. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the asset, less an allowance for loss in value due to depreciation. The fair value of US Airways’ Dividend Miles frequent flyer program liability was determined based on the equivalent ticket value of outstanding miles which were expected to be redeemed for future travel at December 9, 2013. The equivalent ticket value contemplates purchased tickets that have similar restrictions as frequent flyer awards.

In accordance with ASC 805, US Airways periodically adjusts the value of goodwill to reflect changes that occur as a result of adjustments during the measurement period following the date of acquisition.

Reclassifications

Certain prior period amounts have been reclassified between various financial statement line items to conform to the new AAG financial statement presentation. These reclassifications do not impact the historic net income. The historic financial statements do not reflect the impact of acquisition accounting, which US Airways applied prospectively to its financial statements as of December 9, 2013. These reclassifications are comprised principally of the following items:

•	Reclassifications between other operating expenses and operating revenues to conform the presentation of frequent flyer revenues.

•	Reclassifications between various operating expense line items to conform the presentation of regional airline expenses.

•	Reclassifications between other nonoperating income (expense), net and operating expenses to conform the presentation.

•	Reclassifications between various balance sheet line items to conform the presentation.

The following table summarizes the historical and revised financial statement amounts for Predecessor US Airways (in millions).

	Year Ended December 31,		Year Ended December 31,
	2012		2011
	As Reclassified	Historical	As Reclassified	Historical
Operating revenues:
Mainline passenger	$8,941	$8,979	$8,465	$8,501
Regional passenger	3,349	3,326	3,087	3,061
Cargo	154	155	169	170
Other	1,481	1,532	1,419	1,476
Operating expenses:
Salaries, wages and benefits	$2,402	$2,488	$2,183	$2,272
Regional expenses	3,463	3,308	3,391	3,228
Maintenance, materials and repairs	717	672	722	679
Other rent and landing fees	519	556	523	555
Selling expenses	463	466	451	454
Depreciation and amortization	266	254	261	247
Other expenses	1,114	1,260	1,113	1,269
Nonoperating income (expense):
Other, net	$128	$121	$(6)	$(14)

	At December 31,
	2012
	As Reclassified	Historical
Assets:
Cash	$149	$2,271
Short-term investments	2,222	100
Accounts receivable, net	284	297
Prepaid expenses and other	607	601
Other assets	230	223
Liabilities:
Accounts payable	$238	$331
Accrued salaries and wages	289	246
Air traffic liability	1,087	1,054
Frequent flyer liability	435	—
Other accrued liabilities	760	995

In addition, US Airways reclassified long-term restricted cash into current assets.

2. Basis of Presentation and Summary of Significant Accounting Policies

(a) Nature of Operations and Operating Environment

Prior to the Merger, US Airways operated the fifth largest airline in the United States as measured by domestic revenue passenger miles (“RPMs”) and available seat miles (“ASMs”). US Airways has hubs in Charlotte, Philadelphia, Phoenix and Washington, D.C. at Ronald Reagan Washington National Airport (“Washington National”). As of December 31, 2013, US Airways offered scheduled passenger service on more than 3,000 flights daily to 193 communities in the United States, Canada, Mexico, Europe, the Middle East, the Caribbean, and Central and South America. US Airways also has an established East Coast route network, including the US Airways Shuttle service. US Airways had approximately 57 million passengers boarding its mainline flights in 2013. During 2013, US Airways’ mainline operation provided regularly scheduled service or seasonal service at 133 airports, while the US Airways Express network served 150 airports in the United States, Canada, Mexico and the Caribbean, including 76 airports also served by the mainline operation. US Airways Express air carriers had approximately 28 million passengers boarding their planes in 2013. As of December 31, 2013, US Airways operated 343 mainline jets and is supported by US Airways’ regional airline subsidiaries and third-party regional carriers operating as US Airways Express under capacity purchase agreements, which operated 238 regional jets and 40 turboprops. US Airways’ prorate carriers operated four regional jets at December 31, 2013.

Following the Merger, AAG began moving toward operating under the single brand name of “American Airlines” through its mainline operations, American and US Airways. Until a single operating certificate is issued by the Federal Aviation Administration (“FAA”) and the operational integration is complete, American and US Airways will continue to operate as separate airlines. This process is expected to take 18-24 months. Through its operating subsidiaries, including the operating subsidiaries of US Airways Group, AAG is the largest airline in the world as measured by RPMs and ASMs. AAG has primary hubs in Charlotte, Chicago, Dallas/Fort Worth, Los Angeles, Miami, New York City, Philadelphia, Phoenix and Washington, D.C. As of December 31, 2013, the combined airline, together with its third-party regional carriers, operated nearly 6,700 daily flights to 339 destinations in 54 countries. As of December 31, 2013, American and US Airways operated 965 mainline jets. US Airways continues to be provided with regional feed by Piedmont, PSA and third-party regional carriers.

As of December 31, 2013, US Airways employed approximately 32,100 active full-time equivalent employees. Approximately 84% of employees are covered by collective bargaining agreements with various labor unions. See “Employees and Labor Relations” in Part I, Item 1 for further discussion.

(b) Basis of Presentation

US Airways Group has the ability to move funds freely between its operating subsidiaries to support operations. These transfers are recognized as intercompany transactions. In the accompanying consolidated statements of cash flows, these intercompany transactions are designated as receivables from, or payables to, related parties, net and are classified as operating or financing activities depending upon the nature of the transaction.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The most significant areas of judgment relate to passenger revenue recognition, impairment of long-lived and intangible assets and goodwill, the frequent flyer program and the deferred tax asset valuation allowance. US Airways’ accumulated other comprehensive income balances at December 31, 2013 and 2012 related to other postretirement benefits.

(c) Statements of Cash Flows

Short-term investments, without regard to remaining maturity at acquisition, are not considered as cash equivalents for purposes of the statements of cash flows.

(d) Restricted Cash

Restricted cash primarily includes cash collateral to secure workers’ compensation claims and credit card processing holdback requirements for advance ticket sales for which US Airways has not yet provided air transportation.

(e) Aircraft Fuel, Spare Parts and Supplies, Net

Aircraft fuel, spare parts and supplies, net are recorded at net realizable value based on average costs. These items are expensed when used. An allowance for obsolescence is provided for aircraft spare parts and supplies. As discussed in Note 1, in connection with the Merger, US Airways’ assets were recorded at fair value as of the Merger date.

(f) Operating Property and Equipment

Operating property and equipment are recorded at cost. Interest expense related to the acquisition of certain property and equipment, including aircraft purchase deposits, is capitalized as an additional cost of the asset. Interest capitalized for the 2013 Successor Period, the 2013 Predecessor Period and the years ended December 31, 2012 and 2011 was $1 million, $13 million, $12 million and $8 million, respectively. Property and equipment is depreciated and amortized to residual values over the estimated useful lives or the lease term, whichever is less, using the straight-line method. Costs of major improvements that enhance the usefulness of the asset are capitalized and depreciated over the estimated useful life of the asset or the modifications, whichever is less. As discussed in Note 1, in connection with the Merger, US Airways’ assets were recorded at fair value as of the Merger date. The depreciable lives used for the principal depreciable asset classifications are as follows:

Principal Depreciable Asset Classification	Depreciable Life
Jet aircraft and engines	30 years
Other regional aircraft and engines	25 years
Major rotable parts, avionics and assemblies	Fleet end date
Improvements to leased flight equipment	Shorter of asset/leasehold improvement or lease end date
Buildings and improvements	Lesser of 5 - 30 years or lease term
Furniture, fixtures and other equipment	3-10 years: Ranges from computer hardware to furniture
Capitalized software	Lesser of 5 years or lease term

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

(g) Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. US Airways provides a valuation allowance for deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. In making this determination, US Airways considers all available positive and negative evidence in accordance with ASC 740, “Income Taxes.” At December 31, 2013, US Airways had a full valuation allowance against its net deferred tax assets.

(h) Goodwill

Goodwill represents the excess of the purchase price over the net fair value of the assets acquired and liabilities assumed by AAG on December 9, 2013 in connection with the Merger. Goodwill is not amortized but is tested for impairment annually on October 1 or more frequently if events or circumstances indicate.

(i) Intangibles, Net

Intangible assets consist primarily of domestic and international airport take-off and landing slots, customer relationships, marketing agreements and tradenames. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

In connection with the application of acquisition accounting as of December 9, 2013, the intangible assets were measured at fair value using the market and income approaches. US Airways utilized the market approach to value airport take-off and landing slots, when sufficient market information was available, and included prices and other relevant information generated by market transactions involving comparable assets. US Airways utilized the income approach to value the customer relationships, marketing partners, certain international take-off and landing slots and the US Airways tradename. The income approach indicates value for a subject asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a required market rate of return that reflects the relative risk of achieving the cash flows and the time value of money.

The following table provides information relating to US Airways’ intangible assets subject to amortization as of December 31, 2013 and 2012 (in millions):

	Successor	Predecessor
	2013	2012
Airport take-off and landing slots	$55	$540
Dividend Miles customer relationships	300	—
Dividend Miles marketing partners	105	—
Tradenames	35	—
Airport gate leasehold rights	—	47
Accumulated amortization	(5)	(146)

Total	$490	$441

The intangible assets subject to amortization generally are amortized on a straight-line basis and included in depreciation and amortization on the consolidated statements of operations. In connection with the application of acquisition accounting as of December 9, 2013, certain airport take-off and landing slots, customer relationships, marketing partners and tradenames are amortized over 25 years, 9 years, 30 years and 15 months, respectively. For the 2013 Successor Period, the 2013 Predecessor Period and the years ended December 31, 2012 and 2011, US Airways recorded amortization expense of $4 million, $23 million, $22 million and $21 million, respectively, related to its intangible assets. US Airways expects to record annual amortization expense of $67 million in 2014, $44 million in 2015, $39 million in 2016, $39 million in 2017, $39 million in 2018 and $262 million thereafter related to these intangible assets.

US Airways’ indefinite-lived assets include certain domestic and international airport take-off and landing slots. Indefinite-lived assets are not amortized but instead are reviewed for impairment annually and more frequently if events or circumstances indicate that the asset may be impaired. As discussed above, US Airways’ domestic and international airport take-off and landing slots were measured at fair value in connection with the application of acquisition accounting as of December 9, 2013 and therefore an impairment test was not performed. As of December 31, 2013 and 2012, US Airways had $1.01 billion and $39 million of indefinite-lived intangible assets, respectively, on its consolidated balance sheets.

(j) Frequent Flyer Liability

The Dividend Miles frequent flyer program awards mileage credits to passengers who fly on US Airways, American, Star Alliance carriers and certain other partner airlines that participate in the program. Mileage credits can be redeemed for travel on American, US Airways or other participating partner airlines, in which case US Airways pays a fee. Effective March 31, 2014, US Airways will join the oneworld alliance and exit the Star Alliance. At that point frequent flyer program reciprocity will begin with oneworld partner airlines and will be discontinued for many Star Alliance airlines. Mileage credits can also be earned through purchases from other non-airline partners that participate in the respective loyalty programs.

US Airways uses the incremental cost method to account for the portion of its frequent flyer liability incurred when Dividend Miles members earn mileage credits by flying on US Airways, American or their third-party regional carriers. US Airways has an obligation to provide future travel when these mileage credits are redeemed and therefore have recorded a liability for mileage credits outstanding.

The incremental cost liability includes all mileage credits that are expected to be redeemed, including mileage credits earned by members whose mileage account balances have not yet reached the minimum mileage credit level required to redeem an award. Additionally, outstanding mileage credits are subject to expiration if unused. In calculating the liability, US Airways estimates how many mileage credits will never be redeemed for travel and excludes those mileage credits from the estimate of the liability. Estimates are also made for the number of miles that will be used per award redemption and the number of travel awards that will be redeemed on partner airlines. These estimates are based on historical program experience as well as consideration of enacted program changes, as applicable. Changes in the liability resulting from members earning additional mileage credits or changes in estimates are recorded in the statements of operations as a part of passenger revenue.

The liability for outstanding mileage credits is valued based on the estimated incremental cost of carrying one additional passenger. Incremental cost primarily includes unit costs incurred for fuel, food and insurance as well as fees incurred when travel awards are redeemed on partner airlines. In addition, US Airways also includes in the determination of incremental cost the amount of certain fees related to redemptions expected to be collected from Dividend Miles members. These redemption fees reduce incremental cost. No profit or overhead margin is included in the accrual of incremental cost. These estimates are generally updated based upon US Airways’ 12-month historical average of such costs.

US Airways applied the acquisition method of accounting in connection with the Merger and therefore recorded the liability for outstanding mileage credits at fair value. As of December 31, 2013, the liability for outstanding mileage credits expected to be redeemed for future travel awards under the Dividend Miles program was $932 million and is included on the consolidated balance sheets within frequent flyer liability. This liability will be reduced as miles are redeemed and new miles earned will be recorded as a liability based on the incremental cost method discussed above.

As of December 31, 2012, the liability for outstanding mileage credits expected to be redeemed for future travel awards under the Dividend Miles program was $177 million.

US Airways also sells frequent flyer program mileage credits to participating airline partners and non-airline business partners. Sales of mileage credits to business partners is comprised of two components, transportation and marketing. Historically, US Airways has used the residual method of accounting to determine the values of each component as there had not been a material modification to any significant agreements since the adoption of Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements” on January 1, 2011.

In connection with the Merger on December 9, 2013, a material modification occurred on all of US Airways’ agreements. Therefore, US Airways applied the relative selling price method to determine the values of each deliverable. Under the relative selling price method, US Airways identified five revenue elements for the co-branded credit card agreement with Barclays: the transportation component; use of the US Airways brand including access to frequent flyer member lists; advertising; lounge access; and baggage services (together excluding “the transportation component,” the “marketing component”).

The transportation component represents the fair value of future travel awards and is determined using historical transaction information, including information related to customer redemption patterns. The transportation component is deferred based on its relative selling price and amortized into passenger revenue on a straight-line basis over the period in which the mileage credits are expected to be redeemed for travel.

The marketing component represents services provided to US Airways’ business partners and relates primarily to the use of the US Airways logo and tradenames along with access to customer lists of Dividend Miles members. The marketing services are provided periodically, but no less than monthly. Accordingly, the marketing component is considered earned and recognized in other revenues in the period of the mileage sale.

As a result of the change in the marketing component value when the relative selling price method is applied, US Airways now defers less revenue per mile sold. As of December 31, 2013 and 2012, US Airways had $313 million and $258 million, respectively, in deferred revenue from the sale of mileage credits which is included on the consolidated balance sheets within frequent flyer liability. The marketing component of mileage sales recognized at the time of sale and included in other revenues on the consolidated statements of operations for the 2013 Successor Period, the 2013 Predecessor Period and the years ended December 31, 2012 and 2011 was approximately $18 million, $151 million, $141 million and $133 million, respectively.

(k) Revenue Recognition

Passenger Revenue

Passenger revenue is recognized when transportation is provided. Ticket sales for transportation that has not yet been provided are initially deferred and recorded as air traffic liability on the consolidated balance sheets. The air traffic liability represents tickets sold for future travel dates and estimated future refunds and exchanges of tickets sold for past travel dates. The balance in the air traffic liability fluctuates throughout the year based on seasonal travel patterns and fare sale activity. US Airways’ air traffic liability was $1.24 billion and $1.09 billion as of December 31, 2013 and 2012, respectively.

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

(l) Maintenance, materials and repairs

Maintenance, materials and repair costs for owned and leased flight equipment are charged to operating expense as incurred.

(m) Selling Expenses

Selling expenses include commissions, credit card fees, computerized reservations systems fees and advertising expenses. Advertising expenses are expensed on a straight-line basis as incurred throughout the year. Advertising expenses for the 2013 Successor Period, the 2013 Predecessor Period and the years ended December 31, 2012 and 2011 were $1 million, $10 million, $11 million and $11 million, respectively.

(n) Share-based Compensation

US Airways accounts for its share-based compensation expense based on the fair value of the stock award at the time of grant, which is recognized ratably over the vesting period of the stock award. The fair value of stock options and stock appreciation rights is estimated using a Black-Scholes option pricing model. The fair value of restricted stock units is based on the market price of the underlying shares of common stock on the date of grant. See Note 13 for further discussion of share-based compensation.

(o) Deferred Gains and Credits, Net

Included within deferred gains and credits, net are amounts deferred and amortized into future periods associated with the adjustment of leases to fair value in connection with the application of acquisition accounting and certain vendor incentives.

(p) Foreign Currency Gains and Losses

Foreign currency gains and losses are recorded as part of other nonoperating expense, net in US Airways’ consolidated statements of operations. Foreign currency losses for the 2013 Successor Period, the 2013 Predecessor Period and the years ended December 31, 2012 and 2011 were $1 million, $13 million, $10 million and $17 million, respectively.

(q) Other Operating Expenses

Other operating expenses includes expenses associated with ground and cargo handling, crew travel, aircraft food and catering, US Airways’ frequent flyer program, passenger accommodation, airport security, international navigation fees and certain general and administrative expenses.

(r) Regional Expenses

Expenses associated with affiliate regional airlines operating as US Airways Express are classified as regional expenses on the consolidated statements of operations. Regional expenses consist of the following and as discussed in Note 1, prior period amounts have been reclassified to conform to the new AAG presentation of regional airline expenses (in millions):

	Successor	Predecessor
	Period From December 9 to December 31,	Period From January 1 to December 8,	Year Ended December 31,	Year Ended December 31,
	2013	2013	2012	2011
Aircraft fuel and related taxes	$64	$989	$1,099	$1,058
Salaries, wages and benefits	9	106	107	108
Capacity purchases (a)	117	1,713	1,828	1,797
Maintenance, materials and repairs	—	3	3	3
Other rent and landing fees	10	140	146	147
Selling expenses	11	163	177	178
Depreciation and amortization	1	6	7	1
Special items, net (b)	—	(14)	—	—
Other	7	92	96	99

Regional expenses	$219	$3,198	$3,463	$3,391

(a)

For the 2013 Successor Period, the 2013 Predecessor Period and the years ended December 31, 2012 and 2011, the component of capacity purchase expenses related to aircraft deemed to be leased was approximately $20 million, $280 million, $300 million and $300 million, respectively.

(b)	The 2013 Predecessor Period consisted of a credit due to a favorable arbitration ruling related to a vendor contract.

3. Special Items

Special items included in the consolidated statements of operations were as follows (in millions):

	Successor	Predecessor
	Period From December 9 to December 31,	Period From January 1 to December 8,	Year Ended December 31,	Year Ended December 31,
	2013	2013	2012	2011
Mainline operating special items, net (a)	$277	$138	$34	$24
Regional operating special items, net (b)	—	(14)	—	—
Nonoperating special items, net (c)	—	(27)	(137)	(7)

Total	$277	$97	$(103)	$17

(a)

The 2013 Successor Period consisted primarily of merger related costs due to the pilot memorandum of understanding that became effective upon merger close, professional fees, fees to exit the Star Alliance and its codeshare agreement with United Airlines, severance and special merger equity awards. The 2013 Predecessor Period consisted primarily of merger related professional fees.

The 2012 period consisted primarily of merger related costs and auction rate securities arbitration costs.

The 2011 period consisted primarily of costs related to the slot transaction with Delta Air Lines, Inc. (“Delta”) and auction rate securities arbitration costs.

(b)	The 2013 Predecessor Period consisted of a credit due to a favorable arbitration ruling related to a vendor contract.

(c)

The 2013 Predecessor Period consisted of a $30 million credit in connection with an award received in an arbitration related to previous investments in auction rate securities, offset in part by $3 million in charges primarily related to non-cash write offs of debt issuance costs.

The 2012 period consisted primarily of a $142 million gain related to the slot transaction with Delta, offset in part by $3 million in debt prepayment penalties and non-cash write offs of certain debt issuance costs related to the refinancing of two Airbus aircraft.

The 2011 period consisted of a $15 million credit in connection with an award received in an arbitration related to investments in auction rate securities, offset in part by $6 million in debt prepayment penalties and non-cash write offs of certain debt issuance costs as well as $2 million of losses related to investments in auction rate securities.

4. Debt

The following table details US Airways’ debt (in millions). Variable interest rates listed are the rates as of December 31, 2013.

	Successor	Predecessor
	December 31, 2013	December 31, 2012
Secured
2013 Citicorp credit facility tranche B-1, variable interest rate of 4%, installments due through 2019 (a)	$1,000	$—
2013 Citicorp credit facility tranche B-2, variable interest rate of 3.25%, installments due through 2016 (a)	600	—
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.56% to 8.48%, maturing from 2015 to 2023 (b)	1,300	1,678
Aircraft enhanced equipment trust certificates (“EETCs”), fixed interest rates ranging from 3.95% to 11%, maturing from 2014 to 2025 (c)	2,515	1,598
Other secured obligations, fixed interest rates ranging from 5.20% to 8%, maturing from 2015 to 2028	47	27

	5,462	3,303
Unsecured
Airbus advance (d)	—	83
Industrial development bonds, fixed interest rate of 6.30%, interest only payments until due in 2023 (e)	29	29

	29	112

Total long-term debt and capital lease obligations	5,491	3,415
Less: Total unamortized net discount on debt	(19)	(62)
Current maturities	(467)	(401)

Long-term debt and capital lease obligations, net of current maturities	$5,005	$2,952

(a)

On May 23, 2013, US Airways entered into a term loan credit facility (the “2013 Citicorp credit facility”) with Citicorp North America, Inc., as administrative agent, and a syndicate of lenders pursuant to which US Airways borrowed an aggregate principal amount of $1.6 billion. Approximately $1.3 billion of the net proceeds were applied to repay US Airways Group’s former Citicorp North America term loan and certain other secured debt of US Airways with remaining net proceeds to be used for general corporate purposes. As a result of the repayment of this loan, US Airways recorded approximately $2 million in special debt extinguishment charges which are included within other nonoperating expense, net on the accompanying consolidated statement of operations for the 2013 Predecessor Period. US Airways Group and certain other subsidiaries of US Airways Group are guarantors of the 2013 Citicorp credit facility. In connection with the closing of the Merger, AAG and American Airlines entered into a joinder to the 2013 Citicorp credit facility loan agreement pursuant to which AAG and American became guarantors under such agreement.

The 2013 Citicorp credit facility consists of $1.0 billion of tranche B-1 term loans (“Tranche B-1”) and $600 million of tranche B-2 term loans (“Tranche B-2”). Voluntary prepayments may be made by US Airways at any time, with a premium of 1% applicable to certain prepayments made prior to the date that is six months following January 16, 2014. Mandatory prepayments of the term loans are required to the extent necessary to comply with US Airways’ covenants regarding the collateral coverage ratio and certain dispositions of collateral. In addition, under the Citicorp credit facility, if a “change of control” (as defined in the Citicorp credit facility and which does not include the Merger) occurs, US Airways will (absent an amendment or waiver) be required to repay the outstanding loans in full together with accrued interest thereon to the date of such prepayment.

The 2013 Citicorp credit facility bears interest at an index rate plus an applicable index margin or, at US Airways’ option, LIBOR (subject to a floor) plus an applicable LIBOR margin. As of December 31, 2013, the interest rate was 4% based on a 3% LIBOR margin for Tranche B-1 and 3.25% based on a 2.25% LIBOR margin for Tranche B-2.

In January 2014, US Airways amended the 2013 Citicorp credit facility to lower the applicable LIBOR margin from 3% to 2.75% for Tranche B-1. In addition, the LIBOR floor was reduced from 1% to 0.75% on both Tranche B-1 and Tranche B-2.

Tranche B-1 and Tranche B-2 mature on May 23, 2019 and November 23, 2016, respectively (unless otherwise extended by the applicable parties) and each is repayable in annual installments to be paid on each anniversary of the closing date in an amount equal to 1% of the initial aggregate principal amount of the loans with any unpaid balance due on the maturity date of the respective tranche.

The obligations of US Airways under the 2013 Citicorp credit facility are secured by liens on certain route authorities, certain take-off and landing rights at certain airports and certain other assets of US Airways. US Airways is required to maintain a certain minimum ratio of appraised value of the collateral to the outstanding loans under the 2013 Citicorp credit facility as more fully described below in “Collateral Related Covenants.”

The 2013 Citicorp credit facility includes affirmative, negative and financial covenants that, among other things, (a) require US Airways to ensure that AAG and its restricted subsidiaries maintain unrestricted liquidity of not less than $2 billion, with not less than $750 million held in accounts subject to control agreements, and (b) restrict the ability of US Airways Group, its subsidiaries party to the 2013 Citicorp credit facility, AAG and American to make certain investments, pay dividends and make certain other payments, make certain acquisitions, incur liens on the collateral, dispose of collateral, enter into certain affiliate transactions and engage in certain business activities, in each case subject to certain exceptions. The 2013 Citicorp credit facility contains events of default customary for similar financings, including a cross-default provision to certain other material indebtedness of US Airways and the guarantors. Upon the occurrence of an event of default, the outstanding obligations under the 2013 Citicorp credit facility may be accelerated and become due and payable immediately.

(b)	The following are the significant equipment financing agreements resulting in the issuance of debt in 2013:

US Airways entered into an agreement in 2012 to acquire five Embraer 190 aircraft from Republic. In 2012, US Airways took delivery of three aircraft and the remaining two aircraft were delivered in the first quarter of 2013. In connection with this agreement, US Airways assumed the outstanding debt on these aircraft upon delivery and Republic was released from its obligations associated with the principal due under the debt.

(c)	The equipment notes underlying these EETCs are the direct obligations of US Airways and cover the financing of 67 aircraft. See Note 9(c) for further discussion.

2013-1 EETCs

In April 2013, US Airways created two pass-through trusts which issued approximately $820 million aggregate face amount of Series 2013-1 Class A and Class B EETCs in connection with the financing of 18 Airbus aircraft scheduled to be delivered from September 2013 to June 2014. The 2013-1 EETCs represent fractional undivided interests in the respective pass-through trusts and are not obligations of US Airways. Proceeds received from the sale of EETCs are initially held by a depository in escrow for the benefit of the certificate holders until US Airways issues equipment notes to the trust, which purchases the notes with a portion of the escrowed funds. These escrowed funds are not guaranteed by US Airways and are not reported as debt on US Airways’ consolidated balance sheet because the proceeds held by the depository are not US Airways’ assets.

As of December 31, 2013, $261 million of the escrowed proceeds from the 2013-1 EETCs have been used to purchase equipment notes issued by US Airways in two series: Series A equipment notes in the amount of $198 million bearing interest at 3.95% per annum and Series B equipment notes in the amount of $63 million bearing interest at 5.375% per annum. Interest on the equipment notes is payable semiannually in May and November of each year, and began in November 2013. Principal payments on the equipment notes are scheduled to begin in November 2014. The final payments on the Series A and Series B equipment notes will be due in November 2025 and November 2021, respectively. US Airways’ payment obligations under the equipment notes are fully and unconditionally guaranteed by US Airways Group. The net proceeds from the issuance of these equipment notes were used to finance six Airbus aircraft delivered in 2013. The equipment notes are secured by liens on aircraft. The remaining $559 million of escrowed proceeds will be used to purchase equipment notes as new aircraft are delivered.

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

The net proceeds from the issuance of the 2012-2 EETCs were used to purchase equipment notes issued by US Airways in three series: Series A equipment notes in the amount of $418 million bearing interest at 4.625% per annum, Series B equipment notes in the amount of $128 million bearing interest at 6.75% per annum and Series C equipment notes in the amount of $100 million bearing interest at 5.45% per annum. Interest on the equipment notes is payable semiannually in June and December of each year and began in June 2013 for Series A and Series B, and December 2013 for Series C. Principal payments on the Series A and Series B equipment notes began in December 2013. The final payments on the Series A equipment notes, Series B equipment notes and Series C equipment notes will be due in June 2025, June 2021 and June 2018, respectively. US Airways’ payment obligations under the equipment notes are fully and unconditionally guaranteed by US Airways Group. The only principal payments due on the Series C equipment notes are the principal payments that will be due on the final payment date. The net proceeds from the issuance of these equipment notes were used to finance 11 Airbus aircraft delivered from May 2013 through October 2013. The equipment notes are secured by liens on aircraft.

2012-1 EETCs

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

(d)

On October 20, 2008, US Airways and Airbus entered into amendments to the A320 Family Aircraft Purchase Agreement, the A330 Aircraft Purchase Agreement, and the A350 XWB Purchase Agreement. In exchange for US Airways’ agreement to enter into these amendments, Airbus advanced US Airways $200 million in consideration of aircraft deliveries under the various related purchase agreements. Under the terms of each of the amendments, US Airways agreed to maintain a level of unrestricted cash in the same amount required by the former Citicorp North America term loan. This transaction was treated as a financing transaction for accounting purposes using an effective interest rate commensurate with US Airways’ credit rating. There were no stated interest payments. In December 2013, US Airways repaid in full the Airbus advance and the related purchase agreements were amended to remove the obligation to maintain specified levels of unrestricted cash.

(e)

The industrial development revenue bonds are due April 2023. Interest at 6.30% is payable semiannually on April 1 and October 1. The bonds are subject to optional redemption prior to the maturity date, in whole or in part, on any interest payment date at a redemption price of 100%.

Secured financings are collateralized by assets, primarily aircraft, engines, simulators, rotable aircraft parts, hangar and maintenance facilities and airport take-off and landing slots. At December 31, 2013, the maturities of long-term debt and capital leases are as follows (in millions):

2014	$467
2015	445
2016	932
2017	377
2018	534
Thereafter	2,736

$5,491

Collateral Related Covenants

Certain of the US Airways’ long-term debt agreements contain cross-default provisions, which may be triggered by defaults by US Airways under other agreements relating to indebtedness. In addition, certain of US Airways’ debt financing agreements contain significant minimum cash balance requirements, as well as loan to value ratio covenants and require US Airways under its respective financing agreements to periodically appraise the collateral. Pursuant to such agreements, if the loan to value ratio exceeds a specified threshold, US Airways is required, as applicable, to subject additional qualifying collateral (which in some cases may include cash collateral), pay down such financing, in whole or in part, with premium (if any), or pay additional interest on the related indebtedness, as described below.

Specifically, US Airways is required to meet certain collateral coverage tests on a periodic basis on the 2013 Citicorp credit facility, in each case, as described below:

Frequency of Appraisals of Appraised Collateral	Once per Fiscal Year (a)

LTV Requirement

1.5x Collateral valuation to amount of debt outstanding (equivalent to maximum LTV of 67%); if collateral test is not met, US Airways must deposit additional unrestricted cash, post additional collateral, repay debt or any combination of the foregoing until the test is met

LTV as of Last Measurement Date	60.7%

Collateral Description

Generally, certain route authorities, certain slots (e.g., at Washington National, LaGuardia and London), accounts receivable, certain engines, certain spare parts and ground service equipment, certain simulators, certain leasehold real estate assets and cash

(a)	– With respect to spare parts, one physical appraisal and one desktop appraisal are required in each Fiscal Year.

As of December 31, 2013, US Airways was in compliance with the most recently completed collateral coverage test for the 2013 Citicorp credit facility, as applicable, as well as the covenants in its long-term debt agreements.

5. Income Taxes

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

In 2013, US Airways utilized NOLs to offset its taxable income. Historically, utilization of NOLs reduced US Airways’ net deferred tax asset and in turn resulted in the release of its valuation allowance, which offset US Airways’ tax provision dollar for dollar. In the second quarter of 2013, US Airways’ pre-tax income and NOL utilization resulted in the use of its remaining valuation allowance associated with federal income taxes. Accordingly, with no remaining federal valuation allowance to release, US Airways recorded $259 million of deferred non-cash federal income tax expense for the 2013 Predecessor Period. US Airways also recorded $5 million of state income tax expense for the 2013 Predecessor Period, related to certain states where NOLs were limited or unavailable to be used.

As a result of the closing of the Merger, US Airways Group and its subsidiaries are now included in the AAG consolidated federal and state income tax returns. In connection with applying acquisition accounting as of December 9, 2013, the fair value of US Airways’ assets and liabilities resulted in a net deferred tax asset position of $482 million and a net deferred tax liability of $306 million for US Airways’ indefinite-lived intangible assets. Of the $306 million net deferred tax liability, $418 million is classified as current deferred tax assets and $724 million is classified as noncurrent deferred tax liabilities.

US Airways provides a valuation allowance for deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. In making this determination, US Airways considers all available positive and negative evidence in accordance with ASC 740, “Income Taxes.” At December 31, 2013, US Airways had a full valuation allowance against its net deferred tax assets.

The Merger resulted in a statutory “ownership change” on December 9, 2013, as defined in Section 382, which limits US Airways’ future ability to utilize NOLs generated before the ownership change and certain subsequently recognized “built-in” losses and deductions, if any, existing as of the date of the ownership change. At December 31, 2013, US Airways had approximately $1.5 billion of gross NOLs to reduce future federal taxable income, the majority of which are expected to be available for use in the calendar year 2014, subject to the Section 382 limitation described above. The NOLs expire during the years 2028 through 2033. US Airways’ net deferred tax assets, which include $1.4 billion of the NOLs, are subject to a full valuation allowance. US Airways also had approximately $353 million of state NOLs at December 31, 2013, which expire in years 2014 through 2033 if unused. The amount of state NOLs that will expire in 2014 if unused is $2 million. At December 31, 2013, the federal and state valuation allowances were $432 million and $50 million, respectively. In accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), utilization of the NOLs after December 9, 2013 will result in a corresponding decrease in the valuation allowance and offset US Airways’ tax provision dollar for dollar.

When profitable, US Airways is ordinarily subject to Alternative Minimum Tax (“AMT”). However as the result of a special tax election made in 2009, US Airways was able to utilize AMT NOLs to fully offset its AMT taxable income for the 2013 Predecessor Period and the years ended 2012 and 2011.

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

For the year ended December 31, 2011, US Airways recorded a special non-cash tax charge of $21 million in connection with the sale of its final remaining investment in auction rate securities in July 2011. This charge recognized in the statement of operations the tax provision that was recorded in other comprehensive income (“OCI”), a subset of stockholder’s equity, in the fourth quarter of 2009. In addition, US Airways recognized an AMT credit of $2 million resulting from its elections under applicable sections of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. US Airways did not record any additional federal income tax expense and recorded a nominal amount of state income tax expense related to certain states where NOLs were limited or unavailable to be used.

The components of the provision (benefit) for income taxes are as follows (in millions):

	Successor	Predecessor
	Period From December 9 to December 31,	Period From January 1 to December 8,	Year Ended December 31,	Year Ended December 31,
	2013	2013	2012	2011
Current provision (benefit):
Federal	$—	$—	$(2)	$—
State	—	5	1	—

Total current	—	5	(1)	—
Deferred provision:
Federal	—	259	—	19
State	—	—	—	—

Total deferred	—	259	—	19

Provision (benefit) for income taxes	$—	$264	$(1)	$19

Income tax expense (benefit) differs from amounts computed at the federal statutory income tax rate as follows (in millions):

	Successor	Predecessor
	Period From December 9 to December 31,	Period From January 1 to December 8,	Year Ended December 31,	Year Ended December 31,
	2013	2013	2012	2011
Income tax expense at the federal statutory income tax rate	$(67)	$328	$246	$70
Book expenses not deductible for tax purposes	5	43	17	11
State income tax expense, net of federal income tax expense	(4)	25	19	6
Change in valuation allowance	66	(132)	(281)	(87)
AMT benefit	—	—	(2)	(2)
Allocation to other comprehensive income	—	—	—	21

Total	$—	$264	$(1)	$19

Effective tax rate	—%	28.1%	(0.1)%	9.7%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2013 and 2012 are as follows (in millions):

	Successor	Predecessor
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$536	$525
Frequent flyer liability	455	158
Postretirement benefits other than pensions	297	303
Rent expense	241	—
Gains from lease transactions	32	—
AMT credit carryforward	21	21
Pensions	11	11
Other	115	138

Total deferred tax assets	1,708	1,156
Valuation allowance	(482)	(168)

Net deferred tax assets	1,226	988

Deferred tax liabilities:
Depreciation and amortization	1,222	822
Other	310	180

Total deferred tax liabilities	1,532	1,002

Net deferred tax liabilities	$306	$14

The reason for significant differences between taxable and pre-tax book income primarily relates to depreciation on fixed assets, employee postretirement benefit costs, employee-related accruals and leasing transactions.

AAG files tax returns in the U.S. federal jurisdiction, and in various states and foreign jurisdictions. All federal and state tax filings for US Airways for fiscal years through December 31, 2012 have been timely filed. There are currently no federal audits or state audits in process. US Airways’ federal income tax year 2009 was closed by operation of the statute of limitations expiring and there were no extensions filed. US Airways files tax returns in 44 states and its major state tax jurisdictions are Arizona, California, Pennsylvania and North Carolina. Tax years up to 2008 for these state tax jurisdictions are closed by operation of the statute of limitations expiring and there were no extensions filed.

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

US Airways’ operating results are materially impacted by changes in the availability, price volatility and cost of aircraft fuel, which represents one of the largest single cost items in US Airways’ business. Because of the amount of fuel needed to operate US Airways’ airline, even a relatively small increase in the price of fuel can have a material adverse aggregate effect on US Airways’ costs and liquidity. Jet fuel market prices have fluctuated substantially over the past several years with market spot prices ranging from a low of approximately $1.87 per gallon to a high of approximately $3.38 per gallon during the period from January 1, 2010 to December 31, 2013. US Airways has not entered into any transactions to hedge its fuel consumption. As a result, US Airways fully realizes the effects of any increase or decrease in fuel prices.

These factors could impact the US Airways’ results of operations, financial performance and liquidity.

(a) Credit Risk

Short-term investments

At December 31, 2013 and 2012, US Airways’ short-term investments consisted of short-term treasury securities and cash in money market securities.

During 2011, US Airways sold its final remaining investments in auction rate securities for cash proceeds of $52 million, resulting in the reversal of $3 million of prior period net unrealized gains from OCI and $2 million of realized losses recorded in other nonoperating expense, net. With this sale, US Airways liquidated its entire investment in auction rate securities.

Accounts Receivable

Most of US Airways’ receivables relate to tickets sold to individual passengers through the use of major credit cards or to tickets sold by other airlines and used by passengers on US Airways or its regional carriers. These receivables are short-term, mostly being settled within seven days after sale. Bad debt losses, which have been minimal in the past, have been considered in establishing allowances for doubtful accounts. US Airways does not believe it is subject to any significant concentration of credit risk.

(b) Interest Rate Risk

US Airways has exposure to market risk associated with changes in interest rates related primarily to its variable rate debt obligations. Interest rates on $2.69 billion principal amount of long-term debt as of December 31, 2013 are subject to adjustment to reflect changes in floating interest rates. The weighted average effective interest rate on US Airways’ variable rate debt was 3.09% at December 31, 2013.

The carrying value and estimated fair value of the US Airways’ long-term debt was (in millions):

	Successor		Predecessor
	December 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$5,472	$5,472	$3,353	$3,304

In connection with the application of acquisition accounting, US Airways’ long-term debt was measured at fair value as of December 9, 2013. The fair value of long-term debt was determined by discounting the future contractual principal and interest payments using a market interest rate. As a result, US Airways’ long-term debt would be categorized as Level 2 in the fair value hierarchy.

7. Investments and Fair Value Measurements

Short-term investments consisted of (in millions):

	Successor	Predecessor
	December 31, 2013	December 31, 2012
Money market funds	$2,746	$627
U.S. government treasury bills	201	1,595

	$2,947	$2,222

As of December 31, 2013, all of US Airways’ short-term investments had a contractual maturity date of less than a year, are classified as held to maturity and recorded at cost, which approximates fair value.

US Airways utilizes the market approach using prices and other relevant information generated by market transactions involving identical or comparable assets to measure fair value for its short-term investments and restricted cash.

Assets measured at fair value on a recurring basis are summarized below (in millions):

	Successor
	Fair Value Measurements as of December 31, 2013
	Total	Level 1	Level 2	Level 3
Short-term investments:
Money market funds	$2,746	$2,746	$—	$—
U.S. government treasury bills	201	201	—	—

	2,947	2,947	—	—
Restricted cash	333	333	—	—

	$3,280	$3,280	$—	$—

8. Employee Pension and Benefit Plans

Substantially all of US Airways’ employees meeting certain service and other requirements are eligible to participate in various pension, medical, dental, life insurance, disability and survivorship plans.

(a) Other Postretirement Benefits Plan

The following table sets forth changes in the fair value of plan assets, benefit obligations and the funded status of the plans and the amounts recognized in US Airways’ consolidated balance sheets as of December 31, 2013 and 2012 (in millions).

	Year Ended December 31, 2013 (a)	Year Ended December 31, 2012
Fair value of plan assets at beginning of period	$—	$—
Actual return on plan assets	—	—
Employer contributions	9	7
Plan participants’ contributions	9	13
Gross benefits paid	(18)	(20)

Fair value of plan assets at end of period	—	—

Benefit obligation at beginning of period	182	171
Service cost	4	3
Interest cost	6	7
Plan participants’ contributions	9	13
Actuarial loss (gain)	(52)	8
Plan amendments	(12)	—
Gross benefits paid	(18)	(20)

Benefit obligation at end of period	119	182

Funded status of the plan	$(119)	$(182)

Liability recognized in the consolidated balance sheet	$(119)	$(182)

Net actuarial gain recognized in accumulated other comprehensive income	$12	$13

(a)	Represents combined 2013 Successor and Predecessor Periods to present a more meaningful basis of comparison to prior year.

The following table presents the weighted average assumptions used to determine benefit obligations:

	Successor	Predecessor
	Year Ended December 31, 2013(a)	Year Ended December 31, 2012
Discount rate	4.58%	3.53%

(a)	The discount rate used to determine the benefit obligation as of December 8, 2013 was 4.59%.

US Airways assumed discount rates for measuring its other postretirement benefit obligations, based on a hypothetical portfolio of high quality corporate bonds denominated in U.S. currency (Aa rated, non-callable or callable with make-whole provisions), for which the timing and cash outflows approximate the estimated benefit payments of the other postretirement benefit plans.

As of December 31, 2013, the assumed health care cost trend rates were 8% in 2014 and 7.5% in 2015, decreasing to 5% in 2020 and thereafter. As of December 31, 2012, the assumed health care cost trend rates were 8% in 2013 and 7.5% in 2014, decreasing to 5% in 2019 and thereafter. The assumed health care cost trend rates could have a significant effect on amounts reported for retiree health care plans. A one-percentage point change in the health care cost trend rates would have the following effects on other postretirement benefits as of December 31, 2013 (in millions):

	1% Increase	1% Decrease
Effect on total service and interest costs (a)	$1	$(1)
Effect on postretirement benefit obligation (a)	15	(11)

(a)	Represents combined 2013 Successor and Predecessor Periods for a more meaningful presentation.

Weighted average assumptions used to determine net periodic benefit cost were as follows:

	Successor	Predecessor
	Year Ended December 31, 2013(a)	Year Ended December 31, 2012	Year Ended December 31, 2011
Discount rate	4.59%	4.13%	4.93%

(a)	The discount rate used to determine the net periodic benefit cost for the 2013 Predecessor Period was 3.53%.

Components of the net and total periodic cost for other postretirement benefits are as follows (in millions):

	Successor	Predecessor
	Period from December 9 to December 31, 2013	Period from January 1 to December 8, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Service cost	$—	$4	$3	$3
Interest cost	—	6	7	8
Amortization of actuarial gain (a)	—	(1)	(1)	(3)

Total periodic costs	$—	$9	$9	$8

(a)	The estimated net actuarial gain for other postretirement benefits that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2014 is $4 million.

In 2014, US Airways expects to contribute $11 million to its other postretirement plans. The following benefits, which reflect expected future service, as appropriate, are expected to be paid from the other postretirement benefits plan (in millions):

	Other Postretirement Benefits before Medicare Subsidy	Medicare Subsidy
2014	$11	$—
2015	9	—
2016	9	—
2017	9	—
2018	10	—
2019 to 2023	39	(1)

(b) Defined Contribution and Multiemployer Plans

US Airways sponsors several defined contribution plans which cover a majority of its employee groups. US Airways makes contributions to these plans based on the individual plan provisions, including an employer non-discretionary contribution and an employer match. These contributions are generally made based upon eligibility, eligible earnings and employee group. Expenses related to these plans were $8 million, $80 million, $77 million and $76 million for the 2013 Successor Period, the 2013 Predecessor Period and the years ended December 31, 2012 and 2011, respectively.

Pursuant to US Airways’ collective bargaining agreements with the International Association of Machinists & Aerospace Workers (“IAM”), US Airways makes contributions for eligible employees to the IAM National Pension Fund, Employer Identification No. 51-6031295 and Plan No. 002 (the “IAM Pension Fund”). The IAM Pension Fund reported that its Pension Protection Act of 2006 certification filed in March 2013 with the IRS shows that it qualified for Green Zone Status, as it was at least 80% funded. Expenses related to contributions to this plan were $1 million, $22 million, $24 million and $24 million for the 2013 Successor Period, the 2013 Predecessor Period and the years ended December 31, 2012 and 2011, respectively. US Airways’ contributions for the year ended December 31, 2012, the most recent period for which annual IAM Pension Fund information was available, represented approximately 7% of total employer plan contributions. US Airways’ collective bargaining agreements with the IAM became amendable on December 31, 2011.

(c) Postemployment Benefits

US Airways provides certain postemployment benefits to its employees. These benefits include disability-related and workers’ compensation benefits for certain employees. US Airways accrues for the cost of such benefit expenses once an appropriate triggering event has occurred.

(d) Profit Sharing Plans

Most non-executive employees of US Airways are eligible to participate in a profit sharing plan. Awards are paid as a lump sum after the end of each fiscal year. US Airways recorded $14 million, $110 million, $61 million and $12 million for profit sharing in the 2013 Successor Period, the 2013 Predecessor Period and the years ended December 31, 2012 and 2011, respectively, which is recorded in salaries and related costs on the consolidated statement of operations and included in accrued compensation and vacation on the consolidated balance sheet.

9. Commitments and Contingencies

(a) Aircraft and Engine Purchase Commitments

US Airways has definitive purchase agreements with Airbus for the acquisition of 134 aircraft, including 97 single-aisle A320 family aircraft and 37 widebody aircraft (comprised of 22 A350 XWB aircraft and 15 A330-200 aircraft). Since 2008, when deliveries commenced under the purchase agreements, US Airways has taken delivery of 79 aircraft through December 31, 2013, which includes four A320 aircraft, 63 A321 aircraft and 12 A330-200 aircraft. US Airways plans to take delivery of 17 A321 aircraft in 2014, with the remaining 13 A320 family aircraft scheduled to be delivered in 2015. In addition, US Airways plans to take delivery of the remaining three A330-200 aircraft in 2014. Deliveries of the 22 A350 XWB aircraft are scheduled to begin in 2017 and extend through 2019.

US Airways has agreements for the purchase of eight new IAE V2500-A5 spare engines scheduled for delivery through 2014 for use on the A320 family fleet, three new Trent 700 spare engines delivered through 2013 for use on the A330-200 fleet and three new Trent XWB spare engines scheduled for delivery in 2017 through 2018 for use on the A350 XWB aircraft. US Airways has taken delivery of three Trent 700 spare engines and five V2500-A5 spare engines through December 31, 2013.

Under all of US Airways’ aircraft and engine purchase agreements, US Airways’ total future commitments as of December 31, 2013 are expected to be approximately $3.82 billion through 2019 as follows: $977 million in 2014, $561 million in 2015, $112 million in 2016, $686 million in 2017, $946 million in 2018 and $542 million thereafter, which includes predelivery deposits and payments. US Airways has financing commitments for all future Airbus aircraft deliveries.

(b) Leases

US Airways leases certain aircraft, engines and ground equipment, in addition to the majority of its ground facilities and terminal space. As of December 31, 2013, US Airways had 250 aircraft under operating leases, with remaining terms ranging from one month to approximately 10 years. Airports are utilized for flight operations under lease arrangements with the municipalities or agencies owning or controlling such airports. Substantially all leases provide that the lessee must pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. Some leases also include renewal and purchase options.

As of December 31, 2013, obligations under noncancellable operating leases for future minimum lease payments were as follows (in millions):

2014	$871
2015	719
2016	624
2017	580
2018	439
Thereafter	1,360

Total minimum lease payments	4,593
Less sublease rental receipts	(325)

Total minimum lease payments	$4,268

For the 2013 Successor Period, the 2013 Predecessor Period and the years ended December 31, 2012 and 2011, rental expense under operating leases was $63 million, $1.13 billion, $1.21 billion and $1.23 billion, respectively.

US Airways leases certain flight equipment to related parties (see Note 11(b)) under noncancellable operating leases expiring in various years through year 2022. The future minimum rental receipts associated with these leases are $78 million in 2014, $74 million in 2015, $74 million in 2016, $74 million in 2017, $73 million in 2018 and $92 million thereafter. The following amounts relate to owned aircraft leased under such agreements as reflected in flight equipment as of December 31, 2013 and 2012 (in millions):

	Successor	Predecessor
	2013	2012
Flight equipment	$124	$289
Less accumulated amortization	(1)	(73)

	$123	$216

(c) Off-balance Sheet Arrangements

US Airways has 67 owned aircraft, 112 leased aircraft and three leased engines, which were financed with pass through trust certificates, or EETCs, issued by pass through trusts. These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of flight equipment. Rather than finance each aircraft separately when such aircraft is purchased, delivered or refinanced, these trusts allowed US Airways to raise the financing for several aircraft at one time and place such funds in escrow pending the purchase, delivery or refinancing of the relevant aircraft. The trusts were also structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to US Airways.

Each trust covered a set amount of aircraft scheduled to be delivered or refinanced within a specific period of time. At the time of each covered aircraft financing, the relevant trust used the funds in escrow to purchase equipment notes relating to the financed aircraft. The equipment notes were issued, at US Airways’ election, in connection with a mortgage financing of the aircraft or, in certain cases, by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leased the aircraft to US Airways. In both cases, the equipment notes are secured by a security interest in the aircraft. The pass through trust certificates are not direct obligations of, nor are they guaranteed by, US Airways Group or US Airways. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of US Airways and, in certain instances, are guaranteed by US Airways Group. As of December 31, 2013, $2.52 billion associated with these mortgage financings is reflected as debt in the accompanying consolidated balance sheet.

With respect to leveraged leases, US Airways evaluated whether the leases had characteristics of a variable interest entity. US Airways concluded the leasing entities met the criteria for variable interest entities. US Airways generally is not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates US Airways to absorb decreases in value or entitles US Airways to participate in increases in the value of the aircraft. US Airways does not provide residual value guarantees to the bondholders or equity participants in the trusts. Each lease does have a fair market value or a fixed price purchase option that allows US Airways to purchase the aircraft at or near the end of the lease term. However, the option price approximates an estimate of the aircraft’s fair value at the option date. Under this feature, US Airways does not participate in any increases in the value of the aircraft. US Airways concluded it was not the primary beneficiary under these arrangements. Therefore, US Airways accounts for its EETC leveraged lease financings as operating leases. US Airways’ total future obligations under these leveraged lease financings are $2.07 billion as of December 31, 2013, which are included in the future minimum lease payments table in (b) above.

(d) Regional Jet Capacity Purchase Agreements

US Airways has entered into capacity purchase agreements with certain regional jet operators. The capacity purchase agreements provide that all revenues, including passenger, mail and freight revenues, go to US Airways. In return, US Airways agrees to pay predetermined fees to these airlines for operating an agreed-upon number of aircraft, without regard to the number of passengers on board. In addition, these agreements provide that certain variable costs, such as airport landing fees and passenger liability insurance, will be reimbursed 100% by US Airways. US Airways controls marketing, scheduling, ticketing, pricing and seat inventories. The regional jet capacity purchase agreements have expirations from 2015 to 2022. The future minimum noncancellable commitments under the regional jet capacity purchase agreements are $1.15 billion in 2014, $1.01 billion in 2015, $861 million in 2016, $729 million in 2017, $550 million in 2018 and $1.16 billion thereafter. These commitments are estimates of costs based on assumed minimum levels of flying under the capacity purchase agreements and US Airways’ actual payments could differ materially. These commitments include the portion of US Airways’ future obligations related to aircraft deemed to be leased of approximately $317 million in 2014, $289 million in 2015, $220 million in 2016, $186 million in 2017, $143 million in 2018 and $261 million thereafter.

(e) Legal Proceedings

Government Antitrust Actions. On August 13, 2013, the U.S. government along with the States of Arizona, Florida, Tennessee and Texas, the Commonwealths of Pennsylvania and Virginia, and the District of Columbia (collectively, the “plaintiff states”), filed a complaint against US Airways Group and AMR in the U.S. District Court for the District of Columbia. The plaintiffs alleged, among other things, that the proposed Merger would substantially lessen competition in violation of Section 7 of the Clayton Act and sought to permanently enjoin the transaction. On September 5, 2013, the plaintiffs filed an amended complaint, adding the State of Michigan as a plaintiff. On October 1, 2013, the State of Texas entered into an agreement with US Airways Group and AMR that resolved that state’s objections to the Merger, and its claims were dismissed with prejudice on October 7, 2013. On November 11, 2013, US Airways and American entered into agreements with the U.S. government and the plaintiff states resolving all claims in the litigation. The agreement with the U.S. government requires US Airways and American to divest assets at certain airports and remains subject to public comment and court approval. In the agreement with the United States government, among other things, US Airways and American agreed to divest and not reacquire for 10 years certain rights and assets consisting of 52 slot pairs at Washington National and 17 slot pairs at LaGuardia, in each case and together with associated gates and related ground facilities necessary to operate those slot pairs, and two gates at each of Boston Logan International Airport, Chicago O’Hare International Airport, Dallas Love Field, Los Angeles International Airport and Miami International Airport. The agreement with the plaintiff states, which was entered by the court on November 12, 2013, requires US Airways and American, subject to certain conditions and exceptions, to maintain certain hub operations in a manner generally consistent with historical operations and to continue to provide scheduled daily service to certain specified communities, both for limited periods of time. In addition, US Airways and American entered into a related settlement with the DOT related to small community service from Washington National.

Merger Class Action. On March 1, 2013, a complaint captioned Plumbers & Steamfitters Local Union No. 248 Pension Fund v. US Airways Group, Inc., et al., No. CV2013-051605, was filed as a putative class action on behalf of the stockholders of US Airways Group in the Superior Court for Maricopa County, Arizona. On July 3, 2013, an amended complaint, captioned Dennis Palkon, et al. v. US Airways Group, Inc., et al., No. CV2013-051605, was filed with the same court. The amended complaint names as defendants US Airways Group and the members of its board of directors, and alleges that the directors failed to maximize the value of US Airways Group in connection with the Merger and that US Airways Group aided and abetted those breaches of fiduciary duty. The relief sought in the amended complaint includes an injunction against the Merger, or rescission in the event it has been consummated. The court in the above-referenced action denied the plaintiff’s motion for a temporary restraining order that had sought to enjoin US Airways Group’s Annual Meeting of Stockholders. The above-referenced action was stayed pending the outcome of the antitrust lawsuit filed by the U.S. government and various states on August 13, 2013 (described above). This stay has now been lifted and a motion to dismiss this action filed by US Airways Group is pending before the court. US Airways believes this lawsuit is without merit and intends to vigorously defend against the allegations.

Private Party Antitrust Action. On July 2, 2013, a lawsuit captioned Carolyn Fjord, et al., v. US Airways Group, Inc., et al., was filed in the United States District Court for the Northern District of California. The complaint names as defendants US Airways Group and US Airways, and alleges that the effect of the Merger may be to substantially lessen competition or tend to create a monopoly in violation of Section 7 of the Clayton Antitrust Act. The relief sought in the complaint includes an injunction against the Merger, or divestiture. On August 6, 2013, the plaintiffs re-filed their complaint in the Bankruptcy Court, adding AMR and American as defendants, and on October 2, 2013, dismissed the initial California action. The Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On January 10, 2014, the Plaintiffs moved to amend their complaint to add a claim for money damages and to request injunctive relief requiring the carriers to hold separate their assets. Trial is set for June 2014. US Airways believes this lawsuit is without merit and intends to vigorously defend against the allegations.

US Airways Sabre Matter. On April 21, 2011, US Airways filed an antitrust lawsuit against Sabre Holdings Corporation, Sabre Inc. and Sabre Travel International Limited (collectively, Sabre) in Federal District Court for the Southern District of New York. The lawsuit alleges, among other things, that Sabre has engaged in anticompetitive practices that illegally restrain US Airways’ ability to distribute its products to its customers. The lawsuit also alleges that these actions have prevented US Airways from employing new competing technologies and have allowed Sabre to continue to charge US Airways supracompetitive fees. The lawsuit seeks both injunctive relief and money damages. Sabre filed a motion to dismiss the case, which the court denied in part and granted in part in September 2011, allowing two of the four counts in the complaint to proceed. US Airways intends to pursue its claims against Sabre vigorously, but there can be no assurance of the outcome of this litigation.

General. US Airways and its subsidiaries are also engaged in other legal proceedings from time to time. Legal proceedings can be complex and take many months, or even years, to reach resolution, with the final outcome depending on a number of variables, some of which are not within the control of US Airways. Therefore, although US Airways will vigorously defend itself in each of the actions described above and such other legal proceedings, their ultimate resolution and potential financial and other impacts on US Airways are uncertain.

(f) Guarantees and Indemnifications

US Airways guarantees the payment of principal and interest on certain special facility revenue bonds issued by municipalities to build or improve certain airport and maintenance facilities which are leased to US Airways. Under such leases, US Airways is required to make rental payments through 2023, sufficient to pay maturing principal and interest payments on the related bonds. As of December 31, 2013, the remaining lease payments guaranteeing the principal and interest on these bonds are $96 million, of which $22 million of these obligations are reflected as debt in the accompanying consolidated balance sheet.

US Airways assigned to Delta a lease agreement with the Port Authority of New York and New Jersey related to the East End Terminal at LaGuardia airport. A portion of the rental payments under the lease are used to repay special revenue bonds issued by the Port Authority. The revenue bonds have a final scheduled maturity in 2015 and had an outstanding principal amount of approximately $43 million at December 31, 2013. Pursuant to the terms of the lease assignment, US Airways remains contingently liable for Delta’s obligations, as assignee, under the lease agreement in the event Delta fails to perform such obligations including, without limitation, the payment of all rentals and other amounts due under the lease agreement. US Airways has the right to cure any failure by Delta to perform its obligations under the lease agreement and, in addition, US Airways has the right to reoccupy the terminal if it so chooses to cure any such default.

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

US Airways is a guarantor of US Airways Group’s 6.125% senior notes and $30 million loan to finance airport construction activities in Philadelphia. In connection with the closing of the Merger, US Airways Group and US Airways became guarantors of American’s Credit Facilities and 7.5% Senior Secured Notes.

American’s Credit Facilities include a $1.9 billion term loan facility and a $1.0 billion revolving credit facility. As of December 31, 2013, American had borrowed $1.9 billion under the term loan facility. The term loan facility matures on June 27, 2019, unless otherwise extended by applicable parties, and is repayable in quarterly installments in an amount equal to 0.25% of the original principal amount thereof with any unpaid balance due on the maturity date of the term loan facility. The revolving credit facility provides that American may from time to time borrow, repay and reborrow loans thereunder and have letters of credit issued thereunder in an aggregate amount outstanding at any time of up to $1.0 billion. As of December 31, 2013, there were no borrowings outstanding under the revolving credit facility. The revolving credit facility matures on June 27, 2018, unless otherwise extended by the applicable parties.

The 7.5% Senior Secured Notes were issued by American for an aggregate $1.0 billion principal amount due in 2016. The 7.5% Senior Secured Notes bear interest at a rate of 7.5% per annum, payable semi-annually on March 15 and September 15 of each year.

10. Supplemental Cash Flow Information

Supplemental disclosure of cash flow information and non-cash investing and financing activities are as follows (in millions):

	Successor	Predecessor
	Period From December 9 to December 31,	Period From January 1 to December 8,	Year Ended December 31,	Year Ended December 31,
	2013	2013	2012	2011
Non-cash transactions:
Note payables issued for aircraft purchases	$—	$35	$52	$—
Interest payable converted to debt	—	15	19	31
Cash transactions:
Interest paid, net of amounts capitalized	6	221	170	147
Income taxes paid	—	5	1	—

11. Related Party Transactions

The following represents net receivables from (payables to) related parties as of December 31, 2013 and 2012 (in millions):

	Successor	Predecessor
	2013	2012
US Airways Group	$407	$(453)
US Airways Group’s wholly owned subsidiaries	(50)	(68)

Total	$357	$(521)

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

US Airways recorded interest income of $0.3 million and $1 million for the 2013 Successor Period and the 2013 Predecessor Period, respectively, related to its intercompany receivable from US Airways Group. US Airways recorded interest expense of $5 million and $6 million for the years ended December 31, 2012 and 2011, respectively, related to its intercompany payable to US Airways Group. Interest is calculated at market rates, which are reset quarterly.

(b) Subsidiaries of US Airways Group

The net payable to US Airways Group’s wholly owned subsidiaries consists of amounts due under regional capacity agreements with the other airline subsidiaries and fuel purchase arrangements with a non-airline subsidiary.

US Airways purchases all of the capacity generated by US Airways Group’s wholly owned regional airline subsidiaries at a rate per ASM that is periodically determined by US Airways and, concurrently, recognizes revenues that result primarily from passengers being carried by these affiliated companies. The rate per ASM that US Airways pays is based on estimates of the costs incurred to supply the capacity. US Airways recognized regional capacity purchase expense for the 2013 Successor Period, the 2013 Predecessor Period and the years ended December 31, 2012 and 2011 of $35 million, $492 million, $534 million and $566 million, respectively, related to this program.

US Airways provides various services to these regional airlines, including passenger handling, maintenance and catering. US Airways recognized other operating revenues for the 2013 Successor Period, the 2013 Predecessor Period and the years ended December 31, 2012 and 2011 of $5 million, $82 million, $90 million and $88 million, respectively, related to these services. These regional airlines also perform passenger and ground handling services for US Airways at certain airports, for which US Airways recognized other operating expenses for the 2013 Successor Period, the 2013 Predecessor Period and the years ended December 31, 2012 and 2011 of $15 million, $190 million, $195 million and $176 million, respectively. US Airways also leases or subleases certain aircraft to these regional airline subsidiaries. US Airways recognized other operating revenues for the 2013 Successor Period, the 2013 Predecessor Period and the years ended December 31, 2012 and 2011 of $5 million, $73 million, $78 million and $78 million related to these arrangements.

US Airways purchases a portion of its jet fuel from US Airways Group’s wholly owned subsidiary, MSC, which acts as a fuel wholesaler to US Airways in certain circumstances. For the 2013 Successor Period, the 2013 Predecessor Period and the years ended December 31, 2012 and 2011, MSC sold fuel totaling $68 million, $1.07 billion, $1.23 billion and $1.34 billion, respectively, used by US Airways’ mainline and regional flights.

12. Operating Segments and Related Disclosures

US Airways is managed as a single business unit that provides air transportation for passengers and cargo. This allows it to benefit from an integrated revenue pricing and route network that includes US Airways, US Airways Group’s wholly owned regional air carriers and third-party carriers that fly under capacity purchase or prorate agreements as part of US Airways’ regional operations. The flight equipment of all these carriers is combined to form one fleet that is deployed through a single route scheduling system. When making resource allocation decisions, the chief operating decision maker evaluates flight profitability data, which considers aircraft type and route economics, but gives no weight to the financial impact of the resource allocation decision on an individual carrier basis. The objective in making resource allocation decisions is to maximize consolidated financial results, not the individual results of US Airways and US Airways Express.

US Airways’ operating revenues by geographic region as defined by the U.S. Department of Transportation (“DOT”) is as follows (in millions):

	Successor	Predecessor
	Period From December 9 to December 31,	Period From January 1 to December 8,	Year Ended December 31,	Year Ended December 31,
	2013	2013	2012	2011
DOT Domestic	$789	$11,178	$11,337	$10,641
DOT Atlantic	82	1,778	1,719	1,678
DOT Latin	70	866	869	821

Total	$941	$13,822	$13,925	$13,140

Total operating revenues have been reclassified into the Domestic, Atlantic and Latin geographic regions to conform to the new AAG presentation. US Airways attributes operating revenues by geographic region based upon the origin and destination of each ticket. US Airways’ tangible assets consist primarily of flight equipment, which are mobile across geographic markets and, therefore, have not been allocated.

13. Share-based Compensation

All outstanding US Airways Group equity awards converted into equity awards with respect to AAG Common Stock using an exchange ratio of 1 to 1 and had a fair value of approximately $141 million at the Merger closing date, which was included in the purchase price. These awards have the same terms and conditions as were applicable to such equity awards immediately prior to the Merger closing date.

In December 2013, the 2013 Incentive Award Plan (the “2013 Plan”) was approved. The 2013 Plan replaces and supersedes the 2011 Incentive Award Plan (the “2011 Plan”). No additional awards will be made under the 2011 Plan. Awards may be in the form of an option, restricted stock award, restricted stock unit award, performance award, dividend equivalents award, deferred stock award, deferred stock unit award, stock payment award or stock appreciation right. The 2013 Plan authorizes the grant of awards for the issuance of 40,000,000 shares plus any shares underlying awards granted under the 2013 Plan, or any pre-existing US Airways Group plan, that are forfeited, terminate or are cash settled (in whole or in part) without a payment being made in the form of shares. In addition, any shares that are available for issuance under the 2011 Plan as of the Effective Date may be used for awards under the 2013 Plan; provided, that awards using such available shares under the 2011 Plan shall not be made after the date awards or grants could have been made under 2011 Plan and shall only be made to individuals who were not providing services to AAG prior to the Merger. Awards granted under the 2013 Plan upon the assumption of, or in substitution for, outstanding awards in connection with a corporate transaction, such as a merger, will not reduce the shares authorized for issuance under the 2013 Plan.

US Airways’ net income for the 2013 Successor Period, the 2013 Predecessor Period and the years ended December 31, 2012 and 2011 included $19 million, $61 million, $51 million and $5 million, respectively, of share-based compensation costs. Of the 2013 Successor Period amount, $7 million was due to Merger related equity awards and equity vesting accelerations recorded in special items, net on the accompanying consolidated statements of operations. Share-based compensation costs related to stock-settled awards were $10 million, $19 million, $12 million and $8 million in the 2013 Successor Period, the 2013 Predecessor Period, and the years ended December 31, 2012 and 2011, respectively. Share-based compensation costs related to cash-settled awards were an expense of $9 million and $42 million in the 2013 Successor and Predecessor Periods, respectively, an expense of $39 million in 2012 and a credit of $3 million in 2011.

Restricted Stock Unit Awards — As of December 31, 2013, US Airways has outstanding restricted stock unit awards with service conditions (time vested) and performance conditions. The restricted stock units granted in connection with the closing of the Merger will vest, subject to continued employment, with respect to (i) 50% of the restricted stock units on December 16, 2015; (ii) 25% of the restricted stock units on the earlier to occur of (a) December 16, 2015, if AAG is issued a Single Operating Certificate (“SOC”) prior to or on that date or (b) the date on which AAG is issued an SOC, provided that such date is prior to or on December 16, 2016; and (iii) 25% of the restricted stock units on the date the AAG board of directors or compensation committee of the board of directors determines that AAG has achieved at least $1 billion in net synergies with respect to the fiscal year 2015 or 2016, provided that such date is prior to or on December 31, 2016. The grant-date fair value of restricted stock unit awards is equal to the market price of the underlying shares of common stock on the date of grant. For time vested awards, the expense is recognized on a straight-line basis over the vesting period for the entire award. For awards with performance conditions, the expense is recognized based on the expected level of achievement at each reporting period. The vesting periods for RSU awards with service conditions range from two to three years. Stock-settled restricted stock unit awards (“RSUs”) are classified as equity awards as the vesting results in the issuance of shares of AAG Common Stock. Cash-settled restricted stock unit awards (“CRSUs”) are classified as liability awards as the vesting results in payment of cash by US Airways.

RSU award activity for all plans for the 2013 Successor and Predecessor Periods and the years ended December 31, 2012 and 2011 is as follows (shares in thousands):

	Number of Shares	Weighted Average Grant- Date Fair Value
Predecessor:
Nonvested balance at December 31, 2010	243	$7.99
Granted	601	7.99
Vested and released	(188)	8.40
Forfeited	(1)	8.84

Nonvested balance at December 31, 2011	655	$7.88
Granted	1,827	7.64
Vested and released	(243)	7.63
Forfeited	(8)	7.62

Nonvested balance at December 31, 2012	2,231	$7.71
Granted	1,778	15.78
Vested and released	(823)	7.79
Forfeited	(22)	11.46

Nonvested balance at December 8, 2013	3,164	$12.20

Successor:
Granted	7,533	24.60
Vested and released	(10)	22.55
Forfeited	—	—

Nonvested balance at December 31, 2013	10,687	$24.00

As of December 31, 2013, there were $214 million of total unrecognized compensation costs related to RSUs. These costs are expected to be recognized over a weighted average period of 1.7 years. The total fair value of RSUs vested during the 2013 Successor Period, 2013 Predecessor period, 2012 and 2011 was $0.3 million, $13 million, $2 million and $2 million, respectively.

CRSU award activity for all plans for the 2013 Successor and Predecessor Periods and the years ended December 31, 2012 and 2011 is as follows (shares in thousands):

	Number of Shares	Weighted Average Fair Value
Predecessor:
Nonvested balance at December 31, 2010	—	$—
Granted	1,039	8.14
Vested and released	—	—
Forfeited	(39)	7.42

Nonvested balance at December 31, 2011	1,000	$5.07
Granted	2	7.62
Vested and released	(324)	9.34
Forfeited	(35)	5.96

Nonvested balance at December 31, 2012	643	$13.50
Granted	2	15.78
Vested and released	(321)	16.03
Forfeited	(4)	14.91

Nonvested balance at December 8, 2013	320	$22.55

Successor:
Granted	18	24.60
Vested and released	(3)	24.60
Forfeited	—	—

Nonvested balance at December 31, 2013	335	$25.25

As of December 31, 2013, the liability related to CRSUs was $6 million, which will continue to be remeasured at fair value at each reporting date until all awards are vested. As of December 31, 2013, the total unrecognized compensation expense for CRSUs was $3 million and is expected to be recognized over a weighted average period of 0.4 years. The total cash paid for CRSUs vested during the 2013 Successor Period, the 2013 Predecessor Period and 2012 was $0.1 million, $5 million and $3 million, respectively.

Stock Options and Stock Appreciation Rights — Stock options and stock appreciation rights are granted with an exercise price equal to the underlying common stock’s fair value at the date of each grant. Stock options and stock appreciation rights have service conditions, become exercisable over a three-year vesting period and expire if unexercised at the end of their term, which ranges from seven to 10 years. Stock options and stock-settled stock appreciation rights (“SARs”) are classified as equity awards as the exercise results in the issuance of shares of AAG Common Stock. Cash-settled stock appreciation rights (“CSARs”) are classified as liability awards as the exercise results in payment of cash by US Airways.

Stock option and SAR award activity for all plans for the 2013 Successor and Predecessor Periods and the years ended December 31, 2012 and 2011 is as follows (stock options and SARs in thousands):

	Stock Options and SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In millions)
Predecessor:
Balance at December 31, 2010	9,957	$14.09
Granted	986	7.92
Exercised	(128)	7.47
Forfeited	(27)	7.44
Expired	(254)	23.26

Balance at December 31, 2011	10,534	$13.38
Granted	3,138	7.68
Exercised	(283)	6.78
Forfeited	(20)	7.98
Expired	(300)	15.95

Balance at December 31, 2012	13,069	$12.11
Granted	64	16.17
Exercised	(1,880)	7.52
Forfeited	(25)	7.35
Expired	(28)	39.17

Balance at December 8, 2013	11,200	$12.84

Successor:
Granted	—	—
Exercised	(42)	14.42
Forfeited	—	—
Expired	—	—

Balance at December 31, 2013	11,158	$12.84	3.3	$162
Vested or expected to vest at December 31, 2013	11,135	$12.85	3.3	$162
Exercisable at December 31, 2013	8,729	$14.20	2.8	$120

CSAR award activity for all plans for the 2013 Successor and Predecessor Periods and the years ended December 31, 2012 and 2011 is as follows (CSARs in thousands):

	CSARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In millions)
Predecessor:
Balance at December 31, 2010	5,054	$4.65
Granted	1,484	8.14
Exercised	(395)	3.44
Forfeited	(219)	5.47
Expired	(8)	7.42

Balance at December 31, 2011	5,916	$5.58
Granted	4	7.62
Exercised	(569)	4.29
Forfeited	(113)	6.26
Expired	—	—

Balance at December 31, 2012	5,238	$5.70
Granted	—	—
Exercised	(2,342)	5.01
Forfeited	(8)	7.97
Expired	—	—

Balance at December 8, 2013	2,888	$6.25

Successor:
Granted	—	—
Exercised	(23)	5.10
Forfeited	—	—
Expired	—	—

Balance at December 31, 2013	2,865	$6.26	3.3	$54
Vested or expected to vest at December 31, 2013	2,864	$6.26	3.3	$54
Exercisable at December 31, 2013	2,415	$5.91	3.1	$47

The fair value of stock options and stock appreciation rights is determined at the grant date using a Black-Scholes option pricing model, which requires several assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the award at the time of grant. The dividend yield is assumed to be zero as US Airways Group does not pay dividends. The volatility is based on the historical volatility of US Airways Group’s common stock over a time period equal to the expected term of the award. The expected term of the award is based on the historical experience of US Airways Group. Stock options and stock appreciation rights are expensed on a straight-line basis over the vesting period for the entire award.

The per share weighted-average grant-date fair value of stock appreciation rights granted and the weighted-average assumptions used for the 2013 Predecessor Period, 2012 and 2011 were as follows as there were no stock appreciation rights granted in the 2013 Successor Period:

	Predecessor
	Period from January 1 to December 8, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Weighted average fair value	$7.03	$4.59	$5.65
Risk free interest rate	0.5%	0.6%	1.6%
Expected dividend yield	—	—	—
Expected term	3.5 years	3.5 years	4.0 years
Volatility	61%	89%	102%

As of December 31, 2013, there were $22 million of total unrecognized compensation costs related to SARs. These costs are expected to be recognized over a weighted average period of 0.7 years. The total intrinsic value of stock options and SARs exercised during the 2013 Successor Period, the 2013 Predecessor Period, 2012 and 2011 was $0.5 million, $19 million, $1 million and $0.2 million, respectively.

As of December 31, 2013, the weighted average fair value of outstanding CSARs was $19.11 per share and the related liability was $52 million. These CSARs will continue to be remeasured at fair value at each reporting date until all awards are settled. As of December 31, 2013, the total unrecognized compensation expense for CSARs was $2 million and is expected to be recognized over a weighted average period of 0.3 years. Total cash paid for CSARs exercised during the 2013 Successor Period, the 2013 Predecessor Period, 2012 and 2011 was $0.5 million, $30 million, $4 million and $2 million, respectively.

14. Valuation and Qualifying Accounts (in millions)

	Balance at Beginning of Period	Acquisition Accounting Adjustment	Additions	Deductions	Balance at End of Period
Allowance for doubtful receivables:
Successor:
Period from December 9 to December 31, 2013	$6	$(6)	$—	$—	$—

Predecessor:
Period from January 1 to December 8, 2013	$7	$—	$1	$2	$6

Year ended December 31, 2012	$8	$—	$1	$2	$7

Year ended December 31, 2011	$9	$—	$1	$2	$8

Allowance for inventory obsolescence:
Successor:
Period from December 9 to December 31, 2013	$104	$(104)	$2	$—	$2

Predecessor:
Period from January 1 to December 8, 2013	$88	$—	$17	$1	$104

Year ended December 31, 2012	$78	$—	$12	$2	$88

Year ended December 31, 2011	$74	$—	$16	$12	$78

Valuation allowance on deferred tax asset, net:
Successor:
Period from December 9 to December 31, 2013	$—	$482	$—	$—	$482

Predecessor:
Period from January 1 to December 8, 2013	$168	$—	$—	$168	$—

Year ended December 31, 2012	$410	$—	$—	$242	$168

Year ended December 31, 2011	$450	$—	$—	$40	$410

15. Selected Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for 2013 and 2012 is as follows (in millions):

	Predecessor				Successor
	1st Quarter	2nd Quarter	3rd Quarter	Period from October 1 to December 8	Period from December 9 to December 31
2013
Operating revenues	$3,408	$3,890	$3,879	$2,645	$941
Operating expenses	3,307	3,415	3,460	2,468	1,115
Operating income (loss)	101	475	419	177	(174)
Nonoperating expense, net	(32)	(72)	(71)	(60)	(17)
Income tax provision	—	78	128	57	—
Net income (loss)	69	325	220	60	(191)

	Predecessor
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2012
Operating revenues	$3,292	$3,781	$3,562	$3,292
Operating expenses	3,237	3,387	3,301	3,185
Operating income	55	394	261	107
Nonoperating income (expense), net	16	(72)	3	(62)
Income tax provision (benefit)	—	—	1	(2)
Net income	71	322	263	47

Certain prior period amounts have been reclassified between various financial statement line items to conform to the new AAG financial statement presentation. See Note 1 for further information.

US Airways’ 2013 and 2012 fourth quarter results were impacted by recognition of the following net special items:

Fourth quarter 2013 Successor Period operating expenses included $277 million of special merger related costs primarily due to the pilot memorandum of understanding that became effective upon merger close, professional fees, fees to exit the Star Alliance and its codeshare agreement with United Airlines, severance and special merger equity awards. Fourth quarter 2013 Predecessor Period operating expenses included $36 million of net special charges primarily due to merger related costs.

Fourth quarter 2012 operating expenses included $9 million of net special charges primarily due to merger related costs and auction rate securities arbitration costs.

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

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of US Airways Group’s and US Airways’ management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the rules promulgated under the Exchange Act) as of December 31, 2013. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Changes in Internal Control over Financial Reporting

Except as set forth below, there has been no change to US Airways Group’s or US Airways’ internal control over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, US Airways Group’s or US Airways’ internal control over financial reporting.

In connection with the Merger on December 9, 2013, we are currently integrating policies, processes, people, technology and operations for the combined company. Management will continue to evaluate our internal control over financial reporting as we execute merger integration activities.

Limitation on the Effectiveness of Controls

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO believe that our disclosure controls and procedures were effective at the “reasonable assurance” level as of December 31, 2013.

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

Management assessed the effectiveness of US Airways Group’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992).

Based on our assessment and those criteria, management concludes that US Airways Group maintained effective internal control over financial reporting as of December 31, 2013.

US Airways Group’s independent registered public accounting firm has issued an audit report on the effectiveness of US Airways Group’s internal control over financial reporting. That report has been included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

US Airways Group, Inc.:

We have audited US Airways Group, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2013 (Successor), based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, US Airways Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013 (Successor), based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of US Airways Group, Inc. and subsidiaries as of December 31, 2013 (Successor) and December 31, 2012 (Predecessor), and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the period from December 9, 2013 to December 31, 2013 (Successor), the period from January 1, 2013 to December 8, 2013 (Predecessor), and each of the years in the two-year period ended December 31, 2012 (Predecessor) and our report dated February 27, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Phoenix, Arizona

February 27, 2014

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

Management assessed the effectiveness of US Airways’ internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992).

Based on our assessment and those criteria, management concludes that US Airways maintained effective internal control over financial reporting as of December 31, 2013.

US Airways’ independent registered public accounting firm has issued an audit report on the effectiveness of US Airways’ internal control over financial reporting. That report has been included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

US Airways, Inc.:

We have audited US Airways, Inc. and subsidiaries (US Airways) internal control over financial reporting as of December 31, 2013 (Successor), based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). US Airways’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on US Airways’ internal control over financial reporting based on our audit.

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

In our opinion, US Airways maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013 (Successor), based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of US Airways, Inc. and subsidiaries as of December 31, 2013 (Successor) and December 31, 2012 (Predecessor), and the related consolidated statements of operations, comprehensive income, stockholder’s equity, and cash flows for the period from December 9, 2013 to December 31, 2013 (Successor), the period from January 1, 2013 to December 8, 2013 (Predecessor), and each of the years in the two-year period ended December 31, 2012 (Predecessor) and our report dated February 27, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Phoenix, Arizona

February 27, 2014

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item is omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 11. Executive Compensation

Information required by this Item is omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information required by this Item is omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional services rendered by KPMG LLP for the audits of the financial statements of US Airways Group and its subsidiaries, including US Airways, as of and for the fiscal years ended December 31, 2013 and 2012, as well as fees for other services rendered by KPMG LLP during these periods.

	Fiscal Year 2013	Fiscal Year 2012
Audit fees	$3,185,998	$2,190,000
Audit-related fees	752,665	371,900
Tax fees	47,153	34,700
All other fees	—	—

Total	$3,985,816	$2,596,600

“Audit fees” for the fiscal years ended December 31, 2013 and 2012 were for professional services rendered for the audits of the annual financial statements included in US Airways Group’s and US Airways’ Annual Report on Form 10-K (including fees for the audits of internal control over financial reporting as required by Section 404 of SOX), quarterly review of the financial statements included in US Airways Group’s and US Airways’ Quarterly Reports on Form 10-Q and services rendered in connection with SEC filings.

“Audit-related fees” for the fiscal years ended December 31, 2013 and 2012 were for statutory audits, services rendered in connection with securities offerings and other SEC filings, significant auditing work on transactions and consultations concerning financial accounting and reporting standards.

“Tax fees” for the fiscal years ended December 31, 2013 and 2012 were for U.S. and international tax compliance.

There were no fees that fall into the classification of “All other fees” for the fiscal years ended December 31, 2013 and 2012.

Prior to the Merger, the Audit Committee of the US Airways Group Board of Directors was responsible for appointing, setting compensation for, and overseeing the work of the independent registered public accounting firm for US Airways Group and US Airways, and the US Airways Group Audit Committee had policies and procedures for the pre-approval of audit and non-audit services rendered by US Airways Group’s and US Airways’ independent registered public accounting firm. The policy generally pre-approved certain specified services in the defined categories of audit services, audit-related services, tax services and permitted non-audit services up to specified amounts, and sets requirements for specific case-by-case pre-approval of discrete projects. Pre-approval could be given as part of the Audit Committee’s approval of the scope of the engagement of US Airways Group’s and US Airways’ independent registered public accounting firm or on an individual basis. The Chair of the Audit Committee was delegated the authority by the Audit Committee to pre-approve the engagement of the independent auditors when the entire Audit Committee was unable to do so, but any pre-approval decisions were required to be presented to the full Audit Committee at its next scheduled meeting. The Audit Committee had delegated to US Airways Group’s Vice President and Controller to monitor the performance of all services provided by the independent auditor and to determine whether these services are in compliance with the pre-approval policy. The Vice President and Controller was required to report the results of his monitoring to the Audit Committee on a periodic basis. The policy prohibited retention of the independent registered public accounting firm to perform prohibited non-audit functions as defined in Section 201 of SOX or the rules of the SEC, and also considered whether the proposed services were compatible with the independence of the independent registered public accounting firm. All non-audit services provided by KPMG LLP during fiscal year 2013 (prior to the Merger) and fiscal year 2012 were pre-approved in accordance with the pre-approval policy described above.

Following the Merger, as wholly owned subsidiaries of AAG, services provided by US Airways Group’s and US Airways’ independent registered public accounting firm are determined by the Audit Committee of the Board of Directors of AAG. AAG’s Audit Committee pre-approves all audit and permissible non-audit services provided by US Airways Group’s and US Airways’ independent registered public accounting firm, including audit services, audit-related services, tax services, and other services. The Audit Committee has delegated pre-approval authority to its Chairman. Under this delegation, the Chairman must report any pre-approval decision by him to the Audit Committee at its next meeting following such approval. All non-audit services provided by KPMG LLP during the period from the closing of the Merger to the end of fiscal year 2013 were pre-approved in accordance with this policy.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Consolidated Financial Statements

The consolidated financial statements required by this item are listed in Part II, Items 8A and 8B – Consolidated Financial Statements and Supplementary Data of US Airways Group, Inc. and US Airways, Inc., respectively.

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

US Airways Group, Inc.

Date: February 27, 2014	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer

US Airways, Inc.

Date: February 27, 2014	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints W. Douglas Parker and Derek J. Kerr and each or any of them, his or her true and lawful attorneys and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ W. Douglas Parker	Director, US Airways Group, Inc. and	February 27, 2014
W. Douglas Parker	US Airways, Inc. Chief Executive Officer, US Airways Group, Inc. (Principal Executive Officer, US Airways Group, Inc.)

/s/ Robert D. Isom, Jr.	Chief Executive Officer, US Airways, Inc.	February 27, 2014
Robert D. Isom, Jr.	(Principal Executive Officer, US Airways, Inc.)

/s/ Derek J. Kerr	Executive Vice President and Chief	February 27, 2014
Derek J. Kerr	Financial Officer US Airways Group, Inc. and US Airways, Inc. (Principal Financial and Accounting Officer, US Airways Group, Inc. and US Airways, Inc.)

/s/ Thomas W. Horton	Chairman and Director, US Airways	February 27, 2014
Thomas W. Horton	Group, Inc. and US Airways, Inc.

/s/ Stephen L. Johnson	Director, US Airways Group, Inc. and	February 27, 2014
Stephen L. Johnson	US Airways, Inc.

EXHIBIT INDEX

Exhibit Number	Description

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

2.3

Second Amendment to Agreement and Plan of Merger, dated as of June 7, 2013, by and among AMR Corporation, AMR Merger Sub, Inc. and US Airways Group, Inc. (incorporated by reference to Exhibit 2.1 to US Airways Group’s Current Report on Form 8-K filed on June 12, 2013 (Commission File No. 1-8444)).

2.4

Third Amendment to Agreement and Plan of Merger, dated as of September 20, 2013, by and among AMR Corporation, AMR Merger Sub, Inc. and US Airways Group, Inc. (incorporated by reference to Exhibit 2.1 to US Airways Group’s Current Report on Form 8-K filed on September 23, 2013 (Commission File No. 1-8444)).

2.5

Amended and Restated Mutual Asset Purchase and Sale Agreement, dated as of May 20, 2011, by and among US Airways, Inc., US Airways Group, Inc. and Delta Air Lines, Inc. (incorporated by reference to Exhibit 2.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (Commission File No. 1-8444)).#*

3.1

Amended and Restated Certificate of Incorporation of US Airways Group, Inc., effective as of December 9, 2013 (incorporated by reference to Exhibit 3.1 to US Airways Group’s Current Report on Form 8-K filed on December 9, 2013 (Commission File No. 1-8444)).

3.2

Amended and Restated Bylaws of US Airways Group, Inc., effective as of December 9, 2013 (incorporated by reference to Exhibit 3.2 to US Airways Group’s Current Report on Form 8-K filed on December 9, 2013 (Commission File No. 1-8444)).

3.3

Amended and Restated Certificate of Incorporation of US Airways, Inc., effective as of March 31, 2003 (incorporated by reference to Exhibit 4.4 to US Airways Group’s Automatic Shelf Registration Statement on Form S-3 filed December 3, 2009 (Registration No. 333-163463)).

3.4

Amended and Restated Bylaws of US Airways, Inc., effective as of March 31, 2003 (incorporated by reference to Exhibit 4.5 to US Airways Group’s Automatic Shelf Registration Statement on Form S-3 filed December 3, 2009 (Registration No. 333-163463)).

4.1

Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.6 to US Airways Group’s Automatic Shelf Registration Statement on Form S-3 filed December 3, 2009 (Registration No. 333-163463)).

4.2

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

4.3

Indenture, dated as of September 30, 2005, between US Airways Group, the guarantors listed therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005 (Commission File No. 1-8444)).

4.4

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

4.6

Second Supplemental Indenture dated as of December 9, 2013, by and among US Airways Group, Inc., American Airlines Group Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, with respect to the Indenture, dated as of May 13, 2009, between US Airways Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, as supplemented by the First Supplemental Indenture, dated as of May 13, 2009, between US Airways Group and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 to US Airways Group’s Current Report on Form 8-K filed on December 9, 2013 (Commission File No. 1-8444)).

4.7

Indenture, dated as of May 24, 2013, between US Airways Group, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to US Airways Group’s Current Report on Form 8-K filed on May 24, 2013 (Commission File No. 1-8444)).

4.8

First Supplemental Indenture, dated as of May 24, 2013, among US Airways Group, Inc., US Airways, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to US Airways Group’s Current Report on Form 8-K filed on May 24, 2013 (Commission File No. 1-8444)).

4.9	Form of 6.125% Senior Notes due 2018 (incorporated by reference to Exhibit 4.3 to US Airways Group’s Current Report on Form 8-K filed on May 24, 2013 (Commission File No. 1-8444)).

4.10

Second Supplemental Indenture dated as of December 9, 2013, by and among US Airways Group, Inc., AMR Corporation Airlines Group Inc. and Wilmington Trust, National Association, as trustee, with respect to the Indenture, dated as of May 24, 2013, between US Airways Group, Inc. and Wilmington Trust, National Association, as trustee, as supplemented by the First Supplemental Indenture, dated as of May 24, 2013, among US Airways Group Inc., US Airways, Inc. and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to US Airways Group’s Current Report on Form 8-K filed on December 9, 2013 (Commission File No. 1-8444)).

4.11

Indenture, dated as of March 15, 2011, among American Airlines, Inc., AMR Corporation, U.S. Bank National Association, as trustee, and Wilmington Trust Company, as collateral trustee (incorporated by reference to Exhibit 4.1 to AMR’s Current Report on Form 8-K filed on March 15, 2011 (Commission File No. 1-8400)).

4.12

Form of 7.50% Senior Secured Note due 2016 (included in Exhibit 4.1, as Exhibit A to Indenture, dated as of March 15, 2011, among American Airlines, Inc., AMR Corporation, U.S. Bank National Association, as trustee, and Wilmington Trust Company, as collateral trustee) (incorporated by reference to Exhibit 4.2 to AMR’s Current Report on Form 8-K filed on March 15, 2011 (Commission File No. 1-8400)).

4.13

First Supplemental Indenture, dated as of December 9, 2013, by US Airways Group, Inc. and US Airways in favor of U.S. Bank National Association, as trustee under the Indenture, dated as of March 15, 2011, by and among American Airlines, Inc., American Airlines Group, Inc., U.S. Bank National Association, as trustee and Wilmington Trust Company, as collateral trustee (incorporated by reference to Exhibit 4.3 to US Airways Group’s Current Report on Form 8-K filed on December 9, 2013 (Commission File No. 1-8444)).

10.1

A330/A340 Purchase Agreement dated as of November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.5 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 1-8444)).*

10.2

Amendment No. 1 dated as of March 23, 2000 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (Commission File No. 1-8444)).*

10.3

Amendment No. 2 dated as of June 29, 2000 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (Commission File No. 1-8444)).*

10.4

Amendment No. 3 dated as of November 27, 2000 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.14 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 1-8444)).*

Exhibit Number	Description

10.5

Amendment No. 4 dated as of September 20, 2001 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.16 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 1-8444)).*

10.6

Amendment No. 5 dated as of July 17, 2002 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (Commission File No. 1-8444)).*

10.7

Amendment No. 6 dated as of March 29, 2003 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (Commission File No. 1-8444)).*

10.8

Amendment No. 7 dated August 30, 2004 to the Airbus A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.3 to US Airways Group’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2004 (Commission File No. 1-8444)).*

10.9

Letter Agreement dated December 17, 2004 between US Airways Group and US Airways and Airbus North America Sales Inc. (incorporated by reference to Exhibit 99.1 to US Airways Group’s Current Report on Form 8-K filed on February 9, 2005 (Commission File No. 1-8444)).

10.10

Amendment No. 8 dated December 22, 2004 to the Airbus A330/A340 Purchase Agreement dated as of November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.6 to US Airways Group’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2005 (Commission File No. 1-8444)).*

10.11

Amendment No. 9 dated January 2005 to the Airbus A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.7 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-8444)).*

10.12

Amendment No. 10 dated September 2005 to the Airbus A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.7 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (Commission File No. 1-8444)).*

10.13

Amendment No. 11 dated as of October 2, 2007 to the Airbus A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.18 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-8444)).*

10.14

Amended and Restated Airbus A320 Agreement dated as of October 2, 2007 between US Airways, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.3 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-8444)).*

10.15

Amendment No. 1 dated as of January 11, 2008 to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement dated as of October 2, 2007 between US Airways, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (Commission File No. 1-8444)).*

10.16

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

10.17

Amendment No. 3 dated as of January 16, 2009 to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement dated as of October 2, 2007 between US Airways, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Commission File No. 1-8444)).*

Exhibit Number	Description

10.18

Amendment No. 4 dated as of August 11, 2009 to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (Commission File No. 1-8444)).*

10.19

Amendment No. 5 dated as of October 2, 2009 to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.93 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File No. 1-8444)).*

10.20

Amendment No. 6 dated as of November 20, 2009 to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.94 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File No. 1-8444)).*

10.21

Amendment No. 7, dated as of April 1, 2010, to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement, dated as of October 2, 2007, between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (Commission File No. 1-8444)).*

10.22	Amendment No. 8, dated as of February 13, 2011, to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement, dated as of October 2, 2007, between Airbus S.A.S. and US Airways, Inc.**

10.23	Amendment No. 9, dated as of March 31, 2011, to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement, dated as of October 2, 2007, between Airbus S.A.S. and US Airways, Inc.**

10.24	Amendment No. 10, dated as of October 17, 2011, to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement, dated as of October 2, 2007, between Airbus S.A.S. and US Airways, Inc.**

10.25	Amendment No. 11, dated as of December 15, 2011, to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement, dated as of October 2, 2007, between Airbus S.A.S. and US Airways, Inc.**

10.26	Amendment No. 12, dated as of October 19, 2012, to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement, dated as of October 2, 2007, between Airbus S.A.S. and US Airways, Inc.**

10.27	Amendment No. 13, dated as of July 3, 2013, to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement, dated as of October 2, 2007, between Airbus S.A.S. and US Airways, Inc.**

10.28	Amendment No. 14, dated as of September 30, 2013, to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement, dated as of October 2, 2007, between Airbus S.A.S. and US Airways, Inc.**

10.29	Amendment No. 15, dated as of December 20, 2013, to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement, dated as of October 2, 2007, between Airbus S.A.S. and US Airways, Inc.**

10.30

A330 Purchase Agreement dated as of October 2, 2007 between US Airways, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.4 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-8444)).*

10.31

Amendment No. 1 dated as of November 15, 2007 to A330 Purchase Agreement dated as of October 2, 2007 between US Airways, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.5 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-8444)).*

10.32

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

10.33

Amendment No. 3 dated as of January 16, 2009 to the Airbus A330 Purchase Agreement dated as of October 2, 2007 between US Airways, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Commission File No. 1-8444)).*

Exhibit Number	Description

10.34

Amendment No. 4 dated as of July 23, 2009 to the A330 Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (Commission File No. 1-8444)).*

10.35

Amendment No. 5 dated as of November 20, 2009 to the A330 Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.95 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File No. 1-8444)).*

10.36	Amendment No. 6 dated as of May 3, 2013 to the A330 Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc.**

10.37	Amendment No. 7 dated as of December 20, 2013 to the A330 Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc.**

10.38

Amended and Restated Airbus A350 XWB Purchase Agreement, dated as of October 2, 2007, among AVSA, S.A.R.L. and US Airways, Inc., AWA and US Airways Group (incorporated by reference to Exhibit 10.19 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-8444)).*

10.39

Amendment No. 1 dated as of October 20, 2008 to the Amended and Restated Airbus A350 XWB Purchase Agreement, dated as of October 2, 2007, between US Airways, Inc. and Airbus S.A.S., including Amended and Restated Letter Agreement No. 3, Amended and Restated Letter Agreement No. 5, and Amended and Restated Letter Agreement No. 9 to the Purchase Agreement (incorporated by reference to Exhibit 10.23 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8444)).*

10.40

Amendment No. 2 dated as of January 16, 2009 to the Amended and Restated Airbus A350 XWB Purchase Agreement, dated as of October 2, 2007, among AVSA, S.A.R.L. and US Airways, Inc., AWA and US Airways Group (incorporated by reference to Exhibit 10.3 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Commission File No. 1-8444)).*

10.41

Amendment No. 3 dated as of July 23, 2009 to the Amended and Restated Airbus A350 XWB Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.3 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (Commission File No. 1-8444)).*

10.42

Amendment No. 4 dated as of November 20, 2009 to the Amended and Restated Airbus A350 XWB Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.96 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File No. 1-8444)).*

10.43

Amendment No. 5 dated as of December 20, 2013 to the Amended and Restated Airbus A350 XWB Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc., including Amended and Restated Letter Agreement No. 2, Amended and Restated Letter Agreement No. 4, Third Amended and Restated Letter Agreement No. 5 Amended and Restated Letter Agreement No. 6, Amended and Restated Letter Agreement No. 7, Amended and Restated Letter Agreement No. 8-2, Second Amended and Restated Letter Agreement No. 9, Amended and Restated Letter Agreement No. 12, Amended and Restated Letter Agreement No. 13 and Amended and Restated Letter Agreement No. 14 to the Amended and Restated Airbus A350 XWB Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc.**

10.44

Master Memorandum of Understanding, dated as of November 24, 2004, among US Airways Group, US Airways, and General Electric Capital Corporation acting through its agent GE Capital Aviation Services, Inc. and General Electric Company, GE Transportation Component (incorporated by reference to Exhibit 10.9 to US Airways Group’s Annual Report on Form 10-K/A for the year ended December 31, 2004 (Commission File No. 1-8444)).*

10.45

Master Merger Memorandum of Understanding, dated as of June 13, 2005, among US Airways, US Airways Group, America West Holdings, Inc., AWA, General Electric Capital Corporation, acting through its agent GE Commercial Aviation Services LLC, GE Engine Services, Inc., GE Engine Services — Dallas, LP and General Electric Company, GE Transportation Component (incorporated by reference to Exhibit 10.9 to US Airways Group’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2005 (Commission File No. 1-8444)).*

Exhibit Number	Description

10.46

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

10.47

Joinder to Loan Agreement, dated as of December 9, 2013, by American Airlines Group Inc. and American Airlines, Inc. to the $1,600,000,000 Loan Agreement, dated as of May 23, 2013, among US Airways, Inc., US Airways Group, Inc. and certain affiliates of US Airways, Inc. party thereto from time to time, the lenders party thereto and Citicorp North America, Inc., as administrative agent for the lenders (incorporated by reference to Exhibit 10.2 to US Airways Group’s Current Report on Form 8-K filed on December 9, 2013 (Commission File No. 1-8444)).

10.48

Amendment No. 1, dated as of January 16, 2014, to Loan Agreement, dated as of May 23, 2013, among US Airways, Inc., as Borrower, certain affiliates of US Airways, Inc. party to the agreement from time to time, Citicorp North America, Inc., as Administrative Agent, the lenders party to the agreement from time to time, Citigroup Global Markets Inc., as Joint Lead Arranger and Joint Bookrunner, Barclays Bank PLC, as Joint Lead Arranger, Joint Bookrunner and Syndication Agent, Morgan Stanley Senior Funding, Inc., as Joint Bookrunner and Documentation Agent and Goldman Sachs Bank USA, as Joint Bookrunner and Documentation Agent.

10.49

Credit and Guaranty Agreement, dated as of June 27, 2013, among American Airlines, Inc., as the borrower, AMR, as parent and guarantor, the subsidiaries of AMR from time to time party thereto, as guarantors, the lenders party thereto from time to time, Deutsche Bank AG New York Branch, as administrative agent, collateral agent, issuing lender and Citigroup Global Markets Inc., as left lead arranger for the Revolving Facility (as defined in the Credit and Guaranty Agreement) and syndication agent, Barclays Bank PLC, Goldman Sachs Bank USA, J.P. Morgan Securities LLC and Morgan Stanley Senior Funding, Inc., as documentation agents, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Barclays Bank PLC, Goldman Sachs Bank USA, J.P. Morgan Securities LLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, and Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint bookrunners (incorporated by reference to Exhibit 10.3 to AMR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (Commission File No. 1-8400)).

10.50

First Amendment to Credit and Guaranty Agreement, dated as of August 5, 2013, among American Airlines, Inc., as borrower, AMR, as parent, the lenders committing to provide and providing new loans thereunder, and Deutsche Bank AG New York Branch, as administrative agent (incorporated by reference to Exhibit 10.1 to AMR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (Commission File No. 1-8400)).

10.51

Instrument of Assumption of Joinder, dated as of December 9, 2013, by US Airways Group, Inc. and US Airways, Inc. in favor of Deutsche Bank AG New York Branch, as administrative agent for the Lenders, guaranteeing the obligations of American Airlines, Inc. under the Credit and Guaranty Agreement, dated as of June 27, 2013, by and among American Airlines, Inc., AMR Corporation, the direct and indirect Domestic Subsidiaries of AMR Corporation from time to time party thereto other than American Airlines, Inc., each of the several banks and other financial institutions or entities from time to time party hereto as a lender and Deutsche Bank AG New York Branch, as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed on December 9, 2013 (Commission File No. 1-8444)).

10.52

Second Amendment to Credit and Guaranty Agreement, dated as of December 27, 2013, among American Airlines, Inc., American Airlines Group Inc., the Consenting Lenders (as defined therein), the New Lenders (as defined therein) and Deutsche Bank AG New York Branch, as administrative agent and, by Instrument of Assumption and Joinder, dated as of December 9, 2013, US Airways Group, Inc. and US Airways, Inc.

10.53

Form of Participation Agreement (Participation Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee and Subordination Agent) (incorporated by reference to Exhibit 4.14 to US Airways Group’s Current Report on Form 8-K filed on December 23, 2010 (Commission File No. 1-8444)).

Exhibit Number	Description

10.54

Form of Indenture (Trust Indenture and Security Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee) (incorporated by reference to Exhibit 4.15 to US Airways Group’s Current Report on Form 8-K filed on December 23, 2010 (Commission File No. 1-8444)).

10.55

Guarantee, dated as of December 21, 2010, from US Airways Group, Inc. (incorporated by reference to Exhibit 4.18 to US Airways Group’s Current Report on Form 8-K filed on December 23, 2010 (Commission File No. 1-8444)).

10.56

Form of Participation Agreement (Participation Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee and Subordination Agent) (incorporated by reference to Exhibit 4.18 to US Airways Group’s Current Report on Form 8-K filed on July 1, 2011 (Commission File No. 001-08444)).

10.57

Form of Indenture (Trust Indenture and Security Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee) (incorporated by reference to Exhibit 4.19 to US Airways Group’s Current Report on Form 8-K filed on July 1, 2011 (Commission File No. 001-08444)).

10.58

Guarantee, dated as of June 28, 2011, from US Airways Group, Inc. (incorporated by reference to Exhibit 4.23 to US Airways Group’s Current Report on Form 8-K filed on July 1, 2011 (Commission File No. 001-08444)).

10.59

Form of Participation Agreement (Participation Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee and Subordination Agent) (incorporated by reference to Exhibit 4.18 to US Airways Group’s Current Report on Form 8-K filed on May 16, 2012 (Commission File No. 001-08444)).

10.60

Form of Indenture (Trust Indenture and Security Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee) (incorporated by reference to Exhibit 4.19 to US Airways Group’s Current Report on Form 8-K filed on May 16, 2012 (Commission File No. 001-08444)).

10.61

Guarantee, dated as of May 14, 2012, from US Airways Group, Inc. (incorporated by reference to Exhibit 4.23 to US Airways Group’s Current Report on Form 8-K filed on May 16, 2012 (Commission File No. 001-08444)).

10.62

Form of Participation Agreement (Participation Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee and Subordination Agent) (incorporated by reference to Exhibit B to Exhibit 4.12 to US Airways Group’s Current Report on Form 8-K filed on December 13, 2012 (Commission File No. 001-08444)).

10.63

Form of Indenture (Trust Indenture and Security Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee) (incorporated by reference to Exhibit C to Exhibit 4.12 to US Airways Group’s Current Report on Form 8-K filed on December 13, 2012 (Commission File No. 001-08444)).

10.64

Guarantee, dated as of December 13, 2012, from US Airways Group, Inc. (incorporated by reference to Exhibit 4.17 to US Airways Group’s Current Report on Form 8-K filed on December 13, 2012 (Commission File No. 001-08444)).

10.65

Form of Amendment No. 1 to Participation Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee, Subordination Agent and Pass Through Trustee (Exhibit A to Note Purchase Agreement) (incorporated by reference to Exhibit 4.8 to US Airways Group’s Current Report on Form 8-K filed on June 6, 2013 (Commission File No. 1-8444)).

10.66

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

10.67

Form of Participation Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee, Subordination Agent and Pass Through Trustee (incorporated by reference to Exhibit 4.13 to US Airways Group’s Current Report on Form 8-K filed on April 25, 2013 (Commission File No. 1-8444)).

10.68

Form of Trust Indenture and Security Agreement among US Airways, Inc., as Owner, Wilmington Trust, National Association, as Securities Intermediary, and Wilmington Trust Company, as Indenture Trustee (incorporated by reference to Exhibit 4.14 to US Airways Group’s Current Report on Form 8-K filed on April 25, 2013 (Commission File No. 1-8444)).

Exhibit Number	Description

10.69

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

10.70

Guarantee, dated as of April 24, 2013, from US Airways Group, Inc. in respect of Fourteen (14) Airbus A321-231 and Four (4) Airbus A330-243 Aircraft (incorporated by reference to Exhibit 4.17 to US Airways Group’s Current Report on Form 8-K filed on April 25, 2013 (Commission File No. 1-8444)).

10.71

Form of Participation Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee, Subordination Agent and Pass Through Trustee (Schedule I to Amendment No. 1 to Note Purchase Agreement (2012-2)) (incorporated by reference to Exhibit 4.10 to US Airways Group’s Current Report on Form 8-K filed on June 6, 2013 (Commission File No. 1-8444)).

10.72

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

10.73

Guarantee Confirmation, dated as of June 6, 2013, from US Airways Group, Inc. in respect of seven (7) Airbus A321-200 and four (4) Airbus A330-200 Aircraft (incorporated by reference to Exhibit 4.13 to US Airways Group’s Current Report on Form 8-K filed on June 6, 2013 (Commission File No. 1-8444)).

10.74

America West Holdings 2002 Incentive Equity Plan as amended through May 23, 2002 (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (Commission File No. 1-8444)).†

10.75	US Airways Group 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005 (Commission File No. 1-8444)).†

10.76

Stock Unit Award Agreement, dated as of September 27, 2005, between US Airways Group and W. Douglas Parker (incorporated by reference to Exhibit 10.6 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005 (Commission File No. 1-8444)).†

10.77

Form of Stock Unit Agreement under US Airways Group’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (Commission File No. 1-8444)).†

10.78

Form of Stock Appreciation Rights Award Agreement under US Airways Group’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.75 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2005 (Commission File No. 1-8444)).†

10.79

Form of Nonstatutory Stock Option Award Agreement under US Airways Group’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (Commission File No. 1-8444)).†

10.80

Form of Stock Bonus Award Agreement for Non-Employee Directors under US Airways Group’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.96 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-8444)).†

10.81

US Airways Group, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to US Airways Group’s Registration Statement on Form S-8 filed on June 30, 2008 (Registration No. 333-152033)).†

10.82

Form of Restricted Stock Unit Award Agreement under the US Airways Group, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed August 7, 2008 (Commission File No. 1-8444)).†

Exhibit Number	Description

10.83

Form of Stock Appreciation Right Award Agreement under the US Airways Group, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to US Airways Group’s Current Report on Form 8-K filed August 7, 2008 (Commission File No. 1-8444)).†

10.84

Form of Stock Appreciation Right (Cash-Settled) Award Agreement under the US Airways Group, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Commission File No. 1-8444)).†

10.85

Form of Stock Appreciation Right (Stock-Settled) Award Agreement under the US Airways Group, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Commission File No. 1-8444)).†

10.86

Form of Director Vested Share Award Agreement under the US Airways Group 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.78 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8444)).†

10.87

2011 Long Term Incentive Performance Program Under 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (Commission File No. 1-8444)).†

10.88

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

10.92

Form of Restricted Stock Unit (Cash-Settled) Award Grant Notice and Restricted Stock Unit (Cash-Settled) Award Agreement under the US Airways Group, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 4.5 to US Airways Group’s Registration Statement on Form S-8 filed on July 1, 2011 (Registration No. 333-175323)).†

10.93

Form of Restricted Stock Unit (Stock-Settled) Award Grant Notice and Restricted Stock Unit Award Agreement under the US Airways Group, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 4.6 to US Airways Group’s Registration Statement on Form S-8 filed on July 1, 2011 (Registration No. 333-175323)).†

10.94	2012 Long Term Incentive Performance Program Under 2008 Equity Incentive Plan.†

10.95	2013 Long Term Incentive Performance Program Under 2008 Equity Incentive Plan.†

10.96

Form of Executive Change in Control Agreement for Presidents (incorporated by reference to Exhibit 10.2 to US Airways Group’s Current Report on Form 8-K filed on November 29, 2007 (Commission File No. 1-8444)).†

10.97

Form of Executive Change in Control Agreement for Executive Vice Presidents (incorporated by reference to Exhibit 10.3 to US Airways Group’s Current Report on Form 8-K filed on November 29, 2007 (Commission File No. 1-8444)).†

10.98

Form of Executive Change in Control Agreement for Senior Vice Presidents (incorporated by reference to Exhibit 10.4 to US Airways Group’s Current Report on Form 8-K filed on November 29, 2007 (Commission File No. 1-8444)).†

10.99

Form of Letter Agreement for Directors Travel Program (incorporated by reference to Exhibit 10.106 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-8444)).†

Exhibit Number	Description

10.100

Amended and Restated Employment Agreement dated as of November 28, 2007 by and among US Airways Group, US Airways, Inc. and W. Douglas Parker (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed on November 29, 2007 (Commission File No. 1-8444)).†

10.101	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed on October 6, 2005 (Commission File No. 1-8444)).†

10.102

Form of letter agreement regarding equity awards by and between US Airways Group, Inc. and each executive officer of US Airways Group, Inc. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-8444))

10.103	Proposed Final Judgment (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed on November 13, 2013 (Commission File No. 1-8444)).

10.104	Asset Preservation Order (incorporated by reference to Exhibit 10.2 to US Airways Group’s Current Report on Form 8-K filed on November 13, 2013 (Commission File No. 1-8444)).

10.105	Supplemental Stipulated Order (incorporated by reference to Exhibit 10.3 to US Airways Group’s Current Report on Form 8-K filed on November 13, 2013 (Commission File No. 1-8444)).

10.106	Joint Stipulation (incorporated by reference to Exhibit 10.4 to US Airways Group’s Current Report on Form 8-K filed on November 13, 2013 (Commission File No. 1-8444)).

10.107	DOT Agreement (incorporated by reference to Exhibit 10.5 to US Airways Group’s Current Report on Form 8-K filed on November 13, 2013 (Commission File No. 1-8444)).

14.1

US Airways Group, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to US Airways Group’s Current Report on Form 8-K filed on December 9, 2013 (Commission File No. 1-8444)).

21.1	Subsidiaries of US Airways Group and US Airways as of December 31, 2013.

24.1	Powers of Attorney (included in signature page of this Annual Report on Form 10-K).

31.1	Certification of US Airways Group’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of US Airways Group’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of US Airways’ Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.4	Certification of US Airways’ Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of US Airways Group’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of US Airways’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

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

*	Confidential treatment has been granted with respect to certain portions of this agreement.
**	Confidential treatment has been requested with respect to certain portions of this agreement.
†	Management contract or compensatory plan or arrangement.